Form 10-Q
period 1995-06-30
BLYTH HOLDINGS INC
filed 1995-08-11
CIK 820738

                       SECURITIES AND EXCHANGE COMMISSION
                            Washington, D.C.  20549


                                    FORM 10-Q
(Mark One)
[ X ] Quarterly Report under Section 13 or 15(d) of the Securities Exchange Act of 1934
       FOR THE QUARTER ENDED JUNE 30, 1995
                                            or

[  ]  Transition Report Pursuant to Section 13 or 15(d) of the Securities
      Exchange Act of 1934
      For the transition period from _______________ to ________________

Commission File number          0-16449

                          BLYTH HOLDINGS INC.
        (Exact name of registrant as specified in its charter)

        Delaware                                      94-3046892
(State of incorporation)                   (IRS Employer Identification No.)


                     989 E. Hillsdale Boulevard #400
                      Foster City, California  94404
                   (Address of principal executive offices)

                            (415) 571-0222
                   (Registrant's telephone number)


Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days: Yes___X____ No ______

As of August 1, 1995 there were 7,990,070 shares of registrant's Common Stock, $.01 par value, outstanding.

                              BLYTH HOLDINGS INC.

                                     INDEX

                       PART I.    FINANCIAL  INFORMATION

                                                              Page No.
Item 1.    Financial Statements:

           Condensed Consolidated Balance Sheets -
                June 30, 1995 and March 31, 1995                  3

           Condensed Consolidated Statements of Operations  -
                Three months ended June 30, 1995 and 1994         4

           Condensed Consolidated Statements of Cash Flows -
                Three months ended June 30, 1995 and 1994         5

           Notes to Condensed Consolidated Financial Statements   6

Item 2.    Management's Discussion and Analysis of Financial
                Condition and Results of Operations               7


                    PART II.    OTHER INFORMATION


Item 6.    Exhibits and Reports on Form 8-K                       11

           Signatures                                             12

                            PART I. FINANCIAL INFORMATION
ITEM 1. Financial Statements

                          BLYTH HOLDINGS INC. AND SUBSIDIARIES

                          CONDENSED CONSOLIDATED BALANCE SHEETS

                                      (UNAUDITED)

                                        ASSETS



                                                             June 30, 1995     March 31, 1995
                                                           ----------------   ----------------

Current Assets:
    Cash and equivalents                                      $3,244,765        $4,593,459
    Trade accounts receivable, less allowance for
           doubtful accounts and returns of $195,293 and
           $242,899 at June 30 and March 31, respectively      3,453,423         3,966,551
    Inventory                                                    252,034           261,926
    Other Current Assets                                         928,810         1,076,637
                                                           -------------      -------------

         Total current assets                                  7,879,032         9,898,573
                                                           -------------      -------------

Property, furniture and equipment, net                         2,770,507         2,979,029
Capitalized software development costs, net                    1,149,572         1,439,925
Other assets                                                      54,868            54,868
                                                           -------------      -------------

          Total Assets                                       $11,853,979        $14,372,395
                                                           -------------      -------------
                                                           -------------      -------------

                           LIABILITIES AND STOCKHOLDERS' EQUITY

Current liabilites:
    Accounts payable and accrued liabilities                  $2,114,868         $2,234,641
    Deferred Revenue                                           1,383,535          1,040,249
    Current portion of long term debt                             12,654             97,178
                                                           -------------      -------------

           Total current liabilites                            3,511,057          3,372,068

    Long term debt                                               806,737          2,758,883

Stockholders' Equity:
    Common stock                                                  80,009             70,802
    Paid in Capital                                           32,849,289         30,740,878
    Treasury stock                                            (1,557,214)        (1,557,214)
    Accumulated deficit                                      (24,070,682)       (21,295,375)
    Foreign currency translation adjustment                      234,783            282,353
                                                           -------------      -------------
           Total stockholders' equity                          7,536,185          8,241,444
                                                           -------------      -------------
           Total liabilities and stockholders' equity       $ 11,853,979       $ 14,372,395
                                                           -------------      -------------
                                                           -------------      -------------

                        BLYTH HOLDINGS INC. AND SUBSIDIARIES

                    CONDENSED CONSOLIDATED STATEMENT OF OPERATIONS

                                     (UNAUDITED)




                                                    Three Months Ended
                                                         June 30
                                                     1995         1994
                                                ------------ -----------
Net revenues:
   Products                                     $  1,558,789  $  2,752,589
   Services                                        1,875,982     1,327,086
                                                 -----------   -----------
   Total net revenues                              3,434,771     4,079,675

Costs and expenses:
   Cost of sales                                   1,978,520     1,273,926
   Research & development                          1,090,828       298,926
   Sales, general and administrative               3,099,405     3,662,911
                                                 -----------   -----------
   Total costs and expenses                        6,168,753     5,235,763
                                                 -----------   -----------
Operating loss                                    (2,733,982)   (1,156,088)
                                                 -----------   -----------

Other income (expense):
   Interest income                                    50,943        86,820
   Interest expense                                  (68,384)      (10,461)
   Gain on foreign currency transactions                            (7,272)
                                                 -----------   -----------
                                                     (17,441)       69,087
                                                 -----------   -----------

Loss before income taxes                          (2,751,423)   (1,087,001)

Income tax expense                                    23,883         1,748
                                                 -----------   -----------
   Net loss                                      $(2,775,306)  $(1,088,749)
                                                 -----------   -----------
                                                 -----------   -----------

Net loss per common share:                       $     (0.36)  $     (0.16)

Weighted average number of common
   shares outstanding                              7,714,012     6,656,337


                      BLYTH HOLDINGS INC. AND SUBSIDIARIES

                 CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOW

                                   (UNAUDITED)

                                                                Three Months Ended
                                                                     June 30
                                                                1995            1994

                                                            ------------    ------------
Cash flows from operating activities:
   Net loss                                                  $(2,775,306)    $(1,088,749)
   Adjustments to reconcile net loss to net cash
   used by operating activities:
        Depreciation and amortization expense                    327,392         232,660
        Capitalized software development cost
          amortization expense                                   290,352         100,554
        Accrued interest converted into stock                     47,995
        Change in assets and liabilities:
            Net (increases) decreases in assets:
            Trade accounts receivable                            513,128        (859,614)
            Note receivable-related party                                        (10,000)
            Inventory                                              9,892        (146,468)
            Other current assets                                 147,827        (283,775)
            Other long-term assets                                     0         222,324
            Net increases (decreases) in liabilities
            Accounts payable and accrued liabilities            (119,773)       (823,252)
            Deferred revenues                                    343,286         568,397
                                                            ------------    ------------
     Net cash used for  operating activities                  (1,215,207)       (441,419)
                                                            ------------    ------------
Cash flows from investing activities:
   Capitalized software development costs                              0      (1,019,293)
   Purchases of property, furniture and equipment               (118,870)       (389,481)
                                                            ------------    ------------
     Net cash used for investing activities                     (118,870)     (1,408,774)
                                                            ------------    ------------
Cash flows from financing activities:
   Repurchase of common stock                                                 (1,764,007)
   Exercise of stock options                                      32,953          46,200
   Repayments of debt                                                           (351,353)
                                                            ------------    ------------
       Net cash (used) for financing activities                   32,953      (2,069,160)
                                                            ------------    ------------

Effect of exchange rate changes on cash                          (47,570)         58,658

Net decrease in cash and cash equivalents                     (1,348,694)     (3,860,695)
Cash and equivalents at beginning of period                    4,593,459      14,405,520
                                                            ------------    ------------

Cash and equivalents at end of period                        $ 3,244,765    $ 10,544,825
                                                            ------------    ------------
                                                            ------------    ------------
NON CASH INVESTING AND FINANCING ACTIVITIES
Conversion of convertible subordinated
  debentures into common stock                                 2,200,000
                                                            ------------
                                                            ------------


                        BLYTH HOLDINGS INC. AND SUBSIDIARIES

                  NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS


  1. The unaudited financial information furnished herein reflects all adjustments, consisting only of normal recurring items, which in the opinion of management are necessary to fairly state the Company's financial position, the results of its operations and the changes in its financial position for the periods presented. These financial statements should be read in conjunction with the Company's audited financial statements for the year ended March 31, 1995. The results of operations for the period ended June 30, 1995 are not necessarily indicative of results to be expected for any other interim period or the year ending March 31, 1996.

  2. Net loss per share for the three months ended June 30, 1995 is based on the weighted average number of common shares outstanding during the period including, where applicable, common stock equivalent shares.

  3. In a July 1995 offering of up to $5,850,000 of 5% Convertible Debentures due June 30 1997, the Company closed the offering by issuing $2,750,000 (net proceeds of $2,585,000) aggregate principal value of the debentures. The principal and interest are convertible into shares of the Company's common stock and the Company may force conversion at its option after June 30, 1996. In March of 1995 the Company received $2.7 million from a similar offering of 8% Convertible Debentures due March 31, 1997. As of June 30, 1995 all but $700,000 of the 8% Convertible Debentures due March 31, 1997 had been converted to common stock. The Company's other of long term debt consists primarily of long term leases.

                       BLYTH HOLDINGS INC. AND SUBSIDIARIES

ITEM 2. Management's Discussion and Analysis of Financial Condition and Results of Operations

RESULTS OF OPERATIONS

THREE MONTHS ENDED JUNE 30, 1995 AND JUNE 30, 1994


     Total net revenues declined 16% to $3,434,771 for the quarter ended June 30, 1995 from $4,079,675 for the quarter ended June 30, 1994. Product revenues declined 43% to $1,558,789 from $2,752,589 in the corresponding quarter of the prior year. The higher level of product revenues in the first quarter of fiscal 1995 was in part attributable to the Company's introduction of a significant upgrade to its core product during that quarter. In addition the Company's North American direct sales were lower in the first quarter of fiscal 1996 as compared to the same quarter of fiscal 1995. In June 1995 the Company changed its sales strategy to put increased emphasis on sales through resellers in addition to direct sales by the Company's sales force. Partly as a result of the changed strategy and partly to reduce expenses, in June 1995 the North American direct sales force was reduced by approximately 50%. Service revenues for the quarter ended June 30, 1995 increased 41% to $1,875,982 from $1,327,086 for the corresponding quarter of the prior year, primarily a result of an increase in consulting services during this period.

     Cost of products and services is comprised of the following: 1) product cost which includes the cost of both internal and subcontracted production, technical support and maintenance services during the warranty period (primarily personnel related), and amortization of capitalized software development costs, and 2) service cost, primarily personnel related, which consists of consulting, technical support, maintenance services outside the warranty period and training. Cost of products and services as a percentage of total net revenues increased to 58% from 31% for the quarter ended June 30, 1995 compared to the quarter ended June 30, 1994. This increase was largely attributable to an increase in the portion of total net revenues derived from services which carry a lower gross margin than product revenues.

     The table below sets forth gross research and development costs, capitalized software development costs, and net research and development expenses both in absolute dollars (in thousands) and as a percentage of total net revenues for the periods indicated:


                                                Three months ended June 30,
                                                ---------------------------
                                                      1995           1994
                                                      ----           ----
Dollar amounts:
   Gross research and development costs.........     $1,091         $1,318
   Capitalized software development costs.......       --           (1,019)
   Research and development expenses............      1,091            299

As a percentage of total net revenues:
   Gross research and development costs.........        30%            32%
   Research and development expenses............        30%             7%


     The decrease in gross research and development costs is primarily due to decreased staffing and associated support costs. In connection with its reduction in force in June of 1995 the company focused its research and development staff only on those projects that it felt were the most responsive to needs in the marketplace, and reduced its research and development staff by 35%. The Company continues to invest in the development of new products aimed at sales opportunities that the Company expects will expand its markets. The "net realizability" (as defined in SOP 91) for most of the Company's current development efforts cannot be currently determined, accordingly, the Company has not capitalized any research and development costs in the quarter ended June 30, 1995. The Company ended the quarter with $1,150,000 of capitalized software development costs which the Company expects to fully amortize during fiscal 1997.

     Sales, general and administrative expenses decreased to $3,099,405 for the quarter ended June 30, 1995 from $3,662,911 for the quarter ended June 30, 1994, representing 90% of total net revenues during both of these periods. The decrease in absolute dollars primarily represents the effect of the Company's June reduction in force and other expense control measures.

     Other income (expense) is comprised primarily of interest income earned on cash and equivalents, interest expense related to the Company's 8% Convertible Debentures due March 31, 1997 (issued March 31, 1995 with net proceeds to the Company of $2,647,337 ) and foreign currency transactions. Other income (expense) decreased to an expense of $14,908 for the quarter ended June 30, 1995 from income of $69,087 for the quarter ended June 30, 1994, primarily due to less interest income because of lower average balances of cash and equivalents and more interest expense due to the accrual of interest on the outstanding 8% Convertible Debentures due March 31, 1997
All of the outstanding aggregate principal amount of the debentures, except for $700,000, were converted into 897,988 shares of common stock by the end of the first quarter of fiscal 1996.

     A net loss of $2,775,306 was recorded for the quarter ended June 30, 1995 versus a net loss of $1,088,749 for the quarter ended June 30, 1994.
The increased loss primarily resulted from a decrease of $644,904 in revenues, an increase of $791,902 in research and development expense which could not be capitalized (as discussed above), and the incurrence of approximately of $125,000 severance and other one time costs due to the reduction in force. The effect of the reduction in force on the net loss was minimal this quarter since it occurred in mid-June. The Company believes that its headcount reductions and other cost cutting measures has resulted in it significantly reducing its expense structure. Although the Company does not anticipate that it will incur similarly large expenses in fiscal 1996, there can be no assurance that the Company will be profitable.

VARIABILITY OF RESULTS

     The Company has experienced significant quarterly fluctuations in operating results and anticipates such fluctuations in the future. The Company generally ships orders as received and, as a result, typically has little or no backlog. Quarterly revenues and operating results, therefore, depend on the volume and timing of orders received during the quarter, which are difficult to forecast. Furthermore, the Company has typically sold to large corporate enterprises which often purchase in significant quantities, and therefore, the timing of the receipt of such orders could cause significant fluctuations in the operating results. Historically, the Company has often recognized a substantial portion of its license revenues in the last month of the quarter. Service revenues tend to fluctuate as consulting projects, which may continue over several quarters, are undertaken or completed. Operating results may also fluctuate due to factors such as the demand for the Company's products, the size and timing of customer orders, the introduction of new products and product enhancements by the Company or its competitors, changes in the proportion of revenues attributable to licenses and service fees, commencement or conclusion of significant consulting projects, changes in the level of operating expenses, and competitive conditions in the industry.

     The Company's staffing and other operating expenses are based on anticipated revenue, a substantial portion of which is not typically generated until the end of each quarter. As a result, despite careful planning, delays in the receipt of orders can cause significant variations in operating results from quarter to quarter. In addition, revenues in quarters after a new product release may be significantly affected by the amount of upgrade revenue, which tends to increase soon after the release of a new product and then decline rapidly.

     A number of additional factors have, from time to time, caused and may in the future cause the Company's revenues and operating results to vary substantially from period-to-period. These factors include: pricing competition, delays in introduction of new products or product enhancements, size and timing of demand for existing products and shortening of product life cycle, inventory obsolescence and general economic conditions.

     The Company's future operating results will depend, to a considerable extent, on its ability to rapidly and continuously develop new products that offer its customers enhanced performance at competitive prices. Inherent in this process are a number of risks. The development of new, enhanced software products is a complex and uncertain process requiring high levels of innovation from the Company's designers as well as accurate anticipation of customers and technical trends by the marketing staff. Once a product is developed, the Company must rapidly bring it into production, a process that requires long lead times on some product components and accurate forecasting of production volumes, among other things, in order to achieve acceptable product costs.

     The Company's operating results will also be affected by the volume, mix and timing of orders received during a period and by conditions in the industries that it serves as well as the general economy. With the addition of the alternate channels and expanded geographical efforts which started in fiscal 1995, the Company has entered the worldwide market. Accordingly, changes in the economies, trade policies and fluctuations in interest or exchange rates of other countries in which the Company sells its products may have an impact on its future financial results.

     The Company's operating expenses may increase as it expands its operations. During fiscal 1996, the Company continues making significant investments in product development, marketing and expansion of its sales channel in an effort to increase its presence in the increasingly competitive client/server market place. Future operating results will be adversely affected if net revenues do not increase accordingly.

     The development and introduction of new or enhanced products also requires the Company to manage the transition from older, displaced products in order to minimize disruptions in customer ordering patterns and excessive levels of older product inventory and to ensure that adequate supplies of new products can be delivered to meet customer demand. Because the Company is continuously engaged in this product development and transition process, its operating results may be subject to considerable fluctuations, particularly when measured on a quarterly basis.


LIQUIDITY AND CAPITAL RESOURCES


     At June 30, 1995, the Company's principal sources of liquidity consisted of cash and equivalents of $3.2 million.

     The Company's working capital position declined to $4.4 million at June 30, 1995 from $6.5 million at March 31, 1995. The $2.1 decline in working capital resulted primarily from increased expenses from the Company's operations.

     On July 11, 1995 the Company completed a private offering under Regulation S of 5% Convertible Debentures due June 30, 1997. This resulted in net proceeds to the Company of $2,585,000.

     The Company has curtailed spending, reduced its workforce significantly and has implemented other actions to conserve cash. The Company believes that its cash and equivalents, together with expected net revenues, will be adequate to meet the Company's anticipated cash needs through fiscal 1996. However, the Company believes the level of financial resources is a significant competitive factor in its industry and may chose, prior to the end of fiscal 1996, to raise additional capital through debt or equity financings to strengthen its financial position, to accelerate growth or to provide the Company with additional flexibility to take advantage of business opportunities that might arise. There can be no guarantee that additional capital will be available to the Company or, if available, on terms favorable to the Company. If the Company is unable to raise additional capital through operations or financings, the Company's business and operation results may be materially and adversely impacted as management would be required to significantly curtail operations, which could have a significant adverse effect on the Company's business.

Item 6.   Exhibits and Reports on Form 8-K

     (a)  Exhibits - None

     (b)  Reports on Form 8-K

          (i) The Company filed a current report on Form 8-K on April 7, 1995 with respect to its issuance of $2.9 million aggregate principal amount of 8% Convertible Debentures due March 31, 1997.

          (ii) The Company filed a current report on Form 8-K on July 14, 1995 with respect to its issuance of $2.8 million aggregate principal amount of 5% Convertible Debentures due June 30, 1997.

                                   SIGNATURES


Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


Date:  August 8, 1995                          BLYTH HOLDINGS INC.
                                                 (Registrant)


                                              /s/ Michael Minor
                                            -----------------------
                                                 Michael Minor
                                                  Chairmen and
                                            Chief Executive Officer


                                            /s/ Stephen Lorentzen
                                           -------------------------
                                                Stephen Lorentzen
                                                  President and
                                            Chief Operating Officer