Form 10-Q/A
period 1995-06-30
BLYTH HOLDINGS INC
filed 1995-09-08
CIK 820738

                       SECURITIES AND EXCHANGE COMMISSION
                            Washington, D.C.  20549


                                    FORM 10-Q/A
                                  Amendment No. 1
(Mark One)
[ X ] Quarterly Report under Section 13 or 15(d) of the Securities Exchange Act of 1934
       FOR THE QUARTER ENDED JUNE 30, 1995
                                            or

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




     Total net revenues declined 16% to $3,434,771 for the quarter ended June 30, 1995 from $4,079,675 for the quarter ended June 30, 1994. Product revenues declined 43% to $1,558,789 from $2,752,589 in the corresponding quarter of the prior year. The higher level of product revenues in the first quarter of fiscal 1995 was in part attributable to the Company's introduction of a significant upgrade to its core product during that quarter. In addition, the lower product revenues in the first quarter of fiscal 1996 as compared to the first quarter of fiscal 1995 was attributable to a decrease in the Company's North American direct sales. This decrease in the Company's North American direct sales occurred primarily as a result of a decrease in the number of software licenses sold in the first quarter of fiscal 1996 as compared to the first quarter of fiscal 1995. In June 1995, in an effort to increase product sales the Company changed its sales strategy to put increased emphasis on sales through resellers in addition to direct sales by the Company's sales force. Partly as a result of the changed strategy and partly to reduce expenses, in June 1995 the North American direct sales force was reduced by approximately 50%. Service revenues for the quarter ended June 30, 1995 increased 41% to $1,875,982 from $1,327,086 for the corresponding quarter of the prior year, primarily a result of an increase in consulting services during this period.

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



     The decrease in gross research and development costs is primarily due to decreased staffing and associated support costs. In connection with its reduction in force in June of 1995 the company focused its research and development staff only on those projects that it felt were the most responsive to needs in the marketplace, and reduced its research and development staff by 35%. The Company continues to invest in the development of new products aimed at sales opportunities that the Company expects will expand its markets. The "net realizability" (as defined in SFAS 86) for most of the Company's current development efforts cannot be currently determined, accordingly, the Company has not capitalized any research and development costs in the quarter ended June 30, 1995. The Company ended the quarter with $1,150,000 of capitalized software development costs which the Company expects to fully amortize during fiscal 1997.

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


Date:  September 8, 1995                       BLYTH HOLDINGS INC.
                                                 (Registrant)


                                            /s/ Stephen Lorentzen
                                           -------------------------
                                                Stephen Lorentzen
                                                  President,
                                            Chief Operating Officer
                                            and Chief Financial Officer
                                           (Principal Financial Officer
                                            and Duly Authorized Officer)