Form 10-Q
period 1995-09-30
BLYTH HOLDINGS INC
filed 1995-11-14
CIK 820738

                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C.  20549


                                    FORM 10-Q
(Mark One)

     [X] Quarterly Report under Section 13 or 15(d) of the Securities Exchange Act of 1934
          FOR THE QUARTER ENDED SEPTEMBER 30, 1995

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

                                 (415) 571-0222
                         (Registrant's telephone number)

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing
requirements for the past 90 days:   Yes   X     No
                                          ---       ----

As of November 1, 1995 there were 9,520,609 shares of registrant's Common Stock, $.01 par value, outstanding.

                               BLYTH HOLDINGS INC.

                                      INDEX

                        PART I.    FINANCIAL  INFORMATION

                                                                       Page No.
Item 1.   Financial Statements:

          Condensed Consolidated Balance Sheets -
               September 30, 1995 and March 31, 1995                        3

          Condensed Consolidated Statements of Operations  -
               Three and six months ended September 30, 1995 and 1994       4

          Condensed Consolidated Statements of Cash Flows -
               Six months ended September 30, 1995 and 1994                 5

          Notes to Condensed Consolidated Financial Statements              6

Item 2.   Management's Discussion and Analysis of Financial
               Condition and Results of Operations                          7


                          PART II.    OTHER INFORMATION

Item 6.   Exhibits and Reports on Form 8-K                                  12

          Signatures                                                        13

                          PART I. FINANCIAL INFORMATION

ITEM 1.Financial Statements

                      BLYTH HOLDINGS INC. AND SUBSIDIARIES

                      CONDENSED CONSOLIDATED BALANCE SHEETS

                                   (UNAUDITED)

                                     ASSETS

                                                                  September 30,1995     March 31,1995
                                                                  -----------------    ---------------
Current assets
        Cash and equivalents                                            $5,839,000         $4,593,000
        Trade accounts receivable, less allowance for
           doubtful accounts of $478,734 and
           $242,899 at September 30 and March 31, respectively           2,965,000          3,966,000
        Inventory                                                          244,000            262,000
        Other current assets                                               429,000          1,077,000
                                                                     -------------      -------------

           Total current assets                                          9,477,000          9,898,000
                                                                     -------------      -------------

Property, furniture and equipment, net                                   2,472,000          2,979,000
Capitalized software development costs, net                                865,000          1,440,000
Other assets                                                                52,000             55,000
                                                                     -------------      -------------
           Total assets                                                $12,866,000        $14,372,000
                                                                     -------------      -------------
                                                                     -------------      -------------

                          LIABILITIES AND STOCKHOLDERS' EQUITY

Current liabilities:
        Accounts payable and accrued liabilities                        $1,822,000         $2,235,000
        Deferred revenue                                                 1,393,000          1,040,000
        Current portion of long term debt                                   13,000             97,000
                                                                     -------------      -------------
           Total current liabilities                                     3,228,000          3,372,000
                                                                     -------------      -------------

        Long term debt                                                   1,034,000          2,759,000

Stockholders' equity
        Common stock                                                        94,000             71,000
        Paid in capital                                                 35,241,000         30,741,000
        Treasury stock                                                  (1,557,000)        (1,557,000)
        Accumulated deficit                                            (25,376,000)       (21,296,000)
        Foreign currency translation adjustment                            202,000            282,000
                                                                     -------------      -------------
           Total stockholders' equity                                    8,604,000          8,241,000
                                                                     -------------      -------------

           Total liabilities and stockholders' equity                $  12,866,000      $  14,372,000
                                                                     -------------      -------------
                                                                     -------------      -------------

                      BLYTH HOLDINGS INC. AND SUBSIDIARIES

                 CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

                                   (UNAUDITED)


                                                                Three Months Ended                Six Month Ended
                                                                  September 30                      September 30
                                                             1995            1994               1995            1994
                                                         ------------    ------------       ------------    ------------
Net revenues:
     Products                                            $  1,183,000    $  1,733,000       $  2,742,000    $  4,485,000
     Services                                               1,928,000       1,438,000          3,804,000       2,766,000
                                                         ------------    ------------       ------------    ------------

     Total net revenues                                     3,111,000       3,171,000          6,546,000       7,251,000

Costs and expenses:
     Cost of sales                                          1,739,000       1,872,000          3,718,000       3,146,000
     Research & development                                   616,000         520,000          1,707,000         819,000
     Sales, general and administrative                      2,082,000       5,467,000          5,181,000       9,130,000
                                                         ------------    ------------       ------------    ------------


     Total costs and expenses                               4,437,000       7,859,000         10,606,000      13,095,000
                                                         ------------    ------------       ------------    ------------
Operating loss                                             (1,326,000)     (4,688,000)        (4,060,000)     (5,844,000)
                                                         ------------    ------------       ------------    ------------
Other income (expense):
     Interest income                                           63,000          83,000            114,000         169,000
     Interest expense                                         (35,000)         (4,000)          (105,000)        (14,000)
     Gain on foreign currency transactions                     (4,000)         10,000             (2,000)          3,000
                                                         ------------    ------------       ------------    ------------
                                                               24,000          89,000              7,000         158,000
                                                         ------------    ------------       ------------    ------------

Loss before income taxes                                   (1,302,000)     (4,599,000)        (4,053,000)     (5,686,000)

Income tax expense                                              4,000           1,000             28,000           3,000
                                                         ------------    ------------       ------------    ------------
     Net loss                                            $ (1,306,000)   $ (4,600,000)      $ (4,081,000)   $ (5,689,000)
                                                         ------------    ------------       ------------    ------------
                                                         ------------    ------------       ------------    ------------

Net loss per common share:                                  $   (0.15)      $   (0.69)         $   (0.52)      $   (0.85)

Weighted average number of common
  shares outstanding                                        8,457,882       6,623,270          7,913,085       6,723,654


                      BLYTH HOLDINGS INC. AND SUBSIDIARIES

                 CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

                                   (UNAUDITED)



                                                                               Six Months Ended
                                                                                 September 30
                                                                             1995             1994
                                                                         ------------     ------------
Cash flows from operating activities:
     Net loss                                                            $ (4,081,000)    $ (5,689,000)
     Adjustments to reconcile net loss to net cash
     used by operating activities:
            Depreciation and amortization expense                             638,000          513,000
            Capitalized software development cost
              amortization expense                                            562,000          443,000
            Accrued interest converted in to stock                             83,000
            Change in assets and liabilities:
              Net (increases) decreases in assets:
                  Trade accounts receivable                                 1,001,000          434,000
                  Note receivable-related party
                  Inventory                                                    18,000         (105,000)
                  Other current assets                                        649,000         (323,000)
                  Other long-term assets                                        3,000          245,000
              Net increases (decreases) in liabilities
                  Accounts payable and accrued liabilities                   (413,000)         721,000
                  Deferred revenues                                           353,000          505,000
                                                                         ------------     ------------

         Net cash used for operating activities                            (1,187,000)      (2,748,000)
                                                                         ------------     ------------

Cash flows from investing activities:
     Capitalized software development costs                                                 (1,798,000)
     Purchases of property, furniture and equipment                          (159,000)        (996,000)
                                                                         ------------     ------------

         Net cash used for investing activities                              (159,000)      (2,794,000)
                                                                         ------------     ------------

Cash flows from financing activities:
     Repurchase of common stock                                                             (1,764,000)
     Net proceeds from issuance of long-term debt                           2,572,000
     Exercise of stock options/ESPP                                           114,000           46,000
     Exercise of warrants                                                                      100,000
     Stock issuance costs                                                                      (11,000)
     Repayments of debt                                                       (51,000)        (273,000)
                                                                         ------------     ------------

         Net cash from (for) financing activities                           2,635,000       (1,902,000)
                                                                         ------------     ------------

Effect of exchange rate changes on cash                                       (43,000)          90,000

Net decrease in cash and equivalents                                        1,246,000       (7,354,000)
Cash and equivalents at beginning of period                                 4,593,000       14,406,000
                                                                         ------------     ------------

Cash and equivalents at end of period                                    $  5,839,000     $  7,052,000
                                                                         ------------     ------------
                                                                         ------------     ------------

NON CASH INVESTING AND FINANCING ACTIVITIES
Conversion of convertible subordinated debentures into common stock      $  4,409,000     $
                                                                         ------------     ------------
                                                                         ------------     ------------

                      BLYTH HOLDINGS INC. AND SUBSIDIARIES
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS



1. The unaudited financial information furnished herein reflects all adjustments, consisting only of normal recurring items, which in the opinion of management are necessary to fairly state the Company's financial position, the results of its operations and the changes in its financial position for the periods presented. These financial statements should be read in conjunction with the Company's audited financial statements for the year ended March 31, 1995. The results of operations for the period ended September 30, 1995 are not necessarily indicative of results to be expected for any other interim period or the year ending March 31, 1996.

2. Net loss per share for the three and six months ended September 30, 1994 and 1995 is based on the weighted average number of common shares outstanding during the period including, where applicable, common stock equivalent shares.

3. In July 1995 the Company sold $2,750,000 aggregate principal amount of its 5% Convertible Debentures due June 30 1997 and realized net proceeds of $2,582,000 from this offering. The principal and interest are convertible into shares of the Company's common stock. In March of 1995 the Company received $2.7 million from an offering of 8% Convertible Debentures due March 31, 1997. As of September 30, 1995 all but $950,000 of the 5% Convertible Debentures due June 30 1997 had been converted into common stock and all of the 8% Convertible Debentures due March 31, 1997 had been converted into common stock. The Company may at its option force conversion of any outstanding 5% Debentures due June 30, 1997 at any time after June 30, 1996. The Company's other long term debt consists primarily of long term leases.

                      BLYTH HOLDINGS INC. AND SUBSIDIARIES

     ITEM 2. Management's Discussion and Analysis of Financial Condition and Results of Operations


RESULTS OF OPERATIONS

THREE  AND SIX MONTHS ENDED SEPTEMBER 30, 1995 AND SEPTEMBER 30,  1994

     REVENUES. Total net revenues declined 2% to $3,111,000 for the three months ended September 30, 1995 from $3,171,000 for the three months ended September 30, 1994. In addition, total net revenues declined 10% to $6,546,000 for the six months ended September 30, 1995 from $7,251,000 for the six months ended September 30, 1994. The decline in total net revenues in the three months and six months ended September 30, 1995 as compared to the three and six months ended September 30, 1994 was due to a decline in product revenues during these periods offset in part by increases in services revenues during these same periods.

      Product revenues declined 32% to $1,183,000 for the three months ended September 30, 1995 from $1,733,000 in the corresponding period of the prior
year.   Product revenues declined 39% to $2,742,000 for the six months ended
September 30, 1995 from $4,485,000 in the corresponding six months of the prior year. The decrease in product revenues in the three and six months ended September 30, 1995 as compared to the corresponding periods in 1994 was primarily attributable to the Company changing its sales strategy to put increased emphasis on leveraged sales through resellers in addition to direct sales by the Company's sales force. Partly as a result of the changed strategy and partly to reduce expenses, in June 1995 the Company reduced its North American direct sales force by approximately 50%. In addition, the Company believes that its revenues were lower in three and six months ended September 30, 1995 as a result of a lag in revenues from orders for the Company's six new products which were introduced in mid-September 1995 but were not available for shipment until early October 1995. The Company's strategy in introducing these new products, which have list prices from $495 to $2,995, and its increased emphasis on opening new distribution channels through resellers, are both designed to allow the Company to broaden its markets and help increase product sales. There can be no assurance, however, that the Company will recognize increased product revenues from these new products or that these new products will achieve market acceptance in the near future or at all. The higher level of product revenues in the six months ended September 30, 1994 as compared to the six months ended September 30, 1995 also was attributable to the Company's introduction of a significant upgrade to its core product in the first quarter of fiscal 1995 which resulted in a significant increase in product revenues in that quarter as compared to the corresponding quarter of fiscal 1996.

     Service revenues for the three months ended September 30, 1995 increased 34% to $1,928,000 from $1,438,000 for the corresponding period of the prior year. Service revenues for the six months ended September 30, 1995 increased 38% to $3,804,000 from $2,766,000 for the corresponding period of the prior year. The increase in service revenues in the three months and six months ended September 30, 1995 as compared to the three and six months ended

September 30, 1994 was a result of increased consulting revenues from services provided in connection with customers' enterprise-wide implementations using the Company's products, together with an increase in maintenance and support revenues.

     COST OF SALES. Cost of sales is comprised of the following: 1) product cost which includes the cost of both internal and subcontracted production, technical support and maintenance services during the warranty period (primarily personnel related), and amortization of capitalized software development costs, and 2) service cost, primarily personnel related, which consists of consulting, technical support, maintenance services outside the warranty period and training. Cost of sales as a percentage of total net revenues decreased to 56% from 59% for the three months ended September 30, 1995 as compared to the three months ended September 30, 1994. This decrease was primarily attributable to a lower cost of product sales in the three months ended September 30, 1995 as compared to the corresponding period in 1994, despite the increase during these same periods in the portion of total net revenues derived from service revenues which carry a significantly lower gross margin than product revenues. In addition, margins on service revenues decreased during the three months ended September 30, 1995 as compared to the three months ended September 30, 1994. Cost of sales a percentage of total net revenues increased to 57% from 43% for the six months ended September 30, 1995 as compared to the six months ended September 30, 1994. This increase in cost of sales was primarily attributable to the low cost of product sales in the first quarter of fiscal 1995 associated with the high proportion of product revenue realized in that quarter from upgrades to the Company's core product as well as the increase in the portion of total net revenues derived from service revenues.


     RESEARCH AND DEVELOPMENT EXPENSE. The table below sets forth gross research and development costs, capitalized software development costs, and net research and development expenses both in absolute dollars (in thousands) and as a percentage of total net revenues for the periods indicated:

                                                               Three months                   Six months
                                                            ended September 30,           ended September 30,
                                                            -------------------           -------------------
                                                            1995           1994           1995           1994
                                                            ----           ----           ----           ----
     Dollar amounts:
        Gross research and development costs...........   $   616         $1,299        $ 1,707         $2,617
        Capitalized software development costs.........         -           (779)             -         (1,798)
        Research and development expenses..............       616            520          1,707            819

     As a percentage of total net revenues:
        Gross research and development costs...........       20%            41%            26%            36%
        Research and development expenses..............       20%            16%            26%            11%


     The decrease in gross research and development costs is primarily due to decreases in the Company's research and development and associated support costs. The Company continues to invest in the development of new products designed to allow it to expand into new markets as well as better penetrate its existing markets. The "net realizability" (as defined in Statement of Financial Accounting Standards 86) for most of the Company's current development efforts cannot be currently determined, accordingly, the Company has not capitalized any research and development costs in the six months ended September 30, 1995. As a result research and development expense has increased in both the three and six months ended September 30, 1995 as compared to the same period in 1994.
At September 30, 1995 the Company had $865,000 of capitalized software development costs which the Company expects to fully amortize in early fiscal 1997.

     SALES, GENERAL AND ADMINISTRATIVE EXPENSE. Sales, general and administrative expenses decreased to $2,082,000 for the quarter ended September 30, 1995 from $5,467,000 for the quarter ended September 30, 1994, representing 67% and 172% of total net revenues during these periods, respectively. Sales, general and administrative expenses decreased to $5,181,000 for the six months ended September 30, 1995 from $9,130,000 for the six months ended September 30, 1994, representing 79% and 126% of total net revenues during these periods, respectively. These decreases in sales, general and administrative expense primarily reflect the effect of the Company's cost control measures instituted during calendar 1995, particularly in the second quarter of fiscal 1995, and the fact that sales, general and administrative expenses for the three and six months ended September 30, 1994 included a non-recurring $950,000 expense related to a strategic investment in an early development stage company.

     OTHER INCOME (EXPENSE). Other income (expense) is comprised primarily of interest income earned on cash and equivalents, interest expense related to the Company's 8% Convertible Debentures due March 31, 1997 (issued March 31, 1995 with net proceeds to the Company of $2,647,000 ), interest expense related to the Company's 5% Convertible Debentures due June 30, 1997 (issued July 14, 1995 with net proceeds to the Company of $2,582,000) and foreign currency transactions. Other income decreased to $24,000 for the three months ended September 30, 1995 from $89,000 for the three months ended September 30, 1994.
In addition,   other income decreased to $7,000 for the six months ended
September 30, 1995 from $158,000 for the six months ended September 30, 1994. These decreases were primarily due to higher interest expense due to the accrual of interest on the outstanding 8% Convertible Debentures due March 31, 1997 and 5% Convertible Debentures due June 30, 1997 together with lower interest income as a result of lower average balances of cash and equivalents. All of the outstanding aggregate principal amount of the debentures except for $950,000 aggregate principal amount of the 5% Convertible Debentures due June 30, 1997, had been converted into an aggregate of 2,302,105 shares of common stock by September 30, 1995.

     NET LOSS. The Company recognized a net loss of $1,306,000 for the three months ended September 30, 1995 as compared to a net loss of $4,600,000 for the three months ended September 30, 1994. This decreased loss primarily resulted from a decrease of $3,385,000 in sales, general and administrative costs in the three months ended September 30, 1995 as compared to the three months ended September 30, 1994. The Company recognized a net loss of $4,081,000 for the six months ended September 30, 1995 as compared to a net loss of $5,689,000 for the six months ended September 30, 1994. This decreased loss primarily resulted from a decrease of $3,949,000 in sales, general and administrative costs in the six months ended September 30, 1995 as compared to the six months ended September 30, 1995 which was offset in part a decline in total net revenues of $705,000, an increase in cost of sales of $572,000 and an increase in research and development expense of $888,000 in these same periods.

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

     A number of additional factors have, from time to time, caused and may in the future cause the Company's revenues and operating results to vary substantially from period-to-period. These factors include: changes in operational strategies, pricing competition, delays in introduction of new products or product enhancements, size and timing of demand for existing products and shortening of product life cycle, inventory obsolescence and general economic conditions.

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

  LIQUIDITY AND CAPITAL RESOURCES

     At September 30, 1995, the Company's principal sources of liquidity consisted of cash and equivalents of $5.8 million.

     The Company's working capital position decreased to $6.2 million at September 30, 1995 from $6.5 million at March 31, 1995. This decrease in working capital was due to a decrease of $2.2 million in working capital during the first quarter of fiscal 1996 primarily from the Company's operations during that quarter and an increase of $1.9 million during the second quarter of fiscal 1996. The increase in working capital during the second quarter of fiscal 1996 was primarily due to the fact that on July 11, 1995 the Company completed a private offering under Regulation S of the Securities Act of 1933, as amended, of 5% Convertible Debentures due June 30, 1997 which resulted in net proceeds to the Company of $2,582,000.

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


Date:  November 13, 1995

                                              BLYTH HOLDINGS INC.
                                                 (Registrant)


                                               /s/ Michael Minor
                                               -----------------
                                                 Michael Minor
                                                 Chairman and
                                            Chief Executive Officer


                                             /s/ Stephen Lorentzen
                                             ---------------------
                                               Stephen Lorentzen
                                                 President and
                                            Chief Operating Officer