Form 10-Q
period 1995-12-31
BLYTH HOLDINGS INC
filed 1996-02-13
CIK 820738

                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C.  20549


                                    FORM 10-Q

(Mark One)
[ X ] Quarterly Report under Section 13 or 15(d) of the Securities Exchange Act of 1934
         FOR THE QUARTER ENDED DECEMBER 31, 1995

                                        OR

[   ]    Transition Report Pursuant to Section 13 or 15(d) of the Securities
         Exchange Act of 1934
         For the transition period from              to
                                        ------------    ------------


Commission File number          0-16449



                                BLYTH HOLDINGS INC.
              (Exact name of registrant as specified in its charter)


          Delaware                                     94-3046892
  (State of incorporation)                (IRS Employer Identification No.)



                     989 E. Hillsdale Boulevard #400
                     Foster City, California  94404
                 (Address of principal executive offices)

                            (415) 571-0222
                    (Registrant's telephone number)



Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to
such filing requirements for the past 90 days:    Yes   X   No
                                                      -----    -----

As of February 1, 1996 there were 9,929,807 shares of registrant's Common Stock, $.01 par value, outstanding.




                            BLYTH HOLDINGS INC.

                                   INDEX


                   PART I.    FINANCIAL INFORMATION

                                                                   Page No .

Item 1.      Financial Statements:

                 Condensed Consolidated Balance Sheets -
                     December 31, 1995 and March 31, 1995              3

                 Condensed Consolidated Statements of Operations -
                     Three and nine months ended December 31,
                     1995 and 1994                                     4

                 Condensed Consolidated Statements of Cash Flows -
                     Nine months ended December 31, 1995 and 1994      5

                 Notes to Condensed Consolidated Financial
                     Statements                                        6

Item 2.          Management's Discussion and Analysis of Financial
                     Condition and Results of Operations               7


                           PART II.    OTHER INFORMATION

Item 6.          Exhibits and Reports on Form 8-K                     12

                 Signatures                                           13

                           PART I. FINANCIAL INFORMATION

ITEM 1.  Financial Statements


                      BLYTH HOLDINGS INC. AND SUBSIDIARIES

                      CONDENSED CONSOLIDATED BALANCE SHEETS

                                  (UNAUDITED)

                                    ASSETS



                                                        December 31, 1995    March 31, 1995
                                                        -----------------    --------------
Current Assets:
  Cash and equivalents                                       $5,112,000         $4,593,000
  Trade accounts receivable, less allowance for
    doubtful accounts and returns of $174,748 and
    $458,710 at December 31 and March 31, respectively        2,662,000          3,966,000
  Inventory                                                     211,000            262,000
  Other Current Assets                                        1,353,000          1,077,000
                                                           ------------       ------------
    Total current assets                                      9,338,000          9,898,000
                                                           ------------       ------------

Property, furniture and equipment, net                        2,158,000          2,979,000
Capitalized software development costs, net                     581,000          1,440,000
Other assets                                                     52,000             55,000
                                                           ------------       ------------
    Total Assets                                           $ 12,129,000       $ 14,372,000
                                                           ------------       ------------
                                                           ------------       ------------


                     LIABILITIES AND STOCKHOLDERS' EQUITY

Current Liabilities:
  Accounts payable and accrued liabilities                 $  1,900,000       $  2,235,000
  Deferred Revenue                                            1,193,000          1,040,000
  Current portion of long term debt                             102,000             97,000
                                                           ------------       ------------
    Total current liabilities                                 3,195,000          3,372,000

  Long term debt                                                303,000          2,759,000

Stockholders' Equity:
  Common stock                                                   97,000             71,000
  Paid in Capital                                           35,660,000          30,741,000
  Treasury stock                                              (507,000)         (1,557,000)
  Accumulated deficit                                      (26,783,000)        (21,296,000)
  Foreign currency translation adjustment                      164,000             282,000
                                                          ------------        ------------
    Total stockholders' equity                               8,631,000           8,241,000
                                                          ------------        ------------
    Total liabilities and stockholders' equity            $ 12,129,000        $ 14,372,000
                                                          ------------        ------------
                                                          ------------        ------------

                      BLYTH HOLDINGS INC. AND SUBSIDIARIES

                 CONDENSED CONSOLIDATED STATEMENT OF OPERATIONS

                                  (UNAUDITED)

                                           Three Months Ended          Nine Months Ended
                                              December 31                 December 31
                                            1995         1994          1995          1994
                                         ----------   -----------   -----------   -----------
Net revenues:
  Products                               $1,834,000   $ 3,486,000   $ 4,576,000   $ 7,971,000
  Services                                1,918,000     1,571,000     5,722,000     4,336,000
                                         ----------   -----------   -----------   -----------
  Total net revenues                      3,752,000     5,057,000    10,298,000    12,307,000

Cost and expenses:
  Cost of sales                           1,700,000     2,035,000     5,418,000     5,181,000
  Research & development                    580,000       973,000     2,287,000     1,791,000
  Sales, general and administrative       2,164,000     4,125,000     7,345,000    13,255,000
                                         ----------   -----------   -----------   -----------

  Total costs and expenses                4,444,000     7,133,000    15,050,000    20,227,000
                                         ----------   -----------   -----------   -----------

Operating loss                             (692,000)   (2,076,000)   (4,752,000)   (7,920,000)
                                         ----------   -----------   -----------   -----------

Other income (expense):
  Interest income                            87,000        65,000       201,000       235,000
  Interest expense                          (11,000)       (5,000)     (116,000)      (20,000)
  Gain on foreign currency transactions      (1,000)                     (3,000)        3,000
                                         ----------   -----------   -----------   -----------
                                             75,000        60,000        82,000       218,000
                                         ----------   -----------   -----------   -----------

Loss before income taxes                   (617,000)   (2,016,000)   (4,670,000)   (7,702,000)

Income tax expense                            3,000        80,000        31,000        82,000
                                         ----------   -----------   -----------   -----------

  Net loss                               $ (620,000)  $(2,096,000)  $(4,701,000)  $(7,784,000)
                                         ----------   -----------   -----------   -----------
                                         ----------   -----------   -----------   -----------

Net loss per common share:               $    (0.06)  $     (0.31)  $     (0.55)  $     (1.17)

Weighted average number of common
  shares outstanding                      9,652,858     6,693,728     8,490,893     6,658,122

                           BLYTH HOLDINGS INC. AND SUBSIDIARIES

                      CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOW

                                         (UNAUDITED)

                                                               Nine Months Ended
                                                                  December 31
                                                               1995          1994
                                                          ------------   ------------
Cash flows from operating activities:
      Net loss                                             $(4,701,000)   $ (7,784,000)
      Adjustments to reconcile net loss to net cash
      used by operating activities:
            Depreciation and amortization expense              964,000         858,000
            Capitalized software development cost
               amortization expense                            842,000         808,000
            Accrued interest converted into stock               47,000
            Change in assets and liabilities:
               Net (increases) decreases in assets:
                  Trade accounts receivable                  1,304,000        (264,000)
                  Note receivable-related party                                507,000
                  Inventory                                     51,000        (176,000)
                  Other current assets                        (276,000)       (877,000)
                  Other long-term assets                         3,000         293,000
               Net increases (decreases) in liabilities
                  Accounts payable and accrued liablities     (334,000)        733,000
                  Deferred revenues                            153,000         734,000
                                                           -----------    ------------
        Net cash used for operating activities              (1,947,000)     (5,168,000)
                                                           -----------    ------------

Cash flows from investing activities:
      Capitalized software development costs                         0      (2,108,000)
      Purchases of property, furniture and equipment          (194,000)     (1,502,000)
                                                           -----------    ------------

        Net cash used for investing activities                (194,000)     (3,610,000)
                                                           -----------    ------------

Cash flows from financing activities:
      Repurchase of common stock                                            (1,764,000)
      Proceeds from long-term debt                           2,585,000
      Exercise of stock options/ESPP                           116,000          94,000
      Exercise of warrants                                                     100,000
      Stock issuance costs                                                     (11,000)
      Repayments of debt                                        16,000        (236,000)
                                                           -----------    ------------

        Net cash used for financing activities               2,717,000      (1,817,000)
                                                           -----------    ------------

Effect of exchange rate changes on cash                        (57,000)         78,000

Net decrease in cash and cash equivalents                      519,000     (10,517,000)
Cash and equivalents at beginning of period                  4,593,000      14,406,000
                                                           -----------    ------------

Cash and equivalents at end of period                      $ 5,112,000    $  3,889,000
                                                           -----------    ------------
                                                           -----------    ------------

NON CASH INVESTING AND FINANCING ACTIVITIES
Conversion of convertible subordianted debentures into
    common stock                                           $ 4,829,000   $       -
                                                           -----------    ------------
                                                           -----------    ------------

                    BLYTH HOLDINGS INC. AND SUBSIDIARIES

           NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS



1. The unaudited financial information furnished herein reflects all adjustments, consisting only of normal recurring items, which in the opinion of management are necessary to fairly state the Company's financial position, the results of its operations and the changes in its financial position for the periods presented. These financial statements should be read in conjunction with the Company's audited financial statements for the year ended March 31, 1995. The results of operations for the period ended December 31, 1995 are not necessarily indicative of results to be expected for any other interim period or the year ending March 31, 1996.

2. Net loss per share for the three and nine months ended December 31, 1995 is based on the weighted average number of common shares outstanding during the period including, where applicable, common stock equivalent shares.

3.    In a July 1995 offering of up to $5,850,000 of 5% Convertible
  Debentures due June 30 1997, the Company closed the offering by issuing $2,750,000 (net proceeds of $2,600,000) aggregate principal value of the debentures. The principal and interest are convertible into shares of the Company's common stock and the Company may force conversion at its option after June 30, 1996. In March of 1995 the Company received $2,700,000 from a similar offering of 8% Convertible Debentures due March 31, 1997. As of December 31, 1995 all but $200,000 of the 5% Convertible Debentures due June 30 1997 had been converted to common stock and all of the 8% Convertible Debentures due March 31, 1997 had been converted to common stock. The Company's other long term debt consists primarily of long term leases.

                      BLYTH HOLDINGS INC. AND SUBSIDIARIES

ITEM 2. Management's Discussion and Analysis of Financial Condition and Results of Operations

RESULTS OF OPERATIONS

THREE AND NINE MONTHS ENDED DECEMBER 31 1995 AND DECEMBER 31, 1994

     REVENUES. Total net revenues declined 26% to $3,752,000 for the three months ended December 31, 1995 as compared to $5,057,000 for the three months ended December 31, 1994. In addition, total net revenues declined 16% to $10,298,000 for the nine months ended December 31, 1995 as compared to $12,307,000 for the nine months ended December 31, 1994. The decline in total net revenues in the three months and nine months ended December 31, 1995 as compared to the three and nine months ended December 31, 1994 was due to a decline in product revenues during these periods offset in part by increases in service revenues during these same periods.

      Product revenues declined 47% to $1,834,000 for the three months ended December 31, 1995 as compared to $3,486,000 in the corresponding period of the prior year.Product revenues for the three months ended December 31, 1995 included revenues of $750,000 from the license of the company's products to a large financial institution in Mexico. The decrease in product revenues in the three months ended December 31, 1995 as compared to the three months ended December 31, 1994 was primarily due to lower list price of the Company's new products which were introduced in September of 1995 as part of the Company's new product strategy. In addition, the higher level of product revenues in the three months ended December 31, 1994 as compared to the three months ended December 31, 1995 was partially attributable to the Company's recognition of $750,000 upon granting of certain exclusive marketing and
manufacturing for Japan in the third quarter of fiscal 1995.   Product
revenues declined 43% to $4,576,000 for the nine months ended December 31, 1995 from $7,971,000 in the corresponding nine months of the prior year.
The decrease in product revenues in the nine months ended December 31, 1995 as compared to the corresponding period in fiscal 1995 was also partially attributable to the Company changing its sales strategy to put increased emphasis on leveraged sales through resellers in addition to direct sales by the Company's sales force. Partly as a result of the changed strategy and partly to reduce expenses, in June 1995 the Company reduced its North American direct sales force by approximately 50% . In addition the higher level of product revenues in the nine months ended December 31, 1994 as compared to the nine months ended December 31, 1995 also was attributable to the Company's introduction of a significant upgrade to its core product in May and June 1994 which resulted in a significant amount in product revenues in that quarter.

      Service revenues for the three months ended December 31, 1995 increased 22% to $1,918,000 from $1,571,000 for the corresponding period of the prior year. Service revenues for the nine months ended December 31, 1995 increased 32% to $5,722,000 from $4,336,000 for the corresponding period of the prior year. The increase in service revenues in the three months and nine months ended December 31, 1995 as compared to the three and nine months ended December 31, 1994 was a result of increased consulting revenues from services provided in connection with customers' enterprise-wide implementations using the Company's products, together with an increase in maintenance and support revenues.

     COST OF SALES. Cost of products and services is comprised of the following: 1) product cost which includes the cost of both internal and subcontracted production, technical support and maintenance services during the warranty period (primarily personnel related), and amortization of capitalized software development costs, and 2) service cost, primarily personnel related, which consists of consulting, technical support, maintenance services outside the warranty period and training. Cost of products and services as a percentage of total net revenues increased to 45% from 40% for the three months ended December 31, 1995 compared to the three months ended December 31, 1994. Cost of sales as a percentage of total net revenues increased to 52% from 42% for the nine months ended December 31, 1995 as compared to the nine months ended December 31, 1994. This increase in cost of sales was primarily attributable to the higher proportion of service revenue to product revenue. Service revenue has a significantly higher cost of sales as compared to product sales

      RESEARCH AND DEVELOPMENT EXPENSE. The table below sets forth gross research and development costs, capitalized software development costs, and net research and development expenses both in absolute dollars (in thousands) and as a percentage of total net revenues for the periods indicated:

                                                   Three months                    Nine months
                                                ended December 31,              ended December 31,
                                               ------------------              ------------------
                                                  1995       1994       1995          1994
                                                -------    ------     ------        ------
Dollar amounts:
Gross research and development costs.........  $   580     $1,282      2,287         3,899
Capitalized software development costs.......                (309)                  (2,108)
Research and development expenses............      580        973      2,287         1,791

As a percentage of total net revenues:
Gross research and development costs.........       16%        25%        22%           32%
Research and development expenses............       16%        19%        22%           15%


     The decrease in gross research and development costs is primarily due to decreased staffing and associated support costs. The Company continues to invest in the development of new products aimed at sales opportunities that the Company expects will expand its markets. The net realizability (as defined in Statement of Financial Accounting Standards 86) for most of the Company's current development efforts cannot be currently determined, accordingly, the Company has not capitalized any research and development ,costs in the nine months ended December 31, 1995. The Company ended the three months ended December 31, 1995 with $580,000 of capitalized software development costs which the Company expects to fully amortize by the end of the first quarter of fiscal 1997.

     SALES, GENERAL AND ADMINISTRATIVE EXPENSES.   Sales, general and
administrative expenses decreased to $2,164,000 for the three months ended December 31, 1995 from $4,125,000 for the three months ended December 31, 1994, representing 58% and 82% of total net revenues during these periods, respectively. Sales, general and administrative expenses decreased to $7,345,000 for the nine months ended December 31, 1995 from $13,255,000 for the nine months ended December 31, 1994, representing 71% and 108% of total net revenues during these periods, respectively. The decrease in absolute dollars primarily represents the effect of the Company's cost control measures instituted during calendar 1995, and the fact that the sales, general and administrative expenses for the nine months ended December 31, 1994 included a $950,000 expense related to a strategic investment in an early development stage company.

     OTHER INCOME (EXPENSE).   Other income (expense) is comprised primarily of
interest income earned on cash and equivalents, interest expense related to the Company's 8% Convertible Debentures due March 31, 1997 (issued March 31, 1995 with net proceeds to the Company of $2,647,000 ), the Company's 5% Convertible Debentures due June 30, 1997 (issued July 14, 1995 with net proceeds to the Company of $2,585,000 ) and foreign currency transactions. Other income increased to $75,000 for the three months ended December 31, 1995 from $60,000 for the three months ended December 31, 1994, primarily due to higher interest income because of higher average balances of cash and equivalents. In addition, other income decreased to $82,000 for the nine months ended December 31, 1995 from $218,000 for the nine months ended
December 31, 1994. These decreases were primarily due to higher interest expense due to the accrual of interest on the outstanding 8% Convertible Debentures due March 31, 1997 and 5% Convertible Debentures due June 30, 1997 together with lower interest income during the nine months ended December 31, 1995 as a result of lower average balances of cash and equivalents in this period as compared the nine months ended December 31, 1994. All of the outstanding aggregate principal amount of the debentures, except for $200,000, were converted into 2,694,079 shares of common stock by the end of the third quarter of fiscal 1996.

     NET LOSS.   The Company recognized a net loss of $620,000 for the three months ended December 31, 1995 versus a net loss of $2,096,000 for the three months ended December 31, 1994. The decreased loss primarily resulted from a decrease of $2,689,000 in total costs and expenses in the three ended December 31, 1995 as compared to the three months ended December 31,1995 which offset the decrease of $1,305,000 in total net revenues during these same periods. The Company recognized a net loss of $4,701,000 for the nine months ended December 31, 1995 as compared to a net loss of $7,784,000 for the nine months ended December 31, 1994. This decreased loss primarily resulted from a decrease of $5,910,000 in sales, general and administrative costs in the nine months ended December 31, 1995 as compared to the nine months ended December 31, 1995 which was offset in part a decline in total net revenues of $2,009,000, an increase in cost of sales of $237,000 and an increase in research and development expense of $496,000 in these same periods.

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

     The Company's operating results will also be affected by the volume, mix and timing of orders received during a period and by conditions in the industries that it serves as well as the general economy. The Company's products are sold in many countries Accordingly, changes in the economies, trade policies and fluctuations in interest or exchange rates of other countries in which the Company sells its products may have an impact on its future financial results.

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

LIQUIDITY AND CAPITAL RESOURCES


     At December 31, 1995, the Company's principal sources of liquidity consisted of cash and equivalents of $5.1 million.

     The Company's working capital position decreased to $6.1 million at December 31, 1995 from $6.5 million at March 31, 1995. This decrease in working capital was due to a decrease of $2.2 million during the first quarter of fiscal 1996 primarily from the Company's operations during that quarter offset in part by an increase of $1.9 million during the second quarter of fiscal 1996. The increase in working capital during the second quarter of fiscal 1996 was primarily due to the fact that on July 11, 1995 the Company completed a private offering under Regulation S of the Securities Act of 1933, as amended, of 5% Convertible Debentures due June 30, 1997 which resulted in net proceeds to the Company of $2,600,000.

     The Company has curtailed spending, reduced its workforce significantly and has implemented other actions to conserve cash. The Company believes that its cash and equivalents, together with expected net revenues, will be adequate to meet the Company's anticipated cash needs through fiscal 1996. However, the Company believes the level of financial resources is a significant competitive factor in its industry and may choose, prior to the end of fiscal 1996 or fiscal 1997, to raise additional capital through debt or equity financings to strengthen its financial position, to accelerate growth or to provide the Company with additional flexibility to take advantage of business opportunities that might arise. There can be no guarantee that additional capital will be available to the Company or, if available, on terms favorable to the Company. If the Company is unable to raise additional capital through operations or financings, the Company's business and operation results may be materially and adversely impacted as management would be required to significantly curtail operations, which could have a significant adverse effect on the Company's business.

Item 6.  Exhibits and Reports on Form 8-K

   (a)   Exhibits - None

   (b)   Reports on Form 8-K-None

                                       SIGNATURES


Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


Date:  February 12, 1996                          BLYTH HOLDINGS INC.
                                                      (Registrant)



                                                  /s/ Michael Minor
                                               --------------------------
                                                     Michael Minor
                                                     Chairmen and
                                                Chief Executive Officer


                                                 /s/ Stephen Lorentzen
                                               --------------------------
                                                    Stephen Lorentzen
                                                      President and
                                                 Chief Operating Officer

                                   BLYTH HOLDINGS INC.

                                         INDEX

                              PART I.  FINANCIAL INFORMATION

                                                                              Page No.
Item 1.     Financial Statements:
                  Condensed Consolidated Balance Sheets -
                        December 31, 1995 and March 31, 1995                     3
                  Condensed Consolidated Statements of Operations -
                        Three and nine months ended December 31, 1995 and 1994   4

                  Condensed Consolidated Statements of Cash Flows -
                        Nine months ended December 31, 1995 and 1994             5

                  Notes to Condensed Consolidated Financial Statements           6

Item 2.           Management's Discussion and Analysis of Financial
                        Condition and Results of Operations                      7


                           PART II.  OTHER INFORMATION

Item 6.           Exhibits and Reports on Form 8-K                              12

                  Signatures                                                    13