Form 10-K405
period 1996-03-31
BLYTH HOLDINGS INC
filed 1996-07-01
CIK 820738

                       SECURITIES AND EXCHANGE COMMISSION
                            Washington, D.C.  20549

                                   FORM 10-K

(Mark One)

[X] Annual report pursuant to Section 13 or 15(d) of the Securities and Exchange Act of 1934 [Fee Required] For the fiscal year ended March 31, 1996 or

[ ] Transition report pursuant to Section 13 or 15(d) of the Securities and Exchange Act of 1934 [No Fee Required] For the transition period From _________ to ________

                          Commission File No. 0-16449

                              BLYTH HOLDINGS INC.
             (Exact name of registrant as specified in its charter)

        Delaware               989 East Hillsdale              94-3046892
- ------------------------            Boulevard          -------------------------
(State of incorporation)           Suite 400,               (I.R.S. employer
                                  Foster City,             identification No.)
                                California 94404
                              (Address of principal
                                executive offices
                               including zip code)

                                (415) 571-0222
              Registrant's telephone number, including area code
             ____________________________________________________

       Securities registered pursuant to Section 12(b) of the Act:  None

          Securities registered pursuant to Section 12(g) of the Act:

                          Common Stock, $.01 par value
             ____________________________________________________

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. [X] Yes [ ] No

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [X]

The aggregate market value of the voting stock held by non-affiliates of the registrant as of June 10, 1996 was approximately $28,028,972 based upon the closing price for such date on the NASDAQ National Market System. For purposes of this disclosure, shares of Common Stock held by persons who hold more than 5% of the outstanding shares of Common Stock and shares held by officers and directors of the Registrant have been excluded because such persons may be deemed affiliates. This determination is not necessarily conclusive.

As of June 10, 1996, the registrant had 9,804,838 shares of its Common Stock outstanding.
             _____________________________________________________

                      DOCUMENTS INCORPORATED BY REFERENCE
Parts of the Proxy statement for the 1996 Annual Meeting of Stockholders are incorporated by reference into Items 10, 11, 12 and 13 hereof.

ITEM 1.  BUSINESS

The Company

     Blyth Holdings Inc. ("Blyth" or the "Company") develops, markets and supports application tools and components for electronic commerce. It's client/server software products are used for the development and deployment of applications for accessing multi-user databases in workgroup and enterprise-wide client/server computing environments. The Company's OMNIS family of products is used by corporations, system integrators, small businesses and independent consultants to deliver custom information management applications for a wide range of uses including financial management, decision support, executive information, sales and marketing and multi-media authoring systems. The Company has announced its Internet and Intranet ("'Net") technology direction but has
yet to announce specific Net products.   In addition to these technologies,
Blyth provides consulting, technical support and training to help plan, analyze, implement and maintain applications software based on the Company's technology.

     The Company was incorporated under the laws of the State of Delaware on August 5, 1987 pursuant to a reorganization of predecessor companies originally incorporated under the laws of England in 1983. Blyth Holdings Inc. is the holding company of a group of companies which includes three operating companies: Blyth Software Limited, a limited liability company organized under the laws of England, Blyth Software Inc., a California corporation, and Blyth Software, GMBH a German Corporation. As used herein, the "Company" and "Blyth" refer to Blyth Holdings Inc. and its consolidated subsidiaries.

Industry Background

     The evolution of computing has been characterized by several distinct stages. In the 1970's, mainframe and minicomputer systems with character-oriented user terminals emerged as the principal structure for enterprise computing. This was followed in the 1980's by the introduction of personal computers and workstations which primarily addressed personal productivity applications such as word processing and spreadsheets. Toward the end of the decade, local and enterprise-wide networks connecting these desktop systems became increasingly prevalent, initially for accessing file storage archives (file servers) and electronic mail communications.

     Building on this infrastructure, client/server computing emerged as an important new architecture for corporate computing in the early 1990's. In the client/server computing model, application software is divided into two components: a "client" handling functions such as the user interface, local data storage, manipulation and presentation, and a "server" handling tasks such as data management and access, storage and retrieval for multiple clients. Typically, the client software runs in a single-user desktop system, while the server operates utilizing a shared mainframe, minicomputer or workstation, and messages linking client and server are exchanged through connecting networks.

     Downsizing and rightsizing, movements now underway in many corporate computing environments, are resulting in the replacement of mainframes or minicomputers in proprietary architecture by networked desktop systems using these standards-based client/server structures. The shift to client/server computing is fueled by the growth in desktop computing power, the emergence of a heterogeneous, standards-based computing and networking environment, and the productivity improvements and ease of use provided by graphical user interfaces for both development and applications. As a result, businesses are now able to shift much of their computing workloads to these distributed systems.

     In the last two years 'Net has become a potential new alternative for the dissemination and collection of information. Use by individuals and educational institutions has been heavily adopted. Many businesses use it as a marketing tool. However there are still some security issues that have prevented businesses from using 'Net as a tool for dissemination of confidential information. When that issue is satisfactorily resolved, many believe that the 'Net will be used as a conduit for portable computing as well as a network for enterprise wide applications associated with communication, collaboration and electronic commerce.

     Concurrent with these changes in computing, businesses are addressing increasing attention to strategic engineering of overall business processes, the result of which is a requirement for new enterprise-wide computing solutions. These new business processes generally are developed through prototyping and pilot programs in one or more workgroups prior to large-scale adoption.

     This new wave in information processing is facilitated by significant advances in software technology. For more than two decades, commercially available computers have been doubling in raw processing power approximately every 18-24 months. Until recently, programming productivity remained largely unchanged: the average programmer produces about one line of usable code per day. Historically, programmers have used two classes of tools to develop software applications: third generation language ("3GL") tools such as COBOL and C++, or fourth generation language ("4GL") database tools. The 3GL tools have traditionally been used for mainframes and minicomputers and for mass-marketed personal computer products. These character-oriented languages do not provide an efficient means for developing graphical user interface applications, and programming requires a significant base of skill and experience which typically restricts their use to a small group of professionals. Conversely, the class of tools which have evolved for dedicated desktop database applications generally do not allow access to multiple relational database management systems ("RDBMS") backend repositories for other vendors, and they lack the group development capabilities required to build complex enterprise-wide business applications which reach a global audience of employees, customers and suppliers. With the recent growth in computing power and the emergence of the 'Net, the industry is now able to combine more sophisticated graphical techniques, reusable code structures ("objects"), and efficient 4GLs to substantially alter applications programming efficiency which allows faster prototyping and development of new applications and broader deployment access.

     In this new approach to applications development, software developers use a new class of applications development tools for building client applications to access shared database servers built on RDBMS from suppliers such as Oracle Systems Corporation, Informix Corporation or Sybase, Inc. or existing legacy databases from suppliers of earlier generation proprietary systems. Often, an existing database is to be used for the application, and the primary programming objective is to improve the user interface from character-oriented screens to more intuitive graphical structures. Initially, these tools were targeted at individual developers focused on workgroup-level applications, but recent industry announcements indicate a trend toward product features which permit groups of developers to collaborate in producing larger enterprise-wide computing solutions. More recently, these same systems must be available to broader internal and external constituencies via the "Net.

     Blyth has developed and marketed a series of multi-user workgroup database products for Macintosh, Windows and OS/2 platforms over the past decade. To meet this application market opportunity, Blyth has extended these earlier generation products and added a broad range of connectivity options and other features to produce a robust applications development environment, OMNIS 7, which was introduced (Version 1) in January 1992. Because of its evolution from workgroup databases, OMNIS is well-suited to enable a straightforward transition of applications from prototyping to enterprise-wide and 'Net utilization. OMNIS enables platform-independent applications development to serve heterogeneous computing environments, and provides access to a wide range of industry-standard structured query language ("SQL") and legacy data repositories.

Business Strategy

     The Company's objective is to become a premier provider of application tools and components for electronic commerce. To achieve this goal, Blyth's business strategy builds on three elements:

     . Technology Leadership. Blyth addresses the needs of its customers by providing technology which supports the full life cycle of applications, including design, prototyping, development, deployment and maintenance. OMNIS provides a powerful 4GL coupled with a graphical programming environment to foster efficient programming. Support for multiple programmers enhances group development for large-scale projects. Automatic change management features provide support for effectively deploying applications, changes and upgrades. New, currently announced products, will allow companies to deploy and manage the applications over the 'Net.

     .    Open Systems.   Blyth's technology provides interoperable access
          to a wide range of industry-standard, backend RDBMS and non-SQL repositories. Blyth plans to extend the cross platform capabilities of OMNIS and its 'Net technology, to a variety of platforms. OMNIS is currently available on Windows 3.1, Windows 95, Windows NT, Macintosh, Power Macintosh and OS/2.

     . Partnering. Blyth is committed to developing partnerships with major customers, complementary industry vendors, systems integrators and value-added resellers ("VARs"). The Company believes that to obtain competitive advantage against competitors with larger technical staffs, broader product offerings, stronger overall market recognition, and better financial resources, it must carefully track customer requirements and industry trends, and it must build strong, lasting partnerships with its customers. Customer and industry partnerships provide valuable feedback to guide product development, to allow rapid response to actual or perceived problems, and to differentiate the Company from the shrink-wrap software suppliers of personal productivity tools.

Client/Server Products

     The Company's OMNIS family of products is used by professional software developers and end-users in corporations, system integrators, and small businesses to develop custom information management applications for a wide range of uses including financial management, decision support, executive information, sales and marketing and multi-media authoring systems. The Company's principal products are the OMNIS family of graphical user interface ("GUI") application development tools for the Macintosh, Windows and OS/2 platforms.

     OMNIS provides a powerful development environment for producing complex, multiple-window applications. It offers an intuitive, graphical developer interface and powerful 4GL coding to deliver event-driven programming (single source code) native GUI for Windows, Windows NT, Macintosh and Power Macintosh platforms. OMNIS utilizes drag-and-drop technology and reusable object libraries to enhance developer productivity. OMNIS also includes a powerful debugger which, because of the modeless characteristic of the development environment, enables the developer to observe simultaneously debugger and application operations in separate windows to assist in identifying and correcting programming errors. The product includes report design capabilities to tailor the output of an application to user requirements. With OMNIS programmers can quickly build custom applications which offer the look and feel of commercial GUI products.

     In addition OMNIS offers operational flexibility and efficient run-time execution without program compilation. This enables immediate transitions between development and execution, which can substantially enhance development and debugging efforts.

     OMNIS's deployment software converts application code into executable procedures for the target desktop platform, so that an application can be delivered to multiple platforms as a single OMNIS application program in combination with the OMNIS deployment software for each platform. An application developed on Macintosh can be immediately run under Windows (or the reverse). This platform-to-platform portability is a key benefit of Blyth's client/server products.

     The latest release for OMNIS, a powerful application development and deployment environment with which client/server applications can be implemented to access either a local or server-based OMNIS database, third-party SQL databases, or legacy databases. OMNIS is designed to support a complete client/server applications life-cycle, from design and prototyping through full-scale development, deployment, maintenance and revision. The 4GL, graphical development environment and object orientation capabilities of OMNIS increase development productivity significantly in comparison with 3GL tools. Unlike single-user, individual productivity products, client/server applications require careful coordination of software deployment and version control across the installed base of desktop systems. Without this coordination, the effectiveness of the applications is likely to be compromised, and, particularly for mission-critical applications, a material impact on related operations of the enterprise could result. This adds a significant systems administration burden for client/server systems as compared to traditional centralized computing. OMNIS supports teams of programmers developing a unified application with features for author management, locking and reuse of objects and libraries, and overall application linking. These features enable groups of developers to cooperate effectively on a single client application project, and to benefit from a hierarchical development methodology, where re-usable application library objects are prepared by core developers for use by other developers, thereby increasing productivity. To address these issues, OMNIS supports automatic deployment of applications from a central source. The Company offers a Change Management System ("CMS") which includes maintenance and revision features to update deployed applications automatically with new releases of applications and objects included within applications.

     OMNIS includes features to enable application customization. These features allow the end user to modify the application window size, colors, fonts, and more. For programmers, this capability can be used to modify the OMNIS development environment as well. To enhance the development environment further, OMNIS enables advanced developers to extend the core 4GL language using C or C++ coding through a documented extensions interface.

Data Access Modules

     OMNIS is designed to interoperate with a wide variety of industry-standard relational and legacy databases as well as the integrated local or server-based OMNIS database. Connections from OMNIS to SQL databases and other data repositories are achieved through the following middleware:

                     EDA/SQL from Information Builders, Inc.
                     INFORMIX-NET from Informix Corporation
                     ODBC from Microsoft Corporation
                     Open Client from Sybase, Inc.
                     SQL Net from Oracle Systems Corporation

     Local data storage at the client system gives the developer capabilities for more flexible applications structures, including portable applications where data is not always accessible from a SQL system, as well as local data caching to minimize network traffic and/or response time.

     OMNIS supports access to multiple databases from within a single application. Connections to these standard RDBMSs support not only industry-standard SQL but also non-standard data types (e.g., images), stored procedures, database extensions and other features specific to each RDBMS. In addition, OMNIS offers an extensive command set which enables development of SQL connect and data exchange with minimal coding to a specific database SQL. This enables users to easily transition between data sources without re-writing the client application. These capabilities, combined with the ease of selecting a data source and switching, provide considerable power and flexibility for on-line data access.

Configurable Deployment Software

     The Company offers deployment kits with bundled SQL connectivity for enterprise client/server applications and for workgroup applications which use the OMNIS relational database. Deployment kits enable users to access or run an OMNIS-based application, but do not allow them to access the development tools to create or modify such applications. The OMNIS deployment code can be packaged with the application code for a single stand-alone application, or it can be deployed as an application environment serving multiple applications. This scalability enables large deployments of many different applications for diverse organizations. The deployment software also includes the integrated OMNIS RDBMS.

     These components are integrated to provide a comprehensive environment for building, deploying and maintaining client-based applications for a distributed network computing environment.

'Net Products

     In response to the demands of the evolving 'Net marketplace, the Company is developing a suite of products that will integrate new 'Net tools with advanced three-tier object oriented client/server tools for electronic commerce. This integrated tool suite is intended to be complemented by new offerings of reusable components for the emerging electronic commerce market.

     There can be no guarantee that these products can be developed, or if developed will be commercially successful. Many of the Company's competitors are working on internet related products that may be competitive with the products which the Company expects to develop.

Other Products

     In addition to OMNIS, Blyth continues to sell deployment packages of OMNIS 7 Version 2.4, OMNIS 7 Version 1.4 and OMNIS 7 PLUS Version 1.4, deployment packages for their Change Management System, which can automatically distribute any modified portions of the application through a small download of changes when a user initially connects to the OMNIS server, and TrueAccess, a client server data warehousing tool.

Product Pricing

     The current U.S. list prices for OMNIS products are listed in the table
below.   In September of 1995, the Company changed the way it sold its products.
Prior to then, OMNIS was sold as a Portable Enterprise Development Kit which allowed the developer to develop and deploy his applications on all supported platforms. This kit had a US list price of $5,000. In order to meet developers' needs for more cost effective solutions, the Company began selling platform specific, limited versions of its software with US list prices ranging from $495 to $2,995 depending on what edition was purchased. Three platform "families' are currently offered, MacIntosh (which include MacIntosh and PowerMac configurations), Windows (including Window 95, Windows 3.1, and Windows
NT) and IBM OS/2 Warp. Deployment software is offered at prices ranging from no additional charges to $100 per user, depending on configuration. Deployment software is offered with or without SQL connectivity, and is priced on both a single-user and concurrent-user basis.

                                                List Price
          Product                                  (USD)
                                                   -----
OMNIS Enterprise Edition       $2,995 per developer, per platform (Windows,
                                               Mac, or OS/2)
OMNIS Server Edition           $1,595 per developer, per platform (Windows,
                                               Mac, or OS/2)
OMNIS Workgroup Edition        $495 per developer, per platform (Windows,
                                               Mac, or OS/2)
OMNIS Databases                          $30 to $100 per end user

OMNIS Configurable                        no charge for end users
 Deployment Software

OMNIS Change Management         $1,995 to $17,500 based on number of users
 System

     Blyth offers special terms and pricing to companies, such as VARs and systems integrators, who add value to OMNIS products through bundled applications, product enhancements or associated services. The Company also offers U.S. Government and educational discounts, as well as discounts to large commercial customers.

     The Company offers perpetual, fully-paid-up software licenses. A 30 day warranty is offered with the purchase of any OMNIS edition which provides for replacement of defective media, maintenance releases, and technical support.
The Company offers comprehensive maintenance subscription programs to extend the availability of maintenance releases and technical support after the warranty period has expired. Upgrades for major releases are priced to reflect incremental value.

Sales, Marketing and Distribution

     The Company's sales and marketing staff consisted of 38 employees at June 10, 1996.

     Direct Sales

     The Company sells its products through direct sales teams in North America, consisting of account executives and software engineers combined with telesales representatives, and technical support personnel located at the corporate offices in Foster City, California. The Company also sells its products in the United Kingdom primarily through a direct sales force operating from a sales office in London, in Germany through a direct sales force operating from a sales office in Hamburg, Germany, and in Benelux through a direct sales force operating from a sales office in The Netherlands.

     International Distribution

     The Company has various non-exclusive distributor relationships that cover France, Scandinavia, Greece, Austria, Iceland, Switzerland, Italy, Australia, Singapore, Malaysia, Indonesia, The Philippines. Hong Kong, China, Mexico, Guatemala, Costa Rica, Honduras, El Salvador, Nicaragua, Panama, Colombia, Venezuela, Peru, Ecuador, Chile, Brazil, Argentina, Uruguay, Paraguay, and Bolivia, as well as exclusive distribution relationships in Japan and Korea. All of Blyth's distributors provide primary customer service and support for their markets. The Company is in the process of extending this distributor network to address additional international markets. The distributors in Latin America and in the Pacific Rim are currently managed from the Foster City office while Europe, Middle East and Africa are managed from the London Office.

     Marketing

     In support of its selling efforts, Blyth conducts numerous marketing programs including public relations efforts, trade shows, seminars, direct mail campaigns, and direct customer communications. The Company conducts user conferences in both United States, the United Kingdom and Germany and periodically conducts meetings with customer groups to obtain direct feedback of customers' needs. Blyth also provides a variety of collateral materials and demonstration applications to stimulate customer interest.

Customers

     The Company has customers in a wide range of industries, including financial services, pharmaceuticals, manufacturing, telecommunications, aerospace, defense, government laboratories, and universities. In the fiscal year ended March 31, 1996 one customer in the United States, U.S. West, accounted for approximately 16% of revenue and no other customer accounted for more than 10% of revenues during that year. No single customer accounted for more than 10% of revenues during either of the fiscal years ended March 31, 1995 or 1994.

     As is the case with other participants in the software industry, the Company generally ships as orders are received or within 30 days thereafter. As a result, Blyth has historically operated with little backlog. Because of this short cycle between receipt of an order and shipment, the Company does not believe that its backlog as of any particular date is meaningful.


     In the past the Company's products targeted single-user, workgroup and small business database applications. The Company's current principal market focus is applications tools and components for companies with electronic commerce requirements which comprise a new, emerging marketplace. The single-user, workgroup and small business database appliations continue to be served mainly through reseller channels. The Company's future financial performance will depend on the continued growth of the client/server computing and 'Net markets and on its ability to compete effectively in these markets. There can be no assurance that these markets will continue to grow or that the Company will be able to respond effectively to customer requirements and competitive offerings in these markets.

Customer Services and Support

     Because Blyth's products are used by customers to build applications which may become a critical component of their business operations, continuing customer support services are an important element of the Company's business strategy. Blyth offers customer service programs to meet customer support requirements. These programs include support services, training and consulting.

     Support Programs

     This program allows registered users of OMNIS products to purchase an annual, or, in some cases, longer, maintenance support program which includes maintenance releases, associated documentation. and developer support services beyond the initial warranty period. Services included under this program are telephone technical support during regular business hours, and access to an electronic bulletin board where users can exchange development tips and commentary. The customer resource library provides in-depth analyses of specific OMNIS features, example code, programming short cuts and optimization techniques.

     Blyth's technical support team, composed of experienced OMNIS developers, focuses on problem solving and resolution in networking, connectivity, security and client/server computing. Technical support representatives are regularly trained in usual, as well as advanced uses of OMNIS products.

     Training

     Blyth offers classroom and customer training classes, from introductory classes on OMNIS and client/server capability to advanced SQL and OMNIS techniques.

     Consulting

     The Company provides consulting services to facilitate the design, development and deployment of OMNIS-based applications and applications for 'Net.

Industry Partners

     In January, 1996 Blyth announced that it would partner with IBM to develop and market OMNIS for OS/2 Warp platform to better meet the heterogeneous information requirements of the global enterprise. IBM and Blyth intend to work together on both product development and marketing. Shipment of an Intel-based version of OMNIS for the OS/2 platform is expected to ship in July, 1996.

     As part of Blyth's strategy to increase awareness of its technology and to broaden the market for OMNIS, the Company has established a number of strategic relationships with management consultants, system integrators and computer system and software vendors. Blyth believes that its relationships with other providers of client/server products will encourage and reinforce the decision by corporate application developers and information technologists to entrust their strategic, mission-critical applications to the Company's products.

     While the Company believes these relationships will be successful, there can be no assurance that the existing relationships will continue, new similar relationships will develop, or that any such existing or future relationship will lead to additional revenues.

Product Development

     Since inception, Blyth has made substantial investments in product development. All of Blyth's main products have been developed by the Company's internal development staff. Because the Company believes that timely development of new products and enhancements of existing products is critical to maintaining its competitive position in this market, Blyth intends to continue to invest substantially in product development.

     During the past year the Company focused on two business initiatives, utilizing a portion of the cash raised through convertible debenture issuances (that were subsequently converted into common stock) in calendar year 1995;
1) enhancing its product portfolio to enable Blyth to continue to compete for a market share in the client/server market, and 2) beginning development of a suite of products to address the growth of the Internet. In fiscal 1996, the Company spent 21% of net revenues on product development:

     In June 1994, Blyth introduced OMNIS 7/3/, which offers several important new features. The Company focused its fiscal 1996 development efforts on extending features of its product line and developing new Internet related products.

     The software industry is characterized by rapid technological advances, frequent new product introductions, rapid enhancements of existing products through new releases, and changing customer requirements. The future success of the Company will largely depend on its ability to enhance its current products and to successfully develop new products which keep pace with technology trends, competitive offerings, and evolving customer requirements.
In particular, the Company believes it must continue to enhance the basic functionality of its products and extend its product line to keep pace with the advances in hardware, operating systems and RDBMS's. Any failure of the Company to anticipate new technology developments and customer needs or any significant delays in product development and introduction could result in a loss of competitiveness and revenues. Because of the complexity of software products, new product introductions may contain undetected software errors that, despite quality assurance testing by the Company, are discovered only after a product has been installed and used by customers. Although the Company has not experienced any material adverse effects from such errors to date, there can be no assurance that errors will not be discovered in the future which would cause delays in shipments, loss of revenues or require significant design changes that could adversely affect the Company's competitive position and operating results. There can be no assurance that any of the Company's product development efforts will lead to a commercially viable product, and the Company is unable to predict whether or when proposed new products, product enhancements or product extensions might be released or whether, when released, they will achieve market acceptance.

     The Company's products are developed at Blyth's United Kingdom facility and at its corporate headquarters in Foster City, California. The Company's research and development staff consisted of 28 employees at June 10, 1996. For the periods ended March 31, 1996, 1995 and 1994, respectively, gross expenditures for research and development were approximately $2.85 million, $5.18 million and $4.02 million, of which $0.00, $2.36 million and $2.89 million were capitalized. The Company did not capitalized any research and development costs in Fiscal 1996 since the net realizability (as defined in Statement of Financial Accounting Standards 86) for most of the Company's current development efforts cannot be determined. In addition, during fiscal 1995 the Company wrote off
$2.6 million associated with previously capitalized software development costs, of which $1.7 million was charged to operating expenses and $900,000 was charged to cost of product revenues.

Competition

     The applications development tools software market is rapidly changing and intensely competitive for client/server tools. Blyth currently encounters competition from several direct competitors, including the Powersoft product line from Sybase Corporation, Borland Corporation, ParcPlace Corporation and Uniface Corporation. In addition, Blyth competes indirectly with several other companies. These include (a) the RDBMS vendors, such as Oracle Systems Corporation and Informix Corporation, who provide applications development tools primarily for customers who use their database technology; (b) 4GL applications tools vendors such as Progress Software Corporation and Cognos Incorporated; (c) CASE tools vendors such as Knowledgeware, Inc., Intersolv, and Texas Instruments, Incorporated; and (d) shrink-wrap database software suppliers such as Microsoft Corporation.

     For 'Net related application tools the market is in its embryonic state and leading competitors have yet to emerge.

     The Company believes that its ability to compete depends on factors both within and outside its control, including the timing and success of new products developed by the Company and its competitors, product performance and price, distribution and customer support. There can be no assurance that the Company will be able to compete successfully with respect to these factors. In particular, competitive pressures from existing and new competitors who offer lower prices, provide free deployment licenses for applications developed using configurable development software or introduce new products, including "native" products that fully utilize the capabilities of a particular operating platform, could result in delays in purchase decisions by or loss of sales to potential customers or cause the Company to institute price reductions, any of which would adversely affect the Company's results of operations. In particular, deployment licenses which permit developers to develop configurable applications and deliver those applications to end-users, have been, and may continue to be subject to significant pricing pressures which could have an adverse effect on the Company's business and results of operations. There can be no assurance that the Company will be able to maintain its price structure or that entry of future competitors in the Company's current market will not result in pricing pressures in the future.

     Additional competitive factors influencing the market for Blyth's products include product functionality and features, platforms, performance, vendor and product reputation, product and service quality. These items may also result in market confusion, delays in purchases, intensified competition, price restructuring or price reductions. Blyth believes that the broad functionality of OMNIS, including its cross platform capability and its important features for group development, application deployment and maintenance has enabled the Company to compete effectively to date, particularly for professional development environments in major corporations. Blyth's primary focus on client application development tools may be a disadvantage in competing with vendors who can provide a greater range of products to customers who wish to deal with a limited number of suppliers.

     As the client/server market evolves, the Company anticipates that competition is likely to increase from both existing and future market participants, most of whom are larger companies and have greater financial, technical, marketing, sales and distribution resources and a larger installed base of customers than Blyth. Moreover, if such competition were to enter the cross platform market or the existing Macintosh market, the principal strengths of the Company, Blyth might be required to increase defensive measures to maintain its position in these target markets. This increased effort could adversely affect operating results due to increased marketing programs, price declines, longer sales cycles and increased product development expenses, among other things. There can be no assurance that the Company could compete effectively with such new products.


Intellectual Properties and Other Proprietary Rights

     The Company relies primarily on a combination of trade secret, copyright and trademark laws and contractual provisions to protect its proprietary rights. In addition to trademark and copyright protections, the Company licenses its products to end users on a "right to use" basis pursuant to a perpetual license agreement that restricts use of products to a specified number of users. The Company generally relies on shrink-wrap licenses which become effective when a customer opens the package. Because they are not negotiated with or signed by the licensees, in order to retain exclusive ownership rights to its software and technology, the Company generally provides its software in object code only, with contractual restrictions on copying, disclosure and transferability. There can be no assurance that these protections will be adequate, or that the Company's competitors will not independently develop technologies that are substantially equivalent or superior to the Company's technology.

     Copyright and other protection for intellectual property may be unavailable or restricted in certain foreign countries. In addition, shrink-wrap licenses may be unenforceable under the laws of certain jurisdictions. Nevertheless, the Company believes that its copyright and license protections are important. However, because of the rapid pace of technological change in the computer software industry, factors such as the product knowledge, ability and experience of the Company's personnel, brand name recognition, customer support and ongoing product maintenance and enhancement may be more significant in maintaining the Company's competitive advantage.

     As the number of software products available in the market increases and the functions and features of these products further overlap, the Company anticipates that software products may become increasingly subject to infringement claims. There can be no assurance that third parties will not assert infringement claims against the Company in the future with respect to any current or future product. Any such assertion, whether with or without merit, could require the Company to enter into costly litigation or royalty arrangements. If required, such royalty arrangements may not be available on reasonable terms, or at all.


Production

     The Company uses subcontractors in the United States to perform its manufacturing operations, which include duplication and preparation of software media, documentation and packaging. The principal materials used in the manufacture of the Company's products are disks, boxes, binders and multi-color printed materials which the Company obtains from its manufacturers.

     The Company utilizes certain of its distributors in some international markets to localize the products, including conversion of the product and product documentation to native languages, where necessary. The production of the resulting localized product is then handled by the distributor for that market.

     The Company requires that quality control tests be performed on all duplicated disks and finished products. Quality control personnel work in both United Kingdom and North American operations to help ensure product quality. The Company produces software and documentation based upon forecasts of monthly sales.


Employees

     At June 10, 1996, the Company had 121 employees, including 28 in product development, 42 in sales and marketing, 38 in customer support and consulting and 13 in finance and administration. Of these 121 employees, 53 employees are based in the Europe, and 68 are located in the United States. The Company's employees are not represented by any collective bargaining organization, and the Company has never experienced a work stoppage. Further, the Company believes its relationships with its employees is good.

     The Company's success also depends to a significant extent upon a number of key management and technical personnel, the loss of one or more of whom could adversely affect its business. In addition, the Company believes that its future success will depend to a significant extent on its ability to recruit, hire and retain highly skilled management and employees for product development, sales, marketing, and customer service. Competition for such personnel in the software industry is intense, and there can be no assurance that the Company will be successful in attracting and retaining such personnel. Finally the Company must continue to enhance its internal infrastructure and management information systems.

EXECUTIVE OFFICERS OF THE REGISTRANT

     The following sets forth certain information regarding the executive officers of the Company as of June 10, 1996:

Name                      Age     Position
- ----                      ---     --------
Michael J. Minor           48     Chairman, Chief Executive Officer and
                                  Director of the Company, Blyth Software Inc.,
                                  and Blyth Software Limited
Stephen R. Lorentzen       42     President and Chief Operating Officer, and
                                  Director of the Company, Blyth Software Inc.
                                  and Blyth Software Limited
David R. Seaman            43     Vice President and Chief Technical Officer of
                                  the Company, and Director of Blyth Software
                                  Limited

     Mr. Minor has served as Chairman and Chief Executive Officer of the Company and of Blyth Software Inc. and Blyth Software Limited since May 1995 and previously as President And Chief Executive Officer since he joined the Company in July 1991. Mr. Minor served as President and Chief Executive Officer of Connect, Inc., a computer software company, from May 1990 to May 1991, and in various positions at Apple Computer, Inc. a computer manufacturer, ("Apple"), including Group Manager, Worldwide Channel Systems and Senior Manager, Strategic Planning, of Apple USA, a division of Apple from January 1988 to April 1990.

     Mr. Lorentzen has served as President and Chief Operating Officer of the Company since he joined the Company in May 1995. For more than five years prior to joining Blyth, Mr. Lorentzen was Vice President and Director of Information Services at Arthur D. Little, an international management consulting firm.

     Mr. Seaman has also served as Research and Development Director of Blyth Software Limited since 1982, and he served as Managing Director of Blyth Software Limited from September 1990 until June of 1993.

ITEM 2.  PROPERTIES

     Blyth currently leases an aggregate of 32,703 square feet of office space at 989 East Hillsdale Boulevard, Foster City, California 94404 pursuant to a lease which expires on August 31, 1997 and has monthly rental payments of $53,325 plus a percentage of operating costs and property taxes above the the 1993 base year. Blyth this year subleased approximately 12,200 square feet of excess space in this facility to a tenant through August 31, 1997, receiving a monthly payment of $20,130.

     The Company owns property in the United Kingdom known as Mitford House, located in Benhall, Saxmundham, Suffolk, England which it acquired on March 31, 1988 and which it uses for its research and development personnel in the United Kingdom. Blyth also leases 7,375 square feet of office space for its European headquarters office at Part First Floor, Avis House, Park Road, Bracknell, England. The lease, which expires on February 17, 2001, has monthly rental payments of (Pounds)4,609 plus (Pounds)3,011 for common area maintenance. Blyth has the right to terminate this Lease on February 27, 1998. Blyth also leases 2,370 square feet of office space (formerly its London sales office) at Unitec House, 2 Albert Place, Finchley Central, London, England. The lease, which expires on November 1, 2012, has monthly rental payments of (Pounds)2,370. During the year the Company sublet all of the London office space for which it received a monthly rental of (Pounds)1,375 plus 100% reimbursement for common area maintenance. The sublease terminates on December 25,1999.

     The Company believes that these facilities and additional space available to it will be adequate to meet its requirements for fiscal 1997, and that if required, suitable additional or alternative space would be available to it on commercially reasonable terms.

ITEM 3.  LEGAL PROCEEDINGS

         Not applicable.

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY
             HOLDERS

         Not applicable.

                                    PART II

ITEM 5.   MARKET FOR REGISTRANT'S COMMON STOCK AND RELATED STOCKHOLDER MATTERS

     The Company's Common Stock is traded on the National Association of Securities Dealers Automated Quotation System ("NASDAQ") National Market System ("NMS") under the symbol "BLYH". The following table sets forth the high and low closing prices for the Company's Common Stock for Fiscal 1995 and 1996.

                                                High         Low
Fiscal 1995                                    Closing     Closing
- -----------                                    -------     -------
1/st/ Quarter                                  $  8.25     $  3.75
2/nd/ Quarter                                  $  5.75     $  3.875
3/rd/ Quarter                                  $  5.25     $  3.625
4/th/ Quarter                                  $  6.25     $  3.50

                                               High        Low
Fiscal 1996                                    Closing     Closing
- -----------                                    -------     -------
1/st/ Quarter                                  $  5.25     $ 2.5625
2/nd/ Quarter                                  $  3.375    $ 1.9375
3/rd/ Quarter                                  $  2.75     $ 2.125
4/th/ Quarter                                  $  3.0625   $ 2.125

     On June 10, 1996, the closing price for the Company's Common Stock on the NASDAQ National Market System was $3.188 and there were approximately 150 holders of record of the Company's Common Stock. This does not include stockholders whose Common Stock is held in street name.

     The Company has never declared or paid dividends on its Common Stock. The Company intends to retain earnings, if any, for the operation and expansion of the Company's business, and therefore does not anticipate paying any cash dividends in the foreseeable future. See "Management's Discussion and Analysis of Financial Condition and Results of Operation - Liquidity and Capital Resources."

____________________

ITEM 6.  SELECTED FINANCIAL DATA

     The following table presents selected financial information for each of the years indicated and is derived from the Company's audited consolidated financial statements.

                                                                 Year ended March 31,
                                    ------------------------------------------------------------------------------------------
                                          1996              1995               1994               1993              1992
                                     --------------  ------------------  -----------------  ----------------  ----------------
Consolidated statement of                                         (Amounts in thousands except per share amounts)
 operations data:
Total net revenues                         $13,703            $ 16,715            $14,845            $11,743          $ 7,862
                                           -------            --------            -------            -------          -------
Operating expenses:
Cost of products and services                6,990               8,160              4,174              3,505            2,555
Selling, general & administrative            9,635              16,583             10,316              5,955            4,511
Research and development                     2,846               4,524              1,130              1,974            1,263
Restructuring costs                             --                  --                 --                 --              277
                                           -------            --------            -------            -------          -------
Total operating expenses                    19,471              29,267             15,620             11,434            8,606
Operating income (loss)                     (5,768)            (12,552)              (775)               309             (744)
                                           -------            --------            -------            -------          -------
Net income (loss)                          $(5,675)           $(12,424)           $  (544)           $   274          $(1,138)
                                           =======            ========            =======            =======          =======
Net income (loss) per share                 $(0.64)             $(1.86)            $(0.08)             $0.05           $(0.35)
                                           =======            ========            =======            =======          =======
Weighted average common
 shares and equivalents/1/                   8,846               6,684              6,519              5,270            3,238
                                                                           At March 31,
                                    --------------------------------------------------------------------------
                                              1996                1995               1994               1993             1992
                                           -------            --------            -------            -------          -------
Consolidated balance sheet                                            (Amounts in thousands)
 data:
  Working capital                          $ 5,634            $  6,526            $16,145            $ 5,706          $ 2,116
  Total assets                              10,841              14,372             24,379              8,962            5,249
  Current liabilities                        3,023               3,372              2,540              1,619            1,460
  Long-term liabilities                         26               2,759                373                439              539
  Stockholders' equity                       7,792               8,241             21,466              6,904            3,250

ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

     The following discussion should be read in conjunction with the Company's audited consolidated financial statements, including the notes thereto, included in this annual report.

Recent Developments

     On June 4,1996 the Company sold $7.35 million of 8% Convertible Subordiinated Debentures (the "Debentures") under Regulation S. The net proceeds of $6.83 million will be used primarily for

- -----------------------

/1/   Weighted average common shares and equivalents is based upon the number of shares of Common Stock and dilutive Common Stock equivalents of the Company outstanding during each period.

working capital purposes and to fund continuing research and development for the Company's 'Net product lines.

     The Debentures carry a coupon rate of eight percent (8%) per annum payable at the time of conversion (when converted the interest is payable in common stock). The Debentures are convertible at the option of the holder (subject to certain call privileges at the option of the Company) and are automatically converted into common stock three years from the date of issuance. The Debentures are convertible into common stock at the lower of $3.75 per share or 85% of the five day average of the trading price of the Company's common stock prior to the date of conversion.

Results of Operations

     The following table sets forth, as a percentage of revenues, certain consolidated statement of operations data for the periods indicated (subtotals not adjusted for rounding):

                                           Percent of Total Net Revenues
                                          -------------------------------
                                                 Year Ended March 31,
                                          -------------------------------
                                            1996       1995       1994
Net revenues:                             ---------  ---------  ---------
       Product                                 46%        64%        78%
       Services                                54         36         22

                                          -------    -------    -------
Total net revenues                            100        100        100

Operating expenses:
Cost of product                                18         25         15
Cost of services                               33         24         13
Selling and marketing                          45         74         53
Research and development                       21         27          8
General and administrative                     25         25         16

                                          -------    -------    -------


Total operating expenses                      142        175        105

Operating loss                                (42)       (75)        (5)

Other income (expense), net                     1          2          2
                                          -------    -------    -------


Net loss                                      (41%)      (74%)       (4%)
                                          =======    =======    =======


Gross margins:
       Gross margin on product revenues        61%        61%        80%

       Gross margin on service revenues        39%        34%        42%

     Total Net Revenues. Total net revenues decreased 18% to $13.7 million in fiscal 1996 from $16.7 million in fiscal 1995, which was a 13% increase over total net revenues of $14.8 million in fiscal 1994. International revenues, primarily product revenues, accounted for 25%, 26%, and 26% of total net revenues in fiscal years 1996, 1995 and 1994, respectively. See Note 11 of Notes to Consolidated Financial Statements.

     Net revenues from reseller operations have decreased to $3.0 million in fiscal 1996 from $4.2 million and $3.4 million in fiscal 1995 and 1994 respectively.

                             (amounts in millions)

                           1996       1995       1994
                           ----       ----       ----
Direct Net Revenues        $10.7      $12.5      $11.4
Reseller Net Revenues        3.0        4.2        3.4
                           -----      -----      -----
   Total Net Revenues      $13.7      $16.7      $14.8
                           =====      =====      =====

     Included in reseller net revenues for 1995 are revenues associated with the sale of exclusive geographical marketing rights to Rikei Corporation in Japan and Daewoo Telecom Ltd. in Korea that totaled $1,100,000. The gross margin on future reseller revenues is expected to be less than the gross margin on sales made by the Company's direct selling organization due to the necessity of granting larger discounts on sales to resellers than on direct sales to corporate customers. In addition, a growing reseller channel increases the risk of returned products, which have not been material to date, but could be material in the future.

     The Company's revenues are derived from two sources: first, fees from software licensing, including software distributed as packaged products and licensing arrangements that permit software reproduction; and second, fees for services, including consulting, training, maintenance and product support. Product revenues decreased 41% to $6.3 million in fiscal 1996 from $10.7 million in fiscal 1995, which represented a decrease of 8% from $11.6 million in fiscal 1994. The decline in product revenues in fiscal 1996 was largely due to changes in the Company's pricing structure. In September 1995, the Company restructured its product offerings and pricing. Prior to September 1995, OMNIS was sold as a Portable Enterprise Development Kit which allowed the developer to develop and deploy his applications on all supported platforms. This kit had a US list price of $5,000. In order to meet the developers needs for more cost effective solutions, the Company began selling platform specific, limited versions of its software with US list prices ranging from $495 to $2,995 depending on what edition was purchased. Also, due to competitive pressures, the Company was forced to significantly reduce prices on its OMNIS Databases early in the fiscal 1996.

     Service revenues increased 23% to $7.4 million in fiscal 1996 from $6.0 million in fiscal 1995, which represented an increase of 85% from $3.2 million in fiscal 1994. The increase in fiscal 1996 was due primarily to an increase in consulting services sold to customers. The increase in fiscal 1995 over fiscal 1994 was due primarily to an increase in consulting and maintenance contracts sold to customers. Maintenance contracts are typically paid annually in advance, and revenue is recognized ratably over the period of the contract.

     In the fiscal year ended March 31, 1996 one customer in the United States accounted for approximately 16% of revenue and no other customer accounted for more than 10% of revenues during that year. No single customer accounted for more than 10% of revenues during either of the fiscal years ended March 31, 1995 or 1994.

     The Company sells its products and services in U.S. dollars in North America and principally in pounds sterling and German Deutschemarks in the United Kingdom, Germany and Europe. Currency exchange rates may cause variances in the Company's period-to-period revenues and results of operations (which have not been material to date) in future periods.

     Cost of Product. Cost of product includes the cost of both internal and subcontracted production, technical support and maintenance services during the warranty period and amortization of capitalized internal software development costs. Cost of product as a percentage of total net revenues decreased to 18% in fiscal 1996 from 25% in fiscal 1995 and from 15% in fiscal 1994, and as a percentage of product revenues was 39% in fiscal 1996 as compared to 39% in fiscal 1995 having increased from 20% in fiscal 1994. There was a decrease in the variable cost of product percentage in fiscal 1996, mainly due to savings in the cost of product due to the use of compact disks (CD's) as opposed to diskettes and the savings from supplying documentation on-line and offering printed documentation as an option at an extra cost. Also included in the cost of product is the amortization of previously capitalized internal software development costs which increased as a percentage of net product sales due to the decrease in net product sales in absolute dollars. These costs are amortized using the greater of the amount computed using the ratio of current revenue to the total of current and anticipated revenue or the straight-line method over the estimated economic life of the product not to exceed three years. Amortization charges were $1,120,092 in fiscal 1996, $2,129,611 (including $876,261 of previously capitalized software that was written off in fiscal 1995) and $314,512 in fiscal 1994. The "net realizability" (as defined in Statement of Financial Accounting Standards 86) for most of the Company's current development efforts cannot be currently determined, accordingly, the Company has not capitalized any research and development costs in Fiscal 1996 nor does it plan to capitalize any research and development costs in the foreseeable future. At the end of Fiscal 1996 the Company had $300,000 of unamortized previously capitalized internal software development costs.

     Cost of Services. Cost of services includes the costs associated with consulting, technical support, maintenance services, and training, which are primarily personnel costs. Cost of services as a percentage of net service revenues decreased to 61% in fiscal 1996 from 66% in fiscal 1995, having increased from 58% in fiscal 1994. The decrease in the percentage of the cost of services in 1996 is primarily due to increase in the volume of service revenues. The company believes that it must achieve economies of scale through an expanded installed customer base to continue to improve revenues or to improve its gross margin on service revenues.

     Selling and Marketing. Selling and marketing expenses decreased to $6.1 million in fiscal 1996 from $12.4 million in 1995 and from $7.9 million in fiscal 1994, representing 45%, 74%, and 53% of total net revenues during such periods, respectively. The decrease in selling and marketing expense in fiscal 1996 was due primarily to decreases in headcount as the Company made a strategic shift to depend more on leveraged resellers and inside sales as opposed to the direct sales force model. The increase in selling and marketing expense in fiscal 1995 as compared to fiscal 1994 was primarily attributable to investing $1.7 million in expanding the Company's direct sales force, including establishing a sales office in Germany; $1.5 million represents investment in building an indirect channels and a Pacific rim sales group in North America and $1.3 million of the increase came from increased marketing spending to enhance the Company's market visibility.

     Research and Development. The table below sets forth gross research and development expenses, capitalized software development costs, and net research and development expenses in absolute dollars and as a percentage of total net revenues for the periods indicated.

                                                       Year Ended March 31,
                                                  -----------------------------
                                                     1996      1995      1994
                                                     ----      ----      ----
                                                     (dollars in thousands)
Dollar amounts:
     Gross research and development costs             2,846   $5,186   $ 4,020
     Capitalized software development cost                0     (662)   (2,890)
                                                     ------   ------   -------
     Net research and development costs              $2,846   $4,524   $ 1,130
                                                     ======   ======   =======

As a percentage of total net revenues:
     Gross research and development expenses           21%      31%       27%
     Net research and development expenses             21%      27%        8%

     The decrease in research and development expenses in absolute dollars for fiscal 1996 was due mainly to a reduction in personnel as the Company changed its product software development strategy to focus on its near-term marketing and sales efforts on products addressing the dominant desktop platforms for which it has a developed customer base. In addition, during fiscal 1995 the Company expensed $1.7 million associated with previously capitalized software development costs due to a strategic change in product plans regarding support for additional software platforms. The increase in fiscal 1995 as compared to fiscal 1994 is due to increased staffing and associated support costs required to expand and enhance the Company's product line.

     General and Administrative. General and administrative expenses decreased to $3.5 million in fiscal 1996 from $4.1 million in fiscal 1995 after an increase from $2.4 million in fiscal 1994, representing 25%, 25% and 16% of total net revenues, during such periods, respectively. General and administrative expenses increased in fiscal 1995 primarily due to a $930,000 expense related to a strategic investment in an early development stage company which the Company expensed in full, as well as expansion of the Company's infrastructure including increased facilities, insurance and depreciation expenses.

     Other Income (Expense), Net. Other income is primarily comprised of interest income, interest expense, gains or losses on foreign currency transactions and other income. Interest income reflects earnings from the Company's cash position. Interest expense is principally interest on convertible debentures issued that had been converted into stock by the end of fiscal 1996.

     Income Tax Expense. Income tax expense was $35,485 in fiscal 1996, $128,326 in fiscal 1995, and $46,286 in fiscal 1994. The increase in 1995 is attributable to taxes on sales in Japan. At March 31, 1996, the Company had net operating loss carry forwards of approximately $23.4 million for federal income tax purposes, $6.5 million for state tax purposes and $2.8 million for foreign taxes. The Tax Reform Act of 1986, as amended, and the California Conformity Act of 1987 impose substantial restrictions on the utilization of net operating loss and tax credit carry forwards in the event of an "ownership change," as defined by the Internal Revenue Code. An "ownership change" took place in fiscal 1992, and the Company is limited to using $780,000 per year of federal and California net operating loss carry forwards, respectively. See Note 8 of Notes to Consolidated Financial Statements.

     Inflation. The Company believes that inflation has not had a material impact on the Company's operating results to date and does not expect inflation to have a material impact on the Company's operating results in fiscal 1997.

Variability of Results

     The Company has experienced significant quarterly fluctuations in operating results and anticipates such fluctuations in the future. The Company generally ships orders as received and, as a result, typically has little or no backlog. Quarterly revenues and operating results, therefore, depend on the volume and timing of orders received during the quarter, which are difficult to forecast. Furthermore, the Company has typically sold to large corporate enterprises which often purchase in significant quantities, and therefore, the timing of the receipt of such orders could cause significant fluctuations in operating results. Historically, the Company has often recognized a substantial portion of its license revenues in the last month of the quarter. Service revenues tend to fluctuate as consulting projects, which may continue over several quarters, are undertaken or completed. Operating results may also fluctuate due to factors such as the demand for the Company's products, the size and timing of customer orders, the introduction of new products and product enhancements by the Company or its competitors, changes in the proportion of revenues attributable to licenses and service fees, commencement or conclusion of significant consulting projects, changes in the level of operating expenses, and competitive conditions in the industry.

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

     A number of additional factors have, from time to time, caused and may in the future cause the Company's revenues and operating results to vary substantially from period-to-period. These factors include: pricing competition, delays in introduction of new products or product enhancements, size and timing of demand for existing products, shortening of product life cycles, inventory obsolescence and general economic conditions.

     The Company's future operating results will depend, to a considerable extent, on its ability to rapidly and continuously develop new products that offer its customers enhanced performance at competitive prices. Inherent in this process are a number of risks. The development of new, enhanced software products is a complex and uncertain process requiring high levels of innovation from the Company's designers as well as accurate anticipation of customers needs and technical trends by the marketing staff. Once a product is developed, the Company must rapidly bring it into production, a process that requires lead times on some product components and accurate forecasting of production volumes, among other things, in order to achieve acceptable product costs.

     The Company's operating results will also be affected by the volume, mix and timing of orders received during a period and by conditions in the industries that it serves as well as the general economy. Additionally, the Company operates on a global basis with offices or distributors in Europe, Asia and Latin America as well as North America. Changes in the economies, trade policies and fluctuations in interest or exchange rates may have an impact on its future financial results. Also, as the Company becomes more global, seasonality may become an increasing factor.

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

Liquidity and Capital Resources

     At March 31, 1996, the Company's principal sources of liquidity consisted of cash and equivalents of $5.1 million. On June 4,1996 the Company sold $7.35 million of 8% Convertible Debentures under Regulation S. The net proceeds of $6.83 million will be used primarily to strengthen the balance sheet, increase working capital and fund continuing research and development for the Company's 'Net product lines. The $6.83 million net proceeds are in addition to the $5.14 million in cash and equivalents report on the Company's March 31, 1996 balance sheet. The placement consisted of convertible subordinated debentures, which carry a coupon rate of eight (8) percent per annum, payable at the time of conversion (when converted the interest is payable in common stock). The Debentures are convertible at the option of the holder (subject to certain call privileges at the option of the Company) and are automatically converted into common stock three years from the date of issuance. The Debentures are convertible into common stock at the lower of $3.75 per share or 85% of the five day average of the trading price of the Company's common stock at the time of conversion.

     The Company's working capital position increased to $5.1 million at March 31, 1996 from $4.6 million at March 31, 1995, largely driven by
$1.9 million in cash used by operations. Proceeds of $2.6 million from the issuance of convertible debentures in July of 1995 increased the Company's working capital. See Note 5 of the Notes to the Consolidated Financial Statements.

     On June 4, 1996 the Company sold $7.35 million of 8% Convertible Subordinated Debentures under Regulation S. The net proceeds of $6.83 million will be used primarily for working capital purposes and to fund continuing research and development for the Company's 'Net product line.

     In June of 1995 the Company curtailed capital spending, reduced its workforce by more than 25% and implemented other actions to conserve cash. The Company believes that these actions, along with the influx of cash from the debenture sales during and shortly after fiscal 1996, will allow its cash and equivalents, together with expected net revenues to be adequate to meet the Company's anticipated cash needs through fiscal 1997. However, the Company believes the level of financial resources is a significant competitive factor in its industry and may choose or be required, prior to the end of fiscal 1997, to raise additional capital through debt or equity financings to strengthen its financial position, to accelerate growth or to provide the Company with additional flexibility to take advantage of business opportunities that might arise. There can be no guarantee that additional capital will be available to the Company or, if available, will be available on terms favorable to the Company.

ITEM 8.  FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

     The consolidated financial statements of the Company, including the notes thereto, together with the independent auditors' report thereon, and the Financial Statement Schedules required to be filed by Item 14 of this Form 10-K are presented on Page F-1. All other schedules are omitted as they are not applicable or the required information is given in the financial statements or the notes thereto.

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURES

     None.


                                   PART III

ITEM 10.  DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

     Information regarding directors of the Company is incorporated by reference from "Election of Directors" in the Blyth's 1996 Proxy Statement for the Company's 1996 Annual Meeting of Stockholders (the "1996 Proxy Statement"). Current Executive Officers of the Registrant found under the caption "Executive Officers of the Registrant" in Part I hereof is also incorporated by reference into this Item 10.

ITEM 11.  EXECUTIVE COMPENSATION

     The information required in this item is incorporated by reference from the sections entitled "Executive Compensation", "Report of the Compensation Committee of the Board of Directors," "Company Stock Price Performance," "Election of Directors - Director Compensation" and "Election of Directors - Compensation Committee Interlocks and Insider Participation" in Blyth's 1996 Proxy Statement.

ITEM 12.  SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

     The information required by this item is incorporated by reference from the section entitled "Security Ownership of Certain Beneficial Owners and Management" in Blyth's 1996 Proxy Statement.

ITEM 13.  CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

     The information required by this Item is incorporated by reference from the section entitled "Executive Compensation-Other Employee Benefit Plans" and "Certain Transactions" in Blyth's 1996 Proxy Statement.

                                    PART IV

ITEM 14.  EXHIBITS, FINANCIAL STATEMENT SCHEDULES AND REPORTS ON FORM 8-K

     (a) The following documents are filed as a part of this Annual Report on Form 10K:

          1. Consolidated Financial Statements required to be filed by Item 8 of Form 10-K. See Index to Consolidated Financial Statements of the Company at page F-2.

          2. Financial Statement Schedules required to be filed by Item 8 of Form 10-K:

               Schedule II     Valuation and Qualifying Accounts

          3.   Exhibits:

Exhibit Number               Description
- --------------               -----------

  3.1 Certificate of Incorporation of the Company, as amended./1/

  3.2                        By-Laws of the Company, as amended./1/

  10.1 Definitive Trust Deed dated October 26, 1983 among Blyth Holdings Limited, Blyth Software Limited and Geoffrey Paul Smith, Paul Nelson Wright and Suntrust Limited (relating to pension scheme)./2/

  10.2 Lease of premises at 989 East Hillsdale Boulevard, Foster City, California dated September 20, 1993 between Blyth Software Inc. and OB-1 Associates, Landlord and HBO & Company, Sub-lessor./6/

  10.3 Service Agreement dated July 30, 1990 between Blyth Holdings Inc. and David Seaman./2/

  10.4                       Stock Purchase Warrant sold to Richard Hanschen on
                             July 26, 1990./3/

  10.5 Deed of Guarantee dated June 1, 1993 between Blyth Holdings Inc. and A. Levy & Son Limited./4/

  10.6 Form of Subscription Agreement for purchase of Units of the Company's securities./4/

  10.7 Form of Stock Purchase Warrant sold to purchaser of Units of the Company's securities./4/

  10.8 Form of Stock Purchase Warrant sold to Director Walter V. Smiley, Richard J. Hanschen, and Albert Yu on September 1, 1992./4/

  10.9 Common Stock Purchase Agreement dated July 19, 1993 between Blyth Holdings Inc. and The Wisconsin Investment Board./5/

  10.10 Common Stock Purchase Agreement dated July 19, 1993 between Blyth Holdings Inc. and The Transamerica Capital Appreciation Fund./5/

  10.11 Director's Warrant Plan and Amendment to Warrant issued to Albert Yu on September 1, 1992/6/.

  10.12 Advisor's Warrant Plan and warrant issued to Garth Saloner on November 1, 1992/6/.

  10.13 Common Stock Purchase Agreement dated March 31, 1993 between Blyth Holdings Inc. and General Reinsurance Corp/6/.

  10.14 Amendment to Common Stock Purchase Agreement dated May 14, 1993, between the Company and General Reinsurance Corp., Amerindo Technology Partners, Ltd., Los Angeles Fire & Police Pension Plan and University of British Columbia Staff Pension Plan/6/.

  10.15 Amended and Restated Registration Rights Agreement dated May 14, 1993, between the Company and General Reinsurance Corp., Amerindo Technology Partners, Ltd., Los Angeles Fire & Police Pension Plan and University of British Columbia Staff Pension Plan/6/.

  10.16 The Blyth Holdings Inc. Amended and Restated 1987 Stock Option Plan, as amended/6/.

  10.17 The Blyth Holdings Inc. 1993 Directors' Warrant Plan and form of Director's Warrant/6/.

  10.18        The Blyth Holdings Inc. 1994 Employee Stock Purchase Plan./6/

  10.19 Registration Rights Agreement effective as of January 3, 1994, between the Company and Migration Software Systems Limited./6/

  10.20 Warrant to Purchase shares of Common Stock dated January 3, 1994 granted to Migration Software Systems Limited/6/.

  10.21 Consulting Agreement dated January 31, 1994 between the Company and RGS Associates, Inc./6/

  10.22 Form of Subscription Agreement between the Company and purchasers of 8% Convertible Debentures due March 31, 1997./8/

  10.23                      Form of Convertible Debenture due March 31,
                             1997./8/

  10.24 Form of Registration Rights Agreement among the Company, Purchasers of 8% Convertible Debentures due March 31, 1997 and Swartz Investments, Inc./8/

  10.25                      Warrant to Purchase Common Stock issued to Swartz
                             Investments, Inc./8/

  10.26 Form of Regulation S securities Subscription Agreement between the Company and purchasers of 8% Convertible Debentures due June 3, 1999.

  10.27                      Form of 8% Convertible Debenture due June 3, 1999.

  10.28 Form of Registration Rights Agreement among the Company and purchasers of 8% Convertible Debentures due June 3, 1999.

  10.29 Form of Registration Rights Agreement among the Company and Swartz Investments, LLC and its designees.

  10.30 Form of Warrant to Purchase Common Stock issued to certain persons affiliated with Swartz Investments, LLC.

  21.1                       Subsidiaries of the Company.

  23.1                       Independent Auditors' Consent.

  27.1                       Financial Data Schedule.

  (b) Reports on form 8-K. The Company filed a current report on form 8-K on June 4, 1996 with respect to its issuance of $7.35 million aggregate principal amount of 8% Convertible Debentures due
                             June 3, 1999.

  ______________

/1/ Incorporated by reference to the Registration Statement on Form S-8 (Registration Statement No. 33-46166) filed by the Company with the Securities and Exchange Commission on March 2, 1992.

/2/ Incorporated by reference to the Annual Report on Form 10-K filed by the Company with the Securities and Exchange Commission on July 13, 1990.

/3/ Incorporated by reference to the Annual Report on Form 10-K filed by the Company with the Securities and Exchange Commission on June 28, 1991.

/4/ Incorporated by reference to the Annual Report on Form 10-K filed by the Company with the Securities and Exchange Commission on June 26, 1992.

/5/ Incorporated by reference to the Annual Report on Form 10-Q filed by the Company with the Securities and Exchange Commission on August 16, 1993.


/6/ Incorporated by reference to the Annual Report on Form 10-K filed by the Company with the Securities and Exchange Commission on June 28, 1994.


/7/ Incorporated by reference to the Current Report on Form 8-K filed by the Company with the Securities and Exchange Commission on September 6, 1994.

/8/ Incorporated by reference to the Annual Report on Form 8-K filed by the Company with the Securities and Exchange Commission on April 7, 1995.

                                  SIGNATURES

     Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Dated:  June 28, 1996                       BLYTH HOLDINGS INC.

                                      By:   /s/ MICHAEL J. MINOR
                                            --------------------
                                            Michael J. Minor
                                            Chairman, Chief Executive
                                            Officer and Director

     Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.

Signatures                   Title                                Date
- ----------                   -----                                ----

/s/MICHAEL J. MINOR
- -------------------          Chairman, Chief Executive             June 28, 1996
Michael J. Minor             Officer and Director


/s/STEPHEN R. LORENTZEN      President, Chief Operating
- -----------------------      Officer, Chief Financial Officer,     June 28, 1996
Stephen R. Lorentzen         Director


/s/WILLIAM M. GLYNN
- -------------------          Director of Finance, (Principal       June 28, 1996
William M. Glynn             Accounting Officer)


/s/RICHARD J. HANSCHEN
- ----------------------       Vice-Chairman of the Board            June 28, 1996
Richard J. Hanschen          of Directors


/s/WILLIAM E. KONRAD
- --------------------         Director                              June 28, 1996
William E. Konrad

BLYTH HOLDINGS INC. AND SUBSIDIARIES

Consolidated Financial Statements for
the Years Ended March 31, 1996, 1995 and 1994 and Independent Auditors' Report

INDEPENDENT AUDITORS' REPORT

To the Board of Directors and Stockholders of Blyth Holdings Inc.:

We have audited the accompanying consolidated balance sheets of Blyth Holdings Inc. and subsidiaries as of March 31, 1996 and 1995, and the related consolidated statements of operations, stockholders' equity and cash flows for each of the three years in the period ended March 31, 1996. Our audits also included the financial statement schedule listed in Item 14.(a)2. These financial statements and financial statement schedule are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements and financial statement schedule based on our audits.

We conducted our audits in accordance with generally accepted auditing standards. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, such consolidated financial statements present fairly, in all material respects, the financial position of Blyth Holdings Inc. and subsidiaries at March 31, 1996 and 1995, and the results of their operations and their cash flows for each of the three years in the period ended March 31, 1996 in conformity with generally accepted accounting principles. Also, in our opinion, the financial statement schedule, when considered in relation to the basic consolidated financial statements taken as a whole, presents fairly, in all material respects, the information set forth therein.



DELOITTE  &  TOUCHE  LLP

May 10, 1996
(June 4, 1996 as to Note 12)
San Jose, California

BLYTH  HOLDINGS  INC.  AND  SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS
MARCH 31, 1996 AND 1995

- --------------------------------------------------------------------------------
ASSETS                                                     1996           1995
CURRENT  ASSETS:
  Cash and equivalents                             $  5,128,733   $  4,593,459
  Trade accounts receivable (less allowances
   for doubtful accounts
   of $399,973 in 1996 and $458,710 in 1995)          2,303,025      3,966,551
  Inventories                                            70,747        261,926
  Other current assets                                1,155,014      1,076,637
                                                   ------------   ------------

     Total current assets                             8,657,519      9,898,573

PROPERTY,  FURNITURE  AND  EQUIPMENT,  Net            1,831,399      2,979,029

CAPITALIZED  SOFTWARE  DEVELOPMENT  COSTS,  Net         299,758      1,439,925

OTHER  ASSETS                                            52,325         54,868
                                                   ------------   ------------

TOTAL                                              $ 10,841,001   $ 14,372,395
                                                   ============   ============

LIABILITIES AND STOCKHOLDERS' EQUITY

CURRENT  LIABILITIES:
  Borrowings under line of credit                  $    143,715   $       -
  Current portion of long-term debt                     108,011         97,178
  Accounts payable                                      836,912        678,327
  Accrued liabilities                                   841,151      1,556,314
  Deferred revenue                                    1,093,209      1,040,249
                                                   ------------   ------------

     Total current liabilities                        3,022,998      3,372,068

LONG-TERM  DEBT                                          25,524      2,758,883
                                                   ------------   ------------

     Total liabilities                                3,048,522      6,130,951
                                                   ------------   ------------

COMMITMENTS  AND  CONTINGENCIES  (Note 10)

STOCKHOLDERS'  EQUITY:
  Preferred stock - $1.00 par value; 3,000,000
   shares authorized; none outstanding                     -              -
  Common stock - $.01 par value; 20,000,000
   shares authorized; outstanding: 1996,
   9,753,791 shares; 1995, 7,080,239 shares              97,538         70,802
  Treasury stock at cost: 1995; 195,622 shares             -        (1,557,214)
  Paid-in capital                                    35,722,507     30,740,878
  Accumulated deficit                               (28,151,965)   (21,295,375)
  Cumulative foreign currency translation
   adjustment                                           124,399        282,353
                                                   ------------   ------------

     Total stockholders' equity                       7,792,479      8,241,444
                                                   ------------   ------------

TOTAL                                              $ 10,841,001   $ 14,372,395
                                                   ============   ============

See notes to consolidated financial statements.

BLYTH HOLDINGS INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF OPERATIONS
YEARS ENDED MARCH 31, 1996, 1995 AND 1994

- --------------------------------------------------------------------------------
                                         1996            1995           1994
NET REVENUES:
  Product                             $ 6,271,843    $ 10,695,771    $11,595,599
  Services                              7,431,268       6,019,490      3,249,671
                                      -----------    ------------    -----------

     Total net revenues                13,703,111      16,715,261     14,845,270
                                      -----------    ------------    -----------

OPERATING  EXPENSES:
  Cost of product revenues              2,421,637       4,216,175      2,281,346
  Cost of service revenues              4,568,514       3,944,271      1,893,236
  Selling and marketing                 6,140,458      12,440,229      7,903,316
  Research and development              2,845,801       4,524,063      1,130,440
  General and administrative            3,495,008       4,142,384      2,412,362
                                      -----------    ------------    -----------

     Total operating expenses          19,471,418      29,267,122     15,620,700
                                      -----------    ------------    -----------

OPERATING  LOSS                        (5,768,307)    (12,551,861)      (775,430)
                                      -----------    ------------    -----------

OTHER  INCOME  (EXPENSE):
  Interest income                         254,207         272,667        332,008
  Interest expense and other, net        (125,842)        (16,031)       (54,356)
                                      -----------    ------------    -----------

                                          128,365         256,636        277,652
                                      -----------    ------------    -----------

LOSS  BEFORE  INCOME  TAXES            (5,639,942)    (12,295,225)      (497,778)

INCOME  TAX  EXPENSE                       35,486         128,326         46,286
                                      -----------    ------------    -----------

NET  LOSS                             $(5,675,428)   $(12,423,551)   $  (544,064)
                                      ===========    ============    ===========

NET  LOSS  PER  SHARE                 $     (0.64)   $      (1.86)   $     (0.08)
                                      ===========    ============    ===========

WEIGHTED  AVERAGE  COMMON  SHARES
 OUTSTANDING                            8,845,693       6,683,552      6,519,366
                                      ===========    ============    ===========

See notes to consolidated financial statements.

BLYTH HOLDINGS INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY
YEARS ENDED MARCH 31, 1996, 1995 AND 1994

- ---------------------------------------------------------------------------------------------------------------------------------

                                    Series A
                                 Preferred Stock          Stock Common           Treasury Stock
                             --------------------   --------------------   ------------------------      Paid-In      Accumulated
                               Shares      Amount      Shares     Amount       Shares        Amount      Capital        Deficit

BALANCES,  April 1, 1993       19,500    $ 19,500   5,602,628    $56,026         -      $      -       $15,016,438   $ (8,231,371)

Conversion of preferred to
  common                      (19,500)    (19,500)     19,500        195         -             -            19,305           -
Common stock issued (net of
  issuance costs $520,050)       -           -      1,098,667     10,986         -             -        14,836,470           -
Common stock options
 exercised                       -           -         86,750        868         -             -           293,739           -
Foreign currency
 translation adjustment          -           -           -          -            -             -              -              -
Net loss                         -           -           -          -            -             -              -          (544,064)
                              -------   ---------   ---------    -------     --------   -----------    -----------   ------------

BALANCES,  March 31, 1994        -           -      6,807,545     68,075         -             -        30,165,952     (8,775,435)

Common stock options
 exercised                       -           -         31,860        319         -             -           134,601           -
Common stock warrants
  exercised (net of
  issuance costs
  of $12,165)                    -           -        240,834      2,408         -             -           440,325           -
Purchase of treasury stock       -           -           -          -         221,600    (1,764,007)          -              -
Reissuance of treasury
 stock                           -           -           -          -         (25,978)      206,793           -           (96,389)
Foreign currency
 translation adjustment          -           -           -          -            -             -              -              -
Net loss                         -           -           -          -            -             -              -       (12,423,551)
                              -------   ---------   ---------    -------     --------   -----------    -----------   ------------

BALANCES,  March 31, 1995        -           -      7,080,239     70,802      195,622    (1,557,214)    30,740,878    (21,295,375)

Common stock options
 exercised                       -           -         22,643        226       (2,000)       15,921         69,409        (13,922)
Common stock issued upon
  conversion of convertible
  debentures payable (net of
  issuance costs of
  $461,355)                      -           -      2,633,273     26,334     (175,942)    1,400,555      4,869,365     (1,070,703)
Common stock issued              -           -         17,636        176         -             -            42,855           -
Reissuance of treasury
 stock                           -           -           -          -         (17,680)      140,738           -           (96,537)
Foreign currency
 translation adjustment          -           -           -          -            -             -              -              -
Net loss                         -           -           -          -            -             -              -        (5,675,428)
                              -------   ---------   ---------    -------     --------   -----------    -----------   ------------

BALANCES,  March 31, 1996        -      $    -      9,753,791    $97,538         -      $      -       $35,722,507   $(28,151,965)
                              =======   =========   =========    =======     ========   ===========    ===========   ============

- ---------------------------------------------------------
                              Cumulative
                                Foreign        Total
                               Currency        Stock-
                              Translation   Stockholders'
                               Adjustment      Equity

BALANCES,  April 1, 1993       $  43,183   $  6,903,776

Conversion of preferred to
  common                            -              -
Common stock issued (net of
  issuance costs $520,050)          -        14,847,456
Common stock options
 exercised                          -           294,607
Foreign currency
 translation adjustment          (35,661)       (35,661)
Net loss                            -          (544,064)
                               ---------   ------------

BALANCES,  March 31, 1994          7,522     21,466,114

Common stock options
 exercised                          -           134,920
Common stock warrants
  exercised (net of
  issuance costs
  of $12,165)                       -           442,733
Purchase of treasury stock          -        (1,764,007)
Reissuance of treasury
 stock                              -           110,404
Foreign currency
 translation adjustment          274,831        274,831
Net loss                            -       (12,423,551)
                               ---------   ------------

BALANCES,  March 31, 1995        282,353      8,241,444

Common stock options
 exercised                          -            71,634
Common stock issued upon
  conversion of convertible
  debentures payable (net of
  issuance costs of
  $461,355)                         -         5,225,551
Common stock issued                 -            43,031
Reissuance of treasury
 stock                              -            44,201
Foreign currency
 translation adjustment         (157,954)      (157,954)
Net loss                            -        (5,675,428)
                               ---------   ------------

BALANCES,  March 31, 1996      $ 124,399   $  7,792,479
                               =========   ============

See notes to consolidated financial statements.

BLYTH HOLDINGS INC. AND SUBSIDIARIES

CONSOLIDATED  STATEMENTS  OF  CASH  FLOWS
YEARS ENDED MARCH 31, 1996, 1995 AND 1994

- --------------------------------------------------------------------------------
                                         1996            1995           1994
CASH FLOWS FROM OPERATING
 ACTIVITIES:
  Net loss                          $(5,675,428)   $(12,423,551)   $  (544,064)
  Adjustments to reconcile net
   loss to net cash provided by
   (used for) operating activities:
   Depreciation and amortization
    expense                           1,288,756       1,219,194        756,022
   Amortization and write-off of
    capitalized software
    development costs                 1,120,092       3,834,685        314,512
   Loss on disposal of property          74,786          52,674         62,793
   Changes in assets and
    liabilities:
     Trade accounts receivable        1,534,497        (656,324)      (545,047)
     Inventories                        188,249        (160,120)        34,613
     Other current assets               (99,777)        (65,314)      (271,320)
     Other assets                         2,543         325,604       (363,865)
     Accounts payable and accrued
      liabilities                      (436,682)        364,563        421,107
     Deferred revenue                    60,513         355,033        496,374
                                    -----------    ------------    -----------

       Net cash provided by (used
        for) operating activities    (1,942,451)     (7,153,556)       361,125
                                    -----------    ------------    -----------

CASH FLOWS FROM INVESTING
 ACTIVITIES:
  Capitalized software
   development costs                          -      (2,367,181)    (2,890,041)
  Purchases of property,
   furniture and equipment              (94,115)     (1,475,289)    (1,918,001)
  Proceeds from the sale of
   fixed assets                         (14,953)              -              -
  Advance for note receivable -
   related party                              -               -       (507,419)
                                    -----------    ------------    -----------

       Net cash used for investing
        activities                     (109,068)     (3,842,470)    (5,315,461)
                                    -----------    ------------    -----------

CASH FLOWS FROM FINANCING
 ACTIVITIES:
  Borrowings on line of credit          147,298               -              -
  Repayments of debt                   (226,568)       (437,990)       (96,039)
  Proceeds from long-term debt        2,742,083       2,647,337              -
  Proceeds from stock issuance           47,687         110,404     15,142,063
  Exercise of stock options and
   warrants                              69,635         577,653              -
  Purchase of treasury stock                  -      (1,764,007)             -
                                    -----------    ------------    -----------

       Net cash provided by
        financing activities          2,780,135       1,133,397     15,046,024
                                    -----------    ------------    -----------

EFFECT OF EXCHANGE RATE
 CHANGES ON CASH                       (193,342)         50,568          3,896
                                    -----------    ------------    -----------

INCREASE (DECREASE) IN CASH
 AND EQUIVALENTS                        535,274      (9,812,061)    10,095,584

CASH AND EQUIVALENTS -
 Beginning of year                    4,593,459      14,405,520      4,309,936
                                    -----------    ------------    -----------

CASH AND EQUIVALENTS - End of
 year                               $ 5,128,733    $  4,593,459    $14,405,520
                                    ===========    ============    ===========

CASH PAID FOR:
  Interest                          $    63,874    $     26,557    $    57,707
                                    ===========    ============    ===========
  Income taxes                      $    35,486    $    128,326    $     1,600
                                    ===========    ============    ===========

                                                                     (Continued)

BLYTH HOLDINGS INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS
YEARS ENDED MARCH 31, 1996, 1995 AND 1994 (Concluded)
- --------------------------------------------------------------------------------

NONCASH  TRANSACTIONS:

During fiscal 1996, convertible debenture noteholders converted $5,650,000 of 8% and 5% debentures, net of $461,355 of issuance costs, into 2,809,212 shares of common stock. Of those shares, 175,942 shares were reissued from treasury stock for less than cost. The Company also reissued treasury stock for the exercise of options and for purchases under the Employee Stock Purchase Plan for less than cost. Therefore, the difference between the fair value at date of issuance and the cost resulted in an appropriation charge to accumulated deficit.

During fiscal 1995, the Company reissued treasury stock for purchases under the Employee Stock Purchase Plan for less than cost. Therefore, the difference between the fair value at date of issuance and the cost resulted in an appropriation charge to accumulated deficit. In addition, the Company acquired property, furniture and equipment of $205,194 under capital lease obligations.

During fiscal 1994, preferred stockholders converted shares of preferred stock into 19,500 shares of common stock. In addition, the Company acquired property, furniture and equipment of $49,966 under capital lease obligations.

See notes to consolidated financial statements.

BLYTH HOLDINGS INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
YEARS ENDED MARCH 31, 1996, 1995 AND 1994
- --------------------------------------------------------------------------------

1. ORGANIZATION  AND  SIGNIFICANT  ACCOUNTING  POLICIES

Organization - Blyth Holdings Inc. ("Company") develops, markets and supports software products for the development and deployment of applications for accessing multi-user databases in workgroup and enterprise-wide client/server computing environments. The Company's OMNIS family of products is used by corporations, system integrators, small businesses and independent consultants to deliver custom information management applications for a wide range of users including financial management, decision support, executive information, sales and marketing and multi-media authoring systems. In addition to these products, Blyth provides consulting, technical support and training to help plan, analyze, implement and maintain applications software based on the Company's technology.

The consolidated financial statements include Blyth Holdings Inc. (BHI) (U.S.) and its wholly-owned subsidiaries, Blyth Holdings Limited (BHL) (U.K.), Blyth Software Limited (BSL) (U.K.), Blyth Software Inc. (BSI) (U.S.) and Blyth Software GmbH (Germany).

Significant accounting policies applied in the preparation of the accompanying consolidated financial statements of the Company follow:

Principles of Consolidation - The accompanying consolidated financial statements include the accounts of the Company and its wholly-owned subsidiaries. All significant intercompany balances and transactions are eliminated in consolidation.

Product Revenue - Revenue related to product sales is recognized when the product is shipped, the collection of the related receivable is probable and no significant vendor or post-contract support obligations remain. Insignificant vendor and post contract support obligations, including maintenance for the first 30 days, is included in product revenue and the estimated cost of providing this maintenance is accrued and charged to cost of product. During fiscal 1995, certain of the Company's sales during a promotional period included a nine-month maintenance agreement. The Company deferred a portion of the revenue which was recognized ratably over the term of the maintenance agreement. In fiscal 1996, the Company changed the warranty period to 30 days and discontinued the nine-month maintenance agreement.

Fiscal 1995 included revenues from non-refundable licensing fees relating to the granting of marketing and remanufacturing rights that were recognized when the related product was shipped, the collection of the related receivable was probable and no significant vendor or post-contract support obligations remained. The cost of providing insignificant vendor and post contract support obligations was accrued and charged to cost of product at the time revenue was recognized.

Service Revenue - Service revenue is generated from consulting, technical support and training. Product support revenue is recognized ratably over the related contractual term. Revenue from training is recognized when the services are provided. Revenue associated with contracts to develop specific software for customers is recognized using the percentage-of-completion method of accounting.

Cost of Product and Service Revenues - Cost of product revenues includes the cost of production materials and related documentation and amortization of capitalized software development costs. Cost of service revenues principally includes payroll and other costs associated with the customer support function. Other costs specifically identifiable with the revenue source have been classified accordingly.

Cash Equivalents - The Company considers all highly liquid debt instruments purchased with a maturity of three months or less to be cash equivalents.

Inventories - Inventories, principally finished goods, are stated at the lower of cost on a first-in, first-out (FIFO) basis, or market value.

Property, Furniture and Equipment - Property, furniture and equipment are stated at cost. Capital leases are recorded at the present value of the minimum lease payments at the date of acquisition. Depreciation and amortization is computed on a straight-line basis over the estimated useful lives of the assets or lease term whichever is shorter, which range from three to 25 years. Leasehold improvements are amortized on a straight-line basis over the shorter of the lease term or the estimated useful lives of the assets.

Capitalized Software Development Costs - Software development costs are capitalized when technological feasibility has been established. The Company did not capitalize any software development costs in fiscal 1996 since the net realizability for most of the Company's current development efforts could not be determined. Such costs are amortized using the greater of the amount computed using the ratio of current revenue to the total of current and anticipated revenue or the straight-line method over the estimated life of the product not to exceed three years. The Company has capitalized software development costs of $4,363,462 and $4,383,537, with accumulated amortization of $4,063,704 and $2,943,612 at March 31, 1996 and 1995, respectively. Amortization of capitalized software development costs charged to cost of product revenues was $1,120,092, $2,129,611 and $314,512 for the years ended March 31, 1996, 1995 and
1994, respectively.

During fiscal 1995, the Company reevaluated its software development and product strategy in relation to its financial resources and emerging market conditions. As a result of this review, the Company changed its product software development strategy and charged $1,705,074 of capitalized costs related to products that would not be part of the Company's new strategy to operating expenses. No write-offs of capitalized software occurred during the years ended March 31, 1996 and 1994.

Financial Instruments - The Company believes that the carrying amount reported in the financial statements for cash and equivalents as of March 31, 1996 approximates fair value. The fair value of the bank line of credit and the note payable to finance company approximate the carrying amount based on the current rate offered to the Company for debt of the same remaining maturities.

Income Taxes - Income taxes are accounted for using the asset and liability approach for financial reporting which requires recognition of deferred tax liabilities and assets for the expected future tax consequences of temporary differences between the financial statement carrying amounts and the tax bases of assets and liabilities and net operating loss and tax credit carryforwards. Valuation allowances are established when necessary to reduce deferred tax assets to the amounts expected to be realized.

Net Loss Per Share - Net loss per share is computed based on the weighted average number of common shares outstanding during the period.

CONCENTRATIONS OF CREDIT RISK - Financial instruments which potentially subject the Company to a concentration of credit risk principally consist of cash and equivalents and trade accounts receivable. The Company places its cash and equivalents with what it believes are high credit quality financial institutions. The Company sells its products primarily to companies in North America and Europe. To reduce credit risk, management performs ongoing credit evaluations of its customers' financial condition. The Company maintains reserves for potential credit losses, but historically has not experienced any significant losses related to individual customers or groups of customers in any particular industry or geographic area.

ESTIMATES - The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Such management estimates include the allowance for doubtful accounts receivable, the net realizable value of inventory and unamortized capitalized software development costs. Actual results could differ from those estimates.

FOREIGN CURRENCY TRANSLATION - All assets and liabilities of operations outside the United States are translated into U.S. dollars from their functional currency, which is the local currency, at year-end exchange rates. Income and expense items are translated at the average exchange rate for the year. Gains and losses resulting from translation are included in stockholders' equity. Gains and losses on foreign currency transactions have been reflected in the statements of operations and have not been material in any year.

ACCOUNTING PRONOUNCEMENTS - Effective April 1, 1996, the Company will adopt Statement of Financial Accounting Standards No. 121, "Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to Be Disposed Of" (SFAS 121), which requires that long-lived assets, certain identifiable intangibles, and goodwill related to those assets used by an entity be reviewed for impairment whenever events or changes indicate that the carrying amount of an asset may not be recoverable. The Company's policy is to review the recoverability of all intangible assets at a minimum on an annual basis, and in addition whenever events or changes indicate that the carrying amount of an asset may not be recoverable. No adjustment to the carrying value of such assets is expected as a result of adopting this pronouncement.

In October 1995, the Financial Accounting Standards Board issued Statement No. 123, "Accounting for Stock-Based Compensation." The new standard defines a fair value method of accounting for stock options and other equity instruments.
Under this method, compensation cost is measured based on the fair value of the stock award when granted and is recognized as expense over the service period, which is usually the vesting period. This standard will be effective for the Company beginning in fiscal 1997 and requires measurement of awards made beginning in fiscal year 1996. The new standard permits companies to continue to account for equity transactions with employees under existing accounting rules, but requires disclosure in a note to the financial statements of the pro forma net income and earnings per share as if the Company had applied the new method of accounting. The Company intends to implement these disclosure requirements for its employee stock plans. As a result, adoption of the new standard will not impact reported net income (loss).

2.  PROPERTY, FURNITURE AND EQUIPMENT

    Property, furniture and equipment at March 31 consist of:


                                                    1996          1995

Land and building                              $   654,784   $   694,774
Leasehold improvements                              74,423        59,716
Office equipment, furniture and fixtures         4,467,870     4,974,610
Automobiles                                        435,271       488,112
                                               -----------   -----------

Total                                            5,632,348     6,217,212
Accumulated depreciation and amortization       (3,800,949)   (3,238,183)
                                               -----------   -----------

Property, furniture and equipment - net        $ 1,831,399   $ 2,979,029
                                               ===========   ===========

3.  ACCRUED LIABILITIES

    Accrued liabilities at March 31 consist of:


                                                    1996          1995
Salaries and benefits                          $   242,112   $   355,783
Commissions                                        173,146       464,385
Other                                              425,893       736,146
                                               -----------   -----------

                                               $   841,151   $ 1,556,314
                                               ===========   ===========

4. LINE OF CREDIT

The Company's wholly owned subsidiary has a line of credit with a bank in the U.K. that allows the Company to borrow up to (Pounds)100,000 ($152,770) at March 31, 1996, automatically upon overdraft of the Company's operating bank account. Interest on the overdraft is at the bank's prime rate (6.5% at March 31, 1996) plus 3%. Borrowings under the line of credit are secured by all assets of BHL and BSL and a life insurance policy. There were (Pounds)94,072 ($143,715) borrowed under the line of credit at March 31, 1996. There were no borrowings under the line of credit at March 31, 1995. The line of credit expired in April 1996.

5.  LONG-TERM  DEBT

    Long-term debt at March 31 consists of:


                                                            1996         1995

Capital lease obligations                               $   97,263   $  208,724

  Convertible debentures payable, 8%, due March 31,
   1997, converted into common stock during fiscal 1996       -       2,647,337

  Note payable to finance company, 8.57%, due in
   monthly installments of $18,331 through May 1996         36,272         -
                                                        ----------   ----------

                                                           133,535    2,856,061

  Current portion                                         (108,011)     (97,178)
                                                        ----------   ----------

  Total long-term debt                                  $   25,524   $2,758,883
                                                        ==========   ==========

Aggregate maturities of debt subsequent to March 31, 1997: 1998, $25,524.

6.  STOCKHOLDERS' EQUITY

PREFERRED STOCK - During fiscal 1994, 19,500 shares of preferred stock were converted into common stock. No preferred stock was outstanding at March 31, 1996 and 1995.

COMMON STOCK - During fiscal 1996, $2,900,000 of 8% convertible debentures and $2,750,000 of 5% convertible debentures plus accrued interest, were converted into 1,212,875 and 1,596,337 shares, respectively, of the Company's common stock.

In fiscal 1996, the Company reissued all remaining shares of treasury stock. 175,942 shares were reissued in conjunction with the conversion of 8% and 5% convertible debentures discussed above at a price of $1.78 -$1.98 per share, and 17,680 shares were reissued under the Employee Stock Purchase Plan at a price of $2.50 per share. 2,000 shares were reissued in conjunction with the exercise of stock options at a price of $1.00 per share. The difference between the fair value at the date of issuance and the cost resulted in an appropriation charge to accumulated deficit of $1,181,162.

In fiscal 1995, the Company acquired 221,600 shares of the Company's common stock at an average price of $7.96. The Company reissued 25,978 shares of the treasury stock under the Employee Stock Purchase Plan at a price of $4.25 per share. The difference between the fair value at the date of issuance and the cost resulted in an appropriation charge to accumulated deficit of $96,389.

The Company has reserved 4,887,834 shares of common stock for issuance upon exercise of warrants and options to purchase shares of the Company's common stock.

WARRANTS - The Company granted five-year warrants to purchase 70,000, 202,500 and 170,000 shares of common stock to consultants to the Company and to members of the Company's Board of Directors in recognition of services rendered during fiscal 1996, 1995 and 1994, respectively. The warrants were granted with an exercise price equal to the fair market value of the common stock at the date of grant and generally vest over three years. In connection with the issuance of the 5% convertible debentures and 8% convertible debentures in 1996 and 1995, the Company granted warrants to purchase 80,000 and 47,590 shares of common stock at $5.85 and $4.25 per share, respectively.

The following summarizes warrants outstanding:

                                                WARRAMTS      EXERCISE PRICE

Warrants outstanding at April 1, 1993          1,935,834    $ 1.00  -   $ 8.50
Granted                                          170,000    $11.75  -   $16.00
                                               ---------

Warrants outstanding at March 31, 1994         2,105,834    $ 1.00  -   $16.00
Granted                                          250,090    $ 4.00  -   $ 6.50
Exercised                                       (240,834)   $ 1.00  -   $ 3.38
Canceled                                         (41,667)         $16.00
                                               ---------

Warrants outstanding at March 31, 1995         2,073,423    $ 1.00  -   $16.00
Granted                                          150,000    $ 1.00  -   $ 5.85
                                               ---------

Warrants outstanding at March 31, 1996         2,223,423    $ 1.00  -   $16.00
                                               =========

The warrants expire at various dates between 1996 and 2001. At March 31, 1996, there are 2,067,592 warrants exercisable.

EMPLOYEE STOCK PURCHASE PLAN - In May 1995, the Company adopted the 1995 Employee Stock Purchase Plan (the Plan) and reserved 225,000 shares of common stock for issuance under the Plan. The Plan permits eligible employees to purchase common stock through payroll deductions of up to a maximum of 10% of their eligible compensation at 85% of the fair market value at the beginning or end of each six-month offering period. During fiscal 1996, 35,316 shares were issued at $2.44 - $2.50 per share. During fiscal 1995, 25,978 shares were issued at $4.25 per share.

7.  STOCK OPTIONS

Under the Company's Amended and Restated 1987 Stock Option Plan, incentive and non-qualified stock options to purchase a total of 2,500,000 shares of common stock may be granted to directors, officers, key employees and consultants. In fiscal year 1996, the Plan was amended to increase the numbers of authorized shares by 350,000 shares. The Plan is administered by a committee of the Board which is empowered to grant either nonqualified or incentive stock options. The exercise price is determined by the committee at the time of the granting of an option, but in the case of incentive stock options, the exercise price shall not be less than the fair market value on the date of the grant. Generally, options vest and become exercisable over a four- or five-year period. On February 22, 1994, the Board of Directors amended the vesting schedule for future options granted under the Plan. In the first full year of employment 20% of the shares will vest. Thereafter, each option shall vest at the rate of 20% during the second year, 25% during the third year and 35% during the fourth year.

The following table summarizes the activity under the Plan:

                                                          Options Outstanding
                                      Options    -------------------------------------
                                     Available                          Price
                                     for Grant      Shares             Per Share

Balances, April 1, 1993               668,218     1,625,740     $  1.00    -   $18.250
  Granted                            (790,900)      790,900     $ 10.25    -   $17.630
  Canceled                            631,080      (631,080)    $  2.75    -   $18.250
  Exercised                                 -       (86,750)    $  1.00    -   $ 6.000
                                   ----------    ----------

Balances, March 31, 1994              508,398     1,698,810     $  1.00    -   $18.250
  Granted                          (1,403,597)    1,403,597     $  4.25    -   $ 5.250
  Canceled                          1,256,024    (1,256,024)    $  1.00    -   $18.250
  Exercised                                 -       (31,860)    $  1.00    -   $ 6.000
                                   ----------    ----------

Balances, March 31, 1995              360,825     1,814,523     $  1.00    -   $18.250
  Additional authorization            350,000             -
  Granted                            (809,950)      809,950     $  1.00    -   $ 3.313
  Canceled                            793,572      (793,572)    $  1.00    -   $17.000
  Exercised                                 -       (24,643)    $  1.00    -   $ 3.625
                                   ----------    ----------

Balances, March 31, 1996              694,447     1,806,258     $  1.00    -   $18.250
                                   ==========    ==========

As of March 31, 1996, there were 574,299 options exercisable.

8.  INCOME TAXES

Income tax expense consists of:


                                  1996          1995        1994
Current:
  Federal                    $      -      $      -        $  -
  State                           22,761        24,738       1,600
  Foreign                         12,725       103,588      44,686
                                 -------       -------     -------

  Total                      $    35,486   $   128,326     $46,286
                                 =======       =======     =======

Pretax foreign income (loss) was $(1,732,144), $(1,899,549) and $448,770 in
1996, 1995 and 1994, respectively.

The effective tax rate differs from the federal statutory income tax rate as follows:


                                          1996          1995         1994
Tax at federal statutory rate            (35.0)%       (35.0)%      (35.0)%
Change in valuation allowance             35.5          23.3        121.0
Net operating loss                           -             -       (124.0)
Other differences, net                     0.1          12.7         47.3
                                        ------        ------       ------

                                           0.6 %         1.0 %        9.3 %
                                        ======        ======       ======

Deferred income taxes reflect the net tax effects of temporary differences between the carrying amount of assets and liabilities for financial reporting purposes and the amounts used for income tax purposes, as well as operating loss carryforwards. Significant components of the Company's deferred income tax assets and liabilities are as follows (in thousands):


                                                                      1996          1995
Deferred tax assets (liabilities):
  Net operating losses                                              $  9,670      $  7,290
  Depreciation                                                           140           140
  Accruals and reserves recognized in different periods                  580           490
  Tax credits                                                            490            80
  Capitalized software                                                   500          (770)
                                                                    --------      --------

Total                                                                 11,380         7,230
Valuation allowance                                                  (11,380)       (7,230)
                                                                    --------      --------

Net deferred tax asset                                              $   -         $   -
                                                                    ========      ========

The net operating losses included in deferred tax assets at March 31, 1996 and 1995 includes $399,850 and $386,142, respectively, of tax benefits relating to the exercise and sale by employees of certain incentive stock options. When the Company becomes profitable, the benefit associated with the stock compensation will be recorded as an adjustment to stockholder's equity.

Due to uncertainties surrounding the ability to realize the benefits of its net deferred tax assets, the Company has placed a full valuation allowance against its net deferred tax assets at March 31, 1996. The net change in the valuation allowance was an increase of $4,150,000 in 1996 and $2,865,000 in 1995.

At March 31, 1996, the Company had net operating loss carryforwards which expire as follows (in thousands):


                         Federal  California  Foreign

1997                                $  350
1998                                 1,430
1999                                   101
2000                     $   321     2,772
2001                          42     1,870
2002                         246
2003                       2,494
2004                         834
2005                       1,272
2006                       1,440
2007                       1,210
2008                       1,339
2009                       1,446
2010                       9,042
2011                       3,740
No expiration date                             $2,751
                         -------    ------     ------

                         $23,426    $6,523     $2,751
                         =======    ======     ======

The Tax Reform Act of 1986, as amended, and the California Conformity Act of 1987 impose substantial restrictions on the utilization of net operating loss and tax credit carryforwards in the event of an "ownership change," as defined by the Internal Revenue Code. An "ownership change" took place in 1992, and the Company is limited to using $780,000 per year of federal and California net operating loss carryforwards accrued through that date (a total of $7,859,000 federal and $3,521,000 California). It has not been determined whether there have been subsequent ownership changes which would further limit the net operating losses and credits.

9.  RETIREMENT PLANS

The Company sponsors two defined contribution plans for its U.K. employees. Both plans have been approved by the U.K.'s Department of Inland Revenue. BHL sponsors the Blyth Retirement Benefits Scheme (BRB Plan). The only participant in the BRB Plan is the Chief Technical Officer of BHL. The BRB Plan provides retirement benefits upon attaining normal retirement age, and incidental benefits in the case of death or termination of employment prior to retirement. BHL makes annual contributions based on the participant's salary to fund these retirement benefits. The BRB Plan is partially insured through the Sun Life Assurance Society. BHL retains the right to terminate the BRB Plan at any time upon 30 days' written notice.

BSL sponsors the BSL Retirement Benefits Scheme (BSL Plan) for substantially all of its employees. The BSL Plan provides retirement benefits upon attaining normal retirement age, and incidental benefits in the case of death or termination of employment prior to retirement. BSL contributes an amount from 5% to 8% of each participant's compensation to fund such benefits. In addition, participants are entitled to make voluntary contributions under the BSL Plan.

The Company contributed a total of $128,894, $143,000 and $100,526 to the BRB and BSL Plans for the years ended March 31, 1996, 1995 and 1994, respectively.

The Company sponsors the Blyth Software Inc. 401(k) Savings and Retirement Plan (the Plan). Employees meeting the eligibility requirements, as defined, may contribute specified percentages of their salaries. Under the Plan, which is qualified under Section 401(k) of the federal tax laws, the Company's Board of Directors, at its sole discretion, may make a discretionary profit-sharing contribution to the Plan. Moreover, the Company is not obligated, but may at its discretion, pay certain administrative costs on behalf of the Plan. For the years ended March 31, 1996, 1995 and 1994, discretionary contributions of $18,797, $29,814, $59,475, respectively, were made to the Plan.

10.  COMMITMENTS AND CONTINGENCIES

Leases

The Company leases its facilities under noncancelable operating lease agreements. Rent expense on these leases is recognized ratably over the entire lease term. The Company is required to pay property taxes, insurance and normal maintenance costs.

Future minimum rental commitments under equipment capital leases and noncancelable operating leases as of March 31, 1996 are as follows:


Year Ending                                              Capital     Operating
March 31,                                                 Leases       Leases

  1997                                                   $ 81,840     $  496,047
  1998                                                     29,687        270,682
  1999                                                          -        109,707
  2000                                                          -         84,500
  2001                                                          -         84,500
                                                         --------     ----------

Total minimum lease payments                              111,527     $1,045,436
                                                                      ==========
Amount representing interest                              (14,264)
                                                         --------

Present value of net minimum capital lease payments        97,263
Current portion of obligations under capital leases       (71,739)
                                                         --------

Obligations under capital leases, excluding current
 portion                                                 $ 25,524
                                                         ========

Equipment under capital leases had a net book value of $122,568 and $225,279 at March 31, 1996 and 1995, respectively.

Rent expense of $687,059, $727,284 and $527,532 was incurred in 1996, 1995 and
1994, respectively.

Employment Agreements

On April 1, 1990, the Company entered into a four-year employment agreement with an officer of BSL, which provides for the payment of an annual base salary of (Pounds)48,000, increasing each year by an inflation adjustment factor. In addition, the officer may be entitled to earn up to 1/4 of his annual base salary as bonus, subject to the Company meeting certain financial targets. The agreement renews automatically for subsequent two-year terms and can be terminated by the Company by giving six months' written notice.

11.  SEGMENT INFORMATION

The following table presents information concerning the Company's domestic and foreign operations. Blyth U.S. serves the United States and Canada and Blyth U.K. serves the United Kingdom and Europe. The Company's operating revenues were generated primarily from the sale of personal microcomputer software and service contracts related to that software.


                                      1996             1995            1994
Revenue by geographic region:
  United States                   $10,222,171     $ 12,398,049     $11,028,123
  Europe                            3,480,940        4,317,212       3,817,147
                                  -----------     ------------     -----------

  Total                           $13,703,111     $ 16,715,261     $14,845,270
                                  ===========     ============     ===========

Operating loss by geographic
 region:
  United States                   $(4,050,935)    $(10,635,947)    $(1,474,723)
  Europe                           (1,717,372)      (1,915,914)        699,293
                                  -----------     ------------     -----------

  Total                           $(5,768,307)    $(12,551,861)    $  (775,430)
                                  ===========     ============     ===========

Total assets:
  United States                   $ 7,980,312     $ 10,437,279     $20,743,719
  Europe                            2,860,689        3,935,116       3,635,118
                                  -----------     ------------     -----------

  Total                           $10,841,001     $ 14,372,395     $24,378,837
                                  ===========     ============     ===========

Export sales from the U.S.
 (included in
  total U.S. sales above):
  Latin America                   $ 1,286,681     $    173,944     $    23,235
  Asia                                264,539        1,434,219           9,475
  Australia                           259,211                -               -
  Canada                              213,253          398,469         546,088
  Caribbean                            35,024                -               -
  Europe                               17,763            7,300               -
                                  -----------     ------------     -----------

Total                             $ 2,076,471     $  2,013,932     $   578,798
                                  ===========     ============     ===========

One customer accounted for 16% of net revenues in 1996. No other customers accounted for net revenues in excess of 10% in 1995 and 1994.

12.  SUBSEQUENT EVENT

On June 4, 1996, the Company completed a private offering of convertible debentures with net proceeds to the Company of $6.8 million. The convertible debentures bear interest at 8% and are due June 1999. At the option of the holder, one-third of the debentures are convertible into the Company's common stock after 45 days; two-thirds are convertible after 75 days; and the final third are convertible after 105 days. The debentures are convertible into common stock at the lower of $3.75 per share or 85% of the five-day average of the trading price of the Company's common stock prior to the date of conversion. In addition, the Company may call the debentures under certain circumstances.

                                   * * * * *

                                                                   Schedule II
                                                                   -----------


                      BLYTH HOLDING INC. AND SUBSIDIARIES

                       Valuation and Qualifying Accounts


                                                           Additions                       Balance at
                                   Balance at          charged to costs      Deductions        end
                               beginning of period        and expenses          (1)         of period
                               -------------------     ----------------      ----------     ----------
Allowance for doubtful
 accounts and returns:

   Year ended
   March 31, 1996                   $458,710                327,886           (386,623)      $399,973
                                    ========                =======           =========      ========

   Year ended
   March 31, 1995                   $307,682                196,517           (45,489)       $458,710
                                    ========                =======           =======        ========

   Year ended
   March 31, 1994                   $218,717                127,923           (38,958)       $307,682
                                    ========                =======           =======        ========


(1) Uncollectible accounts written off and foreign currency translation adjustment.