Form 10-Q
period 1996-06-30
BLYTH HOLDINGS INC
filed 1996-08-14
CIK 820738

                          SECURITIES AND EXCHANGE COMMISSION
                               WASHINGTON, D.C.  20549


                                      FORM 10-Q
                                      (Mark One)
[ X ] Quarterly Report under Section 13 or 15(d) of the Securities Exchange Act of 1934
         FOR THE QUARTER ENDED JUNE 30, 1996

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

                                    (415) 571-0222
                           (Registrant's telephone number)


Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing
requirements for the past 90 days:   Yes      X       No
                                           -------        -------

As of August 9, 1996 there were 10,280,944 shares of registrant's Common Stock, $.01 par value, outstanding.

                                 BLYTH HOLDINGS INC.

                                        INDEX

                           PART I.   FINANCIAL  INFORMATION

                                                                     Page No.
Item 1.  Financial Statements:
              Condensed Consolidated Balance Sheets -
                   June 30, 1996 and March 31, 1996                      3

              Condensed Consolidated Statements of Operations  -
                   Three months ended June 30, 1996 and 1995             4

              Condensed Consolidated Statements of Cash Flows -
                   Three months ended June 30, 1996 and 1995             5

              Notes to Condensed Consolidated Financial Statements       6

Item 2.       Management's Discussion and Analysis of Financial
              Condition and Results of Operations                        7


                            PART II.    OTHER INFORMATION


Item 6.       Exhibits and Reports on Form 8-K                           11

              Signatures                                                 12

                            PART I. FINANCIAL INFORMATION
ITEM 1.  Financial Statements

                         BLYTH HOLDINGS INC. AND SUBSIDIARIES

                        CONDENSED CONSOLIDATED BALANCE SHEETS


                                        ASSETS


                                                           June 30, 1996         March 31, 1996
                                                           ---------------      ---------------
                                                             (Unaudited)        (Derived from audited
                                                                                financial statements)

Current Assets:
    Cash and equivalents                                   $10,630,000               $5,129,000
    Trade accounts receivable, less allowance for
        doubtful accounts and returns of $410,000 and
        $400,000, respectively                               2,649,000                2,303,000
    Inventory                                                   63,000                   71,000
    Other current assets                                     1,091,000                1,155,000
                                                       ---------------          ---------------
        Total current assets                                14,433,000                8,658,000
                                                       ---------------          ---------------

Property, furniture and equipment, net                       1,646,000                1,831,000
Capitalized software development costs, net                     31,000                  300,000
Other assets                                                    52,000                   52,000
                                                       ---------------          ---------------

        Total Assets                                       $16,162,000              $10,841,000
                                                       ---------------          ---------------
                                                       ---------------          ---------------

                                  LIABILITIES AND STOCKHOLDERS' EQUITY

Current liabilites:
    Accounts payable and accrued liabilities                $1,569,000               $1,822,000
    Deferred revenue                                         1,136,000                1,093,000
    Current portion of long term debt                           66,000                  108,000
                                                       ---------------          ---------------
        Total current liabilites                             2,771,000                3,023,000
                                                       ---------------          ---------------

    Long term debt, net of unamortized issuance
     costs of $514,000 and $0, respectively                  6,850,000                   26,000
                                                       ---------------          ---------------

        Total liabilites                                     9,621,000                3,049,000
                                                       ---------------          ---------------

Stockholders' Equity:
    Common stock                                                98,000                   98,000
    Paid in capital                                         35,833,000               35,722,000
    Accumulated deficit                                    (29,534,000)             (28,152,000)
    Foreign currency translation adjustment                    144,000                  124,000
                                                       ---------------          ---------------
        Total stockholders' equity                           6,541,000                7,792,000
                                                       ---------------          ---------------

        Total Liabilities and Stockholders' Equity         $16,162,000              $10,841,000
                                                       ---------------          ---------------
                                                       ---------------          ---------------


                                          3

                         BLYTH HOLDINGS INC. AND SUBSIDIARIES

                    CONDENSED CONSOLIDATED STATEMENT OF OPERATIONS

                                     (UNAUDITED)




                                                 Three Months Ended
                                                      June 30
                                              1996              1995
                                            ----------        ----------

Net revenues:
    Products                                 $1,073,000        $1,559,000
    Services                                  1,928,000         1,876,000
                                           ------------      ------------
    Total net revenues                        3,001,000         3,435,000

Costs and expenses:
    Cost of sales                             1,823,000         1,979,000
    Research & development                      591,000         1,091,000
    Sales, general and administrative         1,974,000          3,099,00
                                           ------------      ------------

    Total costs and expenses                  4,388,000         6,169,000
                                           ------------      ------------

Operating loss                               (1,387,000)       (2,734,000)
                                           ------------      ------------

Other income (expense):
    Interest income                              75,000            51,000
    Interest expense                            (50,000)          (68,000)
                                           ------------      ------------
                                                 25,000           (17,000)
                                           ------------      ------------

Loss before income taxes                     (1,362,000)       (2,751,000)

Income tax expense                               20,000            24,000
                                           ------------      ------------

    Net loss                                $(1,382,000)      $(2,775,000)
                                           ------------      ------------
                                           ------------      ------------

Net loss per common share:                       $(0.14)           $(0.36)

Weighted average number of common
   shares outstanding                         9,770,898         7,714,012


                                           4

                         BLYTH HOLDINGS INC. AND SUBSIDIARIES

                    CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOW

                                     (UNAUDITED)

                                                                     Three Months Ended
                                                                          June 30
                                                                1996                1995
                                                              -----------      -----------


Cash flows from operating activities:
    Net loss                                                $(1,382,000)     $(2,775,000)
    Adjustments to reconcile net loss to net cash
    used for operating activities:
         Depreciation and amortization expense                   248,000          328,000
         Capitalized software development cost
           amortization expense                                  261,000          290,000
         Accrued interest converted into stock                         -           48,000
         Change in assets and liabilities:
           Net (increases) decreases in assets:
              Trade accounts receivable                        (346,000)          513,000
              Inventory                                            9,000           10,000
              Other current assets                                64,000          148,000
           Net increases (decreases) in liabilities:
              Accounts payable and accrued liabilities         (253,000)        (120,000)
              Deferred revenue                                    43,000          343,000
                                                            ------------     ------------

         Net cash used for  operating activities             (1,356,000)      (1,215,000)
                                                            ------------     ------------

Cash flows from investing activities:
    Purchases of property, furniture and equipment              (49,000)        (119,000)
                                                            ------------     ------------


         Net cash used for investing activities                 (49,000)        (119,000)
                                                            ------------     ------------

Cash flows from financing activities:
    Exercise of stock options                                    121,000           33,000
    Net proceeds from issuance of long-term debt               6,835,000                -
    Repayments of debt                                          (54,000)                -
                                                            ------------     ------------

         Net cash provided by financing activities             6,902,000           33,000
                                                            ------------     ------------


Effect of exchange rate changes on cash                            4,000         (48,000)

Net increase (decrease) in cash and equivalents                5,501,000      (1,349,000)
Cash and equivalents at beginning of period                    5,129,000        4,594,000
                                                            ------------     ------------

Cash and equivalents at end of period                        $10,630,000       $3,245,000
                                                            ------------     ------------
                                                            ------------     ------------


                                          5

                     BLYTH HOLDINGS INC. AND SUBSIDIARIES

             NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

1. The unaudited financial information furnished herein reflects all adjustments, consisting only of normal recurring items, which in the opinion of management are necessary to fairly state the Company's financial position, the results of its operations and the changes in its financial position for the periods presented. These financial statements should be read in conjunction with the Company's audited financial statements for the year ended March 31, 1996. The results of operations for the period ended June 30, 1996 are not necessarily indicative of results to be expected for any other interim period or the year ending March 31, 1997.

2. Net loss per share for the three months ended June 30, 1996 is based on the weighted average number of common shares outstanding during the period.

3. In June 1996 the Company issued $7,350,000 of 8% Convertible Debentures due June 3, 1999 which after issuance costs of $514,000 resulted in net proceeds of $6,835,000. The issuance costs are capitalized and amortized to interest expense using the effective interest method over the expected life of the debt. The principal and interest are convertible into shares of the Company's common stock and the Company may force conversion at its option after June 3, 1999. The Company's other long term debt consists of the long-term portion of capital leases.

                         BLYTH HOLDINGS INC. AND SUBSIDIARIES

ITEM 2. Management's Discussion and Analysis of Financial Condition and Results of Operations



RESULTS OF OPERATIONS

THREE MONTHS ENDED JUNE 30, 1996 AND JUNE 30, 1995

    REVENUES.      Total net revenues declined 13% to $3,001,000 for the three months ended June 30, 1996 as compared to $3,435,000 for the three months ended June 30, 1995. The decline in total net revenues in the three months ended June 30, 1996 as compared to the three months ended June 30, 1995 was due to a decline in product revenues during this period offset in part by increases in service revenues during this same period.

    Product revenues declined 31% to $1,073,000 for the three months ended June 30, 1996 as compared to $1,559,000 in the corresponding period of the prior year. The decrease in product revenues in the three months ended June 30, 1996 as compared to the three months ended June 30, 1995 was primarily due to the lower list prices of the Company's new products which were introduced in September 1995 as part of the Company's new product strategy.

    Service revenues for the three months ended June 30, 1996 increased 3% to $1,928,000 from $1,876,000 for the corresponding period of the prior year. The increase in service revenues in the three months ended June 30, 1996 as compared to the three months ended June 30, 1995 was a result of increased revenues from the Company's International User Conference that was held in June 1996 and from revenues from IBM for the development of the OMNIS OS/2 platform.

    COST OF SALES. Cost of sales is comprised of the following: 1) product cost, which includes the cost of both internal and subcontracted production, technical support and maintenance services during the warranty period (primarily personnel related), and amortization of capitalized software development costs, and 2) service cost, primarily personnel related, which consists of consulting, technical support, maintenance services outside the warranty period and training. Cost of sales as a percentage of total net revenues increased to 61% from 58% for the three months ended June 30, 1996 compared to the three months ended June 30, 1995. This increase in cost of sales as a percentage of total net revenues was primarily attributable to the higher proportion of service revenue to product revenue. Service revenue has a significantly higher cost of sales as compared to product sales. The decrease in cost of products and services in absolute dollars for the three months ended June 30, 1996 compared to the three months ended June 30, 1995 was due to the lower revenues in the quarter ended June 30, 1996.

    RESEARCH AND DEVELOPMENT EXPENSE   Research and development expense
decreased to $591,000 for the three months ended June 30, 1996 from $1,091,000 for the three months ended June 30, 1995, representing 20% and 30% of total net revenues during these periods, respectively. The decrease in research and development costs is primarily due to decreased staffing and associated support costs. In June of 1995 the Company refocused its product software development strategy to focus its near term marketing and sales efforts on products addressing the needs of its developed customer base, resulting in a reduction of personnel. The Company continues to invest in the development of new products aimed at sales opportunities that the Company expects will expand its markets. The Company expenses its research and development costs as they are incurred. The Company ended the three months ended June 30, 1996 with $31,000 of capitalized software development costs which the company expects to fully amortize by the end of the second quarter of fiscal 1997.

    SALES, GENERAL AND ADMINISTRATIVE EXPENSES   Sales, general and
administrative expenses decreased to $1,974,000 for the three months ended June 30, 1996 from $3,099,000 for the three months ended June 30, 1995, representing 66% and 90% of total net revenues during these periods, respectively. The decrease in absolute dollars primarily represents the effect of the Company's cost control measures instituted during June of 1995.

    OTHER INCOME (EXPENSE).   Other income (expense) is comprised primarily of
interest income earned on cash and equivalents, interest expense related to the Company's 8% Convertible Debentures due June 3, 1999 (issued June 3, 1996 with net proceeds to the Company of $6,835,000 ) and foreign currency transactions. Total other income (expense) increased to income of $25,000 for the three months ended June 30, 1996 from an expense of $17,000 for the three months ended June 30, 1995, primarily due to higher interest income because of higher average balances of cash and equivalents.

    NET LOSS.   The Company recognized a net loss of $1,382,000 for the three months ended June 30, 1996 versus a net loss of $2,775,000 for the three months ended June 30, 1995. This decreased loss primarily resulted from a decrease of $1,125,000 in sales, general and administrative costs in the three months ended June 30, 1996 as compared to the three months ended June 30, 1995, a decrease in cost of sales of $156,000 in the three months ended June 30, 1996 as compared to the three months ended June 30, 1995 and a decrease in research and development expense of $500,000 in the three months ended June 30, 1996 as compared to the three months ended June 30, 1995, which was offset in part by a decline in total net revenues of $434,000 in the three months ended June 30, 1996 as compared to the three months ended June 30, 1995.

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

    The Company's operating expenses may increase as it expands its operations. During fiscal 1997, the Company expects to continue making significant investments in product development, marketing and expansion of its sales channel in an effort to increase its presence in the increasingly competitive client/server market place. Future operating results will be adversely affected if net revenues do not increase accordingly.

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

LIQUIDITY AND CAPITAL RESOURCES

    At June 30, 1996, the Company's principal sources of liquidity consisted of cash and equivalents of $10.6 million.

    The Company's working capital position increased to $11.7 million at June 30, 1996 from $5.6 million at March 31, 1996. This increase in working capital during the first quarter of fiscal 1997 was primarily due to the fact that on June 3, 1996 the Company completed a private offering under Regulation S of the Securities Act of 1933, as amended, of 8% Convertible Debentures due June 3, 1999 which resulted in net proceeds to the Company of $6,835,000. As of August 9, 1996 $519,998 of convertible debentures have been converted into 476,143 shares of the Company's common stock.

    The Company has curtailed spending, reduced its workforce significantly and has implemented other actions to conserve cash. The Company believes that its cash and equivalents, together with expected net revenues, will be adequate to meet the Company's anticipated cash needs through fiscal 1997. However, the Company believes the level of financial resources is a significant competitive factor in its industry and may choose, prior to the end of fiscal 1997, to raise additional capital through debt or equity financings to strengthen its financial position, to accelerate growth or to provide the Company with additional flexibility to take advantage of business opportunities that might arise. There can be no guarantee that additional capital will be available to the Company or, if available, on terms favorable to the Company. If the Company requires additional capital and is unable to raise it through operations or financings, the Company's business and operation results may be materially and adversely impacted as management would be required to significantly curtail operations, which could have a significant adverse effect on the Company's business.

Item 6.       Exhibits and Reports on Form 8-K

    (a)       Exhibits - None

    (b) Reports on Form 8-K. The Company has filed a current report on form 8-K on June 4, 1996 with respect to its issuance of $7.35 million aggregate principal amount of 8% Convertible Debentures due June 3, 1999.

                                      SIGNATURES


Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


Date:  August 12, 1996                           BLYTH HOLDINGS INC.
                                                     (Registrant)



                                                 /s/ Michael Minor
                                                 -----------------

                                                    Michael Minor
                                                    Chairman and
                                               Chief Executive Officer


                                                 /s/ Stephen Lorentzen
                                                 ---------------------

                                                    Stephen Lorentzen
                                                      President and
                                               Chief Operating Officer and
                                                 Chief Financial Officer