Form 10-Q
period 1996-09-30
BLYTH HOLDINGS INC
filed 1996-11-14
CIK 820738

                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C.  20549


                                    FORM 10-Q
(Mark One)
[ X ] Quarterly Report under Section 13 or 15(d) of the Securities Exchange Act of 1934
       FOR THE QUARTER ENDED SEPTEMBER 30, 1996

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

                                 (415) 571-0222
                         (Registrant's telephone number)


Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to
such filing requirements for the past 90 days:   Yes      X        No
                                                         ---               ---

As of November 1, 1996 there were 10,962,190 shares of registrant's Common Stock, $.01 par value, outstanding.

                               BLYTH HOLDINGS INC.

                                      INDEX

                         PART I.  FINANCIAL INFORMATION

                                                                        Page No.
Item 1.   Financial Statements:

                  Condensed Consolidated Balance Sheets -
                        September 30, 1996 and March 31, 1996              3

                  Condensed Consolidated Statements of Operations  -
                        Three and six months ended September 30, 1996
                        and 1995                                           4

                  Condensed Consolidated Statements of Cash Flows -
                        Six months ended September 30, 1996 and 1995       5

                  Notes to Condensed Consolidated Financial Statements     6

Item 2.           Management's Discussion and Analysis of Financial
                        Condition and Results of Operations                7


                          PART II.    OTHER INFORMATION


Item 4.           Matters Submitted to a Vote of Security Holders         12

Item 6.           Exhibits and Reports on Form 8-K                        13

                  Signatures                                              14

                          PART I. FINANCIAL INFORMATION

ITEM 1.      Financial Statements

                      BLYTH HOLDINGS INC. AND SUBSIDIARIES

                      CONDENSED CONSOLIDATED BALANCE SHEETS


                                     ASSETS

                                                            September 30, 1996        March 31, 1996
                                                            ------------------   ---------------------
                                                                    (Unaudited)  (Derived from audited
                                                                                  financial statements)

Current Assets:
        Cash and equivalents                                        $9,772,000            $5,129,000
        Trade accounts receivable, less allowance for
            doubtful accounts of $396,000 and
            $400,000, respectively                                   2,365,000             2,303,000
        Inventory                                                       47,000                71,000
        Other current assets                                         1,284,000             1,155,000
                                                            ------------------   -------------------
             Total current assets                                   13,468,000             8,658,000
                                                            ------------------   -------------------

Property, furniture and equipment, net                               1,562,000             1,831,000
Capitalized software development costs, net                                -                 300,000
Other assets                                                            52,000                52,000
                                                            ------------------   -------------------

            Total Assets                                           $15,082,000           $10,841,000
                                                            ------------------   -------------------
                                                            ------------------   -------------------

                      LIABILITIES AND STOCKHOLDERS' EQUITY

Current liabilites:
        Accounts payable and accrued liabilities                    $1,684,000            $1,822,000
        Deferred revenue                                             1,047,000             1,093,000
        Current portion of long term debt                              213,000               108,000
                                                            ------------------   -------------------
            Total current liabilites                                 2,944,000             3,023,000
                                                            ------------------   -------------------

        Long term debt, net of unamortized issuance costs of
        $403,000 and $0, respectively                                5,354,000                26,000
                                                            ------------------   -------------------

            Total liabilites                                         8,298,000             3,049,000
                                                            ------------------   -------------------

Stockholders' Equity:
        Common stock                                                   110,000                98,000
        Paid in capital                                             37,058,000            35,722,000
        Accumulated deficit                                        (30,533,000)         (28,152,000)
        Foreign currency translation adjustment                        149,000               124,000
                                                            ------------------   -------------------
            Total stockholders' equity                               6,784,000             7,792,000
                                                            ------------------   -------------------

            Total Liabilities and Stockholders' Equity        $     15,082,000     $      10,841,000
                                                            ------------------   -------------------
                                                            ------------------   -------------------

                      BLYTH HOLDINGS INC. AND SUBSIDIARIES

                 CONDENSED CONSOLIDATED STATEMENT OF OPERATIONS

                                   (UNAUDITED)

                                                 Three Months Ended             Six Months Ended
                                                    September 30                  September 30
                                                1996           1995           1996           1995
                                            ------------   ------------   ------------   ------------
Net revenues:
      Products                              $  1,377,000   $  1,183,000   $  2,450,000   $  2,742,000
      Services                                 1,454,000      1,928,000      3,382,000      3,804,000
                                            ------------   ------------   ------------   ------------

      Total net revenues                       2,831,000      3,111,000      5,832,000      6,546,000

Costs and expenses:
      Cost of sales                            1,118,000      1,739,000      2,941,000      3,718,000
      Research & development                     671,000        616,000      1,262,000      1,707,000
      Sales, general and administrative        1,886,000      2,082,000      3,860,000      5,181,000
                                            ------------   ------------   ------------   ------------

      Total costs and expenses                 3,675,000      4,437,000      8,063,000     10,606,000
                                            ------------   ------------   ------------   ------------

Operating loss                                  (844,000)    (1,326,000)    (2,231,000)    (4,060,000)
                                            ------------   ------------   ------------   ------------

Other income (expense):
      Interest income                             92,000         63,000        167,000        114,000
      Interest expense                          (238,000)       (35,000)      (288,000)      (105,000)
      Loss on foreign exchange transactions       (1,000)        (4,000)        (1,000)        (2,000)
                                            ------------   ------------   ------------   ------------
                                                (147,000)        24,000       (122,000)         7,000
                                            ------------   ------------   ------------   ------------

Loss before income taxes                        (991,000)    (1,302,000)    (2,353,000)    (4,053,000)

Income tax expense                                 8,000          4,000         28,000         28,000
                                            ------------   ------------   ------------   ------------

      Net loss                              $   (999,000)  $ (1,306,000)  $ (2,381,000)  $ (4,081,000)
                                            ------------   ------------   ------------   ------------
                                            ------------   ------------   ------------   ------------

Net loss per common share:                  $      (0.10)  $      (0.15)  $      (0.24)  $      (0.52)

Weighted average number of common
   shares outstanding                         10,261,989      8,457,882     10,017,785      7,913,085

                      BLYTH HOLDINGS INC. AND SUBSIDIARIES

                 CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOW

                                   (UNAUDITED)

                                                                       Six Months Ended
                                                                         September 30
                                                                   1996                 1995
                                                               -------------       ------------
Cash flows from operating activities:
     Net loss                                                  $ (2,381,000)       $ (4,081,000)
     Adjustments to reconcile net loss to net cash
     used for operating activities:
              Depreciation and amortization expense                 467,000             638,000
              Capitalized software development cost
                amortization expense                                300,000             562,000
              Accrued interest converted into stock                  22,000              83,000
              Change in assets and liabilities:
                Net (increases) decreases in assets:
                  Trade accounts receivable                         (62,000)          1,001,000
                  Inventory                                          24,000              18,000
                  Other current assets                             (129,000)            649,000
                  Other assets                                            -               3,000
                Net increases (decreases) in liabilities:
                  Accounts payable and accrued liabilities         (138,000)           (413,000)
                  Deferred revenue                                  (46,000)            353,000
                                                               -------------       ------------

          Net cash used for  operating activities                (1,943,000)         (1,187,000)
                                                               -------------       ------------

Cash flows from investing activities:
     Purchases of property, furniture and equipment                (181,000)           (159,000)
                                                               -------------       ------------

          Net cash used for investing activities                   (181,000)           (159,000)
                                                               -------------       ------------

Cash flows from financing activities:
     Exercise of stock options                                      122,000             114,000
     Net proceeds from issuance of long-term debt                 6,835,000           2,572,000
     Repayments of debt                                            (195,000)            (51,000)
                                                               -------------       ------------

          Net cash provided by financing activities               6,762,000           2,635,000
                                                               -------------       ------------


Effect of exchange rate changes on cash                               5,000             (43,000)
                                                               ------------        ------------

Net increase (decrease) in cash and equivalents                   4,643,000           1,246,000
Cash and equivalents at beginning of period                       5,129,000           4,593,000
                                                               -------------       ------------

Cash and equivalents at end of period                            $9,772,000          $5,839,000
                                                               -------------       ------------
                                                               -------------       ------------

NON CASH INVESTING AND FINANCING ACTIVITIES
Conversion of convertible subordinated debentures
into common stock                                                $1,226,000          $4,409,000
                                                               -------------       ------------
                                                               -------------       ------------

                      BLYTH HOLDINGS INC. AND SUBSIDIARIES

              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS


1. The unaudited financial information furnished herein reflects all adjustments, consisting only of normal recurring items, which in the opinion of management are necessary to fairly state the Company's financial position, the results of its operations and the changes in its financial position for the periods presented. These financial statements should be read in conjunction with the Company's audited financial statements for the year ended March 31, 1996. The results of operations for the period ended September 30, 1996 are not necessarily indicative of results to be expected for any other interim period or the year ending March 31, 1997.

2. Net loss per share for the three and six months ended September 30, 1996 is based on the weighted average number of common shares outstanding during the period including, where applicable, common stock equivalent shares.

3. In June 1996 the Company closed an offering of $7,350,000 aggregate principal amount of 8% Convertible Debentures due June 3, 1999, (net proceeds of $6,836,000). The principal and interest are convertible into shares of the Company's common stock and the Company may force conversion at its option after June 3, 1999. The Company's other long term debt consists primarily of long term leases. In September of 1996 the National Association of Security Dealers (Nasdaq) notified the Company that under its rules the 8% Convertible Debentures due June 3, 1999 must be ratified at a special meeting of its shareholders that has been scheduled for November 18, 1996. If the shareholders do not ratify the Debentures the Company will be forced to repurchase the Debentures or have its Common Stock delisted from Nasdaq National Market System. Repurchase of the Debentures would substantially reduce the Company's cash and equivalents and adversely affect the Company's ability to conduct its business.

                      BLYTH HOLDINGS INC. AND SUBSIDIARIES

ITEM 2. Management's Discussion and Analysis of Financial Condition and Results of Operations

RESULTS OF OPERATIONS

THREE AND SIX MONTHS ENDED SEPTEMBER 30, 1996 AND SEPTEMBER 30, 1995

     REVENUES.   Total net revenues declined 9% to $2,831,000 for the three months ended September 30, 1996 from $3,111,000 for the three months ended September 30, 1995. The decline in total net revenues for the three months ended September 30, 1996 as compared to the three months ended September 30, 1995 was due to a decline in service revenues offset in part by an increase in product revenues. In addition, total net revenues declined 11% to $5,832,000 for the six months ended September 30, 1996 from $6,546,000 for the six months ended September 30, 1995. The decline in total net revenues for the six months ended September 30, 1996 as compared to the six months ended September 30, 1995 was due to a decline of both service revenues and product revenues.

     Product revenues increased 16% to $1,377,000 for the three months ended September 30, 1996 from $1,183,000 for the three months ended September 30, 1995. The increase in product revenues for the three months ended September 30, 1996 as compared to the three months ended September 30, 1995 was primarily due to the recognition of a large sale of $425,000 to Informix Corporation.
Product revenues decreased 11% to $2,450,000 for the six months ended
September 30, 1996 from $2,742,000 for the six months ended September 30, 1995. The decrease in product revenues for the six months ended September
30, 1996 as compared to the six months ended September 30, 1995 was primarily due to decreased prices of the Company's software as a result of to competitive pressures.

     Service revenues for the three months ended September 30, 1996 decreased 25% to $1,454,000 from $1,928,000 from the three months ended September 30, 1995. Service revenues for the six months ended September 30, 1996 decreased 11% to $3,382,000 from $3,804,000 from the six months ended September 30, 1995. The decrease in service revenues for the three months and six months ended September 30, 1996 as compared to the three months and six months ended September 30, 1995, respectively, was a result of decreased consulting revenues from services provided in connection with customer implementation of the Company's products together with a decrease in maintenance and support revenues.


     COST OF SALES   Cost of sales is comprised of the following:  1) product
cost which includes the cost of both internal and subcontracted production, technical support and maintenance services during the warranty period (primarily personnel related), and amortization of capitalized software development costs, and 2) service cost, primarily personnel related, which consists of consulting, technical support, maintenance services outside the warranty period and training. Cost of sales as a percentage of total net revenues decreased to 39% for the three months ended September 30, 1996 from 56% for the three months ended September 30, 1995. This decrease was largely attributable to lower amortization of capitalized software development costs, the amortization of which was completed during the three months ended September 30, 1996. The decrease in cost of sales as a percentage of total net revenues in these periods was also due to a lower cost of product sales and an increase in the portion of total net revenues derived from product revenues which carry a significantly higher gross margin than services revenues. Cost of products and services as a percentage of total net revenues decreased to 50% for the six months ended September 30, 1996 from 57% for the six months ended September 30, 1995. This decrease was largely attributable to lower amortization of capitalized software development costs and lower cost of product sales.

     RESEARCH AND DEVELOPMENT EXPENSE   Research and development costs
increased to $671,000 for the three months ended September 30, 1996 from $616,000 for the three months ended September 30, 1995. The increase in research and development costs for the three months ended September 30, 1996 as compared to the three months ended September 30, 1995 is primarily due to increased investment in the Company's new electonic commerce products. Research and development costs decreased to $1,262,000 for the six months ended September 30, 1996 from $1,707,000 for the six months ended September 30, 1995. The decrease in research and development costs for the six months ended September 30, 1996 as compared to the six months ended September 30, 1995 is primarily due to decreased staffing and associated support costs offset in part by increased investment in the Company's new electonic commerce products in the three months ended September 30, 1996. The Company continues to invest in the development of new products aimed at sales opportunities that the Company expects will expand its markets.

     SALES, GENERAL AND ADMINISTRATIVE EXPENSES Sales, general and administrative expenses decreased to $1,886,000 for the three months ended September 30, 1996 from $2,082,000 for the three months ended September 30, 1995, representing 67% of total net revenues during each of these periods, respectively. Sales, general and administrative expenses decreased to $3,860,000 for the six months ended September 30, 1996 from $5,181,000 for the six months ended September 30, 1995, representing 66% and 79% of total net revenues during these periods, respectively. The decrease in absolute dollars primarily represents the effect of the Company's cost control measures instituted during the fiscal year ended March 31, 1996.

     OTHER INCOME (EXPENSE)   Other income (expense) is comprised primarily
of interest income earned on cash and equivalents, interest expense related to the Company's 8% Convertible Debentures due June 3, 1999 (issued June 4,
1996 with net proceeds to the Company of $6,836,000), and loss on foreign currency transactions. Interest income increased to $92,000 for the three months ended September 30, 1996 from $63,000 for the three months ended September 30, 1995 and increased to $167,000 for the six months ended
September 30, 1996 from $114,000 for the three months ended September 30, 1995, primarily due to higher average balances of cash and equivalents.
Interest expense increased to $238,000 for the three months ended September 30, 1996 from $35,000 for the three months ended September 30, 1995 and increased to $288,000 for the six months ended September 30, 1996 from $105,000 for the six months ended September 30, 1995 due primarily to the accrual of interest on the outstanding 8% Convertible Debentures due June 3, 1999 and premiums paid in order to redeem certain of the 8% Convertible Debentures when they were submitted for conversion. As of September 30,1996, of the $7,350,000 aggregate principal amount of 8% Convertible Debentures due June 3, 1999, $1,291,663 aggregate principal amount has been converted into 1,125,809 shares of common stock and $307,333 aggregate principal amount has been redeemed for $392,968 of cash.

     The Company recognized a net loss of $999,000 for the three months ended September 30, 1996 compared to a net loss of $1,306,000 for the three months ended September 30, 1995. A net loss of $2,381,000 was recorded for the six months ended September 30, 1996 compared to a net loss of $4,081,000 for the six months ended September 30, 1995. These decreased losses primarily resulted from decreases in costs and expenses.

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

     A number of additional factors have, from time to time, caused and may in the future cause the Company's revenues and operating results to vary substantially from period-to-period. These factors include but are not limited to: pricing competition, delays in introduction of new products or product enhancements, size and timing of demand for existing products and shortening of product life cycle, inventory obsolescence and general economic conditions.

     The Company's future operating results will depend, to a considerable extent, on its ability to rapidly and continuously develop new products that offer its customers enhanced performance at competitive prices. Inherent in this process are a number of risks. The development of new, enhanced software products is a complex and uncertain process requiring high levels of innovation from the Company's designers as well as accurate anticipation of customer needs and technical trends by the marketing staff. Once a product is developed, the Company must rapidly bring it into production, a process that requires long lead times on some product components and accurate forecasting of production volumes, among other things, in order to achieve acceptable product costs.

     The Company's operating results will also be affected by the volume, mix and timing of orders received during a period and by conditions in the industries that it serves as well as the general economy. The Company sells its products in the worldwide market, and accordingly, changes in the economies, trade policies and fluctuations in interest or exchange rates of other countries in which the Company sells its products may have an impact on its future financial results.

     The Company's operating expenses may increase as it expands its operations. During fiscal 1997, the Company continues making significant investments in product development, marketing and expansion of its sales channel in an effort to increase its presence in the increasingly competitive client/server market place. Future operating results will be adversely affected if net revenues do not increase accordingly.

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


LIQUIDITY AND CAPITAL RESOURCES

     At September 30, 1996, the Company's principal sources of liquidity consisted of cash and equivalents of $9.8 million.

     The Company's working capital position increased to $10.5 million at September 30, 1996 from $5.6 million at March 31, 1995. This increase in working capital occurred in the first quarter of fiscal 1997 primarily as a result of the completion by the Company of a private offering under Regulation S of the Securities Act of 1933, as amended, of 8% Convertible Debentures due June 3, 1999 which resulted in net proceeds to the Company of $6,836,000.

     In September of 1996 the National Association of Security Dealers (Nasdaq) notified the Company that under its rules the 8% Convertible Debentures due June 3, 1999 must be ratified at a special meeting of its shareholders that has been scheduled for November 18, 1996. If the shareholders do not ratify the Debentures the Company will be forced to repurchase the Debentures or have its Common Stock delisted from Nasdaq National Market System. Repurchase of the Debentures would substantially reduce the Company's cash and equivalents and adversely affect the Company's ability to conduct its business.

     Since September 30, 1995 the Company has curtailed spending, has implemented other actions to conserve cash and has increased cash balances through its financing activities. The Company believes that if the Company's shareholders ratify its 8% Convertible Debentures due June 3, 1999 at the special meeting scheduled for November 18, 1996, its cash and equivalents, together with expected net revenues, will be adequate to meet the Company's anticipated cash needs through fiscal 1997. However, the Company believes the level of financial resources is a significant competitive factor in its industry and may choose, prior to the end of fiscal 1997, to raise additional capital through debt or equity financings to strengthen its financial position, to accelerate growth or to provide the Company with additional flexibility to take advantage of business opportunities that might arise. If the Company is required to repurchase its 8% Convertible Debentures due June 3, 1999, the Company will likely be required to seek additional capital.
There can be no guarantee that additional capital will be available to the Company or, if available, on terms favorable to the Company. If the Company is unable to raise additional capital through operations or financings, the Company's business and operating results may be materially and adversely impacted as management may be required to significantly curtail operations, which could have a significant adverse effect on the Company's business.

ITEM 4.   SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

     At Blyth Holdings' Annual Meeting of Stockholders held August 20, 1996, the following matters were voted upon by stockholders pursuant to proxies solicited pursuant to Regulation 14A:

     The following individuals were elected to the Board of Directors:

                                                 VOTES       VOTE
                                                 FOR         WITHHELD
                                                 -----       --------

       Michael J. Minor                        7,136,610      110,177

     The following proposals were approved at Blyth Holdings's Annual Meeting of Stockholders:

                                                 VOTES       VOTES
                                                 FOR         AGAINST   ABSTAINED
                                                 -----       -------   ---------
1. Amendment of the Company's Certificate      7,011,434    2,222,205    13,148
   of Incorporation to increase the number
   of authorized shares from 20 million to
   40 million

2. Amendment of the Company's                  6,254,492      967,967    24,328
   1996 Stock Plan and the reservation
   of 450,000 shares of Common Stock
   for issuance thereunder

3. Ratification of appointment of              7,200,339       35,950    10,498
   Deloitte & Touche as
   independent auditors

Item 6.   Exhibits and Reports on Form 8-K

     (a)  Exhibits

          11.1  Calculations of Earnings per Share

          27.1  Financial Date Schedule

     (b)  Reports on Form 8-K -- None

                                   SIGNATURES


     Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


     Date:  November 14, 1996                 BLYTH HOLDINGS INC.
                                                 (Registrant)


                                              /s/ Michael J. Minor
                                              ---------------------
                                                 Michael J. Minor
                                                Chairman and Chief
                                                Executive Officer