Form 10-Q
period 1996-12-31
BLYTH HOLDINGS INC
filed 1997-02-14
CIK 820738

                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C.  20549


                                    FORM 10-Q
(Mark One)
[ X ] Quarterly Report under Section 13 or 15(d) of the Securities Exchange Act of 1934
          FOR THE QUARTER ENDED DECEMBER 31, 1996
OR

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


Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing
requirements for the past 90 days:   Yes _____X_____   No _________

As of January 29, 1997 there were 16,830,442 shares of registrant's Common Stock, $.01 par value, outstanding.

                                 BLYTH HOLDINGS INC.

                                       INDEX

                       PART I.    FINANCIAL INFORMATION

                                                                     Page No.
Item 1.     Financial Statements:

            Condensed Consolidated Balance Sheets -
                 December 31, 1996 and March 31, 1996                    3

            Condensed Consolidated Statements of Operations  -
                 Three and nine months ended December 31, 1996 and 1995  4

            Condensed Consolidated Statements of Cash Flows -
                 Nine months ended December 31, 1996 and 1995            5

            Notes to Condensed Consolidated Financial Statements         6

Item 2.     Management's Discussion and Analysis of Financial
                 Condition and Results of Operations                     7


                       PART II.  OTHER INFORMATION

Item 1.     Legal Proceedings                                           11

Item 2.     Changes in Securities                                       11

Item 3.     Defaults upon Senior Securities                             11

Item 4.     Submission of Matters to a Vote of Security Holders         11

Item 5.     Other Information                                           11

Item 6.     Exhibits and Reports on Form 8-K                            12

            Signatures                                                  13

                         BLYTH HOLDINGS INC. AND SUBSIDIARIES
                         CONDENSED CONSOLIDATED BALANCE SHEETS
                                     ASSETS


                                                   December 31, 1996             March 31, 1996
                                                   -----------------             --------------
                                                      (Unaudited)            (Derived from audited
                                                                              financial statements)


Current Assets:
        Cash and equivalents                       $8,418,000                      $5,129,000
        Trade accounts receivable, less
           allowance for doubtful accounts
           and returns of $422,000 and
           $400,000, respectively                   2,406,000                       2,303,000
        Inventory                                      20,000                          71,000
        Other current assets                          904,000                       1,155,000
                                                 ------------                    ------------
           Total current assets                    11,748,000                       8,658,000
                                                 ------------                    ------------

Property, furniture and equipment, net             1,543,000                        1,831,000
Capitalized software development costs, net              -                            300,000
Other assets                                             -                             52,000
                                                 ------------                    ------------

           Total Assets                           $13,291,000                     $10,841,000
                                                 ------------                    ------------
                                                 ------------                    ------------


                      LIABILITIES AND STOCKHOLDERS' EQUITY

Current liabilities:
        Accounts payable and accrued liabilities   $1,564,000                      $1,822,000
        Deferred revenue                              892,000                       1,093,000
        Current portion of long term debt             150,000                         108,000
                                                 ------------                    ------------
            Total current liabilities               2,606,000                       3,023,000
                                                 ------------                    ------------
        Long term debt, net of unamortized
           issuance costs of $403,000 and
           $0, respectively                        3,858,000                           26,000
                                                 ------------                    ------------
            Total liabilities                      6,464,000                        3,049,000
                                                 ------------                    ------------
Stockholders' Equity:
        Common stock                                  138,000                          98,000
        Paid in capital                            38,402,000                      35,722,000
        Accumulated deficit                       (31,931,000)                    (28,152,000)
        Foreign currency translation adjustment       218,000                         124,000
                                                 ------------                    ------------
            Total stockholders' equity              6,827,000                       7,792,000
                                                 ------------                    ------------
            Total Liabilities and
              Stockholders' Equity               $ 13,291,000                    $ 10,841,000
                                                 ------------                    ------------
                                                 ------------                    ------------

                            BLYTH HOLDINGS INC. AND SUBSIDIARIES

                       CONDENSED CONSOLIDATED STATEMENT OF OPERATIONS


                                               Three Months Ended                 Nine Months Ended
                                                  December 31                         December 31
                                             1996             1995                1996            1995
                                         -----------      ------------        ------------     ------------
Net revenues:
      Products                           $ 1,128,000      $  1,834,000         $ 3,578,000     $  4,576,000
      Services                             1,272,000         1,918,000           4,654,000        5,722,000
                                         -----------      ------------        ------------     ------------
      Total net revenues                   2,400,000         3,752,000           8,232,000       10,298,000
                                         -----------      ------------        ------------     ------------

Cost and expenses:
      Cost of sales                          995,000         1,700,000           3,936,000        5,418,000
      Research & development                 790,000           580,000           2,052,000        2,287,000
      Sales, general and administrative    2,053,000         2,164,000           5,913,000        7,345,000
                                         -----------      ------------        ------------     ------------
      Total costs and expenses             3,838,000         4,444,000          11,901,000       15,050,000
                                         -----------      ------------        ------------     ------------
Operating loss                            (1,438,000)         (692,000)         (3,669,000)      (4,752,000)
                                         -----------      ------------        ------------     ------------
Other income (expense):
      Interest income                        165,000            87,000             332,000          201,000
      Interest expense                      (120,000)          (11,000)           (408,000)        (116,000)
      Loss of foreign exchange
        transactions                          (4,000)           (1,000)             (5,000)          (3,000)
                                         -----------      ------------        ------------     ------------
                                              41,000            75,000             (81,000)          82,000
                                         -----------      ------------        ------------     ------------

Loss before income taxes                  (1,397,000)         (617,000)         (3,750,000)      (4,670,000)

Income tax expense                             1,000             3,000              29,000           31,000
                                         -----------      ------------        ------------     ------------
     Net loss                            $(1,398,000)      $  (620,000)        $(3,779,000)     $(4,701,000)
                                         -----------      ------------        ------------     ------------
                                         -----------      ------------        ------------     ------------

Net loss per common share:                $    (0.12)       $    (0.06)         $    (0.36)       $   (0.55)


Weighted average number of common
  shares outstanding                      11,336,484         9,652,858          10,458,950        8,490,893


                                       4

                      BLYTH HOLDINGS INC. AND SUBSIDIARIES
                 CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                                 (UNAUDITED)


                                                        Nine Months Ended
                                                           December 31
                                                        1996         1995
                                                    ------------  ------------
Cash flows from operating activities:
     Net loss                                       $(3,779,000)  $(4,701,000)
     Adjustments to reconcile net loss to net
       cash used for operating activities:
          Depreciation and amortization expense         650,000       964,000
          Capitalization software development cost
            amortization expense                        300,000       842,000
          Accrued interest converted into stock           --           47,000
          Change in assets and liabilities:
            Net (increase) decreases in assets:
               Trade accounts receivable               (103,000)    1,304,000
               Inventory                                 51,000        51,000
               Other current assets                     251,000      (276,000)
               Other assets                              52,000         3,000
            Net increases (decreases) in liabilities:
               Accounts payable and accrued liabilites (258,000)     (334,000)
               Deferred revenue                        (201,000)      153,000
                                                      ---------     ---------

          Net cash used for operating activities     (3,037,000)   (1,947,000)
                                                      ---------     ---------
Cash flows from investing activities:
     Purchases of property, furniture and equipment    (257,000)     (194,000)
                                                      ---------     ---------
          Net cash used for investing activities       (257,000)     (194,000)
                                                      ---------     ---------

Cash flows from financing activities:
     Exercise of stock options                          122,000       116,000
     New proceeds from issuance of long-term debt     6,835,000     2,585,000
     Repayment of debt                                 (371,000)       16,000
                                                      ---------     ---------
          Net cash provided by financing activities   6,586,000     2,717,000
                                                      ---------     ---------

Effect of exchange rate changes on cash                  (3,000)      (57,000)

Net increase in cash and equivalents                  3,289,000       519,000
Cash and equivalents at beginning of period           5,129,000     4,593,000
                                                      ---------     ---------
Cash and equivalents at end of period                $8,418,000    $5,112,000
                                                      ---------     ---------
                                                      ---------     ---------

NON CASH INVESTING AND FINANCING ACTIVITIES
Conversion of convertible subordinated debentures
  into common stock                                  $2,794,000    $4,829,000
                                                      ---------     ---------
                                                      ---------     ---------

                       BLYTH HOLDINGS INC. AND SUBSIDIARIES

               NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS


1. The unaudited financial information furnished herein reflects all adjustments, consisting only of normal recurring items, which in the opinion of management are necessary to fairly state the Company's financial position, the results of its operations and the changes in its financial position for the periods presented. These financial statements should be read in conjunction with the Company's audited financial statements for the year ended March 31, 1996. The results of operations for the period ended December 31, 1996 are not necessarily indicative of results to be expected for any other interim period or the year ending March 31, 1997.

2. Net loss per share for the three and nine months ended December 31, 1996 is based on the weighted average number of common shares outstanding during the period including, where applicable, common stock equivalent shares.

3. In June 1996 the Company closed an offering of $7,350,000 of 8% Convertible Debentures due June 3, 1999, (net proceeds of $6,836,000). The principal and interest are convertible into shares of the Company's common stock and the Company may force conversion at its option after June 3, 1999. The Company's other long term debt consists primarily of long term leases. In November 18, 1996 a special meeting of the Company's shareholders was held which ratified the 8% Convertible Debentures due June 3, 1999 in accordance with the rules of the National Association of Security Dealers (Nasdaq). See "Management's Discussion and Analysis of Financial Condition and Results of Operations--Other Income
     (Expense)" and "Liquidity and Capital Resources".

                    BLYTH HOLDINGS INC. AND SUBSIDIARIES

     ITEM 2. Management's Discussion and Analysis of Financial Condition and Results of Operations


     RESULTS OF OPERATIONS

     THREE AND NINE MONTHS ENDED DECEMBER 31, 1996 AND DECEMBER 31, 1995

          REVENUES.   Total net revenues declined 36% to $2,400,000 for the
     three months ended December 31, 1996 from $3,752,000 for the three months ended December 31, 1995. The decline in total net revenues for the three months ended December 31, 1996 as compared to the three months ended December 31, 1995 was due to a decline of both product and service revenues. In addition, total net revenues declined 20% to $8,232,000 for the nine months ended December 31, 1996 from $10,298,000 for the nine months ended December 31, 1995. The decline in total net revenues for the nine months ended December 31, 1996 as compared to the nine months ended December 31, 1995 was due to a decline of both service revenues and product revenues.

               Product revenues decreased 39% to $1,128,000 for the three months ended December 31, 1996 from $1,834,000 for the three months ended December 31, 1995. The lower product revenues for the three months ended December 31, 1996 as compared to the three months ended December 31, 1995 is attributable, in part, to the fact that the revenues for the three months ended December 31, 1995 included a $750,000 site license sale to a large Latin American customer. Product revenues decreased 22% to $3,578,000 for the nine months ended December 31, 1996 from $4,576,000 for the nine months ended December 31, 1995. The decrease in product revenues for the nine months ended December 31, 1996 as compared to the nine months ended December 31, 1995 was primarily due to the $750,000 site license sale to a large Latin American customer and decreased selling prices of the Company's software as a result of a price decrease in September of 1995 in response to competitive pressures.

          Service revenues for the three months ended December 31, 1996 decreased 34% to $1,272,000 from $1,918,000 from the three months ended December 31, 1995. Service revenues for the nine months ended December 31, 1996 decreased 19% to $4,654,000 from $5,722,000 from the nine months ended December 31, 1995. The decrease in service revenues for the three months and nine months ended December 31, 1996 as compared to the three months and nine months ended December 31, 1995 was a result of decreased consulting revenues from services provided in connection with implementation of the Company's products, partially as a result of declines in sales of the Company's products, together with a decrease in maintenance and support revenues.

          COST OF SALES   Cost of sales is comprised of the following:  1)
     product cost which includes the cost of both internal and
     subcontracted production, technical support and maintenance services during the warranty period (primarily personnel related), and amortization of capitalized software development costs, and 2) service cost, primarily personnel related, which consists of consulting, technical support, maintenance services outside the warranty period and training. Cost of sales as a percentage of total net revenues decreased to 42% from 45% for the three months ended December 31, 1996
     compared to the three months ended December 31, 1995.   This is
     primarily due to the absence of amortization of software development cost in the three months ended December 31, 1996 as compared to the three months ended December 31, 1995 offset, in part, by an increase in the costs of sales associated with a higher mix of service revenues as compared to product revenues. Cost of products and services as a percentage of total net revenues decreased to 48% from 53% for the nine months ended December 31, 1996 compared to the nine months ended December 31, 1995. This decrease was attributable to a lower cost of product sales, particularly with respect to product sales in the early part of the nine months ended December 31, 1996, and to only two quarters of amortization of capitalized software development costs, in the nine months ended December 31, 1996.
     Such costs were fully-amortized to cost of sales during the three months ended September 30, 1996 compared to three quarters of amortization in the nine months ended December 31, 1995.

          RESEARCH AND DEVELOPMENT  EXPENSE   Research and development
     costs increased to $790,000 for the three months ended December 31, 1996 from $580,000 for the three months ended December 31, 1995. The increase in research and development costs for the three months ended December 31, 1996 as compared to for the three months ended December 31, 1995 is primarily due to increased investment in the Company's new electronic commerce products. Research and development costs decreased to $2,052,000 for the nine months ended December 31, 1996 from $2,287,000 for the nine months ended December 31, 1995. The decrease in research and development costs for the nine months ended December 31, 1996 as compared to the nine months ended December 31, 1995 is primarily due to decreased staffing and associated support costs offset in part by increased investment in the Company's new electonic commerce products in the three months ended December 31, 1996. The Company continues to invest in the development of new products aimed at sales opportunities that the Company expects will expand its markets.

          SALES, GENERAL AND ADMINISTRATIVE EXPENSES Sales, general and administrative expenses decreased to $2,053,000 for the three months ended December 31, 1996 from $2,164,000 for the three months ended December 31, 1995, representing 86% and 58% of total net revenues during these periods, respectively. The increase in sales, general and administrative expenses as a percentage of total net revenues is due primarily to a decrease in total net revenues without a proportional decrease in such expenses. Sales, general and administrative expenses decreased to $5,913,000 for the nine months ended December 31, 1996 from $7,345,000 for the nine months ended December 31, 1995, representing 72% and 71% of total net revenues during these periods, respectively. The decrease in absolute dollars for the three and nine months ended December 31, 1996 compared to the same prior period primarily represents the effect of the Company's continuing cost control measures instituted during the fiscal year ended March 31, 1996. The Company currently plans to significantly increase its spending on marketing during the next two quarters, and if the Company's sales do not increase significantly as a result of these marketing efforts, the Company's business, results of operations and financial conditions could be materially adversely affected.

          OTHER INCOME (EXPENSE)   Other income (expense) is comprised
     primarily of interest income earned on cash and equivalents, interest expense related to the Company's 8% Convertible Debentures due June 3, 1999 (issued June 4, 1996 with net proceeds to the
     Company of $6,836,000), and loss on foreign currency transactions. Interest income increased to $165,000 for the three months ended December 31, 1996 from $87,000 for the three months ended December
     31, 1995 and increased to $332,000 for the nine months ended
     December 31, 1996 from $201,000 for the nine months ended December
     31, 1995, primarily due to higher average balances of cash and equivalents. Interest expense increased to $120,000 for the three months ended December 31, 1996 from $11,000 for the three months ended December 31, 1995 and increased to $408,000 for the nine months ended December 31, 1996 from $116,000 for the nine months ended December 31, 1995 due primarily to the accrual of interest on the outstanding 8% Convertible Debentures due June 3, 1999 and premiums paid in order to redeem certain of the 8% Convertible Debentures when they were submitted for conversion. As of December
     31, 1996 of the $7,350,000 of 8% Convertible Debentures due June 3, 1999, $2,794,333 had converted into 3,922,819 shares of common stock and $407,333 had been redeemed for $497,264 of cash. As of January 29, 1997 $4,178,333 had been converted into 6,994,061 shares of common stock and $672,333 of the aggregate principal amount of the 87% Convertible Debentures had been redeemed for $901,095 of cash.

          The Company recognized a net loss of $1,398,000 for the three months ended December 31, 1996 versus a net loss of $620,000 for the three months ended December 31, 1995. The increase in net loss for the three months ended December 31, 1996 as compared to the three months ended December 31, 1995 is primarily due to the decrease in product and service revenues. A net loss of $3,779,000 was recorded for the nine months ended December 31 1996 versus a net loss of $4,701,000 for the nine months ended December 31, 1995. The decrease in net loss for the nine months ended December 31, 1996 as compared to the nine months ended December 31, 1995 is primarily due to decreases in costs and expenses offset by the decrease in product and service revenues.

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


      LIQUIDITY AND CAPITAL RESOURCES

          At December 31, 1996, the Company's principal sources of liquidity consisted of cash and equivalents of $8.4 million.

          The Company's working capital position increased to $9.1 million
     at December 31, 1996 from $5.6 million at March 31, 1996.    This
     increase in working capital during the first quarter of fiscal 1997 was primarily due to the fact that on June 3, 1996 the Company completed a private offering under Regulation S of the Securities Act of 1933, as amended, of 8% Convertible Debentures due June 3, 1999 which resulted in net proceeds to the Company of $6,836,000.

          The Company believes that its cash and equivalents, together with expected net revenues, will be adequate to meet the Company's anticipated cash needs for operations through fiscal 1998. However, the Company believes the level of financial resources is a significant competitive factor in its industry and may choose, prior to the end of fiscal 1998, to raise additional capital through debt or equity financings to strengthen its financial position, to accelerate growth or to provide the Company with additional flexibility to take advantage of business opportunities that might arise. There can be no guarantee that additional capital will be available to the Company or, if available, on terms favorable to the Company. If the Company is unable to raise additional capital through operations or financings, the Company's business and operation results may be materially and adversely impacted as management would be required to significantly curtail operations, which could have a significant adverse effect on the Company's business.

                               BLYTH HOLDINGS INC.

PART II.  OTHER INFORMATION

ITEM 1.  LEGAL PROCEEDINGS

         None.

ITEM 2.  CHANGES IN SECURITIES

         None.

ITEM 3.  DEFAULTS UPON SENIOR SECURITIES

         None.

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

           On November 18, 1996, a special meeting of the stockholders of the Company was held to ratify the issuance of 8% Convertible Debentures in the principal amount of $7.35 million, effective June 4, 1996 (the "Original Debentures") and the subsequent amendment of the Original Debentures, effective September 6, 1996 amending Original Debentures in the aggregate amount of $4.2 million (the "Amended Debentures"). Under the terms of the amendment, the Amended Debentures and any accrued interest thereon are convertible into common stock at a conversion price equal to the lower of (i) 95% of the highest ten day average closing bid price of the Company's common stock as reported on The Nasdaq National Market between October 15, 1996 and November 15, 1996, not to exceed $3.00 per share or be less than $2.25 per share or (ii) 85% of the average closing bid price of the Company's Common Stock for the five trading days immediately preceeding the date of conversion. Fifty percent of the aggregate principal amount of each Amended Debenture will be convertible on December 1, 1996 and the balance of the principal amount of the Amended Debentures will become convertible on March 1, 1997. Out of 10,931,350 shares of common stock entitled to vote. 5,772,640 shares were present or represented. The proposal received 4,996,909 votes "FOR" the proposal, 740,416 votes "AGAINST" with 35,315 abstentions. There were no broker non-votes.

ITEM 5.  OTHER INFORMATION

         None.

Item 6.   Exhibits and Reports on Form 8-K

     (a)  Exhibits

          27.1  Financial Data Schedule

     (b)  Reports on Form 8-K

          (i) The Company filed a current report on Form 8-K on February 12, 1997 with respect to certain changes in management.

                                   SIGNATURES


     Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


     Date:  February 14, 1997                  BLYTH HOLDINGS INC.
                                                  (Registrant)


                                              /s/ Timothy P. Negris
                                             -----------------------
                                                  Timothy P. Negris
                                                President and Chief
                                                Executive Officer



                                              /s/ William M. Glynn
                                             -----------------------
                                                  William M. Glynn
                                             Vice President, Finance