Form 10-K405
period 1997-03-31
BLYTH HOLDINGS INC
filed 1997-06-30
CIK 820738

                          SECURITIES AND EXCHANGE COMMISSION
                               Washington, D.C.  20549

                                      FORM 10-K

(Mark One)

[X] Annual report pursuant to Section 13 or 15(d) of the Securities and Exchange Act of 1934 For the fiscal year ended MARCH 31, 1997 or

[ ] Transition report pursuant to Section 13 or 15(d) of the Securities and Exchange Act of 1934 [No Fee Required] For the transition period From _________ to ________

                             Commission File No. 0-16449

                                 BLYTH HOLDINGS INC.
                (Exact name of registrant as specified in its charter)

        Delaware               851 Traeger Avenue               94-3046892
(STATE OF INCORPORATION)   San Bruno, California 94066     (I.R.S. EMPLOYER
                         (ADDRESS OF PRINCIPAL EXECUTIVE   IDENTIFICATION NO.)
                           OFFICES INCLUDING ZIP CODE)

                                    (415) 829-6000
                  REGISTRANT'S TELEPHONE NUMBER, INCLUDING AREA CODE

          ------------------------------------------------------------------

          Securities registered pursuant to Section 12(b) of the Act:  None

             Securities registered pursuant to Section 12(g) of the Act:

                             Common Stock, $.01 par value

          ------------------------------------------------------------------

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

The aggregate market value of the registrant's voting stock held by non-affiliates of the registrant as of June 17, 1997 was approximately $20,437,097 based upon the closing price for such stock on such date on the NASDAQ National Market. For purposes of this disclosure, shares of Common Stock held by persons who hold more than 5% of the outstanding shares of Common Stock and shares held by officers and directors of the Registrant have been excluded because such persons may be deemed affiliates. This determination is not necessarily conclusive.

As of June 17, 1997, the registrant had 21,096,358 shares of its Common Stock outstanding.

          ------------------------------------------------------------------

                         DOCUMENTS INCORPORATED BY REFERENCE
 Parts of the Proxy statement for the 1997 Annual Meeting of Stockholders are incorporated by reference into Items 10, 11, 12 and 13 hereof.

THIS ANNUAL REPORT ON FORM 10-K INCLUDES A NUMBER OF FORWARD-LOOKING STATEMENTS THAT REFLECT THE COMPANY'S CURRENT VIEWS WITH RESPECT TO FUTURE EVENTS AND FINANCIAL PERFORMANCE. THESE FORWARD-LOOKING STATEMENTS ARE SUBJECT TO CERTAIN RISKS AND UNCERTAINTIES, INCLUDING THOSE DISCUSSED IN "MANAGEMENT'S DISCUSSIONS AND ANALYSIS OF FINANCIAL PERFORMANCE AND RESULTS OF OPERATIONS," BELOW THAT COULD CAUSE ACTUAL RESULTS TO DIFFER MATERIALLY FROM HISTORICAL RESULTS OR ANTICIPATED RESULTS.

                                        PART 1
ITEM 1.  BUSINESS

THE COMPANY

    Blyth Holdings Inc. ("Company"), through its operating subsidiaries, OMNIS Software Inc., a California corporation, OMNIS Software Limited, a limited liability company organized under the laws of England, and OMNIS Software, GMBH, a German corporation, is a leading developer of software tools and consulting services designed to allow customers to develop software solutions which can be continuously enhanced to respond to changing business and technical needs. The Company's products support the full life cycle of applications and are designed for rapid development and deployment of sophisticated Web and client/server applications, providing true reuse of software objects and the ability to integrate objects from disparate programming languages. The Company's family of products is used by corporations, system integrators, small businesses and independent consultants to deliver custom information management applications for a wide range of uses including financial management, decision support, executive information, sales and marketing and multi-media authoring systems. In addition to these products, the Company provides consulting, technical support and training to help plan, analyze, implement and maintain applications software based on the Company's technology.

    The Company was incorporated under the laws of the State of Delaware on August 5, 1987 pursuant to a reorganization of predecessor companies originally incorporated under the laws of England in 1983. As used herein, the "Company" refer to Blyth Holdings Inc. and its consolidated subsidiaries. In the first quarter of fiscal year 1998, Blyth Software, Inc. changed its name to OMNIS Software Inc., Blyth Software Limited changed its name to OMNIS Software Limited and Blyth Software GmbH change its name to OMNIS Software GmbH.

INDUSTRY BACKGROUND

EVOLUTION OF CLIENT/SERVER COMPUTING

    The evolution of computing has been characterized by several distinct stages. In the 1970s, mainframe and minicomputer systems with character-oriented user terminals emerged as the principal structure for enterprise computing. This was followed in the 1980s by the introduction of personal computers and workstations which primarily addressed personal productivity applications such as word processing and spreadhseets. In the late 1890's, local and enterprise-wide networks connecting these desktop systems becmae increasingly prevalent, initially for accessing file storage archives (file servers) and electronic mail communications.

    Building on this infrastructure, client/server computing emerged as an important new architecture for corporate computing in the early 1990s. In the client/server computing model, application software is divided into two components: a "client" handling functions such as the user interface, local data storage, manipulation and presentation, and a "server" handling tasks such as data management and access, storage and retrieval for multiple clients. Typically, the client software runs in a single-user desktop system, while the server operates utilizing a shared mainframe, minicomputer or workstation, and messages linking client and server are exchanged through connecting networks. In the last several years the Internet has become a new alternative for the dissemination and collection of information, with clients accessing data using applications know as "browsers".

     As a result of the adoption of the client/server model by large businesses, the market for application development tools has grown rapidly as businesses seek to develop applications which will operate in traditional client/server environments and across the Internet. At the same time, businesses are seeking to reduce application development times and efficiently utilize their software development resources. As a result, businesses are increasingly seeking software development tools which allow them to take advantage of the software reuse potential of object-oriented programming.

LIMITATIONS OF EXISTING OBJECT-ORIENTED PROGRAMMING ENVIRONMENTS

    Software object components should be easy to use, modify, and re-use so that developers do not need to commit to lengthy and complex development of applications that become impossible to change. Businesses should be able to support their most recent product offerings and corporate positioning by deploying applications rapidly and modifying them in ways that reflect the businesses' strategic differentiation. Until recently, the promise of object-oriented programming could not be fully realized because the competing object-oriented programming languages were not compatible, causing significant barriers to true object re-use. Businesses have been hesitant to fully embrace object-oriented programming and have elected to continue to custom develop applications using traditional non-object-oriented environments, starting from scratch with each new application. As a result, application development has frequently remained slow and expensive with resulting applications which, once built, are frequently difficult to deploy and modify.

LIMITATIONS OF CURRENT BROWSER TECHNOLOGY

    Increasingly, businesses have been using the Internet to reach more customers, to reach them more directly and to create an extended virtual corporaton among their vendors, partners, and contractors. As businesses turn to the Internet, they are realizing that only a few applications can operate through traditional browsers. While browsers will continue to become more sophisticated, they are likely to remain primarily viewing tools: their limited engines and memory constraints generally restrict the kinds of Web-based mission-strategic applications that can be operated over the Internet.

    Instead of browsers, businesses need powerful new crossware
(software that supports cross data base, cross platform, cross object, cross component) applications, software applications which have the ability to operate across the Internet with a wide variety of:

    --   platforms (E.G., Windows, Windows NT, Unix, Macintosh and OS2);
    --   databases (E.G., DB2, Oracle, Informix and Sybase);
    -- object types built using the C++ and Basic programming languages (I.E., standard and custom object formats such as GUI objects and OCX objects); and
    -- component formats (E.G., ActiveX from Micorsoft Corporation ("Microsoft") and Java Beans from JavaSoft and others.

BUSINESS STRATEGY

    During Fiscal 1997 the Company refocused its business to better address the rapidly evolving needs of its customers, value added resllers ("VARs") and other implementation and marketing partners.

    The Company's product development strategy is to develop sophisticated crossware application development tools to enable businesses to build mission-strategic software applications which have the following benefits:

    -- Integrate with existing systems and execute across a variety of platforms, databases and components.
    --   Extend the client/server model across the Internet.
    -- Deliver superior object-oriented functionality at a lower cost than applications developing using other software development tools.
    -- Enable developers to transform the way they work by rapidly delivering solutions and services to their end customers.
    -- Develop resusable program components and reduce the cost of solution delivery.

    The Company is also seeking to expand its customer base by dividing its products into two families: OMNIS Classic, which is designed to appeal to value-focused customers, and OMNIS Studio, which is designed to appeal to performance-focused customers. OMNIS Classic is the Company's high-value, low-cost product line, covering the full range of application development and deployment needs from prototyping through build and release. The keystone of the OMNIS Classic product family is OMNIS 7, a low-cost, high-value tool for rapid development of business enterprise applications that has already attracted a large customer base. With its cross-platform, cross-database capabilities, the Company expect this product to continue to generate demand among power procedural programmers and developers of client/server software. OMNIS Studio is the Company's premium product line and the first commercially available application development tool which integrates ActiveX and Java Beans components. OMNIS Studio is an object-oriented rapid application development tool, offering easy visual assembly of components and objects.

    The Company's growth strategy is focused on capitalizing on its past successes and its installed customer base while at the same time attracting a large number of new customers. The Company believes that it has a very loyal core group of software developers among its customer base, many of whom have used the Company's products for over five years and, who are interested in expanding the number of applications which are developed using the Company's products. In order to capitalize on the committment of existing customers to the Company's products, the Company is seeking to communicate better with its existing customers and respond more quickly to their needs. In addition, the Company is seeking to expand its marketing capabilities to address new market and attract new customers. The Company is also seeking to more productively utilize its services group by aligning its implementation service offerings to work more closely with its product offerings, focusing on technology transfer, application engineering and education services, while effectively enabling partners to offer high-value industry solutions and services based on the Company's technology and products.

PRODUCTS

    Over the course of the last year, the Company's product management and development teams have shifted their focus from a single product set based primarily upon OMNIS 7.3 to two product families, OMNIS Classic (formerly the OMNIS 7.3 product set) and OMNIS Studio, in an effort to better meet the diverse needs of our customer segments. The Company product offerings now address a broad range of enterprise scenarios in order to allow customers to choose the OMNIS product that best suits their specific business objectives, skill set, and budget. Current and future OMNIS Classic customers can efficiently convert and migrate their applications to OMNIS Studio on their own or with support from the Company's technical and professional services staff.

OMNIS CLASSIC

    OMNIS Classic is the Company's high-value, low-cost product line, covering the full range of application development and deployment needs from prototyping through build and release. The keystone of the OMNIS Classic product family is OMNIS 7.3, a high performance tool for rapid development of business enterprise applications that has already established a large customer base. With its cross-platform, cross-database capabilities, the Company expect this product to continue to generate demand among power procedural programmers and developers of client/server software.

    Written in C++, the OMNIS 7.3 product was widely embraced by the Company's customers, partners and VARs, and now has a large installed base. By continuing to develop, support and upgrade OMNIS 7.3, management recognizes that there continues to be worldwide demand for a low-cost, high performance procedural application development tool for business enterprise applications in client/server and Internet environments.

    At the end of fiscal 1997 the OMNIS Classic product family included several products, the OMNIS 7.3 development environment, OMNIS Change Management System, OMNIS Version Control System, which together address a wide range of team and application management tasks, including version tracking and control, change management, and turnkey build-and-release functionality. In January 1997, the Company added Web Enabler and OMNIS Web Rad to the OMNIS Classic product line. These products enable users of OMNIS Classic to adapt their applications for the Internet. Web Enabler supports leading industry standards, including SMTP/POP3, FTP, HTTP, TCP/IP, and HTML, along with GIF and JPEG file formats. The license fees for OMNIS Classic vary with the configuration of the product licensed and have United States list prices ranging from $499 to $2,699. List prices for licenses of international versions of OMNIS Classic vary by country, but are generally higher than the United States list prices.

    OMNIS Classic applications can be deployed with data access services via the optimized OMNIS 7 database or configured with data access services to leading databases (i.e., Oracle and Informix). When customers deploy an application developed using the OMNIS 7 database, the must purchase an OMNIS 7 database deployment license for each end-user. The global list price for the database deployment licenses of OMNIS 7.3 generally range from $20 to $120 per user in US dollar equivalents, depending upon quantities purchased and/or distribution channel.

OMNIS STUDIO

    OMNIS Studio is the Company's premium product line and the first commercially available application development tool which integrates ActiveX and Java Beans components. OMNIS Studio is a object-oriented rapid application development tool, offering easy visual assembly of components and objects. Key features of OMNIS Studio include cross-platform support for Win95, Win NT, Win 3.1, MacOS, and OS2, local and portable data caching; a powerful code inspector; a versatile report writer; multiple-mode debugger; and support for localization and multi-lingual implementation; and hybrid compiled/interpreted code execution.

    OMNIS Studio includes with two powerful subsystems: the Component Integrator and the Web Integrator. These two subsystems deliver a significant portion of OMNIS Studio's crossware capabilities. The Component Integrator provides a development environment where developers can combine, integrate, optimize and extend third-party components such as ActiveX and Java Beans. Because OMNIS Studio understands different object models, developers can work in a single integration environment using a single interface, regardless of component or object type.

    The OMNIS Studio Component Integrator allows developers to easily re-use objects and components, combining and customizing them to quickly create new business applications. The Web Integrator allows businesses to web-enable their applications in numerous ways, creating object applications, browser-less web applications, or agent-oriented application servers. The Web Integrator provides support for the leading Internet standards including SMTP/POP3, FTP, HTTP, TCP/IP, and HTML translators; as well as Internet formats such as GIF and JPEG.

    The OMNIS Studio product family, includes two additional products: OMNIS Studio Data Access Manager and OMNIS Studio Production Manager.

    With OMNIS Studio Data Access Manager (DAM), OMNIS Studio developers can develop applications which enable developers to use a single interface to view, access and manipulate all industry-leading databases. High performance drivers provide fast and easy access to Oracle, Sybase, Informix, and MS SQL server databases. All other leading databases are accessible via ODBC. OMNIS Studio Production Manager provides application development teams and application development managers with better control over developing their crossware applications. OMNIS Production Manager offers a complete tool set for version tracking and control, component storage and security, and build-and-release, so that team managers can easily roll-back changes, split development, or create custom builds.

    OMNIS Studio delivers high value at a moderate cost for large and complex application development teams. The Company believes its OMNIS Studio products are easy to use and easy to learn and enable developers to assemble their applications with drag-and-drop ease via an elegant and intuitive user interface. The Company believes that the practical and visual interface of OMNIS Studio, along with its component and web integration, will allow developers from many different backgrounds and skill levels to build more types of applications more quickly and less expensively by following common rules for assembly.

    The license fees for the OMNIS Studio product family vary with the configuration of the products licensed and have United States list prices ranging from $1,599 to $4,000. List prices for licenses of international versions of OMNIS Studio vary by country but are generally higher than the United States list prices.

    OMNIS Studio applications can be deployed with data access services via the OMNIS Cache, an OMNIS Studio subsystem, or configured with data access services to leading databases (ie Oracle and Informix). When a customer deploys an application developed using the OMNIS Cache they must purchase an OMNIS Cache for each end-user. The global list prices for OMNIS Cache generally range from $100 to $250 per user in US dollar equivalents depending upon quantities purchased and/or distribution channel.

SALES, MARKETING AND DISTRIBUTION

    SALES

    The Company sells its products in North America primarily through telesales representatives who follow-up on leads generated by the Company's marketing department and respond to incoming calls from current and new customers. In addition, for larger enterprise sales, the Company employs a coordinated sales and engineering team to meet with potential customers. All North American telesales personnel are located at the corporate offices in San Bruno, California. The Company also sells its products in the United Kingdom primarily through a direct sales force operating from sales offices in London and in Germany. The Company has begun to develop telesales teams in London and Hamburg.

    The Company is committed to expanding sales growth by making additional sales to its current customer base and increasing the number of new customers. To enable this sales growth, the Company hired a new Vice President of Worldwide Sales and developed relationships with key VARs, service providers and distributors, thereby allowing the Company to leverage its sales force.

    An important part of the Company's growth strategy is to widen market penetration and sales through VARs, service providers and other partnerships. Because applications developed by these partners require users of the applications to purchase deployment licenses from the Company, the Company believes that it can develop significant additional revenue by encouraging these partners to expand their development efforts using the Company's software development tools. During the latter part of fiscal year 1997, the Company began working with these partners to better distribute consulting opportunities between the Company's in-house service personnel and these partners. By removing conflict and competition between the Company's in-house service personnel and these partners, the Company believes it can improve its working relationship with these partners and encourage them to develop additional applications utilizing the Company's products.

    INTERNATIONAL DISTRIBUTION

    The Company has non-exclusive distributor relationships in France, Denmark, Finland, Greece, Austria, Iceland, Switzerland, Italy, Australia, Singapore, Malaysia, Indonesia, the Phillipines. Hong Kong, China, Mexico,Guatemala, Costa Rica,Honduras, El Salvador, Nicaragua, Panama, Colombia, Venezuela, Peru, Ecuador, Chile, Brazil, Argentina, Uruguay, Paraguay, and Bolivia, as well as exclusive distribution relationships in Japan and Korea. All of The Company's distributors provide primary customer service and support for their markets. The Company is in the process of extending this distributor network to address additional international markets. The distributors in Latin America and in the Pacific Rim are managed from the San Bruno, California office while Europe, Middle East and Africa are managed from the London, England office.

    The Company believes that in order to increase sales opportunities and profitability it will be required to expand its international operations. The Company has committed and continues to commit significant management time and financial resources to developing direct and indirect international sales and support channels. There can be no assurance, however, that the Company will be able to maintain or increase international market command for its products. To the extent that the Company is unable to do so in a timely manner, the Company's international sales will be limited, and the Company's business operating results and financial condition would be materially and adversely affected.

    International operations are subject to inherent risks, including the impact of possible recessionary environments in economies outside the United States, costs of localizing products for foreign markets, longer receivables collection periods and greater difficulty in accounts receivable collection, unexpected changes in regulatory requirements, difficulties and costs of staffing and managing foreign operations, reduced protection for intellectual property rights in some countries, potentially adverse tax consequences and political and economic instability. There can be no assurance that the Company or its distributors or resellers will be able to sustain or increase international revenues from licenses or from maintenance and service, or that the foregoing factors will not have a material adverse effect on the Company's future international revenues, and consequently, on the Company's business, operating results and financial condition.

    MARKETING

    In support of its selling efforts, the Company conducts numerous marketing programs including public relations efforts, trade shows, seminars, direct mail campaigns, and direct customer communications. The Company conducts user conferences in both the United States, the United Kingdom, and Germany and periodically conducts meetings with customer groups to obtain direct feedback of customers' needs. The Company also provides a variety of collateral marketing materials and demonstration applications to stimulate customer interest.

    The Company has focused during fiscal year 1997 on rebuilding and
refocusing its marketing efforts.   As part of this effort the Company hired
a new Vice President of Marketing, rebuilt its marketing team, initiated the redesign of its brand identity, product packaging, collateral marketing materials and Website, and reinvigorated its public relations program. In redesigning its brand identity, the Company implemented a package design that is more functional and significantly reduces packaging costs. The Company has redesigned and rebuilt its Website to facilitate rapid processing of sales and customer service inquiries.

The Company's sales and marketing staff consisted of 30 employees at June 17,
1997

PROFESSIONAL SERVICES

    Also as part of its global sales efforts, the Company markets professional services. These professional services provide customers with a wide range of consulting services and product training. Professional service revenues from software programming projects (implementation and migration) and providing programming personnel to major customers have historically generated a significant portion of the Company's total net revenues. In addition, the Company believes the Company's recent efforts at eliminating conflict and competition between the Company's professional services and the Company's business partners will result in improved utilization of the Company's service professionals for higher margin consulting projects as well as increased demand for service professionals to assist the Company's business partners in their development efforts. The Company is also seeking to more productively utilize its services group by aligning ts implementation service offerings to work more closely with its product offerings, focusing on technology transfer, application engineering and education services, while effectively enabling partners to offer high-value industry solutions and services based on the Company's technology and products.

CUSTOMER SERVICES AND SUPPORT

    Because the Company's products are used by customers to build applications which may become a critical component of their business operations, continuing customer support services are an important element of the Company's business strategy. The Company offers customer service programs to meet customer support requirements. Registered users of the Company's products can purchase an annual comprehensive subscription service to obtain maintenance releases and associated technical support and documentation. Other services under this program include telephone technical support during regular business hours, applications notes, and access to an electronic bulletin board where users can exchange development tips and commentary. The customer resource library provides in-depth analyses of specific product features, example code, programming short cuts and optimization techniques.

    The Company's technical support team, composed of experienced OMNIS developers, focuses on problem solving and resolution in networking, connectivity, security and other technical issues. Technical support representatives are regularly trained in basic and advanced uses of OMNIS products.

    In fiscal year 1997, the Company reorganized its worldwide technical support team infrastructrue to better provide technical support services. As part of this process, the Company centralized the management of the Company's technical support team under a single person and consolidated its United States, England and German support center databases into single database structure, thereby enabling its worldwide technical support staff to work from the same database and have simultaneous access to the same information. The global support strategy includes worldwide support center in San Bruno, which primarily supports the Company's United States and Canadian customers and the Company's foreign distributors (who are responsible for supporting those customers to whom they have sold the Company's products), as well as support centers in England and Germany to support the Company's direct customers in Europe. In addition, the Company has improved its Website to better provide technical support to its customers. The Company believes its customers are now better able to find answers to many of their questions quickly and easily on the Company's Website.

CUSTOMERS

    The Company has customers in a wide range of industries, including financial services, pharmaceuticals, manufacturing, telecommunications, aerospace, defense, and universities, in numerous cities around the world, including Buenos Aires, Dusseldorf, London, Malaysia, Mexico City, Milan, Stockholm, Sydney, and Tokyo. In fiscal year 1997 one customer in the United States accounted for approximately 10% of total net revenues. In fiscal year 1996 one customer in the United States accounted for approximately 16% of total net revenues. No single customer accounted for more than 10% of revenues during fiscal year 1995.

    As is the case with other participants in the software industry, the Company generally ships as orders are received or within 30 days thereafter. As a result, the Company has historically operated with little backlog. Because of this short cycle between receipt of an order and shipment, the Company does not believe that its backlog as of any particular date is meaningful.

    The Company products are designed to enable the development of applications which operate in traditional client/server environments as well as across the Internet which represents an emerging marketplace. Some of the Company's customers have purchased copies of the Company's products for evaluation purposes. There can be no assurance that these customers will broadly implement new projects or that they will purchase additional products from the Company. The Company's future financial performance will depend on the growth of the Company's sector of the computing market and on its ability to compete effectively in this market. There can be no assurance that this market will continue to grow or that the Company will be able to respond effectively to customer requirements and competitive offerings in this market.

    As the market evolves, the Company anticipates that competition is likely to increase from both existing and future market participants, most of whom are larger companies and have greater financial, technical, marketing, sales and distribution resources and a larger installed base of customers than the Company. Moreover, if such competition were to enter the Company's market, it might be required to increase defensive measures to maintain its position in these target markets. This increased effort could adversely affect operating results due to increased marketing programs, price declines, longer sales cycles and increased product development expenses, among other things. There can be no assurance that the Company could compete effectively with such new products.

PRODUCT DEVELOPMENT

    Since its inception in the United Kingdom, the Company has benefited from having a global perspective in terms of partners, customers, technological outlook and products. Since 1985 the Company's corporate research facilities have been based at Mitford House, an 18th century schoolhouse in England. In 1992, the Company recognized the role the United States was playing in the development of worldwide Internet products and established a North American research facility, now located in San Bruno, California, to carry out research and development for the Internet, security products and server-oriented application server products. Core products and development tools are still developed at Mitford House in the UK.

    Over the last year, the Company has discovered that developing new products is best accomplished with a cross-disciplinary approach, combining the talents and perspectives of a multi-faceted virtual development team that includes developers, customers, VARs, sales and marketing, technical support, quality assurance, and professional services. In the course of planning products, the Company's product development team filters industry trends, ideas from customers and potential customers, partners and potential partners, feedback from the Company's own sales, marketing, technical support and professional services staff, and general business information and then analyzes the potential risks and benefits of pursuing a given strategy. Over the last fiscal year this product development approach has prompted the Company to focus its research and developments efforts on high-growth and emerging markets.

    Up until 1997, the Company's product marketing was managed exclusively in the U.S. In 1997, the Company decided to move key members of the Company's product management team to the United Kingdom where they could monitor product development more closely and provide guidance on critical product marketing issues, such as scheduling, packaging, and marketing materials.

    The Company's research and development staff consisted of 33 employees at June 17, 1997. Gross expenditures for research and development were approximately $ 2.87 million, $2.85 million and $4.52 million in fiscal year 1997, fiscal year 1996 and fiscal year 1995, respectively. The Company capitalized $2.36 million of its research and development expenditures for fiscal year 1995. Costs for the development of new software products and substantial enhancements to existing software products are expensed as incurred until technological feasibility has been established, at which time any additional costs would be capitalized in accordance with Statement of Financial Accounting Standards No. 86, COMPUTER SOFTWARE TO BE SOLD, LEASED OR OTHERWISE MARKETED ("SFAS 86"). The Company did not capitalize any research and development costs in fiscal year 1997 or fiscal year 1996 because the Company believes its current process for developing software is essentially completed concurrently with the establishment of technological feasibility (as defined by SFAS 86).

    The software industry is characterized by rapid technological advances, frequent new product introductions, rapid enhancements of existing products through new releases, and changing customer requirements. The future success of the Company will largely depend on its ability to enhance its current products and to successfully develop new products which keep pace with technology trends, competitive offerings, and evolving customer requirements. In particular, the Company believes it must continue to enhance the basic functionality of its products and extend the product line to keep pace with the advances in hardware, operating systems, programming lanugages, databases and Interenet-related technology. Any failure of the Company to anticipate new technology developments and customer needs or any significant delays in product development and introduction could result in a loss of competitiveness and revenues. Because of the complexity of software products, new product introductions may contain undetected software errors that, despite quality assurance testing by the Company, are discovered only after a product has been installed and used by customers.

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

    The Company markets its products to customers for the development, deployment and management of client/server applications. The Company's license agreements with its customers typically contain provisions designed to limit the Company's exposure to potential product liability claims. It is possible, however, that the limitation of liability provisions contained in the Company's license agreements may not be effective as a result of existing or future federal, state or local laws or ordinances or unfavorable judicial decisions. Although the Company has not experienced any product liability claims to date, the sale and support of its credits by the Company may entail the risk of such claims, which are likely to be substantial in light of the use of its credits in business-critical applications. A successful product liability claim brought against the Company could have a material adverse effect upon the Company's business, operating results and financial condition.

COMPETITION

    The applications development tools software market is rapidly changing and intensely competitive. The Company currently encounters competition from several direct competitors, including Powersoft Corporation, Forte Software, Inc., Centura Corporation (formerly Gupta Corporation), ParcPlace Corporation and Uniface Corporation. In addition, Blyth competes indirectly with several other companies. These include (a) the relational database vendors, such as Oracle and Informix, who provide applications development tools primarily for customers who use their database technology; (b) 4GL applications tools vendors such as Progress Software Corporation and Cognos Incorporated; (c) CASE tools vendors such as Knowledgeware, Inc.and Intersolv; and (d) shrink-wrap database software suppliers such as Lotus and ACIUS. The Company believes that none of these competitors currently support both ActiveX and Java Beans components. While the Company fully expect most large competitors to ultimately offer crossware development tools which support both ActiveX and Java Beans, the Company believes that it currently has a time to market advantage over future competitors.

    The Company believes that its ability to compete depends on factors both within and outside its control, including the timing and success of new products developed by the Company and its competitors, product performance and price, distribution and customer support. There can be no assurance that the Company will be able to compete successfully with respect to these factors. In particular, competitive pressures from existing and new competitors who offer lower prices or introduce new products, including "native" products that fully utilize the capabilities of a particular operating platform, could result in delays in purchase decisions by or loss of sales to potential customers or cause the Company to institute price reductions, any of which would adversely affect the Company's results of operations. In particular, software licenses which permit developers to develop configurable applications and deliver those applications to end-users, have been, and may continue to be subject to significant pricing pressures which could have an adverse effect on the Company's business and results of operations. There can be no assurance that the Company will be able to maintain its price structure or that entry of future competitors in the Company's current market will not result in pricing pressures in the future.

    Additional competitive factors influencing the market for the Company's products include product functionality and features, platforms, performance, vendor and product reputation, product and service quality. These items may also result in market confusion, delays in purchases, intensified competition, price restructuring or price reductions. The Company believes that the broad functionality of its products, including its cross platform capability and its important features for group development, application deployment and maintenance has enabled the Company to compete effectively to date, particularly for professional development environments in major corporations. The Company's primary focus on client application development tools may be a disadvantage in competing with vendors who can provide a greater range of products to customers who wish to deal with a limited number of suppliers (I.E., Oracle, Sybase and Infomix).

    As the client/server market evolves, the Company anticipates that competition is likely to increase from both existing and future market participants, most of whom are larger companies and have greater financial, technical, marketing, sales and distribution resources and a larger installed base of customers than the Company. Moreover, if such competition were to enter the crossware market, the principal strength of the Company, the Company might be required to increase defensive measures to maintain its position in these target markets. This increased effort could adversely affect operating results due to increased marketing programs, price declines, longer sales cycles and increased product development expenses, among other things. There can be no assurance that the Company could compete effectively with such new products.


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

PRODUCTION

    The Company uses subcontractors in the United States to perform its manufacturing operations, which include duplication and preparation of software media, documentation and packaging. The principal materials used in the manufacture of the Company's products are CD ROMs, boxes, binders and multi-color printed materials which the Company obtains from its manufacturers.

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

EMPLOYEES

    At June 17, 1997 the Company had 122 employees, including 33 in product development, 30 in sales and marketing, 39 in customer support and consulting and 20 in finance and administration. Of these 122 employees, 54 employees are based in the Europe, and 68 are located in the United States. The Company's employees are not represented by any collective bargaining organization, and the Company has never experienced a work stoppage. Further, the Company believes its relationships with its employees is good.

    The Company has recently changed and added new senior management as well as other personnel. Although certain members of its senior management have worked together at other companies this group has had limited experience in working together. The Company continues to enhance its internal infrastructure and management information systems. The Company's success also depends to a significant extent upon a number of key management and technical personnel, the loss of one or more of whom could adversely affect its business. In addition, the Company believes that its future success will depend to a significant extent on its ability to recruit, hire and retain highly skilled management and employees for product development, sales, marketing, and customer service. Competition for such personnel in the software industry is intense, and there can be no assurance that the Company will be successful in attracting and retaining such personnel.

EXECUTIVE OFFICERS OF THE REGISTRANT

    The following sets forth certain information regarding the executive officers of the Company as of June 30, 1997:

Name                         Age       Position
----                         ---       --------
Timothy P. Negris            42        President, Chief Executive Officer and
                                       Director
David R. Seaman              44        Vice President and Chief Technical
                                       Officer and Founder
Pat R. McEntee               44        Vice President, Marketing
Peter C. Mork                53        Vice President, Worldwide Sales and
                                       Service
William M. Glynn             48        Vice President, Finance
David C. Colby                         Director and Acting Chief Financial
                             43        Officer


    Mr. Negris has served as President and Chief Executive Officer of the Company since February 1997, and previously as Executive Vice President of Marketing and Development since he joined the Company in November of 1996. At IBM Software Solutions Division, Mr. Negris served as Vice President of Sales and Marketing from April 1995 to October 1996, Vice President of Applications Development Tools Marketing and Vice President of Industry Solutions Marketing from June 1994 to April 1995. Prior to IBM, Mr. Negris was Vice President of Server Product Marketing from March 1993 to January 1994 and Senior Director of Corporate Strategy from December 1991 to March 1993 at Oracle Corporation, a worldwide independent supplier of software for information management. Previously, Mr. Negris held product marketing and executive positions at Sybase and Amdahl, respectively.

    Mr. Seaman is Chief Technical Officer, and is a Founder of the Company. He has served as a Vice President of the Company since June 1990 and has served as Research and Development Director since June 1982. He served as Managing Director of Blyth Software, Ltd from September of 1990 until June of 1993.

    Mr. McEntee has served as Vice President of Marketing since he joined the
Company in December 1996.   From January 1996 to November 1996, Mr. McEntee
served as Vice President of Marketing, Sales and Product Development of Ikonic, Inc., an Internet software company. Mr. McEntee served as Director of Marketing from March 1995 to January 1996 at Interactive Digital Solutions, a software company. In addition, Mr. McEntee was Senior Director of Communications Products and Director of Product Management Network Products Division, from September 1992 to March 1995 at Oracle Corporation. Previously, Mr. McEntee held marketing and sales positions with IBM.

    Mr. Mork has served as Vice President of Worldwide Sales since he joined the Company in April 1997. Prior to joining the Company, Mr. Mork served as Vice President of Worldwide Sales from 1995 to 1996 at Persistence Software, Inc., a start-up company marketing object-oriented middleware facilitating the access of relational databases. Mr. Mork was President and CEO of Aurum Software, Inc. from 1992 to 1994, a leading sales applications company., and Vice President of North American Sales of Sybase, Inc. from 1986 to 1990, a major player in the database industry.

    Mr. Glynn has served as Vice President of Finance since February 1997 and was Director of Finance since he joined the Company in August 1995 after consulting with the Company from May 1995 to August 1995. From December 1993 to May 1995 Mr. Glynn provided financial consulting services to high technology companies. From December 1990 to December 1993, Mr. Glynn was Vice President of Finance at Acumen Corporation, an advertising and public relations firm focusing on high technology companies. Mr. Glynn also previously served as Vice President of Finance of Eagle Computer, Inc.

    Mr. Colby, a Director of the Company since February 1997 was appointed Acting Chief Financial Officer in May 1997. Mr. Colby is currently the Chief Operating Officer of American Medical Responses Health Services Group. From April 1996 to April 1997, Mr. Colby served as Executive Vice President and Chief Financial Officer of American Medical Response, one of the largest operators of health care transportation services in the United States. From July 1988 to April 1996 Mr. Colby was the Senior Vice President and Treasurer at Columbia/HCA Healthcare Corporation, one of the nations largest hospital operators. In these positions, Mr. Colby has overseen rapid financial growth and major merger and acquisitions of over $15 billion.

ITEM 2.  PROPERTIES

    The Company currently leases approximately 22,178 square feet of office space in San Bruno, California pursuant to a lease which expires on May 31, 2002 and has monthly rental payments of $58,772 plus a percentage of operating costs and property taxes above the 1997 base year.

    The Company owns property in the United Kingdom known as Mitford House, located in Benhall, Saxmundham, Suffolk, England which it acquired on March 31, 1988 and which it uses for its research and development personnel in the United Kingdom. The Company also leases 2,738 square feet of office space for its European headquarters office in Bracknell, England. The lease, which expires on February 17, 2001, has monthly rental payments of L1,711 plus L1,282 for common area maintenance. The Company has the right to terminate this Lease on February 27, 1998. The Company also leases 2,370 square feet of office space (formerly its London sales office) in London, England. The lease, which expires on November 1, 2012, has monthly rental payments of L2,370. During the year the Company sublet all of the London office space for which it received a monthly rental of L375 per quarter plus 100% reimbursment for common area maintenance. The sublease terminates on December 25,1999.

    The Company believes that these facilities will be adequate to meet its requirements for fiscal year 1998, and that if required, suitable additional or alternative space would be available to it on commercially reasonable terms.

ITEM 3.  LEGAL PROCEEDINGS

Not applicable.

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

Not applicable.

    PART II

ITEM 5.  MARKET FOR REGISTRANT'S COMMON EQUITY AND RELATED STOCKHOLDER MATTERS

    The Company's Common Stock is traded on the National Association of Securities Dealers Automated Quotation System ("NASDAQ") National Market ("NMS") under the symbol "BLYH". The following table sets forth the high and low closing prices for the Company's Common Stock for Fiscal 1996 and 1997.

                                                 HIGH           LOW
FISCAL YEAR 1996                                 CLOSING        CLOSING
----------------                                 -------        -------
April 1 to June 30, 1995                         $5.25          $2.5625
July 1 to September 30, 1995                     $3.375         $1.9375
October 1 to December 31, 1995                   $2.75          $2.125
January 1 to March 31, 1996                      $3.0625        $2.125

                                                 HIGH           LOW
FISCAL YEAR 1997                                 CLOSING        CLOSING
----------------                                 -------        -------
April 1 to June 30, 1996                         $3.687         $2.688
July 1 to September 30, 1996                     $2.625         $1.094
October 1 to December 31, 1996                   $1.534         $0.500
January 1 to March 31, 1997                      $1.5635        $0.4688

    On June 17, 1997, the closing price for the Company's Common Stock on the NASDAQ National Market System was $0.96875 and there were approximately 182 holders of record of the Company's Common Stock. This does not include stockholders whose Common Stock is held in street name.

    The Company has never declared or paid dividends on its Common Stock. The Company intends to retain earnings, if any, for the operation and expansion of the Company's business, and therefore does not anticipate paying any cash dividends in the foreseeable future. See "Management's Discussion and Analysis of Financial Condition and Results of Operation - Liquidity and Capital Resources."

------------------

ITEM 6.  SELECTED FINANCIAL DATA

    The following table presents selected consolidated financial information for each of the years indicated and is derived from the Company's audited consolidated financial statements.

                                          FISCAL YEAR ENDED MARCH 31,
                               ------------------------------------------------
                                1997      1996       1995      1994      1993
                               -------   -------    -------   -------   -------
 CONSOLIDATED STATEMENT OF     (Amounts in thousands except per share amounts)
   OPERATIONS DATA:

 Total net revenues            $10,400   $13,703    $16,715   $14,845   $11,743
                               -------   -------    -------   -------   -------
 Operating expenses:

 Cost of products and
   services                      4,880     6,990      8,160     4,174     3,505
 Selling, general &
   administrative                9,290     9,635     16,583    10,316     5,955
 Research and development        2,866     2,846      4,524     1,130     1,974
                               -------   -------    -------   -------   -------
 Total operating expenses       17,036    19,471     29,267    15,620    11,434
                               -------   -------    -------   -------   -------

 Operating income (loss)        (6,636)   (5,768)   (12,552)     (775)      309

 Net income (loss)            $ (7,995) $ (5,675) $ (12,424)  $  (544)  $   274
                               -------   -------    -------   -------   -------
                               -------   -------    -------   -------   -------

 Net income (loss) per share  $  (0.67) $  (0.64) $   (1.86)  $  (.08)  $   .05
                               -------   -------    -------   -------   -------
                               -------   -------    -------   -------   -------

 Weighted average common
   shares and equivalents(1)    11,990     8,846      6,684     6,519     5,270

                                                AT MARCH 31,
                               ------------------------------------------------
                                1997       1996      1995      1994      1993
                               -------   -------    -------   -------   -------
 CONSOLIDATED BALANCE SHEET                (Amounts in thousands)
   DATA:
     Working capital          $  5,528   $  5,634  $  6,526  $ 16,145  $  5,706
     Total assets               10,047     10,841    14,372    24,379     8,962
     Current liabilities         3,069      3,023     3,372     2,540     1,619
     Long-term liabilities       1,700         26     2,759       373       439
     Stockholders' equity        5,278      7,792     8,241    21,466     6,904
-------------------

(1) Weighted average common shares and equivalents is based upon the number of shares of Common Stock and, where applicable, dilutive Common Stock equivalents of the Company outstanding during each period.

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

RESULTS OF OPERATIONS

    The following table sets forth, as a percentage of revenues, certain consolidated statement of operations data for the periods indicated (subtotals not adjusted for rounding):

                                                 PERCENT OF TOTAL NET REVENUES
                                                      YEAR ENDED MARCH 31,
                                                 -----------------------------
                                                   1997      1996      1995
                                                 --------  --------  --------
Net revenues:

    Product                                            45%       46%       64%
    Services                                           55        54        36

                                                 --------  --------  --------
Total net revenues                                    100       100       100

Operating expenses:
    Cost of product                                    11        18        25
    Cost of services                                   36        33        24
    Selling and marketing                              55        45        74
    Research and development                           27        21        27
    General and administrative                         35        25        25
                                                 --------  --------  --------
Total operating expenses                              164       142       175

Operating income (loss)                               (64)      (42)      (75)

Other income (expense), net                           (13)        1         2
                                                 --------  --------  --------

Net income (loss)                                     (77%)     (41%)     (74%)
                                                 --------  --------  --------
                                                 --------  --------  --------

Gross margins:
    Gross margin on product revenues                   76%       61%       61%
    Gross margin on service revenues                   34%       39%       34%

    TOTAL NET REVENUES. Total net revenues decreased 24% to $10.4 million in fiscal year 1997 from $13.7 million in fiscal year 1996, representing an 18% decrease as compared to total net revenues of $16.7 million in fiscal year 1995. International revenues, primarily product revenues, accounted for 37%, 25%, and 26% of total net revenues in fiscal years 1997, 1996 and 1995, respectively. See Note 11 of the Notes to Consolidated Financial Statements.

Net revenues from reseller operations have decreased to $2.6 million, or 25% of total net revenues, in fiscal year 1997 from $3.0 million, or 22% of total net revenues, and $4.2 million, or 25% of total net revenues, million in fiscal years 1996 and 1995 respectively.

                                                  Fiscal Years Ended March 31,
                                                 ------------------------------
                                                   1997      1996      1995
                                                  -------   -------   -------
                                                        (in millions)
Direct Net Revenues                                  $7.8     $10.7     $12.5
Reseller Net Revenues                                 2.6       3.0       4.2
                                                  -------   -------   -------
     Total Net Revenues                             $10.4     $13.7     $16.7

    Included in reseller net revenues for fiscal year 1995 are revenues associated with the sale of exclusive geographical marketing rights to Rikei Corporation in Japan and Daewoo Telecom Ltd. in Korea that totaled $1,100,000. The gross margin on reseller revenues is less than the gross margin on sales made by the Company's direct selling organization due to the necessity of granting larger discounts on sales to resellers than on direct sales to corporate customers. In addition, a growing reseller channel increases the risk of returned products, which have not been material to date, but could be material in the future.

    The Company's revenues are derived from two sources: first, fees from software licensing, including software distributed as packaged products and licensing arrangements that permit software reproduction; and second, fees for services, including consulting, training, maintenance and product support. Product revenues decreased 25% to $4.7 million in fiscal year 1997 from $6.3 million in fiscal year 1996, representing a decrease of 41% from $10.7 million in fiscal year 1995. The decline in product revenues in fiscal year 1997 as compared to fiscal 1996 was largely due to changes in the Company's pricing structure together with a reduction in demand for the Company's products due to customer uncertainty regarding the potential impact of the Internet and other technological changes on software application development. The decline in product revenues in fiscal year 1996 as compared to fiscal year 1995 resulted primarily from a significant decrease in the prices for certain of the Company's products.

    Service revenues decreased 23% to $5.7 million in fiscal 1997 from $7.4 million in fiscal year 1996, which represented an increase of 24% from $6.0 million in fiscal year 1995. The decrease in service revenues in fiscal year 1997 as compared to fiscal year 1996 was due primarily to a decrease in consulting sold to one of the Company's customers. The increase in service revenues in fiscal 1996 year as compared to fiscal year 1995 was due primarily to an increase in consulting sold to one customer. Maintenance contracts are typically paid annually in advance, and revenue is recognized ratably over the period of the contract.

    In fiscal year 1997 one customer in the United States accounted for approximately 13% of total net revenue. One customer accounted for approximately

16% of total net revenues in fiscal year 1996 and no single customer accounted for more than 10% of revenues during fiscal year 1995.

    The Company sells its products in U.S. Dollars in North America and principally in British Pounds Sterling and German Deutschemarks in the United Kingdom, Germany and other European countries. Because the Company reports its financial results in U.S. Dollars and recognizes expenses in U.S. Dollars, British Pounds Sterling and German Deutschemarks, changes in exchange rates may cause variances in the Company's period-to-period revenues and results of operations (which have not been material to date) in future periods.

    COST OF PRODUCT. Cost of product includes the cost of both internal and subcontracted production, technical support and maintenance services during the warranty period and amortization of capitalized software development costs. Cost of product as a percentage of total net revenues decreased to 11% in fiscal year 1997 from 18% in fiscal year 1996 and from 25% in fiscal year 1995, and as a percentage of product revenues was 24% in fiscal year 1997 as compared to 39% in fiscal year 1996 and fiscal year 1995. The decrease in cost as a percentage of total net revenues in fiscal year 1997 as compared to fiscal year 1996 was mainly due to savings in the cost of product due to the use of compact disks (CD's) rather than diskettes and the savings from supplying documentation on-line and offering printed documentation as an option at an extra cost. Also included in the cost of product is the amortization of previously capitalized software development costs, which increased as a percentage of net product sales due to the decrease in net product sales in absolute dollars. These costs are amortized using the greater of the amount computed using the ratio of current revenue to the total of current and anticipated revenue or the straight-line method over the estimated economic life of the product, not to exceed three years. Amortization of capitalized software development costs were $300,000 in fiscal year 1997, $1.1 million in fiscal year 1996 and $2.1 million in fiscal year 1995 (including $876,261 of previously capitalized software that was written off in fiscal 1995).

    COST OF SERVICES. Cost of services includes consulting, technical support, maintenance services, and training, which are primarily personnel costs. Cost of services as a percentage of net service revenues increased to 66% in fiscal year 1997 from 61% in fiscal year 1996, having decreased from 66% in fiscal year 1995. The increase in the percentage of the cost of services in fiscal 1997 as compared to fiscal year 1996 was primarily due to a decrease in the Company's average hourly consulting rates. The decrease in the percentage of the costs of services in fiscal year 1996 as compared to fiscal year 1995 was primarily due to the increased demand for the Company's consulting services which allowed the Company to more efficiently utilize its consulting staff.

    SELLING AND MARKETING. Selling and marketing expenses decreased to $5.7 million in fiscal year 1997 from $6.1 million in fiscal year 1996 and from $12.4 million in fiscal year 1995, representing 55%, 45%, and 74% of total net revenues during such periods, respectively. The decrease in selling and marketing expense in fiscal year 1997 and 1996 was primarily due to decreases in headcount as the Company refocused its sales and marketing strategy in order to rely more on resellers and on its inside sales personnel rather than an external direct sales force. The Company anticipates that its sales and marketing expenses will increase in the future as the Company devotes additional resources to promoting its products and services.

    RESEARCH AND DEVELOPMENT. The table below sets forth gross research and development expenses, capitalized software development costs, and net research and development expenses in absolute dollars and as a percentage of total net revenues for the periods indicated.

                                                   FISCAL YEAR ENDED MARCH 31,
                                                  -----------------------------
                                                    1997      1996      1995
                                                   ------    ------    ------
                                                     (DOLLARS IN THOUSANDS)
Dollar amounts:
    Gross research and development expenses        $2,866    $2,846    $5,186
    Capitalized software development cost               0         0     (662)
                                                        -         -     -----
    Net research and development expenses          $2,866    $2,846    $4,524

As a percentage of total net revenues:
    Gross research and development expenses            28%       21%       31%
    Net research and development expenses              28%       21%       27%


    The research and development expenses in absolute dollars remained approximately constant for fiscal years 1997 and 1996. The decrease in research and development expenses in absolute dollars for fiscal year 1996 as compared to fiscal year 1995 was primarily due to a reduction in personnel as the Company changed its product software development strategy to focus on those products for which it had a developed customer base. In addition during fiscal year 1995 the Company expensed $1.7 million associated with previously capitalized software development cost due to a strategic change in product plans regarding support for additional software platforms. Costs for the development of new software products and substantial enhancements to existing software products are expensed as incurred until technological feasibility has been established, at which time any additional costs would be capitalized in accordance with Statement of Financial Accounting Standards No. 86, COMPUTER SOFTWARE TO BE SOLD, LEASED OR OTHERWISE MARKETED ("SFAS 86"). The Company did not capitalize any research and development costs in fiscal year 1997 or fiscal year 1996 because the Company believes its current process for developing software is essentially completed concurrently with the establishment of technological feasibility (as defined by SFAS 86). At the end of fiscal year 1997 the Company had fully amortized the previously capitalized internal software development costs.

    GENERAL AND ADMINISTRATIVE. General and administrative expenses increased to $3.6 million in fiscal year 1997 from $3.5 million in fiscal year 1996 after a decrease from $4.1 million in fiscal year 1995, representing 35%, 25% and 25% of total net revenues during such periods, respectively. General and administrative expenses remained relatively stable in fiscal year 1997 as compared to fiscal year 1996 after decreasing from fiscal year 1995 mainly due to headcount reductions.

    OTHER INCOME (EXPENSE), NET. Other income is primarily comprised of interest income, interest expense, gains or losses on foreign currency transactions and other income. Interest income reflects earnings from the Company's cash position. Interest expense primarily relates to the Company's
convertible debentures.   Interest expense was $1,757,000 in fiscal year
1997, $126,000 in fiscal year 1996, and $16,000 in fiscal year 1995. The increase in interest expense in fiscal year 1997 was primarily due to a $1.3 million charge related to the conversion price discount on the $7.35 million principal amount of the Company's 8% Convertible Notes. See Note 5 of the Notes to the Consolidated Financial Statements.

    INCOME TAX EXPENSE. Income tax expense was $30,000 in fiscal year 1997, $35,000 in fiscal year 1996, and $128,000 in fiscal year 1995. At March 31, 1996, the Company had net operating loss carryforwards of approximately $27.7 million for federal income tax purposes, $7.3 million for state tax purposes and $4.3 million for foreign taxes. The Tax Reform Act of 1986, as amended, and the California Conformity Act of 1987 impose substantial restrictions on the utilization of net operating loss and tax credit carryforwards in the event of an "ownership change," as defined by the Internal Revenue Code. An "ownership change" took place in fiscal year 1992, and the Company is limited to $780,000 per year of federal and California net operating loss carryforwards accrued through that date (a total of $7.8 million federal and $1.3 million California). The Company has not examined whether any other "ownership change" has occurred which would further limit the utilization of net operating losses and credits. See Note 8 of the Notes to Consolidated Financial Statements.

    INFLATION. The Company believes that inflation has not had a material impact on the Company's operating results to date and does not expect inflation to have a material impact on the Company's operating results in fiscal year 1998.

VARIABILITY OF RESULTS

    The Company has experienced significant quarterly fluctuations in operating results and anticipates such fluctuations in the future. The Company generally ships orders as received and, as a result, typically has little or no backlog. Quarterly revenues and operating results, therefore, depend on the volume and timing of orders received during the quarter, which are difficult to forecast. Furthermore, the Company has typically sold to large corporate enterprises which often purchase in significant quantities, and therefore, the timing of the receipt of such orders could cause significant fluctuations in the operating results. Historically, the Company has often recognized a substantial portion of its license revenues in the last month of the quarter. Service revenues tend to fluctuate as consulting projects, which may continue over several quarters, are undertaken or completed. Operating results may also fluctuate due to factors such as the demand for the Company's products, the size and timing of customer orders, changes in the proportion of revenues attributable to licenses and service fees, commencement or conclusion of significant consulting projects, changes in pricing policies by the Company or its competitors, the number, timing and significance of product enhancements and new product announcements by the Company and its competitors, the ability of the Company to develop, introduce and market new and enhanced versions of the Company's products on a timely basis, changes in the level of operating expenses, changes in the Company's sales incentive plans, budgeting cycles of its customers, customer order deferrals in anticipation of enhancements or new products offered by the Company or its competitors, nonrenewal of maintenance agreements, product life cycles, software bugs and other product quality problems, personnel changes, changes in the Company's strategy, the level of international expansion, seasonal trends and general domestic and international economic and political conditions, among others.

Accordingly, the Company believes that period-to-period comparisons of its operating results are not necessarily meaningful and should not be relied upon as indications of future performance. In addition, revenues in quarters after a new product release may be significantly affected by the amount of upgrade revenue, which tends to increase soon after the release of a new product and then decline rapidly.

    The Company's expense levels are based, in significant part, on the Company's expectations as to future revenues and are therefore relatively fixed in the short term. If revenue levels fall below expectations, net income is likely to be disproportionately adversely affected because a proportionately smaller amount of the Company's expenses varies with its revenues. There can be no assurance that the Company will be able to achieve profitability on a quarterly or annual basis in the future. Due to all the foregoing factors, it is likely that in some future quarter the Company's operating results will be below the expectations of public market analysts and investors. In such event, the price of the Company's Common Stock would likely be materially adversely affected.

    The Company's future operating results will depend, to a considerable extent, on its ability to rapidly and continuously develop new products that offer its customers enhanced performance at competitive prices. Inherent in this process are a number of risks. The development of new, enhanced software products is a complex and uncertain process requiring high levels of innovation from the Company's designers as well as accurate anticipation of customer and technical trends by the marketing staff. Once a product is developed, the Company must rapidly bring it into production, a process that requires long lead times on some product components and accurate forecasting of production volumes, among other things, in order to achieve acceptable product costs.

    The Company's operating results will also be affected by the volume, mix and timing of orders received during a period and by conditions in the industries that it serves as well as the general economy. Additionally, the Company operates on a global basis with offices or distributers in Europe, Asia and Latin America as well as North America. Changes in the economies, trade policies and fluctuations in interest or exchange rates may have an impact on its future financial results. Also, as the Company becomes more global, seasonality may become an increasing factor.

    The Company's products are typically used to develop applications that are critical to a customer's business and the purchase of the Company's products is often part of a customer's larger business process reengineering initiative or implementation of client/server computing. As a result, the license and implementation of the Company's software products generally involves a significant commitment of management attention and resources by prospective customers. Accordingly, the Company's sales process is often subject to delays associated with a long approval process that typically accompanies significant initiatives or capital expenditures. For these and other reasons, the sales cycle associated with the license of the Company's products is often lengthy and subject to a number of significant delays over which the Company has little or no control. There can be no assurance that the Company will not experience these and additional delays in the future. Therefore, the Company believes that its quarterly operating results are likely to vary significantly in the future.

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

LIQUIDITY AND CAPITAL RESOURCES

    At March 31, 1997, the Company's principal sources of liquidity consisted of cash and equivalents of $6.2 million. On June 2, 1996 the Company sold $7.35 million of 8% Convertible Debentures (the "Notes") under Regulation S of the Securities Act of 1933, as amended. The net proceeds of $6.83 million was used primarily for working capital purposes and to fund continuing research and development. The Notes carried a coupon rate of 8% per annum, payable at the time the Notes were converted into shares of the Company's Common Stock (when converted the interest was payable in common stock). The Notes were convertible at the option of the holder (subject to certain call privileges at the option of the Company) and were automatically convertible three years from the date of issuance. The Notes were initially convertible into Common Stock at the lower of $3.75 per share or 85% of the five day average of the trading price of the Company's Common Stock at the time of conversion. In December 1996, the holders of approximately $4.2 principal amount of the approximately $5.8 million of Notes then outstanding agreed to delay the conversions of their Notes in exchange for a reduction in the fixed conversions price to $2.25 per share. As of June 2, 1997, all of the Notes had either been redeemed or converted and an aggregate of 11,202,213 shares of Common Stock had been issued upon conversion of Notes.

    The Company's working capital position decreased to $5.5 million at March 31, 1997 from $5.6 million at March 31, 1996, driven by $4.2 million in cash used by operations. See Note 5 of the Notes to the Consolidated Financial Statements.

    The Company has operated at a loss for the last four years. In fiscal year 1997, operations of the Company generated a cash flow loss. Although the Company's new management team has taken steps to improve the Company's cash flow through (i) more effective marketing of its products, (ii) focusing research and development expenditures on products that have a shorter payback period; (iii) improving operational efficiencies; and (iv) converting the Notes into common stock of the Company. With these improvements, the Company continues to generate a cash flow loss and does not expect to become profitable until late late fiscal year 1998. There can be no assurance that the Company will be able to significantly reduce its cash used by operations or achieve profitability in the near future or at all. Accordingly the Company may need to raise significant additional funds to support operations.

    The Company does not currently have an established line of credit with a commercial bank. Such a credit facility may be difficult to obtain with the Company's historical operating results. Accordingly, in order to obtain additional funds in the future, the Company may need to seek additional equity capital which would be dilutive to current shareholders. The Company is exploring various options to raise additional capital, if necessary, to support the management's current efforts to improve the Company's operating performance but has not finalized any plans. There can be no assurance that the Company will be able to raise additional capital, on commercially reasonable terms, should the Company need additional funds in the future.

ITEM 7A. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

    Not applicable.

ITEM 8.  FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

    The consolidated financial statements of the Company, including the notes thereto, together with the independent auditors' reports thereon, and the Financial Statement Schedules required to be filed by Item 14 of this Form 10-K are presented beginning on Page F-1. All other schedules are omitted as they are not applicable or the required information is given in the financial statements or the notes thereto.

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURES

    Not applicable.



                             PART III

ITEM 10. DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

    Information regarding directors of the Company is incorporated by reference from "Election of Directors" in the The Company's 1997 Proxy Statement for the Company's 1997 Annual Meeting of Stockholders. Current Executive Officers of the Registrant found under the caption "Executive Officers of the Registrant" in
Part I hereof is also incorporated by reference into this Item 10.

ITEM 11. EXECUTIVE COMPENSATION

    The information required in this item is incorporated by reference from the section entitled "Executive Compensation", "Report of the Compensation Committee of the Board of Directors," "Company Stock Price Performance," "Election of Directors - Director Compensation" and "Election of Directors - Compensation Committee Interlocks and Insider Participation" in The Company's 1997 Proxy Statement.

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

    The information required by this item is incorporated by reference from the section entitled "Security Ownership of Certain Beneficial Owners and Management" in The Company's 1997 Proxy Statement.


ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

    The information required by this Item is incorporated by reference from the section entitled "Executive Compensation-Other Employee Benefit Plans" and "Certain Transactions" in the Company's 1997 Proxy Statement.

                                       PART IV

ITEM 14. EXHIBITS, FINANCIAL STATEMENT SCHEDULES AND REPORTS ON FORM 8-K

    (a) The following documents are filed as a part of this Annual Report on Form 10-K:

         1. Consolidated Financial Statements required to be filed by Item 8 of Form 10-K. See Index to Consolidated Financial Statements of the Company at page F-1.

         2. Financial Statement Schedules required to be filed by Item 8 of Form 10-K:

                   Schedule II      Valuation and Qualifying Accounts

         3.     Exhibits:

Exhibit Number  Description
--------------  -----------

    3.1         Certificate of Incorporation of the Company, as amended.(1)

    3.2         By-Laws of the Company, as amended.(1)

    10.1 Definitive Trust Deed dated October 26, 1983 among Blyth Holdings Limited, Blyth Software Limited and Geoffrey Paul Smith, Paul Nelson Wright and Suntrust Limited (relating to pension scheme).(2)

    10.2 Service Agreement dated July 30, 1990 between Blyth Holdings Inc. and David Seaman.(3)

    10.3     Stock Purchase Warrant sold to Richard Hanschen on July 26,
              1990.(4)

    10.4 Deed of Guarantee dated June 1, 1993 between Blyth Holdings Inc. and A. Levy & Son Limited.(4)

    10.5 Form of Subscription Agreement for purchase of Units of the Company's securities.(4)

    10.6 Form of Stock Purchase Warrant sold to purchaser of Units of the Company's securities.(4)

    10.7 Form of Stock Purchase Warrant sold to Director Walter V. Smiley, Richard J. Hanschen, and Albert Yu on September 1, 1992.(4)

    10.8 Director's Warrant Plan and Amendment to Warrant issued to Albert Yu on September 1, 1992.(6)

    10.9 Advisor's Warrant Plan and warrant issued to Garth Saloner on November 1, 1992.(6)

    10.10 Common Stock Purchase Agreement dated March 31, 1993 between Blyth Holdings Inc. and General Reinsurance Corp.(6)

    10.11 Form of Indemnification Agreement entered into between the Company and all of its directors and certain of its officers.(6)

    10.12 The Blyth Holdings Inc. Amended and Restated 1987 Stock Option Plan, as amended.(6)

    10.13 The Blyth Holdings Inc. 1993 Directors' Warrant Plan and form of Director's Warrant.(6)

    10.14 Common Stock Purchase Agreement dated July 19, 1993 between Blyth Holdings Inc. and The Wisconsin Investment Board.(5)

    10.15     The Blyth Holdings Inc. 1994 Employee Stock Purchase Plan.(6)

    10.16 Registration Rights Agreement effective as of January 3, 1994, between the Company and Migration Software Systems Limited.(6)

    10.17 Warrant to Purchase shares of Common Stock dated January 3, 1994 granted to Migration Software Systems Limited.(6)

    10.18 Consulting Agreement dated January 31, 1994 between the Company and RGS Associates, Inc.(6)

    10.19     Warrant to Purchase Common Stock issued to Swartz Investments,
              Inc.(7)

    10.20 Form of Registration Rights Agreement among the Company, Purchasers of 8% Convertible Debentures due March 31, 1997 and Swartz Investments, Inc.(7)

    10.21 Form of Warrant to Purchase Common Stock issued to certain persons affiliated with Swartz Investments, LLC.(8)

    10.22 Form of Registration Rights Agreement among the Company and Swartz Investments, LLC and its designees.

    11.1      Statement re: computation of earnings per share

    21.1      Subsidiaries of the Company.(3)

    23.1      Independent Auditors' Consent (Deloitte & Touche)

    27.1      Financial data schedule

    --------------

(1) Incorporated by reference to the Registration Statement on Form S-8 (Registration Statement No. 33-46166) filed by the Company with the Securities and Exchange Commission (the "Commission") on March 2, 1992.

(2) Incorporated by reference to the Annual Report on Form 10-K filed by the Company with the Commission on July 13, 1990.

(3) Incorporated by reference to the Annual Report on Form 10-K filed by the Company with the Commission on June 28, 1991.

(4) Incorporated by reference to the Annual Report on Form 10-K filed by the Company with the Commission on June 26, 1992.

(5) Incorporated by reference to the Quarterly Report on Form 10-Q filed by the Company with the Commission on August 16, 1993.

(6) Incorporated by reference to the Annual Report filed by the Company with the Commission on June 28, 1994.

(7) Incorporated by reference to the Current Report on Form 8-K filed by the Company with the Commission on April 7, 1995.

(8) Incorporated by reference to the Company's Annual Report on Form 10-K for the fiscal year ended March 31, 1996.

                                      SIGNATURES

    Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Dated:  June 27, 1997                  BLYTH HOLDINGS INC.

                                       By:  /s/ TIMOTHY P. NEGRIS
                                            ---------------------
                                             Timothy P. Negris
                                             President, Chief Executive
                                             Officer and Director

    Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.

Signatures                       Title                             Date
----------                       -----                             ----

/s/TIMOTHY P. NEGRIS
--------------------
Timothy P. Negris                President, Chief Executive     June 27, 1997
                                 Officer and Director


/s/WILLIAM M. GLYNN
-------------------
William M. Glynn                 Vice President of Finance,      June 27, 1997
                                 (Principal Accounting Officer)

/s/RICHARD J. HANSCHEN
----------------------
Richard J. Hanschen              Chairman of the Board of        June 27, 1997
                                 Directors

/s/WILLIAM E. KONRAD
--------------------
William E. Konrad                CFO and Director                June 27, 1997

/s/CHRIS STEFFEN
----------------
Chris Steffen                    Director                        June 27, 1997

/s/DAVID COLBY
--------------
David Colby                      Director                        June 27, 1997

BLYTH HOLDINGS INC. AND SUBSIDIARIES

CONSOLIDATED FINANCIAL STATEMENTS FOR
THE YEARS ENDED MARCH 31, 1997, 1996 AND 1995
AND INDEPENDENT AUDITORS' REPORT

INDEPENDENT AUDITORS' REPORT

To the Board of Directors and Stockholders of Blyth Holdings Inc.:

We have audited the accompanying consolidated balance sheets of Blyth Holdings Inc. and subsidiaries as of March 31, 1997 and 1996, the related consolidated statements of operations, stockholders' equity and cash flows for each of the three years in the period ended March 31, 1997. Our audits also included the financial statement schedule listed in the index at Item 14.(a). These financial statements and financial statement schedule are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements and financial statement schedule based on our audits.

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

In our opinion, such consolidated financial statements present fairly, in all material respects, the financial position of Blyth Holdings Inc. and subsidiaries at March 31, 1997 and 1996, and the results of their operations and their cash flows for each of the three years in the period ended March 31, 1997 in conformity with generally accepted accounting principles. Also, in our opinion, such financial statement schedule, when considered in relation to the basic consolidated financial statements taken as a whole, presents fairly, in all material respects, the information set forth therein.

DELOITTE  &  TOUCHE  LLP

San Jose, California
May 9, 1997
(June 2, 1997 as to the last paragraph of Note 5)

BLYTH  HOLDINGS  INC.  AND  SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS
MARCH 31, 1997 AND 1996 (In thousands except share amounts)
--------------------------------------------------------------------------------


ASSETS                                                                    1997           1996

CURRENT  ASSETS:
  Cash and equivalents                                                 $  6,150       $  5,129
  Trade accounts receivable (less allowances for doubtful accounts
    of $676 in 1997 and $400 in 1996)                                     1,743          2,303
  Inventories                                                                18             71
  Other current assets                                                      686          1,155
                                                                      ---------      ---------
           Total current assets                                           8,597          8,658

PROPERTY,  FURNITURE  AND  EQUIPMENT,  Net                                1,450          1,831

CAPITALIZED  SOFTWARE  DEVELOPMENT  COSTS,  Net                             -              300

OTHER  ASSETS                                                               -               52
                                                                      ---------      ---------

TOTAL                                                                 $  10,047      $  10,841
                                                                      ---------      ---------
                                                                      ---------      ---------
LIABILITIES AND STOCKHOLDERS' EQUITY

CURRENT  LIABILITIES:
  Borrowings under line of credit                                     $       5      $     144
  Current portion of long-term debt                                          91            108
  Accounts payable                                                          928            837
  Accrued liabilities                                                     1,118            841
  Deferred revenue                                                          927          1,093
                                                                      ---------      ---------
           Total current liabilities                                      3,069          3,023

LONG-TERM  DEBT                                                           1,646             26
                                                                      ---------      ---------
           Total liabilities                                              4,715          3,049
                                                                      ---------      ---------
COMMITMENTS  AND  CONTINGENCIES  (Note 10)

STOCKHOLDERS'  EQUITY:
  Preferred stock - $1.00 par value; 3,000,000 shares authorized;
    none issued                                                             -              -
  Common stock - $.01 par value; 40,000,000 shares authorized;
    outstanding: 1997, 17,373,525 shares; 1996, 9,753,791 shares            174             98
  Paid-in capital                                                        41,038         35,722
  Accumulated deficit                                                   (36,147)       (28,152)
  Foreign currency translation adjustment                                   267            124
                                                                      ---------      ---------
           Total stockholders' equity                                     5,332          7,792
                                                                      ---------      ---------
TOTAL                                                                 $  10,047      $  10,841
                                                                      ---------      ---------
                                                                      ---------      ---------


See notes to consolidated financial statements.

BLYTH HOLDINGS INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF OPERATIONS
YEARS ENDED MARCH 31, 1997, 1996 AND 1995
(IN THOUSANDS EXCEPT SHARE AND PER SHARE AMOUNTS)
--------------------------------------------------------------------------------



                                               1997        1996        1995

NET  REVENUES:
  Product                                    $  4,731    $  6,272   $  10,696
  Services                                      5,669       7,431       6,019
                                           ----------   ---------   ---------
           Total net revenues                  10,400      13,703      16,715
                                           ----------   ---------   ---------
OPERATING  EXPENSES:
  Cost of product revenues                      1,158       2,422       4,216
  Cost of service revenues                      3,722       4,568       3,944
  Selling and marketing                         5,685       6,140      12,440
  Research and development                      2,866       2,846       4,524
  General and administrative                    3,605       3,495       4,143
                                           ----------   ---------   ---------
           Total operating expenses            17,036      19,471      29,267
                                           ----------   ---------   ---------
OPERATING  LOSS                                (6,636)     (5,768)    (12,552)
                                           ----------   ---------   ---------
OTHER  INCOME  (EXPENSE):
  Interest income                                 428         254         273
  Interest expense and other, net              (1,757)       (126)        (16)
                                           ----------   ---------   ---------
           Total other income (expense)        (1,329)        128         257
                                           ----------   ---------   ---------
LOSS  BEFORE  INCOME  TAXES                    (7,965)     (5,640)    (12,295)

INCOME  TAX  EXPENSE                               30          35         128
                                           ----------   ---------   ---------

NET  LOSS                                  $   (7,995)  $  (5,675)  $ (12,423)
                                           ----------   ---------   ---------
                                           ----------   ---------   ---------

NET LOSS PER SHARE                         $    (0.67)  $   (0.64)  $   (1.86)
                                           ----------   ---------   ---------
                                           ----------   ---------   ---------
WEIGHTED AVERAGE COMMON SHARES
    OUTSTANDING                            11,989,723   8,845,693   6,683,552
                                           ----------   ---------   ---------
                                           ----------   ---------   ---------



See notes to consolidated financial statements.

BLYTH HOLDINGS INC. AND SUBSIDIARIES


CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY
FOR THE YEARS ENDED MARCH 31, 1997, 1996 AND 1995 (IN THOUSANDS EXCEPT SHARE AMOUNTS)

                                                                                                              FOREIGN      TOTAL
                                                 COMMON STOCK      TREASURY STOCK                            CURRENCY      STOCK-
                                             -------------------  ----------------- PAID-IN    ACCUMULATED  TRANSLATION   HOLDERS'
                                              SHARES   AMOUNT    SHARES    AMOUNT   CAPITAL      DEFICIT     ADJUSTMENT    EQUITY
BALANCES,  April 1, 1994                    6,807,545   $  68         -    $  -    $ 30,166     $  (8,776)      $  7     $  21,465

Common stock options exercised                 31,860       -         -       -         135           -           -            135
Common stock warrants exercised
  (net of issuance cost of $12)               240,834       3         -       -         440           -           -            443
Purchase of treasury stock                        -         -   221,600    (1,764)      -             -           -         (1,764)
Reissuance of treasury stock                      -         -   (25,978)      207       -             (97)        -            110
Foreign currency translation adjustment           -         -         -       -         -             -          275           275
Net loss                                          -         -         -       -         -         (12,423)        -        (12,423)
                                           ----------  ------    ------    ------  --------      --------     ------      --------
BALANCES,  March 31, 1995                   7,080,239      71   195,622    (1,557)   30,741       (21,296)       282         8,241

Common stock options exercised                 22,643       -    (2,000)       16        69           (14)        -             71
Common stock issued upon conversion of
  convertible debentures payable (net of
  issuance costs of $461)                   2,633,273      27  (175,942)    1,400     4,869        (1,070)        -          5,226
Common stock issued                            17,636       -         -       -          43           -           -             43
Reissuance of treasury stock                      -         -   (17,680)      141       -             (97)        -             44
Foreign currency translation adjustment           -         -       -         -         -             -         (158)         (158)
Net loss                                          -         -       -         -         -          (5,675)        -         (5,675)
                                           ----------  ------    ------    ------  --------      --------     ------      --------
BALANCES,  March 31, 1996                   9,753,791      98       -         -      35,722       (28,152)       124         7,792

Common stock options and warrants exercised    51,750       -       -         -         122           -           -            122
Issuance of warrants                              -         -       -         -         114           -           -            114
Common stock issued upon conversion of
  convertible debentures payable (net of
  issuance costs of $377)                   7,479,380      75       -         -       5,019           -           -          5,094
Common stock issued                            88,604       1       -         -          61           -           -             62
Foreign currency translation adjustment           -         -       -         -         -             -          143           143
Net loss                                          -         -       -         -         -          (7,995)         -        (7,995)
                                           ----------  ------    ------    ------  --------      --------     ------      --------
BALANCES,  March 31, 1997                  17,373,525  $  174       -      $  -    $ 41,038     $ (36,147)    $  267      $  5,332
                                           ----------  ------    ------    ------  --------      --------     ------      --------
                                           ----------  ------    ------    ------  --------      --------     ------      --------


See notes to consolidated financial statements.

BLYTH HOLDINGS INC. AND SUBSIDIARIES

CONSOLIDATED  STATEMENTS  OF  CASH  FLOWS
FOR THE YEARS ENDED MARCH 31, 1997, 1996 AND 1995 (IN THOUSANDS)
--------------------------------------------------------------------------------

                                                                 1997           1996          1995
CASH  FLOWS  FROM  OPERATING  ACTIVITIES:
  Net loss                                                  $  (7,995)     $  (5,675)    $  (12,423)
  Adjustments to reconcile net loss to net cash used for
    operating activities:
    Depreciation and amortization expense                         846          1,289          1,219
    Convertible debenture interest capitalized                    905            -              -
    Premium on redemption of convertible debentures               392            -              -
    Debt issue costs expensed upon redemption
      of convertible debentures                                    70            -              -
    Amortization and write-off of capitalized software
      development costs                                           300          1,120          3,835
    (Gain) loss on disposal of property                            (3)            75             52
    Changes in assets and liabilities:
      Trade accounts receivable                                   556          1,534           (656)
      Inventories                                                  53            188           (160)
      Other current assets                                        483           (100)           (65)
      Accounts payable and accrued liabilities                    402           (437)           364
      Deferred revenue                                           (174)            61            355
                                                             --------       --------       --------
         Net cash used for operating activities                (4,165)        (1,945)        (7,479)
                                                             --------       --------       --------
CASH  FLOWS  FROM  INVESTING  ACTIVITIES:
  Capitalized software development costs                          -              -           (2,367)
  Purchases of property, furniture and equipment                 (438)           (94)        (1,475)
  Proceeds from the sale of fixed assets                           34            (15)           -
  Other assets                                                     52              3            325
                                                             --------       --------       --------
         Net cash used for investing activities                  (352)          (106)        (3,517)
                                                             --------       --------       --------
CASH  FLOWS  FROM  FINANCING  ACTIVITIES:
  Net borrowings (repayments) on line of credit                  (144)           147            -
  Repayments of long-term debt                                 (1,622)          (226)          (438)
  Proceeds from long-term debt                                  7,025          2,742          2,647
  Proceeds from stock issuance                                     62             48            110
  Exercise of stock options and warrants                          122             69            578
  Purchase of treasury stock                                      -              -           (1,764)
                                                             --------       --------       --------
         Net cash provided by financing activities              5,443          2,780          1,133
                                                             --------       --------       --------
EFFECT  OF  EXCHANGE  RATE  CHANGES  ON  CASH                      95           (194)            51
                                                             --------       --------       --------
INCREASE  (DECREASE)  IN  CASH  AND  EQUIVALENTS                1,021            535         (9,812)

CASH  AND  EQUIVALENTS - Beginning of year                      5,129          4,594         14,406
                                                             --------       --------       --------
CASH  AND  EQUIVALENTS - End of year                         $  6,150       $  5,129       $  4,594
                                                             --------       --------       --------
                                                             --------       --------       --------

CASH  PAID  FOR:
  Interest                                                   $    451       $     64       $     27
                                                             --------       --------       --------
                                                             --------       --------       --------
  Income taxes                                               $     30       $     35       $    128
                                                             --------       --------       --------
                                                             --------       --------       --------

                                                           (Continued)

BLYTH HOLDINGS INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS
YEARS ENDED MARCH 31, 1997, 1996 AND 1995 (CONCLUDED)
--------------------------------------------------------------------------------

NONCASH  TRANSACTIONS:

During fiscal 1997, convertible debenture noteholders converted $4,524,000 of 8% debentures, plus accrued interest of $42,000, into 7,479,380 shares of common stock. Such amount has been recorded net of issuance costs of $377,000 in the consolidated statements of stockholders' equity. In addition, as discussed in Note 5, upon issuance of the convertible debentures, $1,297,000, representing the amount relating to the debentures' Conversion Discount, was allocated to additional paid-in capital. Upon redemption of certain of these debentures, the Company recorded the premium of $392,000 paid upon redemption as a reduction in paid-in capital. See Note 5.

During fiscal 1996, convertible debenture noteholders converted $5,650,000 of 8% and 5% debentures (including $461,000 of issuance costs) into 2,809,215 shares of common stock. Such amount has been recorded net of issuance costs of $461,000 in the consolidated statements of stockholders' equity. Of those shares, 175,942 shares were reissued from treasury stock for less than cost.
The Company also reissued treasury stock for the exercise of options and for purchases under the Employee Stock Purchase Plan for less than cost. Therefore, the difference between the fair value at date of issuance and the cost resulted in an appropriation charge to accumulated deficit.

During fiscal 1995, the Company reissued treasury stock for purchases under the Employee Stock Purchase Plan for less than cost. Therefore, the difference between the fair value at date of issuance received and the cost resulted in an appropriation charge to accumulated deficit. In addition, the Company acquired property, furniture and equipment of $205,000 under capital lease obligations.

See notes to consolidated financial statements.

BLYTH HOLDINGS INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
YEARS ENDED MARCH 31, 1997, 1996 AND 1995
--------------------------------------------------------------------------------

1.  ORGANIZATION  AND  SIGNIFICANT  ACCOUNTING  POLICIES

    ORGANIZATION - Blyth Holdings Inc. (the "Company") develops, markets and supports software products for the development and deployment of applications for accessing multi-user databases in workgroup and enterprise-wide client/server computing environments. The Company's OMNIS family of products is used by corporations, system integrators, small businesses and independent consultants to deliver custom information management applications for a wide range of users including financial management, decision support, executive information, sales and marketing and multi-media authoring systems. In addition to these products, Blyth provides consulting, technical support and training to help plan, analyze, implement and maintain applications software based on the Company's technology.

    The consolidated financial statements include Blyth Holdings Inc. (BHI) (U.S.) and its wholly-owned subsidiaries, Blyth Holdings Limited (BHL) (U.K.), Blyth Software Limited (BSL) (U.K.), Omnis Software Inc. (formerly Blyth Software, Inc.) (U.S.) and Blyth Software GmbH (Germany).

    Significant accounting policies applied in the preparation of the accompanying consolidated financial statements of the Company follow:

    PRINCIPLES OF CONSOLIDATION - The accompanying consolidated financial statements include the accounts of the Company and its wholly-owned subsidiaries. All significant intercompany balances and transactions are eliminated in consolidation.

    PRODUCT REVENUE - Revenue related to product sales is recognized when the product is shipped, the collection of the related receivable is probable and no significant vendor or post-contract support obligations remain. Insignificant vendor and post contract support obligations, including maintenance for the first 30 days, is included in product revenue and the estimated cost of providing this maintenance is accrued and charged to cost of product. During fiscal 1995, certain of the Company's sales during a promotional period included a nine-month maintenance agreement. The Company deferred a portion of the revenue which is being recognized ratably over the term of the maintenance agreement. In fiscal 1996, the Company changed the warranty period to 30 days and discontinued the nine-month maintenance agreement.

    Fiscal 1995 included revenue from non-refundable licensing fees relating to the granting of marketing and remanufacturing rights that were recognized when the product was shipped, the collection of the related receivable was probable and no significant vendor or post-contract support obligations remained. The cost of providing insignificant vendor and post contract support obligations was accrued and charged to cost of product revenues at the time revenue was recognized.

    SERVICE REVENUE - Service revenue is generated from consulting, technical support and training. Product support revenue is recognized ratably over the related contractual term. Revenue from training is recognized when the services are provided. Revenue associated with contracts to develop specific software for customers is recognized using the percentage-of-completion method of accounting.

    COST OF PRODUCT AND SERVICE REVENUES - Cost of product revenues includes cost of production materials and related documentation and amortization of capitalized software development costs. Cost of service revenues principally includes payroll and other costs associated with the customer support function. Other costs specifically identifiable with the revenue source have been classified accordingly.

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

    LONG-LIVED ASSETS - Effective April 1, 1996, the Company adopted Statement of Financial Accounting Standards No. 121, ACCOUNTING FOR THE IMPAIRMENT OF LONG-LIVED ASSETS AND FOR LONG-LIVED ASSETS TO BE DISPOSED OF (SFAS 121), which requires that long-lived assets, certain identifiable intangibles, and goodwill related to those assets used by an entity be reviewed for impairment whenever events or changes indicate that the carrying amount of an asset may not be recoverable. The Company's policy is to review the recoverability of all intangible assets at a minimum on an annual basis, and in addition whenever events or changes indicate that the carrying amount of an asset may not be recoverable. Adoption of SFAS 121 had no material effect on the Company's financial statements.

    CAPITALIZED SOFTWARE DEVELOPMENT COSTS - Software development costs are capitalized when technological feasibility has been established. The Company did not capitalize any software development costs in fiscal 1997 or 1996 since the net realizability for most of the Company's current development efforts could not be determined. Such costs are amortized using the greater of the amount computed using the ratio of current revenue to the total of current and anticipated revenue or the straight-line method over the estimated life of the product not to exceed three years. The Company has capitalized software development costs of $4,363,000 at both March 31, 1997 and 1996, with accumulated amortization of $4,363,000 and $4,064,000 at March 31, 1997 and 1996, respectively. Amortization of capitalized software development costs charged to cost of product revenues was $309,000, $1,120,000 and $2,130,000 for the years ended March 31, 1997,
    1996 and 1995, respectively.

    During fiscal 1995, the Company reevaluated its software development and product strategy in relation to its financial resources and emerging market conditions. As a result of this review, the Company changed its product software development strategy and charged $1,705,000 of capitalized costs related to products that would not be part of the Company's new strategy to operating expenses. No write-offs of capitalized software occurred during the years ended March 31, 1997 and 1996.

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

    STOCK-BASED COMPENSATION - The Company accounts for stock-based awards to employees using the intrinsic method in accordance with APB No. 25, ACCOUNTING FOR STOCK-BASED COMPENSATION.

    NET LOSS PER SHARE - Net loss per share is computed based on the weighted average number of common shares outstanding during the period.

    In February 1997, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards No. 128, EARNINGS PER SHARE (SFAS 128). The Company is required to adopt SFAS 128 in the third quarter of fiscal 1998 and will restate at that time earnings per share (EPS) data for prior periods to conform with SFAS 128. Earlier application is not permitted.

    SFAS 128 replaces current EPS reporting requirements and requires a dual presentation of basic and diluted EPS. Basic EPS excludes dilution and is computed by dividing net income by the weighted average of common shares outstanding for the period. Diluted EPS reflects the potential dilution that could occur if securities or other contracts to issue commons stock were exercised or converted into common stock.

    If SFAS 128 had been in effect during the current and prior year periods, basic and diluted EPS would not have been materially different from EPS currently reported for such periods due to the Company's reported net losses.

    CONCENTRATIONS OF CREDIT RISK - Financial instruments which potentially subject the Company to a concentration of credit risk principally consist of cash and equivalents and trade accounts receivable. The Company places its cash and equivalents with what it believes are high quality financial institutions. The Company sells its products primarily to companies in North America and Europe. To reduce credit risk, management performs ongoing credit evaluations of its customers' financial condition. The Company maintains reserves for potential credit losses.

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

    FOREIGN CURRENCY TRANSLATION - All assets and liabilities of operations outside the United States are translated into U.S. dollars from their functional currency, which is the local currency, at year-end exchange rates. Income and expense items are translated at the average exchange rate for the year. Gains and losses resulting from translation are included in stockholders' equity. Gains and losses on foreign currency transactions have been included in the statements of operations. Such gains and losses have not been significant for the years ended March 31, 1997, 1996 and 1995.

2.  PROPERTY,  FURNITURE  AND  EQUIPMENT

    Property, furniture and equipment at March 31 consist of:

                                                          1997         1996
                                                              (IN THOUSANDS)

       Land and building                                  $   703     $   655
       Leasehold improvements                                  74          74
       Office equipment, furniture and fixtures             4,889       4,468
       Automobiles                                            379         435
                                                          -------     -------

       Total                                                6,045       5,632
       Accumulated depreciation and amortization           (4,595)     (3,801)
                                                          -------     -------

       Property, furniture and equipment - net            $ 1,450     $ 1,831
                                                          -------     -------
                                                          -------     -------


3.  ACCRUED  LIABILITIES

    Accrued liabilities at March 31 consist of:


                                                            1997      1996
                                                             (IN THOUSANDS)

       Salaries and benefits                              $   284     $   242
       Commissions                                             85         173
       Other                                                  749         426
                                                          -------     -------

                                                          $ 1,118     $   841
                                                          -------     -------
                                                          -------     -------

4.  LINE  OF  CREDIT

    The Company's wholly-owned subsidiary has a line of credit with a bank in the U.K. that allows the Company to borrow up to L80,000 ($131,000) at March 31, 1997, automatically upon overdraft of the Company's operating bank account. Interest on the overdraft is at the bank's prime rate (6% at March 31, 1997) plus 3%. Borrowings under the line of credit are secured by all assets of BHL and BSL and a life insurance policy. There were L2,840 ($5,000) and L94,072 ($144,000) borrowings under the line of credit at March 31, 1997 and 1996, respectively. The line of credit expires in June 1997.

5.  LONG-TERM  DEBT

    Long-term debt at March 31 consists of:

                                                     1997            1996
                                                          (IN THOUSANDS)

       Capital lease obligations                    $    27        $    98

       Convertible debentures notes
        payable, 8%, due June 3, 1999                 1,646            -

       Note payable to finance company,
        8.57%, due in monthly
        installments of $18,331 through May 1996         64             36
                                                    -------        -------

                                                      1,737            134

       Less current portion                              91            108
                                                    -------        -------

       Total long-term debt                         $ 1,646        $    26
                                                    -------        -------
                                                    -------        -------


    CONVERTIBLE DEBENTURE NOTES - In June 1996, the Company sold a total of $7,350,000 of convertible debenture notes (the Notes). The Notes accrue interest at an annual rate of 8%, beginning on the date of issue, with the principal due and payable three years from the date of issue if and to the extent that the Notes are not previously redeemed or converted. The Notes are convertible at the option of the Noteholders into common stock at a price equal to the lesser of $3.25 or 85% of the average closing bid price for the common stock on the NASDAQ National Market for the five trading days prior to the date of conversion.

    The conversion of the Notes at 85% of the average closing bid price of the Company's common stock results in the Notes being issued at a 15% discount (the Conversion Discount). Upon issuance of the Notes, the amount related to the Conversion Discount of $1,297,000 was allocated to additional paid-in capital and, therefore, such amount represents an original issue discount to the Notes. The Conversion Discount is being amortized to interest expense from the date of issuance through the date the security is most favorably convertible to the noteholders, with a corresponding increase to the original principal amount of the Notes. Upon conversion of the Notes, any portion of the Conversion Discount not previously recognized is recorded as interest expense on that date. In addition, the stated 8% annual interest is being recognized using the effective interest method over the term of the Notes. During the year ended March 31, 1997, a total of $1,297,000 was recorded as interest expense relating to amortization of the Conversion Discount.

    During fiscal 1997, the Company redeemed $998,000 of Notes for a total cost of $1,390,000. The premium paid of $392,000 was recorded as a reduction of the additional paid-in capital established upon original issuance of the debentures, as described in the previous paragraph. Related issuance costs totaling $70,000 were also expensed upon redemption.

    On June 2, 1997, the Noteholders converted the remaining $1,828,000 of Notes, plus accrued interest of $131,000 into 3,722,833 shares of the Company's common stock. Such amount will be recorded net of issuance costs of $182,000 in the first quarter of fiscal 1998.

6.  STOCKHOLDERS'  EQUITY

    COMMON STOCK - During fiscal 1997, $4,524,000 of 8% convertible debentures, plus accrued interest were converted into 7,479,380 shares of the Company's common stock.

    In fiscal 1996, $2,900,000 of 8% convertible debentures and $2,750,000 of 5% convertible debentures plus accrued interest, were converted into 1,212,875 and 1,596,337 shares, respectively, of the Company's common stock.

    In fiscal 1996, the Company reissued all remaining shares of treasury stock. 175,942 shares were reissued in conjunction with the conversion of 8% and 5% convertible debentures discussed above at a price of $1.78 -$1.98 per share, and 17,680 shares were reissued under the Employee Stock Purchase Plan at a price of $2.50 per share. 2,000 shares were reissued in conjunction with the exercise of stock options at a price of $1.00 per share. The difference between the proceeds received and the cost resulted in an appropriation charge to accumulated deficit of $1,181,000.

    In fiscal 1995, the Company acquired 221,600 shares of the Company's common stock at an average price of $7.96. The Company reissued 25,978 shares of the treasury stock under the Employee Stock Purchase Plan at a price of $4.25 per share. The difference between the fair value at the date of issuance and the cost resulted in an appropriation charge to accumulated deficit of $96,000.

    The Company has reserved 3,954,578 shares of common stock for issuance upon exercise of warrants and options to purchase shares of the Company's common stock.

    WARRANTS - The Company granted five-year warrants to purchase 70,000, 70,000 and 202,500 shares of common stock to members of the Company's Board of Directors under the 1993 Director's Warrant Plan during fiscal 1997, 1996 and 1995, respectively. The warrants were granted with an exercise price equal to the fair market value of the common stock at the date of grant and generally vest over three years. In connection with the issuance of the 8%, 5% and 8% convertible debentures in 1997, 1996 and 1995, respectively, the Company granted warrants to purchase 137,200, 80,000 and 47,590 shares of common stock at $3.38, $5.85 and $4.25 per share, respectively. A value of $114,000 has been allocated to such warrants granted in fiscal 1997 and recorded as additional paid-in capital. No value was allocated to the warrants in 1996 and 1995 as such value was deemed to be insignificant.

    The following summarizes warrants outstanding:

                                        WARRANTS           EXERCISE PRICE

       Warrants outstanding
        at April 1, 1994                2,105,834    $  1.00     -    $  16.00

       Granted                            250,090    $  4.00     -    $   6.50
       Exercised                         (240,834)   $  1.00     -    $   3.38
       Canceled                           (41,667)            $16.00
                                        ---------
       Warrants outstanding
        at March 31, 1995               2,073,423    $  1.00      -   $  16.00

       Granted                            150,000    $  1.00      -   $   5.85
                                        ---------

       Warrants outstanding
        at March 31, 1996               2,223,423    $  1.00      -   $  16.00

       Granted                            207,200    $  1.09      -   $   3.38
       Exercised                          (50,000)   $  1.00      -   $   2.04
       Canceled                        (1,375,000)   $  2.00      -   $   2.04
                                        ---------

       Warrants outstanding
        at March 31, 1997               1,005,623    $  1.09          $  16.00
                                        ---------
                                        ---------

    The warrants expire at various dates between 1998 and 2001. At March 31, 1997, there are 847,082 warrants exercisable.

    EMPLOYEE STOCK PURCHASE PLAN - In May 1995, the Company adopted the 1995 Employee Stock Purchase Plan (the Plan) and reserved 225,000 shares of common stock for issuance under the Plan. The Plan permits eligible employees to purchase common stock through payroll deductions of up to a maximum of 10% of their eligible compensation at 85% of the fair market value at the beginning or end of each six-month offering period. During fiscal 1997, 1996 and 1995, 88,604 shares were issued at a weighted average price of $.70 per share, 35,316 shares were issued at a weighted average price of $2.47 per share and 25,978 shares were issued at a weighted average price of $4.25 per share, respectively. The weighted average fair value of the fiscal 1997 and 1996 awards was considered insignificant. At March 31, 1997, 75,102 shares have been reserved for further issuance.

7.  STOCK  OPTIONS

    Under the Company's Amended and Restated 1987 Stock Option Plan, incentive and non-qualified stock options to purchase a total of 2,500,000 shares of common stock may be granted to directors, officers, key employees and consultants. In fiscal years 1997 and 1996, the Board of Directors amended the Plan to increase the number of authorized shares by 450,000 and 350,000 shares, respectively. The Plan is administered by a committee of the Board which is empowered to grant either nonqualified or incentive stock options. The exercise price is determined by the committee at the time of the granting of an option, but in the case of incentive stock options, the exercise price shall not be less than the fair market value on the date of the grant. Generally, options vest and become exercisable over a four- or five-year period. On February 22, 1994, the Board of Directors amended the vesting schedule for future options granted under the Plan. In the first full year of employment 20% of the shares will vest. Thereafter, each option shall vest at the rate of 20% during the second year, 25% during the third year and 35% during the fourth year.

    The following table summarizes the activity under the Plan:


                                                           OPTIONS OUTSTANDING
                                                         -----------------------
                                                                       WEIGHTED
                                              OPTIONS                   AVERAGE
                                             AVAILABLE                 EXERCISE
                                             FOR GRANT      SHARES       PRICE

Balances, April 1, 1994                       508,398      1,698,810    $ 9.56
  Granted                                  (1,403,597)     1,403,597      4.89
  Canceled                                  1,256,024     (1,256,024)    12.00
  Exercised                                      -           (31,860)     4.23
                                           ----------     ----------

Balances, March 31, 1995                      360,825      1,814,523      4.35

  Additional authorization                    350,000              -       -
  Granted (weighted average fair
    value at $0.45 per share)                (809,950)       809,950      2.85
  Canceled                                    793,572       (793,572)     4.62
  Exercised                                         -        (24,643)     2.89
                                           ----------     ----------

Balances, March 31, 1996                      694,447      1,806,258      3.58

  Additional authorization                    450,000          -
  Granted (weighted average
    fair value: $.20 per share)            (1,216,000)     1,216,000
  Canceled                                  1,458,996     (1,458,996)     3.61
  Exercised                                         -         (1,750)     1.00
                                           ----------     ----------

Balances, March 31, 1997                    1,387,443      1,561,512    $ 1.72
                                           ----------     ----------
                                           ----------     ----------


Additional information regarding options outstanding as of March 31, 1997 is as follows:

                                        OPTIONS OUTSTANDING
                                      ------------------------
                                                                    OPTIONS EXERCISABLE
                                      WEIGHTED                    ----------------------
                                      AVERAGE      WEIGHTED        WEIGHTED      WEIGHTED
RANGE OF                             REMAINING     AVERAGE        AVERAGE        AVERAGE
EXERCISE                NUMBER      CONTRACTUAL    EXERCISE        NUMBER        EXERCISE
PRICES                OUTSTANDING      LIFE         PRICE        EXERCISABLE      PRICE
----------------      -----------                 ----------     ------------    --------
$ .7188 - $2.00        1,074,950       9.68         $ .95           25,200        $2.00
 2.375  -  3.625         401,050       7.79          3.07          166,390         3.18
 4.50   -  5.25           85,512       7.37          5.02           48,333         5.01
$ .7188 - $5.25        1,561,512       9.07         $1.72          239,923        $3.42


ADDITIONAL STOCK PLAN INFORMATION

The Company Accounts for its stock-based awards using the intrinsic value method in accordance with Accounting Principles Board No. 25, ACCOUNTING FOR STOCK ISSUED TO EMPLOYEES, and its related interpretations. Accordingly, no compensation expense has been recognized in the financial statements for employee stock arrangements.

Statement of Financial Accounting Standards No. 123, ACCOUNTING FOR STOCK-BASED COMPENSATION, (SFAS 123) requires the disclosure of pro forma net loss and net loss per share had the Company adopted the fair value method as of the beginning of fiscal 1996. Under SFAS 123, the fair value of stock-based awards to employees is calculated through the use of option pricing models, even though such models were developed to estimate the fair value of freely tradable, fully transferable options without vesting restrictions, which significantly differ from the Company's stock option awards. These models also require subjective assumptions, including future stock price volatility and estimated term. These calculations were made using the Black-Scholes option pricing model with the following weighted average assumptions: expected life, 36 months following vesting; stock volatility, 40% in 1997 and 1996; risk free interest rates, 5.8% and 6.0% in 1997 and 1996; and no dividends during the expected term. The Company's calculations are based on a multiple option valuation approach and forfeitures are recognized as they occur. If the computed fair values of the 1997 and 1996 had been amortized to expense over the vesting period of the awards, pro forma net loss would have been $8,213,000 ($.69 per share) in 1997 and $5,777,000 ($.65 per share) in 1996. However, the impact of outstanding nonvested stock options granted prior to 1996 has been excluded from the pro forma calculation; accordingly, the 1997 and 1996 pro forma adjustments are not indicative of future period pro forma adjustments, when the calculation will apply to all applicable stock options.

8.  INCOME  TAXES
    Income tax expense consists of:

                                             1997         1996        1995
                                                     (IN THOUSANDS)
                                               -------------------------------
   Current:
     Federal                                $  -         $  -        $  -
     State                                     27           23          25
     Foreign                                    3           12         103
                                            -----        -----       -----

     Total                                  $  30        $  35       $ 128
                                            -----        -----       -----
                                            -----        -----       -----

    Pretax foreign loss was $1,610,000, $1,732,000 and $1,900,000 in 1997, 1996 and 1995, respectively.

    The effective tax rate differs from the federal statutory income tax rate as follows:

                                               1997          1996        1995

   Tax at federal statutory rate              (35.0)%      (35.0)%     (35.0)%
   Change in valuation allowance               33.4         35.5        23.3
   Permanent and other differences, net         2.0          0.1        12.7
                                                -----       -----        -----

                                                0.4 %        0.6 %       1.0 %
                                                -----       -----        -----
                                                -----       -----        -----

    Deferred income taxes reflect the net tax effects of temporary differences between the carrying amount of assets and liabilities for financial reporting purposes and the amounts used for income tax purposes, as well as operating loss carryforwards. Significant components of the Company's deferred income tax assets and liabilities are as follows (in thousands):

                                                    1997           1996

    Deferred tax assets
      Net operating losses                        $  11,571      $   9,670
      Depreciation                                      317            140
      Accruals and reserves
       recognized in different periods                  824            580
      Tax credits                                       673            490
      Capitalized software                              443            500
                                                  ---------      ---------

    Total                                            13,828         11,380
    Valuation allowance                             (13,828)       (11,380)
                                                  ---------      ---------

    Net deferred tax assets                       $    -         $    -
                                                  ---------      ---------
                                                  ---------      ---------



    The net operating losses included in deferred tax assets at March 31, 1997 and 1996 includes $366,000 and $400,000, respectively, of tax benefits relating to the exercise and sale by employees of certain incentive stock options. When the Company becomes profitable, the benefit associated with the stock compensation will be recorded as an adjustment to stockholder's equity.

    Due to uncertainties surrounding the timing of realizing the benefits of its net favorable tax attributes in future tax returns, the Company has placed a full valuation allowance against its net deferred tax assets at March 31, 1997 and 1996. The net change in the valuation allowance was an increase of $2,076,000 in 1997 and $4,150,000 in 1996.

    At March 31, 1997, the Company had net operating loss carryforwards which expire as follows (in thousands):

                                          FEDERAL     CALIFORNIA    FOREIGN

       1998                                           $  1,430
       1999                                                101
       2000                             $     321        2,772
       2001                                    42          550
       2002                                   246        2,472
       2003                                 2,494
       2004                                   834
       2005                                 1,272
       2006                                 1,440
       2007                                 1,210
       2008                                 1,340
       2009                                 1,446
       2010                                 9,042
       2011                                 3,476
       2012                                 4,569
       No expiration date                                         $  4,309
                                        ---------     --------    --------

                                        $  27,732     $  7,325    $  4,309
                                        ---------     --------    --------
                                        ---------     --------    --------

    The Tax Reform Act of 1986, as amended, and the California Conformity Act of 1987 impose substantial restrictions on the utilization of net operating loss and tax credit carryforwards in the event of an "ownership change," as defined by the Internal Revenue Code. An "ownership change" took place in 1992, and the Company is limited to using $780,000 per year of federal and California net operating loss carryforwards accrued through that date (a total of $7,859,000 federal and $1,280,000 California). It has not been determined whether there have been subsequent ownership changes which would further limit the net operating losses and credits.

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

    The Company contributed a total of $139,000, $129,000 and $143,000 to the BRB and BSL plans for the years ended March 31, 1997, 1996 and 1995, respectively.

    The Company sponsors the Blyth Software Inc. 401(k) Savings and Retirement Plan (the Plan). Employees meeting the eligibility requirements, as defined, may contribute specified percentages of their salaries. Under the Plan, which is qualified under Section 401(k) of the federal tax laws, the Company's Board of Directors, at its sole discretion, may make a discretionary profit-sharing contribution to the Plan. Moreover, the Company is not obligated, but may at its discretion, pay certain administrative costs on behalf of the Plan. For the years ended March 31, 1997, 1996 and 1995, discretionary contributions of $14,000, $19,000 and $30,000, respectively, were made to the Plan.

10. COMMITMENTS  AND  CONTINGENCIES

    LEASES

    The Company leases its facilities under noncancelable operating lease agreements. Rent expense on these leases is recognized ratably over the entire lease term. The Company is required to pay property taxes, insurance and normal maintenance costs.

    Future minimum rental commitments under equipment capital leases and noncancelable operating leases as of March 31, 1997 are as follows:

     YEAR ENDING                                       CAPITAL    OPERATING
      MARCH 31,                                        LEASES      LEASES
                                                         (IN THOUSANDS)
                                                      -------------------
       1998                                           $  27        $ 240
       1999                                               -           47
       2000                                               -           47
       2001                                               -           47
       2002                                               -           47
    Thereafter                                            -          493
                                                      -----        -----
    Total minimum lease payments                      $  27        $ 921
                                                      -----        -----
                                                      -----        -----


    Equipment under capital leases had a net book value of $73,000 and $98,000 at March 31, 1997 and 1996, respectively.

    Rent expense of $559,000, $687,000 and $727,000 was incurred in 1997, 1996 and 1995, respectively.

    In April 1997, the Company entered into a long-term facilities lease expiring in May 2002. Future minimum annual payments under the new lease are $988,000, $627,000, $654,000, $680,000, $707,000 and $135,000 for 1998,
    1999, 2000, 2001, 2002 and thereafter, respectively.

11. SEGMENT  INFORMATION

    The following table presents information concerning the Company's domestic and foreign operations. Blyth U.S. serves the United States and Canada and Blyth U.K. serves the United Kingdom and Europe. The Company's operating revenues were generated primarily from the sale of personal microcomputer software and service contracts related to that software.

                                              1997       1996          1995
                                                    (IN THOUSANDS)
                                          ------------------------------------

    Revenue by geographic region:
      United States                        $   6,580   $  10,222    $  12,398
      Europe                                   3,820       3,481        4,317
                                           ---------   ---------    ---------

      Total                                $  10,400   $  13,703    $  16,715
                                           ---------   ---------    ---------
                                           ---------   ---------    ---------

    Operating loss by geographic region:
      United States                        $  (5,073)  $  (4,051)   $ (10,636)
      Europe                                  (1,563)     (1,717)      (1,916)
                                           ---------   ---------    ---------

      Total                                $  (6,636)  $  (5,768)   $  12,552)
                                           ---------   ---------    ---------
                                           ---------   ---------    ---------

    Total assets:
       United States                       $   7,688   $   7,980    $  10,437
       Europe                                  2,359       2,861        3,935
                                           ---------   ---------    ---------

       Total                               $  10,047   $  10,841    $  14,372
                                           ---------   ---------    ---------
                                           ---------   ---------    ---------

    Export sales from the U.S.
      (included in total U.S.
      sales above):
      Latin America                        $     564   $   1,287    $     174
      Asia                                       175         265        1,434
      Australia                                   34         259          -
      Canada                                     169         213          399
      Caribbean                                   11          35          -
      Europe                                       2          18            7
                                           ---------   ---------    ---------

    Total                                  $     955   $   2,077    $   2,014
                                           ---------   ---------    ---------
                                           ---------   ---------    ---------

    One customer accounted for 13% and 16% of net revenues in 1997 and 1996, respectively. No other customers accounted for net revenues in excess of 10% in 1995.
                                      * * * * *