Form 10-K405/A
period 1997-03-31
BLYTH HOLDINGS INC
filed 1997-07-29
CIK 820738

                          SECURITIES AND EXCHANGE COMMISSION
                               Washington, D.C.  20549

                                      FORM 10-K/A-1

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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. [X] Yes [ ] No

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this
Form 10-K.    [ ]

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


EXECUTIVE OFFICERS OF THE REGISTRANT

    The following sets forth certain information regarding the executive officers of the Company as of July 31, 1997:

Name                         Age       Position
----                         ---       --------
Timothy P. Negris            42        Chairman, President and Chief Executive
                                       Officer
David R. Seaman              44        Vice President and Chief Technical
                                       Officer and Founder
Patrick R. McEntee           44        Vice President, Marketing
Peter C. Mork                53        Vice President, Worldwide Sales
David C. Colby               43        Director and Acting Chief Financial
                                       Officer


     Mr. Negris joined the Company in November 1996 as the Executive Vice President of Marketing and Development. In February 1997, Mr. Negris was promoted to the position of President and Chief Executive Officer and was appointed a member of the Board of Directors. In July 1997 he was appointed Chairman of the Board. Prior to joining the Company, Mr. Negris was employed by IBM Software Solutions Division, serving as Vice President of Sales and Marketing from April 1995 to October 1996, and as Vice President of Applications Development Tools Marketing and Vice President of Industry Solutions Marketing from June 1994 to April 1995. Prior to joining IBM, Mr. Negris was employed by Oracle Corporation as Vice President of Server Product Marketing from March 1993 to January 1994 and Senior Director of Corporate Strategy from December 1991 to March 1993.

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

    Mr. Mork has served as Vice President of Worldwide Sales since he joined the company in April 1997. Prior to joining the Company, Mr. Mork served as Vice President of Worldwide Sales from 1995 to 1996 at Persistence Software, Inc., a start-up company with object-oriented middleware facilitating the access of relational databases. Mr. Mork was President and Chief Executive Officer from 1992 to 1994 at Aurum Software, Inc., a sales applications company, and Vice President of North American Sales from 1986 to 1990 at Sybase, Inc., a database software company.

    Mr. Colby, a Director of the Company since February 1997, was appointed Acting Chief Financial Officer in May 1997. Mr. Colby is currently the Chief Operating Officer of American Medical Responses Health Services Group. From April 1996 to April 1997, Mr. Colby served as Executive Vice President and Chief Financial Officer of American Medical Response, one of the largest operators of health care transportation services in the United States. From July 1988 to April 1996 Mr. Colby was the Senior Vice President and Treasurer at Columbia/HCA Healthcare Corporation, one of the nation's largest hospital operators.

                             PART III

ITEM 10. DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

    Information regarding directors of the Company is set forth below. Current Executive Officers of the Registrant found under the caption "Executive Officers of the Registrant" in Part I hereof is also incorporated by reference into this Item 10.


The Bylaws of the Company provide that the Board of Directors shall be composed of seven directors divided into three classes composed of two members in each of Classes I and II and three members in Class III. The directors are elected to serve staggered three-year terms, with the term of one class of directors expiring each year. Following the meeting there will be one vacancy in each Class I and Class III.

The following persons have been nominated as Class III Directors:


                                                                                                      Director
Name of Nominee                                Age      Principal Occupation                           Since
-------------------------------------------------------------------------------------------------------------
-------------------------------------------------------------------------------------------------------------
 Richard J. Hanschen (1) . . . . . . . . . . .  74      Chairman and Chief Executive Officer of         1990
                                                        New Business Resources II, Inc., an
                                                        investment firm
 Timothy P. Negris . . . . . . . . . . . . . .  42      Chairman, President and Chief Executive         1997
                                                        Officer of the Company

-------------------------------------------------------------------------------------------------------------
-------------------------------------------------------------------------------------------------------------


    The term of the following Class I Director will expire at the 1999 Annual
     Meeting of Stockholders:

                                                                                                      Director
Name                                           Age *    Principal Occupation                           Since
-------------------------------------------------------------------------------------------------------------
-------------------------------------------------------------------------------------------------------------

 Christopher J. Steffen  . .. . . . . . . . .  55      Private Investor                                1996
-------------------------------------------------------------------------------------------------------------
-------------------------------------------------------------------------------------------------------------

    The term of the following Class II Directors will expire at the 1998 Annual
     Meeting of Stockholders:


                                                                                                      Director
Name                                           Age *    Principal Occupation                           Since
-------------------------------------------------------------------------------------------------------------
-------------------------------------------------------------------------------------------------------------

 William E. Konrad (1) . . . . . . . . . . . .  66      Private Investor                               1995

 David C. Colby. . . . . . . . . . . . . . . .  43      Chief Financial Officer of                     1997
                                                        American Medical Response

-------------------------------------------------------------------------------------------------------------
-------------------------------------------------------------------------------------------------------------

 *  As of July 31, 1997.
(1) Member of the Compensation and Options Committee and the Audit Committee

    Except as follows, each director has been engaged in his principal occupation set forth above during the past five years. There is no family relationship between any director or executive officer of the Company.

    Mr. Negris joined the Company in November 1996 as the Executive Vice President of Marketing and Development. In February 1997 Mr. Negris was promoted to the position of President and Chief Executive Officer and was appointed a member of the Board of Directors. In July 1997 he was appointed Chairman of the Board. Prior to joining the Company, Mr. Negris was employed by IBM Software Solutions Division, serving as Vice President of Sales and Marketing from April 1995 to October 1996, and as Vice President of Applications Development Tools Marketing and Vice President of Industry Solutions Marketing from June 1994 to April 1995. Prior to joining IBM, Mr. Negris was employed by Oracle Corporation as Vice President of Server Product Marketing from March 1993 to January 1994 and Senior Director of Corporate Strategy from December 1991 to March 1993.

    Mr. Steffen served as Vice Chairman of Citicorp/Citibank from May 1993 to
December 1996.   Mr. Steffen served as Chief Financial Officer and Executive
Vice President for Honeywell from April 1989 to February 1993 and acted as Senior Vice President and Chief Financial Officer for Kodak from February 1993 to May 1993.

    Mr. Colby, a Director of the Company since February 1997, was appointed Acting Chief Financial Officer in May 1997. Mr. Colby is currently the Chief Operating Officer of American Medical Responses Health Services Group. From April 1996 to April 1997, Mr. Colby served as Executive Vice President and Chief Financial Officer of American Medical Response, one of the largest operators of health care transportation services in the United States. From July 1988 to April 1996 Mr. Colby was the Senior Vice President and Treasurer at Columbia/HCA Healthcare Corporation, one of the nation's largest hospital operators.

Compliance with Section 16(a) of the Exchange Act

    Section 16(a) of the Securities Exchange Act of 1934 requires the Company's officers and directors, and persons who own more than ten percent of a registered class of the Company's equity securities to file reports of ownership on Form 3 and changes in ownership on Form 4 or 5 with the Securities and Exchange Commission (the "SEC") and the National Association of Securities Dealers, Inc. Such officers, directors and ten-percent stockholders are also required by SEC rules to furnish the Company with copies of all forms that they file pursuant to Section 16(a). Based solely on its review of the copies of such forms received by it, or written representations from certain reporting persons that no other reports were required for such persons, the Company believes that all Section 16(a) filing requirements applicable to its officers, directors and ten-percent stockholders were complied with in a timely fashion, except that the Forms 3 for Christopher Steffen and Patrick McEntee were filed late.



ITEM 11. EXECUTIVE COMPENSATION

SUMMARY COMPENSATION

    The following table shows, as to the Chief Executive Officer and each of the other current executive officers and former executive officers whose salary plus bonus exceeded $100,000, information concerning compensation awarded to, earned by or paid for services to the Company in all capacities during the last three fiscal years:

                                                 Summary Compensation Table

                                                                                                   Long-Term
                                                                                                 Compensation
                                                                                                 ------------
                                                    Annual Compensation                             Awards
                                   ----------------------------------------------------------       ------
                                     Year                                      Other Annual                           All Other
                                    Ended        Salary           Bonus        Compensation         Options         Compensation
Name and Principal Position        March 31,       ($)             ($)              ($)               (#)                ($)
---------------------------        ---------     ------           -----        ------------         -------         ------------
 TIMOTHY P. NEGRIS (1)                1997         $71,590         --                --              750,000             $60,000
 President and Chief Executive        1996         --              --                --                --                --
 Officer                              1995         --              --                --                --                --
--------------------------------------------------------------------------------------------------------------------------------
 DAVID R. SEAMAN (2)                  1997        $126,580         --                $56,009           --                --
 Vice President and Research and      1996        $124,332         --                $48,400          10,000             --
 Development Director of Blyth        1995        $124,714         --                $54,412           --                --
 Software Limited
--------------------------------------------------------------------------------------------------------------------------------
 PATRICK R. MCENTEE  (3)              1997         $43,750         --                --              100,000             --
 Vice President, Marketing            1996         --              --                --                --                --
                                      1995         --              --                --                --                --
--------------------------------------------------------------------------------------------------------------------------------
 MICHAEL J. MINOR (4)                 1997        $166,974         --                --              100,000            $139,515
 Former Chief Executive Officer       1996        $185,000         --                --                --                   $924
                                      1995        $185,000         --                --              250,000              $1,017
--------------------------------------------------------------------------------------------------------------------------------
 STEPHEN R. LORENTZEN (5)             1997        $145,833         --                --                --                $29,167
 Former President and Chief           1996        $153,125         --                --              190,000             $44,765
 Operating Officer                    1995         --              --                --                --                --
--------------------------------------------------------------------------------------------------------------------------------
--------------------------------------------------------------------------------------------------------------------------------


(1) Mr. Negris joined the Company in November 1996 as its Vice President of Marketing and Development. Mr. Negris was elected as President and Chief Executive Officer in February 1997. His annual base salary is $180,000. "Other Annual Compensation" represents relocation expenses.
(2) Mr. Seaman is paid in pounds sterling, which have been converted into U.S. dollars at the exchange rate in effect on March 31 of the applicable fiscal year. "Other Annual Compensation" represents the value of the use of an automobile and amounts paid or reimbursed for automobile use ($15,712 in 1995, $11,400 in 1996 and $16,805 in 1997) and amounts contributed to the Blyth Holdings Limited Retirement Benefits Scheme and the Blyth Software Limited Retirement Scheme on Mr. Seaman's behalf (an aggregate of $38,421 in 1995, $37,000 in 1996 and $39,204 in 1997).
(3) Mr. McEntee joined the Company in January 1997 and his annual base salary is $144,200.
(4) Mr. Minor served as President of the Company from June 1991 to May 1995 and as Chief Executive Officer from June 1991 through February 1997. Mr. Minor received a warrant to purchase 100,000 shares of Common Stock in February 1997 as part of his separation from the Company. This warrant has an exercise price of $1.094 and a term of five years. "All Other
    Compensation" listed for Mr. Minor for 1997 includes $138,750 as a severance payment and $765 contributed by the Company under its 401(k) Plan. See "--Other Employee Benefit Plans and Termination of Employment Arrangement." "All Other Compensation" listed for Mr. Minor for 1996 and 1995 represents amounts contributed by the Company under its 401(k) Plan.
(5) Mr. Lorentzen served as President and Chief Operating Officer of the Company from May 1995 through January 1997. "All Other Compensation" listed for Mr. Lorentzen in 1997 includes $29,167 paid as severance. The Company also paid Mr. Lorentzen an additional $58,333 as severance following March 31, 1997. "All Other Compensation" listed for Mr.
    Lorentzen in 1996 includes $525 contributed by the Company under its 401(k) plan and moving expenses of $44,240 paid to Mr. Lorentzen in connection with his relocation to the San Francisco Bay Area from the East Coast.

STOCK OPTION GRANTS AND EXERCISES

    The following table shows, as to the individuals named in the Summary Compensation Table above, (the "Named Executive Officers") information concerning stock options granted during the fiscal year ended March 31, 1997. This table also sets forth hypothetical gains or "option spreads" for the options at the end of their respective terms, as calculated in accordance with the Rules of the Securities and Exchange Commission. Each gain is based on an arbitrarily assumed annualized rate of compound appreciation of the market price at the date of the grant of 5% and 10% from the date the option was granted to the end of the option term. The 5% and 10% rates of appreciation are specified by the rules of the Securities and Exchange Commission and do not represent the Company's estimate or projection of future Common Stock prices. The Company does not necessarily agree that this method properly values an option. Actual gains, if any, on option exercises are dependent on the future performance of the Company's Common Stock and overall market conditions.

                                                  Option Grants In Last Fiscal Year
                                                          Individual Grants (1)
                                        -----------------------------------------------------------
                                                                                                      Potential Realizable
                                        Number of                                                       Value at Assumed
                                        Securities        % of Total                                 Annual Rates of Stock
                                        Underlying         Options                                     Price Appreciation
                                         Options          Granted to        Exercise                  for Option Term (3)
                                         Granted         Employees in        Price       Expiration   --------------------
                Name                      (#)(1)       Fiscal Year (2)       ($/Sh)         Date        5%($)      10%($)
 ----------------------------------      --------      ---------------      --------     ----------   --------     -----
 Timothy P. Negris . . . . . . .          250,000            19%            $1.0000       11/11/06    $157,224   $398,436
                                          500,000            38%              .7188       03/20/07     226,025    572,791
 David R. Seaman . . . . . . . . .         10,000             1%             3.3130       05/20/06      20,835     52,801
 Patrick R. McEntee  . . . . . . .        100,000             6%             1.2188       01/21/07      76,650    194,245
 Michael J. Minor (4)  . . . . . .        100,000             6%             1.094        02/05/02      30,225     66,790
 Stephen R. Lorentzen (5)  . . . .             --             --              --             --             --         --
-----------------------------------


(1) Options granted under the Company's 1987 Stock Option Plan and 1996 Stock Plan are granted with an exercise price not less than at 100% of fair market value of the Company's Common Stock at the date of grant and generally vest over a four-year period.
(2) During the fiscal year ended March 31, 1997, the Company granted a total of 1,316,000 options and warrants to employees.
(3) This column sets forth hypothetical gains or "option spreads" for the options at the end of their respective ten-year terms, as calculated in accordance with the rules of the Securities and Exchange Commission. Each gain is based on an arbitrarily assumed annualized rate of compound appreciation of the market price at the date of grant of 5% and 10% from the date the option was granted to the end of the option term. The 5% and 10% rates of appreciation are specified by the rules of the Securities and Exchange Commission and do not represent the Company's estimate or projection of future performance of the Company's Common Stock and overall market conditions.
(4) Mr. Minor received a warrant to purchase 100,000 shares of Common Stock as part of his resignation from the Company in February 1997. See "--Other Employee Benefit Plans and Termination of Employment Arrangement."
(5) Mr. Lorentzen resigned his positions with the Company in January 1997.

    No options were exercised by the Named Executive Officers during the last fiscal year. The following table shows, as to the Named Executive Officers, the number of securities underlying outstanding options held by them at March 31, 1997. None of such options were in the money at March 31, 1997.

                     AGGREGATED OPTION EXERCISES IN LAST FISCAL YEAR
                            AND FISCAL YEAR-END OPTION VALUES

                                Number of Securities Underlying Unexercised
                                      Options at March 31, 1997 (#)(1)
                                   -------------------------------------
       Name                         Exercisable            Unexercisable
----------------------------       -------------          ---------------
 Timothy P. Negris . . . . .             --                   750,000

 David R. Seaman . . . . . .          100,000                  10,000

 Patrick R. McEntee  . . . .             --                   100,000

 Michael J. Minor (3)  . . .          100,000                    --
 Stephen R. Lorentzen (3)  .             --                      --
----------------------------

(1) The Company has not granted any stock appreciation rights and its stock plans do not provide for the granting of such rights.
(2) Calculated by determining the difference between the fair market value of the securities underlying the options at March 31, 1997 (the closing price of the Common Stock of the Company was listed on the Nasdaq National Market at $0.65625 per share on March 31, 1997) and the exercise price of the option. None of the options above are currently in-the-money.
(3) Mr. Minor resigned his position with the Company in February 1997 and Mr. Lorentzen resigned his position with the Company in January 1997. All of their options, other than the warrant to purchase 100,000 shares granted to Mr. Minor upon his resignation, terminated without being exercised. See "--Other Employee Benefit Plans and Termination of Employment Arrangement."

OTHER EMPLOYEE BENEFIT PLANS

EMPLOYMENT CONTRACTS  -

    The Service Agreement effective April 1, 1990 between the Company and Mr. Seaman retains Mr. Seaman as the Company's chief technical officer for an initial term of four (4) years, which is automatically renewed for subsequent two year terms unless the agreement is terminated by either party by delivery of six months prior notice. The Service Agreement was automatically renewed for two year terms in April 1994 and April 1996. It provides for an annual base salary of 48,000 pounds sterling, with annual increases based on a United Kingdom consumer index throughout the term of the agreement. In addition, Mr. Seaman is entitled to an annual incentive bonus of 25% of his base salary if certain annual profitability goals are achieved (no bonuses have been paid to date), to an automobile and payments or reimbursements for automobile expenses, and to Company contributions to a retirement plan on his behalf. See "Blyth Holdings Limited Retirement Benefits Scheme" and "Blyth Software Limited Retirement Benefits Scheme."

BLYTH HOLDINGS LIMITED RETIREMENT BENEFITS SCHEME

    The Company, through its United Kingdom subsidiary, Blyth Holdings Limited (formerly Blyth Holdings Limited), sponsors a retirement plan, the Blyth Retirement Benefits Scheme ("BHL Retirement Plan"). The only participant in the BHL Retirement Plan is David R. Seaman. Participation in the BHL Retirement Plan is frozen; no additional employees may participate. The BHL Retirement Plan provides retirement benefits upon attainment of normal retirement age and incidental benefits in case of death or termination of employment prior to retirement. A participant's normal retirement benefit is 66.66% of his final remuneration, reduced if the participant has less than ten years of service with Blyth Holdings Limited. Blyth Holdings Limited makes annual contributions under the BHL Retirement Plan to fund promised retirement benefits. The BHL Retirement Plan is partially insured through the Sun Life Assurance Society.
The assets held under the BHL Retirement Plan which are not used to pay insurance premiums are held in trust for investment purposes for the benefit of the BHL Retirement Plan. Blyth Holdings Limited retains the right to terminate the BHL Retirement Plan at any time upon thirty days prior written notice.

BLYTH SOFTWARE LIMITED RETIREMENT BENEFITS SCHEME

    The Company also sponsors a retirement plan called the Blyth Software Ltd. Retirement Benefits Scheme ("Blyth Software Retirement Plan") for substantially all employees of Omnis Software Limited (formerly Blyth Software Limited). The Blyth Software Retirement Plan provides retirement benefits upon attainment of normal retirement age and incidental benefits in case of death or termination of employment prior to retirement. Blyth Software Limited makes annual contributions under the Blyth Software Retirement Plan to fund promised retirement benefits. In addition, participants are entitled to make voluntary contributions under the Blyth Software Retirement Plan to increase their benefits. Currently, Blyth Software Limited contributes an amount equal to 5/8% of each participants' compensation under the Blyth Software Retirement Plan. Blyth Software Limited retains the right to terminate the Blyth Software Retirement Plan at any time upon thirty days prior written notice.

401(K) EMPLOYEE SAVINGS PLAN

    The Company established a 401(k) Employee Savings and Retirement Plan (the "401(k) Plan") in November 1992. The 401(k) Plan is a qualified profit sharing plan and salary deferral program under the Federal tax laws and is administered by the Company. All employees of the Company (except for certain specifically excluded classifications as defined in the 401(k) Plan) are eligible to participate in the 401(k) Plan on the first day of each quarter upon attainment of age 21. Participants may defer from 1% to 15% of their total salary (including bonuses and commissions) each pay period through contributions to the 401(k) Plan. The Company makes a matching contribution of 10% of the amount contributed by the participant up to a maximum of 6% of the salary deferral. During fiscal 1997 the Company made $765.00 in contributions on behalf of Mike Minor. All salary deferral and Company matching contributions are credited to separate accounts maintained in trust for each participant and are invested, at the participant's direction, in one or more of the investment funds available under the 401(k) Plan. All account balances are adjusted at least annually to reflect the investment earnings and losses of the trust fund.

    Each participant is fully vested in the portion of his or her account under the 401(k) Plan which such participant contributed. The portion contributed by the Company vests over five years. Distribution may be made from a participant's account upon termination of employment, retirement, disability, death or in the event of financial hardship or attainment of age 59 1/2.

    The federal tax laws limit the amount which may be added to a participant's account for any one year under a qualified plan such as the 401(k) Plan to the lesser of (i) $30,000 or (ii) 25% of the participant's compensation (net of salary deferral contributions) for the year. In addition, not more than $9,500 of compensation may be deferred by a participant through salary deferral contributions in any one calendar year.

SEVERANCE ARRANGEMENT

    In connection with his resignation from the Company in February 1997, Mr. Minor and the Company entered into a Settlement Agreement and General Release pursuant to which Mr. Minor received a severance payment of $138,750, representing nine months of salary, together with a warrant to purchase 100,000 shares of Common Stock at an exercise price of $1.094 per share. This warrant has a term of 5 years. Mr. Minor also agreed, among other things, to serve as a consultant to the Company for a period of six months following his resignation.

DIRECTOR COMPENSATION

    The Company reimburses directors for travel and other out-of-pocket expenses incurred in attending Board meetings but no cash compensation is otherwise paid to directors.

    The 1993 Directors' Warrant Plan (the "Director Plan") was adopted by the Board of Directors in September 1993 and was approved by the stockholders in August 1994. The Director Plan provides for automatic non-discretionary grants of warrants to non-employee directors ("Outside Directors"). Each Outside Director elected on or after the date of adoption of the Director plan is automatically granted a warrant to purchase 60,000 shares of Common Stock upon the date he or she becomes a director of the Company. Mr. Konrad, Mr. Steffen and Mr. Colby each received such a grant when they were appointed to the Board of Directors. An Outside Director who is elected Chairman of the Board on or after the date of adoption of the Director Plan is automatically granted a warrant to purchase 90,000 shares of Common Stock on the date he or she is first elected Chairman. Thereafter, each Outside Director (other than the Chairman of the Board) is automatically granted a warrant to purchase 5,000 shares of Common Stock on September 1 of each year, provided that he or she has served for at least six (6) months as of such date and is then serving as an Outside Director ("Subsequent Warrant"). Mr. Hanschen received such a grant in September 1995 and 1996 and Mr. Colby, Mr. Hanschen, Mr. Konrad and Mr. Steffen each will receive such a grant in
September 1997.   An Outside Director who is serving as Chairman of the Board on September 1 of each year shall automatically be granted a warrant to purchase 7,500 shares of Common Stock, provided that he or she has served for at least six (6) months as of such date and is then serving as Chairman of the Board ("Subsequent Chairman Warrant"). The Director Plan provides that the exercise price of the warrants shall be equal to 100% of the fair market value of the Company's Common Stock on the date of grant of the warrants and that warrants will vest monthly over a three (3) year period.

    As of the Record Date, warrants to purchase 650,833 shares of the Company's Common Stock under the Director Plan were outstanding at a weighted average exercise price of $3.88 per share.

COMPENSATION COMMITTEE' INTERLOCKS AND INSIDER PARTICIPATION

    The Compensation and Options Committee was composed of Messrs. Hanschen and Konrad during fiscal 1997, both non-employee directors.

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

    The following table sets forth as of July 29, 1997 (the "Record Date"), certain information with respect to the beneficial ownership of the Company's Common Stock by (i) any person (including any "group" as that term is used in Section 13(d)(3) of the Securities Exchange Act of 1934, as amended (the "Exchange Act")) known by the Company to be the beneficial owner of more than 5% of any class of the Company's voting securities, (ii) each director and each nominee for director, (iii) each of the named executive officers identified in the Summary Compensation Table appearing herein, and (iv) all directors and executive officers of the Company as a group.

                                                       Number of      Percent
                Name and Address (1)                    Shares       of Total
--------------------------------------------------     -------       --------
 Richard J. Hanschen (2) . . . . . . . . . . . . .     497,500         2.33%
    12102 Vendome Place
    Dallas, TX 75230

 Astoria Capital Partner, L.P. (3).  . . . . . . .   1,296,800         6.14%
    735 Second Avenue
    San Francisco, CA  94118

 Timothy P. Negris   . . . . . . . . . . . . . . .      50,000            *

 David C. Colby  . . . . . . . . . . . . . . . . .      92,000            *

 Christopher J. Steffen (4)  . . . . . . . . . . .      20,000            *

 William E. Konrad (5) . . . . . . . . . . . . . .     295,500         1.39%

 David R. Seaman (6) . . . . . . . . . . . . . . .     210,439         1.00%

 Patrick R. McEntee  . . . . . . . . . . . . . . .          --           --

 Michael J. Minor (7). . . . . . . . . . . . . . .     274,000         1.29%

 Stephen R. Lorentzen (8)  . . . . . . . . . . . .      56,667            *

 All directors and executive officers as a group
  (10 persons)(9). . . . . . . . . . . . . . . . .   1,506,106         6.96%

--------------------
 *  Less than 1%
(1) Except as otherwise indicated below, the persons whose names appear in the table above have sole voting and investment power with respect to all shares of stock shown as beneficially owned by them, subject to community property laws, where applicable.
(2) Includes (i) 200,000 shares which are held by VSH II Limited Partnership, of which Mr. Hanschen is a general partner; (ii) 100,000 shares which are held by VSH III Limited Partnership, of which Mr. Hanschen is a general partner; and (iii) warrants to purchase 167,500 shares of Common Stock which are currently exercisable or will become exercisable on September 1, 1997, 30,000 of which are held in the name of Vier Sohne Progeny Trust.
(3) Based solely on Schedule 13G filed with the SEC.
(4) Includes warrants to purchase 20,000 shares of Common Stock exercisable within sixty (60) days of the Record Date held by Mr. Steffen.
(5) Includes warrants to purchase 45,000 shares of Common Stock exercisable within sixty (60) days of the Record Date held by Mr. Konrad.
(6) Includes options to purchase 102,625 shares of Common Stock exercisable within sixty (60) days of the Record Date held by Mr. Seaman.
(7) Includes a warrant to purchase 100,000 shares of Common Stock exercisable within 60 days of the Record Date by Mr. Minor.
(8) Represents warrants exercisable within sixty (60) days of the Record Date held by Mr. Lorentzen.
(9) Includes the shares, options and warrants described in footnote 2 and footnoes 4 through 8.


ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS


    The information required by this item is incorporated by reference from "Executive Compensation--Other Employee Benefit Plans" contained in Item 11 of
Part III of this Report.

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

    10.3 Deed of Guarantee dated June 1, 1993 between Blyth Holdings Inc. and A. Levy & Son Limited.(4)

    10.4 Form of Subscription Agreement for purchase of Units of the Company's securities.(4)

    10.5 Form of Stock Purchase Warrant sold to purchaser of Units of the Company's securities.(4)

    10.6 Form of Stock Purchase Warrant sold to Director Walter V. Smiley, Richard J. Hanschen, and Albert Yu on September 1, 1992.(4)

    10.7 Director's Warrant Plan and Amendment to Warrant issued to Albert Yu on September 1, 1992.(6)

    10.8 Advisor's Warrant Plan and warrant issued to Garth Saloner on November 1, 1992.(6)

    10.9 Common Stock Purchase Agreement dated March 31, 1993 between Blyth Holdings Inc. and General Reinsurance Corp.(6)

    10.10 Form of Indemnification Agreement entered into between the Company and all of its directors and certain of its officers.(6)

    10.11 The Blyth Holdings Inc. Amended and Restated 1987 Stock Option Plan, as amended.(6)

    10.12 The Blyth Holdings Inc. 1993 Directors' Warrant Plan and form of Director's Warrant.(6)

    10.13 Common Stock Purchase Agreement dated July 19, 1993 between Blyth Holdings Inc. and The Wisconsin Investment Board.(5)

    10.14     The Blyth Holdings Inc. 1994 Employee Stock Purchase Plan.(6)

    10.15 Registration Rights Agreement effective as of January 3, 1994, between the Company and Migration Software Systems Limited.(6)

    10.16 Warrant to Purchase shares of Common Stock dated January 3, 1994 granted to Migration Software Systems Limited.(6)

    10.17     Warrant to Purchase Common Stock issued to Swartz Investments,
              Inc.(7)

    10.18 Form of Registration Rights Agreement among the Company, Purchasers of 8% Convertible Debentures due March 31, 1997 and Swartz Investments, Inc.(7)

    10.19 Form of Warrant to Purchase Common Stock issued to certain persons affiliated with Swartz Investments, LLC.(8)

    10.20 Form of Registration Rights Agreement among the Company and Swartz Investments, LLC and its designees.(8)

    10.21     1996 Stock Plan and Form of Agreement


    10.22 Warrant to Purchase Common Stock dated February 5, 1997 granted to Michael J. Minor

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

Dated:  July 29, 1997                  BLYTH HOLDINGS INC.

                                       By:  /s/ TIMOTHY P. NEGRIS
                                            ---------------------
                                             Timothy P. Negris
                                             President, Chief Executive
                                             Officer and Chairman

    Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.

Signatures                       Title                             Date
----------                       -----                             ----

/s/TIMOTHY P. NEGRIS
--------------------
Timothy P. Negris                President, Chief Executive     July 29, 1997
                                 Officer and Chairman
                                 (Principal Executive Officer)


/s/WILLIAM M. GLYNN
-------------------
William M. Glynn                 Vice President of Finance,      July 29, 1997
                                 (Principal Accounting Officer)

/s/RICHARD J. HANSCHEN
----------------------
Richard J. Hanschen              Director                        July 29, 1997


/s/WILLIAM E. KONRAD
--------------------
William E. Konrad                Director                        July 29, 1997

/s/CHRIS STEFFEN
----------------------
Christopher J. Steffen           Director                        July 29, 1997

/s/DAVID COLBY
--------------
David C. Colby                   Director and Acting Chief       July 29, 1997
                                 Financial Officer