Form 10-Q
period 1997-06-30
BLYTH HOLDINGS INC
filed 1997-08-14
CIK 820738

                          SECURITIES AND EXCHANGE COMMISSION
                               WASHINGTON, D.C.  20549


                                      FORM 10-Q

(Mark One)
[ X ] Quarterly Report under Section 13 or 15(d) of the Securities Exchange Act of 1934
        FOR THE QUARTER ENDED JUNE 30, 1997

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


                                    851 Traeger Avenue
                               San Bruno, California 94066
                         (Address of principal executive offices)


                                     (415) 829-6000
                            (Registrant's telephone number)


Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing
requirements for the past 90 days:   Yes _____X_____   No _________

As of August 6, 1997 there were 21,096,358 shares of registrant's Common Stock, $.01 par value, outstanding.

                              BLYTH HOLDINGS INC.

                                     INDEX

                        PART I.    FINANCIAL INFORMATION

                                                                   Page No.
Item 1.   Financial Statements:

          Condensed Consolidated Balance Sheets -
               June 30, 1997 and March 31, 1997                        3

          Condensed Consolidated Statements of Operations -
               Three months ended June 30, 1997 and 1996               4

          Condensed Consolidated Statements of Cash Flows -
               Three months ended June 30, 1997 and 1996               5

          Notes to Condensed Consolidated Financial Statements         6

Item 2.   Management's Discussion and Analysis of Financial
            Condition and Results of Operations                        7


                        PART II.  OTHER INFORMATION

Item 1.   Legal Proceedings                                           11

Item 2.   Changes in Securities                                       11

Item 3.   Defaults upon Senior Securities                             11

Item 4.   Submission of Matters to a Vote of Security Holders         11

Item 5.   Other Information                                           11

Item 6.   Exhibits and Reports on Form 8-K                            12

          Signatures                                                  13

                        PART I. FINANCIAL INFORMATION

ITEM 1.   Financial Statements

                    BLYTH HOLDINGS INC. AND SUBSIDIARIES

                    CONDENSED CONSOLIDATED BALANCE SHEETS

                                (UNAUDITED)

                                  ASSETS

                                                        June 30, 1997  March 31, 1997
                                                        -------------  --------------
Current Assets:
  Cash and equivalents                                    $2,883,000     $6,150,000
  Trade accounts receivable, less allowance for
    doubtful accounts and returns of $681,000 and
    $676,000, respectively                                 2,665,000      1,743,000
  Inventory                                                  102,000         18,000
  Other current assets                                       995,000        686,000
                                                        ------------   ------------
    Total current assets                                   6,645,000      8,597,000
                                                        ------------   ------------

Property, furniture and equipment, net                     1,572,000      1,450,000
                                                        ------------   ------------
 Total Assets                                             $8,217,000    $10,047,000
                                                        ------------   ------------
                                                        ------------   ------------

                      LIABILITIES AND STOCKHOLDERS' EQUITY

Current liabilites:
  Accounts payable and accrued liabilities                $2,831,000     $2,051,000
  Deferred revenue                                         1,184,000        927,000
  Current portion of long term debt                            8,000         91,000
                                                        ------------   ------------
    Total current liabilites                               4,023,000      3,069,000
                                                        ------------   ------------

  Long term debt, net of unamortized issuance costs of
    $0 and $128,000, respectively                                  -      1,646,000
                                                        ------------   ------------

    Total liabilites                                       4,023,000      4,715,000
                                                        ------------   ------------

Stockholders' Equity:
  Common stock                                               211,000        174,000
  Paid in capital                                         42,811,000     41,038,000
  Accumulated deficit                                    (38,995,000)   (36,147,000)
  Foreign currency translation adjustment                    167,000        267,000
                                                        ------------   ------------
    Total stockholders' equity                             4,194,000      5,332,000
                                                        ------------   ------------

    Total Liabilities and Stockholders' Equity          $  8,217,000   $ 10,047,000
                                                        ------------   ------------
                                                        ------------   ------------

                                      3

                      BLYTH HOLDINGS INC. AND SUBSIDIARIES

                 CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

                                 (UNAUDITED)

                                                           Three Months Ended
                                                                June 30
                                                            1997          1996
                                                       ------------    -----------
Net revenues:
   Products                                            $  1,270,000    $ 1,073,000
   Services                                               1,139,000      1,928,000
                                                       ------------    -----------
   Total net revenues                                     2,409,000      3,001,000

Costs and expenses:
   Cost of product revenues                                 144,000        382,000
   Cost of service revenues                               1,046,000      1,441,000
   Selling                                                  921,000        968,000
   Marketing                                              1,500,000        353,000
   Research & development                                   899,000        591,000
   General and administrative                               760,000        653,000
                                                       ------------    -----------

   Total costs and expenses                               5,270,000      4,388,000
                                                       ------------    -----------

Operating loss                                           (2,861,000)    (1,387,000)
                                                       ------------    -----------

Other income (expense):
   Interest income                                           60,000         75,000
   Interest expense                                         (49,000)      (593,000)
   Loss on foreign exchange transactions                      7,000           -
                                                       ------------    -----------
                                                             18,000       (518,000)
                                                       ------------    -----------

Loss before income taxes                                 (2,843,000)    (1,905,000)

Income tax expense                                            5,000         20,000
                                                       ------------    -----------

   Net loss                                            $ (2,848,000)   $(1,925,000)
                                                       ------------    -----------
                                                       ------------    -----------

Net loss per common share:                                 $  (0.14)      $  (0.20)

Weighted average number of common
   shares outstanding                                    20,160,375      9,770,898

                                          4

                         BLYTH HOLDINGS INC. AND SUBSIDIARIES

                    CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOW

                                    (UNAUDITED)


                                                          Three Months Ended
                                                               June 30
                                                         1997            1996
                                                     ------------    ------------
Cash flows from operating activities:
  Net loss                                           $ (2,848,000)   $ (1,382,000)
  Adjustments to reconcile net loss to net cash
  used for operating activities:
    Depreciation and amortization expense                 199,000         248,000
    Capitalized software development cost
      amortization expense                                      -         261,000
    Change in assets and liabilities:
      Net (increases) decreases in assets:
        Trade accounts receivable                        (924,000)       (346,000)
        Inventory                                         (84,000)          9,000
        Other current assets                             (310,000)         64,000
      Net increases (decreases) in liabilities:
        Accounts payable and accrued liabilities          780,000        (253,000)
        Deferred revenue                                  257,000          43,000
                                                     ------------    ------------

    Net cash used for operating activities             (2,930,000)     (1,356,000)
                                                     ------------    ------------

Cash flows from investing activities:
  Purchases of property, furniture and equipment         (342,000)        (49,000)
  Proceeds from sale of fixed assets                       30,000               -
                                                     ------------    ------------

    Net cash used for investing activities               (312,000)        (49,000)
                                                     ------------    ------------

Cash flows from financing activities:
  Exercise of stock options                                     -         121,000
  Net proceeds from issuance of long-term debt                  -       6,835,000
  Repayments of debt                                      (83,000)        (54,000)
                                                     ------------    ------------

    Net cash (used for) provided by financing
      activities                                          (83,000)      6,902,000
                                                     ------------    ------------


Effect of exchange rate changes on cash                    58,000           4,000

Net increase (decrease) in cash and equivalents        (3,267,000)      5,501,000
Cash and equivalents at beginning of period             6,150,000       5,129,000
                                                     ------------    ------------

Cash and equivalents at end of period                 $ 2,883,000    $ 10,630,000
                                                     ------------    ------------
                                                     ------------    ------------


NON CASH INVESTING AND FINANCING ACTIVITIES
Conversion of convertible subordinated debentures
into common stock                                     $ 1,810,000    $          -
                                                     ------------    ------------
                                                     ------------    ------------

                      BLYTH HOLDINGS INC. AND SUBSIDIARIES

             NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS


1. The unaudited financial information furnished herein reflects all adjustments, consisting only of normal recurring items, which in the opinion of management are necessary to fairly state the Company's financial position, the results of its operations and the changes in its financial position for the periods presented. These financial statements should be read in conjunction with the Company's audited financial statements for the year ended March 31, 1997. The results of operations for the period ended June 30, 1997 are not necessarily indicative of results to be expected for any other interim period or the fiscal year ending March 31, 1998.

2. Net loss per share for the three months ended June 30, 1997 is based on the weighted average number of common shares outstanding during the period. In February 1997, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards No. 128, EARNINGS PER SHARE (SFAS 128). The Company is required to adopt SFAS 128 in the second quarter of fiscal 1998 and will restate at that time earnings per share (EPS) data for prior periods to conform with SFAS 128. Earlier application is not permitted. The Company has determined that adoption of SFAS 128 will not have a material affect on losses per share which have been previously reported.

3. In June 1996 the Company closed an offering of $7,350,000 of 8% Convertible Debentures due June 3, 1999, (net proceeds of $6,836,000). As of June 2, 1997 all of the outstanding 8% Convertible Debentures due June 3, 1999 had been either converted or redeemed: of the $7,350,000 of 8% Convertible Debentures due June 3, 1999, $6,352,667 was converted into 11,202,213 shares of common stock and $997,333 of the aggregate principal amount of the 8% Convertible Debentures was redeemed for $1,430,499 of cash. See "Management's Discussion and Analysis of Financial Condition and Results of Operations--Other Income (Expense).

4. Now Accounting Pronouncements. In June 1997, the Financial Accounting Standards Board adopted Statements of Financial Accounting Standards No. 130 (REPORTING COMPREHENSIVE INCOME), which requires that an enterprise report, by major components and as a single total, the change in its net assets during the period from nonowner sources; and No. 131 (DISCLOSURES ABOUT SEGMENTS OF AN ENTERPRISE AND RELATED INFORMATION), which establishes annual and interim reporting standards for an enterprise's business segments and related disclosures about its products, services, geographic areas, and major customers. Adoption of these statements will not impact the Company's consolidated financial position, results of operations or cash flows. Both statements are effective for fiscal years beginning after December 15, 1997, with earlier application permitted.

                  BLYTH HOLDINGS INC. AND SUBSIDIARIES

THIS REPORT ON FORM 10-Q INCLUDES A NUMBER OF FORWARD-LOOKING STATEMENTS THAT REFLECT THE COMPANY'S CURRENT VIEWS WITH RESPECT TO FUTURE EVENTS AND FINANCIAL PERFORMANCE. THESE FORWARD-LOOKING STATEMENTS ARE SUBJECT TO CERTAIN RISKS AND UNCERTAINTIES, INCLUDING THOSE DISCUSSED IN "MANAGEMENT'S DISCUSSIONS AND ANALYSIS OF FINANIAL PERFORMANCE AND RESULTS OF OPERATIONS," BELOW THAT COULD CAUSE ACTUAL RESULTS TO DIFFER MATERIALLY FROM HISTORICAL RESULTS OR ANTICIPATED RESULTS.

  ITEM 2. Management's Discussion and Analysis of Financial Condition and Results of Operations

OVERVIEW

     The Company has operated at a loss for the last four years. In fiscal year 1997, operations of the Company generated a negative cash flow.
Although the Company's new management team has taken steps to improve the Company's cash flow through (i) more effective marketing of its products;
(ii) focusing research and development expenditures on products that have a shorter payback period; (ii) improving operational efficiencies; and (iv) converting the Convertible Debentures into common stock of the Company. With these improvements, the Company continues to generate a negative cash flow and does not expect to become profitable until late fiscal year 1998 or later. There can be no assurance that the Company will be able to significantly reduce its cash used by operations or achieve profitability in the near future or at all. Accordingly, the Company may need to raise significant additional funds to support operations.

     The Company does not currently have an established line of credit with a commercial bank. Such a credit facility may be difficult to obtain with the Company's historical operating results. Accordingly, in order to obtain additional funds in the future, the Company is exploring various options to raise additional capital to support management's current efforts to improve the Company's operating performance but has not finalized any plans. There can be no assurance that the Company will be able to raise additional capital on commercially reasonable terms, if at all.

  RESULTS OF OPERATIONS

  THREE MONTHS ENDED JUNE 30, 1997 AND JUNE 30, 1996

  REVENUES   Total net revenues declined 20% to $2,409,000 for the three months ended June 30, 1997 from $3,001,000 for the three months ended June 30, 1996. The decline in total net revenues for the three months ended June 30, 1997 as compared to the three months ended June 30, 1996 was due to a decline in service revenues during this period offset in part by increases in product revenues during this same period.

  Product revenues increased 18% to $1,270,000 for the three months ended June 30, 1997 from $1,073,000 for the three months ended June 30, 1996. The higher product revenues for the three months ended June 30, 1997 as compared to the three months ended June 30, 1996 is attributable to the introduction of the Company's new OMNIS studio product line products as well as a result of increased marketing efforts by the Company.

  Service revenues for the three months ended June 30, 1997 decreased 41% to $1,139,000 from $1,928,000 from the three months ended June 30, 1996. The decrease in service revenues for the three months ended June 30, 1997 as compared to the three months ended June 30, 1996 was a result of the completion of two large non-recuring consulting engagements that represented approximately $700,000 of the Company's service revenues for the three months ended June 30, 1996.

  COST OF SALES   Cost of product revenues is comprised of direct costs
associated with software product sales including software packaging, documentation and physical media costs. Cost of service revenues is comprised of customer support (maintenance), including technical support salaries and related expenses, and consulting related costs including salaries and related costs incurred in delivering the consulting and training services.

  Cost of product revenues as a percentage of product revenues decreased from 35.6% in the three months ended June 30, 1996 to 11.3% in the three months ended June 30, 1997 due to the absence of amortization of software development costs in the three months ended June 30, 1997 as compared to the three months ended June 30, 1996. The Company no longer capitalizes research and development costs.

  Cost of service revenues increased from 74.7% in the three months ended
June 30, 1996 to 91.8% in the three months ended June 30, 1997, primarily due to lower billing rates and lower utilization rates for the Company's consulting staff as well as costs associated with the development of training tools for the Company's new products.

  SELLING EXPENSE Selling expense decreased from $968,000 for the three months ended June 30, 1996 to $921,000 for the three months ended June 30, 1997 primarily due the Company having several unfilled sales positions during the three months ended June 30, 1997.

  MARKETING EXPENSE Marketing expense increased from $353,000 for the three months ended June 30, 1996 to $1.5 million for the three months ended June 30, 1997 primarily due to costs associated with the Company's lead generation effort, including trade shows and advertising, as well a as costs associated with the introduction of new products and public relations costs.

  RESEARCH AND DEVELOPMENT  EXPENSE   Research and development costs
increased to $899,000 for the three months ended June 30, 1997 from $591,000 for the three months ended June 30, 1996, representing 37% and 20% of total net revenues during those periods, respectively. The increase in research and development costs for the three months ended June 30, 1997 as compared to the three months ended June 30, 1996 is primarily due to increased investment in the Company's new products. The Company continues to invest in the development of new products aimed at sales opportunities that the Company believes will expand its markets.

  GENERAL AND ADMINISTRATIVE EXPENSE General and administrative expenses increased to $760,000 for the three months ended June 30, 1997 from $653,000 for the three months ended June 30, 1996, representing an increase of 16.4%. The increase in general and administrative expense was primarily due to expenses associated with the move of the Company's headquarters to new facilities in San Bruno, California. The lease on the Company's previous facilities, which was at a below-market rate, terminated on May 31, 1997. The rent for the Company's new facilities is at a market rate and will result in the Company recognizing slightly higher general and administrative expense in the future.

  OTHER INCOME (EXPENSE)   Other income (expense) is comprised primarily of
interest income earned on cash and equivalents, interest expense, and any gain or loss on foreign currency transactions. Interest income decreased to $60,000 for the three months ended June 30, 1997 from $75,000 for the three months ended June 30, 1996, primarily due to lower average balances of cash and equivalents. Interest expense decreased to $49,000 for the three months ended June 30, 1997 from $593,000 for the three months ended June 30, 1996 due primarily to the lower outstanding balance on the 8% Convertible Debentures. As of June 2, 1997 all of the Company's 8% Convertible
Debentures due June 3, 1999 had been converted or redeemed: of the $7,350,000 of 8% Convertible Debentures due June 3, 1999, $6,352,667 were converted into 11,202,213 shares of common stock and $997,333 of the aggregate principal amount of the 8% Convertible Debentures were redeemed for $1,430,499 in cash.

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

  The Company's operating expenses may increase as it expands its operations. During fiscal 1998, the Company plans to continue to make significant investments in product development, marketing and expansion of its sales channel in an effort to increase its presence in the increasingly competitive client/server market place. Future operating results will be adversely affected if net revenues do not increase accordingly.

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

      LIQUIDITY AND CAPITAL RESOURCES

  At June 30, 1997, the Company's principal sources of liquidity consisted of cash and equivalents of $2.9 million.

  The Company's working capital position decreased to $2.6 million at June 30, 1997 from $5.5 million at March 31, 1997. This decrease in working capital during the first quarter of fiscal 1998 was primarily due to the Company's net loss during the three months ended June 30, 1997.

                            BLYTH HOLDINGS INC.

PART II.  OTHER INFORMATION

ITEM 1.  LEGAL PROCEEDINGS

         None.

ITEM 2.  CHANGES IN SECURITIES

         None.

ITEM 3.  DEFAULTS UPON SENIOR SECURITIES

         None.

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

         None.

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

Date:  August 14, 1997                             BLYTH HOLDINGS INC.
                                                      (Registrant)


                                                  /s/ Timothy P. Negris
                                               --------------------------
                                                    Timothy P. Negris
                                                  President and Chief
                                                    Executive Officer



                                                  /s/ William M. Glynn
                                                -------------------------
                                                    William M. Glynn
                                                Vice President, Finance