Form 10-Q
period 1997-09-30
OMNIS TECHNOLOGY CORP
filed 1997-11-14
CIK 820738

                          SECURITIES AND EXCHANGE COMMISSION
                               WASHINGTON, D.C.  20549


                                      FORM 10-Q

(Mark One)

[X] Quarterly Report under Section 13 or 15(d) of the Securities Exchange Act of 1934
     FOR THE QUARTER ENDED SEPTEMBER 30, 1997

OR

[ ] Transition Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934
     For the transition period from _______________ to ________________

Commission File number          0-16449

                             OMNIS TECHNOLOGY CORPORATION
                (Exact name of registrant as specified in its charter)

    Delaware                                          94-3046892
(State of incorporation)                    (IRS Employer Identification No.)


                                  851 Traeger Avenue
                             San Bruno, California 94066
                       (Address of principal executive offices)


                                    (650) 829-6000
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

As of November 7, 1997 there were 2,121,677 shares of registrant's Common Stock, $.10 par value, outstanding.

                             OMNIS TECHNOLOGY CORPORATION

                                        INDEX

                           PART I.    FINANCIAL INFORMATION

                                                                       Page No.
Item 1.       Financial Statements:

              Condensed Consolidated Balance Sheets -
                   September 30, 1997 and March 31, 1997                  3

              Condensed Consolidated Statements of Operations -
                   Three and six  months ended September 30, 1997
                   and 1996                                               4

              Condensed Consolidated Statements of Cash Flows -
                   Six months ended September 30, 1997 and 1996           5

              Notes to Condensed Consolidated Financial Statements        6

Item 2.       Management's Discussion and Analysis of Financial
                   Condition and Results of Operations                    6


                             PART II.  OTHER INFORMATION

Item 1.       Legal Proceedings                                          12

Item 2.       Changes in Securities                                      12

Item 3.       Defaults upon Senior Securities                            12

Item 4.       Submission of Matters to a Vote of Security Holders        12

Item 5.       Other Information                                          13

Item 6.       Exhibits and Reports on Form 8-K                           13

              Signatures                                                 14

                            PART I. FINANCIAL INFORMATION

ITEM 1.  Financial Statements

                    OMNIS TECHNOLOGY CORPORATION AND SUBSIDIARIES

                        CONDENSED CONSOLIDATED BALANCE SHEETS

                                     (UNAUDITED)


                                       ASSETS


                                                                September 30, 1997     March 31, 1997
                                                                ------------------     --------------
                                                                    (Unaudited)    (Derived from audited
                                                                                        statements)
Current Assets:
    Cash and equivalents                                         $    237,000         $  6,150,000
    Trade accounts receivable, less allowance for
       doubtful accounts and returns of $157,000 and
       $676,000, respectively                                       2,352,000            1,743,000
    Inventory                                                          87,000               18,000
    Other current assets                                              772,000              686,000
                                                                 ------------         ------------
       Total current assets                                         3,448,000            8,597,000
                                                                 ------------         ------------

Property, furniture and equipment, net                              1,641,000            1,450,000
Other Assets                                                          400,000                 -
                                                                 ------------         ------------

       Total Assets                                              $  5,489,000         $ 10,047,000
                                                                 ------------         ------------
                                                                 ------------         ------------

                                LIABILITIES AND STOCKHOLDERS' EQUITY

Current liabilites:
    Accounts payable and accrued liabilities                     $  2,574,000         $  2,051,000
    Deferred revenue                                                1,174,000              927,000
    Current portion of long term debt                                 187,000               91,000
                                                                 ------------         ------------
       Total current liabilites                                     3,935,000            3,069,000
                                                                 ------------         ------------

    Long term debt, net of unamortized issuance costs of
       $0 and $128,000, respectively                                   76,000            1,646,000
                                                                 ------------         ------------

       Total liabilites                                             4,011,000            4,715,000
                                                                 ------------         ------------
Stockholders' Equity:

    Common stock                                                      212,000              174,000
    Paid in capital                                                42,870,000           41,038,000
    Accumulated deficit                                           (41,726,000)         (36,147,000)
    Foreign currency translation adjustment                           122,000              267,000
                                                                 ------------         ------------
       Total stockholders' equity                                   1,478,000            5,332,000
                                                                 ------------         ------------

       Total Liabilities and Stockholders' Equity                $  5,489,000         $ 10,047,000
                                                                 ------------         ------------
                                                                 ------------         ------------

                    OMNIS TECHNOLOGY CORPORATION AND SUBSIDIARIES

                   CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

                                     (UNAUDITED)


                                                 Three Months Ended          Six Months Ended
                                                    September 30               September 30
                                                 1997           1996        1997          1996
                                               --------       --------    --------      --------
Net revenues:
    Products                                  $ 1,671,000  $ 1,377,000  $ 2,941,000  $ 2,450,000
    Services                                    1,131,000    1,454,000    2,270,000    3,382,000
                                              -----------  -----------  -----------  -----------

    Total net revenues                          2,802,000    2,831,000    5,211,000    5,832,000

Costs and expenses:
    Cost of product revenues                      128,000      170,000      272,000      552,000
    Cost of service revenues                    1,096,000      948,000    2,142,000    2,389,000
    Selling                                     1,149,000      872,000    2,070,000    1,840,000
    Marketing                                   1,412,000      297,000    2,912,000      650,000
    Research & development                        928,000      671,000    1,827,000    1,262,000
    General and administrative                    809,000      717,000    1,569,000    1,370,000
                                              -----------  -----------  -----------  -----------

    Total costs and expenses                    5,522,000    3,675,000   10,792,000    8,063,000
                                              -----------  -----------  -----------  -----------

Operating loss                                 (2,720,000)    (844,000)  (5,581,000)  (2,231,000)
                                              -----------  -----------  -----------  -----------
Other income (expense):

    Interest income                                18,000       92,000       78,000      167,000
    Interest expense                              (15,000)    (238,000)     (64,000)    (288,000)
    Loss on foreign exchange transactions          (4,000)      (1,000)       3,000       (1,000)
                                              -----------  -----------  -----------  -----------
                                                   (1,000)    (147,000)      17,000     (122,000)
                                              -----------  -----------  -----------  -----------

Loss before income taxes                       (2,721,000)    (991,000)  (5,564,000)  (2,353,000)

Income tax expense                                 10,000        8,000       15,000       28,000
                                              -----------  -----------  -----------  -----------

    Net loss                                  $(2,731,000) $  (999,000) $(5,579,000) $(2,381,000)
                                              -----------  -----------  -----------  -----------
                                              -----------  -----------  -----------  -----------

Net loss per common share:                    $     (1.29) $     (0.97) $     (2.94) $     (2.38)

Weighted average number of common
   shares outstanding                           2,109,636    1,026,199    1,899,905    1,001,779


                             OMNIS TECHNOLOGY CORPORATION

                    CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOW

                                     (UNAUDITED)

                                                                                  Six Months Ended
                                                                                    September 30
                                                                                1997              1996
                                                                            ------------      ------------
Cash flows from operating activities:
  Net loss                                                                 $(5,579,000)     $(2,381,000)
  Adjustments to reconcile net loss to net cash
  used for operating activities:
        Depreciation and amortization expense                                  338,000          467,000
        Capitalized software development cost
           amortization expense                                                   -             300,000
        Convertible debenture interest capitalized                             130,000           22,000
        Change in assets and liabilities:
           Net (increases) decreases in assets:
             Trade accounts receivable                                        (610,000)         (62,000)
             Inventory                                                         (69,000)          24,000
             Other current assets                                              (87,000)        (129,000)
             Other assets                                                     (400,000)            -
           Net increases (decreases) in liabilities:
             Accounts payable and accrued liabilities                          523,000         (138,000)
             Deferred revenue                                                  247,000          (46,000)
                                                                           -----------      -----------

     Net cash used for  operating activities                                (5,507,000)      (1,943,000)
                                                                           -----------      -----------

Cash flows from investing activities:
  Purchases of property, furniture and equipment                              (529,000)        (181,000)
  Proceeds from sale of fixed assets                                            30,000             -
                                                                           -----------      -----------

     Net cash used for investing activities                                   (499,000)        (181,000)
                                                                           -----------      -----------

Cash flows from financing activities:
  Exercise of stock options                                                          -          122,000
  Proceeds from stock issuance                                                  61,000             -
  Net proceeds from issuance of long-term debt                                       -       6,835,000
  Addition (Repayments) of debt                                                172,000         (195,000)
                                                                           -----------      -----------

     Net cash provided by financing activities                                 233,000        6,762,000
                                                                           -----------      -----------


Effect of exchange rate changes on cash                                       (140,000)           5,000

Net increase (decrease) in cash and equivalents                             (5,913,000)       4,643,000
Cash and equivalents at beginning of period                                  6,150,000        5,129,000
                                                                           -----------      -----------

Cash and equivalents at end of period                                      $   237,000      $ 9,772,000
                                                                           -----------      -----------
                                                                           -----------      -----------

NON CASH INVESTING AND FINANCING ACTIVITIES
Conversion of convertible subordinated debentures into common stock        $ 1,870,000      $ 1,226,000
                                                                           -----------      -----------
                                                                           -----------      -----------


                    OMNIS TECHNOLOGY CORPORATION AND SUBSIDIARIES

                 NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS


1. The unaudited financial information furnished herein reflects all adjustments, consisting only of normal recurring items, which in the opinion of management are necessary to fairly state the Company's financial position, the results of its operations and the changes in its financial position for the periods presented. These financial statements should be read in conjunction with the Company's audited financial statements for the year ended March 31, 1997. The results of operations for the period ended September 30, 1997 are not necessarily indicative of results to be expected for any other interim period or the fiscal year ending March 31, 1998.

2. Net loss per share for the three months ended September 30, 1997 is based on the weighted average number of common shares outstanding during the period. In February 1997, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards No. 128, EARNINGS PER SHARE (SFAS
128). The Company is required to adopt SFAS 128 in the third quarter of fiscal 1998 and will restate at that time earnings per share (EPS) data for prior periods to conform with SFAS 128. Earlier application is not permitted. The Company has determined that adoption of SFAS 128 will not have a material affect on net loss per share which have been previously reported. In September, 1997 the Company effected a 1 for 10 reverse stock split. All share data has been restated to give effect for this stock split.

3. In October 1997 the Company closed an interim debt financing of $1,000,000 with a significant shareholder. This debt financing is secured by substantially all the Company's assets and is scheduled to be repaid within the next two quarters unless extended. The Company must raise additional capital in the quarter ending December 31, 1997. See "Management's Discussion and Analysis of Financial Condition and Results of Operations--Overview". There can be no assurance that the Company will be able to raise any capital in this time frame, or at all. In addition, if the Company is successful in raising capital, there can be no assurance that it will be able to do so on commercially reasonable terms. The Company is currently nearly out of cash, and if the Company is not able to raise additional capital, the Company may be forced to discontinue operations and the Company's secured creditors will have first claim on substantially all of
the Company's assets.   See "Management's Discussion and Analysis of
Financial Condition and Results of Operations".

                    OMNIS TECHNOLOGY CORPORATION AND SUBSIDIARIES

THIS REPORT ON FORM 10-Q INCLUDES A NUMBER OF FORWARD-LOOKING STATEMENTS THAT REFLECT THE COMPANY'S CURRENT VIEWS WITH RESPECT TO FUTURE EVENTS AND FINANCIAL PERFORMANCE. THESE FORWARD-LOOKING STATEMENTS ARE SUBJECT TO CERTAIN RISKS AND UNCERTAINTIES, INCLUDING THOSE DISCUSSED IN "MANAGEMENT'S DISCUSSIONS AND ANALYSIS OF FINANCIAL RESULTS" AND MAY DIFFER MATERIALLY FROM HISTORICAL OR ANTICIPATED RESULTS.

ITEM 2. Management's Discussion and Analysis of Financial Condition and Results of Operations

OVERVIEW

    OMNIS Technology Corporation develops and markets tools that enable software application development. The Company markets its products primarily through its indirect channel consisting of VAR's, Distributors, and OEM relationships. The Company does maintain a direct sales force that consist of an inside telesales group that focus primarily on large, end-user customers.

    OMNIS Technology Corporation experienced a significant loss in the quarter ended September 30, 1997. As a result of this and other factors, the Company used approximately six million dollars of cash during the six months ended September 30, 1997. The Company has recently raised $1 million in secured debt financing from a private investor, which is secured by substantially all of the Company's assets. In November of 1997, the Company took several actions expected to reduce future operating costs and cash flows including a 15% reduction in headcount, a significant cut in marketing expenses, and instituted a stringent expense monitoring activity. Management expects that there will be significant expense and cash flow savings during the third and fourth fiscal quarters of fiscal 1998 as compared to the second fiscal quarter of fiscal 1998 as a result of these actions. See" Liquidity and Capital Resources." However, the Company is currently almost out of cash and must raise additional funds in December 1997 in order to continue operations. There can be no assurance that the Company will be able to raise additional financing in this time frame on commercially reasonable terms, or at all. If the Company is unsuccessful in raising this capital, the Company will be required to cease operations and its secured creditors will have a first claim on the Company's assets.

    The Company has experienced significant quarterly fluctuations in operating results during this and previous quarters and expects that these fluctuations will continue in future periods. These fluctuations have been a result of several factors including pricing strategies employed by the Company or its competitors, the timing of new product releases or enhancements to existing products, and seasonality. Since international operations represent a significant percentage of the Company's revenues, the Company anticipates that it may experience weaker demand in the quarters ending September 30 as a result of reduced sales activity in Europe during the summer months. In fiscal year 1997, operations of the Company generated a negative cash flow. While the Company's management team has taken steps to improve the Company's cash flow, the Company continues to generate a negative cash flow and does not expect to become profitable until the fiscal fourth quarter of 1998 or later. Accordingly, the Company is planning to try to raise significant additional funds until such time as the Company achieves profitability and positive cash flow.

    During the third fiscal quarter the Company will be focusing on sales opportunities that yield rapid deployment of our existing embedded database technology, especially in the fields of database publishing and digital content management. The Company has committed to decreasing sales conflicts with its partners particularly in the service revenue area and has already taken a number of steps in this regard. This has and will continue to have a negative effect on service revenues as compared to previous quarters. There can be no guarantee that the Company will be able to replace the decreasing service revenues with new product revenues.

                                RESULTS OF OPERATIONS

         THREE AND SIX MONTHS ENDED SEPTEMBER 30, 1997 AND SEPTEMBER 30, 1996

                                       REVENUES

    Total net revenues for the quarter ended September 30, 1997 were $2,802,000, which were consistent with $2,831,000 for the three months ended September 30, 1996. During the three months ending September 30, 1997 the mix of product and service revenues shifted to 60% product revenues as compared to 49% from the same period in the prior year as the Company continues its efforts to increase the percentage of high margin product related revenues as compared to lower margin service revenues. Total net revenues for the six months ended September 30, 1997 decreased 11% to $5,211,000, from $5,832,000 for the six months ended September 30, 1996. During the six months ending September 30,

1997 the mix of product and service revenues shifted to 56% product revenues from 42% in the same period in the prior year as the Company continued its efforts to increase the percentage of high margin product related revenues as compared to lower margin service revenues.

    Product revenues increased 21% to $1,671,000 for the three months ended September 30, 1997 from $1,377,000 for the three months ended September 30, 1996. In addition product revenues increased 20% to $2,941,000 for the six months ended September 30, 1997 from $2,450,000 for the six months ended September 30, 1996. The increase in product revenue is attributable to the introduction of the Company's new OMNIS studio product line as well as product revenue related to a significant partnership formed with Airworks Media, Inc. during the quarter.

    Service revenues for the three months ended September 30, 1997 decreased 22% to $1,131,000 from $1,454,000 for the three months ended September 30, 1996. . Service revenues for the six months ended September 30, 1997 decreased 33% to $2,270,000 from $3,382,000 for the six months ended September 30, 1996. The decrease in service revenues was a result of the completion of two large non-recurring consulting engagements that represented approximately $300,000 in the quarter ended September 30, 1996 and $1,000,000 of the Company's service revenues for the six months ended September 30, 1996. The Company expects service revenues related to consulting projects to continue to decrease in future periods as it focuses on higher margin product related revenue and shifts consulting opportunities to its external partners.

    COST OF SALES

    Cost of product revenues is comprised of direct costs associated with software product sales including software packaging, documentation and physical media costs. Cost of service revenues is comprised of customer support (maintenance) expenses, including technical support salaries and related expenses, and consulting related costs including consultant salaries and related costs incurred in delivering customer consulting and training services.

    Cost of product revenues as a percentage of product revenues decreased from 12.3% in the three months ended September 30, 1996 to 7.7% in the three months ended September 30, 1997. Cost of product revenues as a percentage of product revenues decreased from 23% in the six months ended September 30, 1996 to 9.2% in the six months ended September 30, 1997. The decrease in the cost of product revenues as a percentage of product revenues in these periods was primarily due to the absence of amortization of software development costs in the three and six months ended September 30, 1997. The Company no longer capitalizes research and development costs and has fully amortized all software development costs captured in previous fiscal years.

    Cost of service revenues increased as a percentage of services revenue from 65.2% in the three months ended September 30, 1996 to 96.9% in the three months ended September 30, 1997. Cost of service revenues increased as a percentage of services revenue from 70.6% in the six months ended September 30, 1996 to 94.4% in the six months ended September 30, 1997. The increase in cost of service revenues as a percentage of service revenues were primarily due to lower billing rates charged to customers and lower utilization rates for the Company's consulting staff as well as costs associated with the development of training materials for the Company's new products. The Company expects service revenues margins related to consulting projects to continue to be lower than it was in the fiscal year ended March 31, 1997 as it focuses on higher margin product related revenue and shifts consulting opportunities to its external partners.

    SELLING EXPENSE

    Selling expenses increased from $872,000 for the three months ended September 30, 1996 to $1,149,000 million for the three months ended September 30, 1997. Selling expenses increased from

$1,840,000 for the six months ended September 30, 1996 to $2,070,000 for the six months ended September 30, 1997. These increases in selling expenses were primarily due to increases in headcount and higher commissions paid to sales personnel as a result of higher product sales during these periods.

    MARKETING EXPENSE

    Marketing expenses increased from $297,000 for the three months ended September 30, 1996 to $1,412,000 for the three months ended September 30, 1997. Marketing expenses increased from $650,000 for the six months ended September 30, 1996 to $2,912,000 for the six months ended September 30, 1997.
 These increases in marketing costs were primarily due to costs associated with the Company's lead generation effort, including trade shows and advertising, as well as start-up costs associated with the introduction of new products and public relations costs. The Company expects significant decreases in marketing expenses during future periods as it believes it that its trade-show and public relations costs can now be moderated.

    RESEARCH AND DEVELOPMENT  EXPENSE

    Research and development costs increased to $928,000 for the three months ended September 30, 1997 as compared to $671,000 for the three months ended September 30, 1996, primarily due to increased headcount in the Company's quality assurance department and the use of outside consultants to design portions of the Company's new products. Research and development costs increased to $1,827,000 for the six months ended September 30, 1997 as compared to $1,262,000 for the six months ended September 30, 1996, primarily due to increased investment in the Company's new products. The Company continues to invest in the development of new products aimed at sales opportunities that the Company believes will expand its markets but expects research and development expense to decrease in future quarters as they decrease the use of expensive consultants in favor of better utilizing the Company's employees.

                          GENERAL AND ADMINISTRATIVE EXPENSE

    General and administrative expenses increased to $809,000 for the three months ended September 30, 1997 from $717,000 for the three months ended September 30, 1996. The increase in general and administrative expense was primarily due to an increase in rent expense and expenses associated with the move of the Company's headquarters to new facilities in San Bruno, California. The lease on the Company's previous facilities, which was at a below-market rate, terminated on May 31, 1997 and the rent for the Company's
new facilities is at a market rate.   General and administrative expenses
increased to $1,569,000 for the six months ended September 30, 1997 from $1,370,000 for the six months ended September 30, 1996. The increase in general and administrative expense was primarily due to the increase in rent of the Company's new facilities in San Bruno, and the recognition of a one-time expense in physically moving to its new facility in the first fiscal quarter ended June 30, 1997. The Company is taking steps to reduce its general and administrative expenses.

                                OTHER INCOME (EXPENSE)

    Other income (expense) is comprised primarily of interest income earned on cash and equivalents, interest expense, and any gain or loss on foreign currency transactions. Interest income decreased to $18,000 for the three months ended September 30, 1997 from $92,000 for the three months ended September 30, 1996, primarily due to lower average balances of cash and equivalents. Interest expense decreased to $15,000 for the three months ended September 30, 1997 from $238,000 for the three months ended September 30, 1996 due primarily to full conversion of the 8% Convertible Debentures during this period. Interest income decreased to $78,000 for the six months ended September 30, 1997 from $167,000 for the six months ended September 30, 1996, primarily due to lower average balances of cash and equivalents. Interest expense decreased to $64,000 for the six months ended September 30, 1997 from $288,000 for the six months ended September 30, 1996 due primarily to full conversion of the 8% Convertible Debentures during this period.

    RISK FACTORS

    The Company has experienced significant quarterly fluctuations in operating results and anticipates such fluctuations in the future. The Company generally ships orders as received and, as a result, typically has little or no backlog. Quarterly revenues and operating results, therefore, depend on the volume and timing of orders received during the quarter, which are difficult to forecast. Furthermore, the Company has typically sold to large corporate enterprises which often purchase in significant quantities and therefore the timing of the receipt of such orders could cause significant fluctuations in operating results. Historically, the Company has often recognized a substantial portion of its license revenues in the last month of each quarter. Service revenues tend to fluctuate as consulting projects, which may continue over several quarters, are undertaken or completed. Operating results may also fluctuate due to factors such as the demand for the Company's products, the size and timing of customer orders, the introduction of new products and product enhancements by the Company or its competitors, changes in the proportion of revenues attributable to licenses and service fees, commencement or conclusion of significant consulting projects, changes in the level of operating expenses, use of outside consultants, costs of terminating employees and competitive conditions in the industry.

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

    LIQUIDITY AND CAPITAL RESOURCES

    At September 30, 1997, the Company's principal sources of liquidity consisted of cash and equivalents of $237,000.

    The Company's working capital position (not considering deferred revenues which will be recognized during the next twelve months) decreased to a $687,000 at September 30, 1997 from $6.4 million at March 31, 1997. This decrease in working capital during the second quarter of fiscal 1998 was primarily due to the Company's net loss during the six months ended September 30, 1997.

    In November of 1997, the Company took several actions expected to reduce future operating costs and cash flows including a 15% reduction in headcount, a significant cut in marketing expenses, and instituted a stringent expense monitoring plan. Management expects that there will be significant expense and cash flow savings during the third and fourth fiscal quarters of fiscal 1998 as compared to the second fiscal quarter of fiscal 1998 as a result of these actions.

    The Company has operated at a loss for the last four years. In fiscal year 1997, operations of the Company generated a negative cash flow.
Although the Company's management team has taken steps to improve the Company's cash flow through (i) more effective marketing of its products;
(ii) focusing research and development expenditures on products that have a shorter payback period; (iii) improving operational efficiencies; and (iv) converting the Convertible Debentures into common stock of the Company. With these improvements, the Company continues to generate a negative cash flow and does not expect to become profitable until late fiscal year 1998 or later. There can be no assurance that the Company will be able to significantly reduce its cash used by operations or achieve profitability in the near future or at all. The Company does not currently have an established line of credit with a commercial bank. Such a credit facility may be difficult to obtain with the Company's historical operating results. In November of 1998 a significant shareholder given the Company a short-term secured loan in anticipation of the Company raising additional equity, as previously discussed. This loan has an interest rate of 6% and unless extended by the lender is due in December, 1997 and is secured by substantially all of the Company's assets. Accordingly, the Company is exploring various options to raise additional capital to support management's current efforts to improve the Company's operating performance but has not finalized any plans. However, the Company must raise additional capital in December 1997 in order to continue operations. See "Management's Discussion and Analysis of Financial Condition and Results of Operations--Overview".

                             OMNIS TECHNOLOGY CORPORATION

    PART II.  OTHER INFORMATION

    ITEM 1.   LEGAL PROCEEDINGS

              None.

    ITEM 2.   CHANGES IN SECURITIES

              None.

    ITEM 3.   DEFAULTS UPON SENIOR SECURITIES

              None.

    ITEM 4.   SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

    At the annual meeting of shareholders held on September 16, 1997, the following matters were submitted and approved by a vote of security holders:

To elect the following directors:

         Richard J. Hanschen           (For: 1,921,767; Withheld: 8,599)
         Timothy P. Negris             (For: 1,921,211;  Withheld: 9,154)

         The following directors were continued in office: Christopher J. Steffen, William E. Konrad, and David C. Colby.

To approve the amendment of the Company's Restated Certificate of Incorporation to effect a name change of the Company to OMNIS Technology Corporation. (For: 1,927,029; Against: 1,386; Abstain: 1,950)

To approve an amendment to the Company's 1996 Stock Plan to increase the number of shares of Common Stock reserved for issuance thereunder from 450,000 shares to 1,300,000 shares. (For: 1,772,597; Against: 142,837;
Abstain: 4,879)

To approve an amendment of the Company's Restated Certificate of Incorporation whereby one new share of Common Stock would be issued for each ten presently outstanding shares of Common Stock. (For: 1,704,364; Against:
131,861; Abstain: 5,030)

To approve an amendment to the Company's 1994 Employee Stock Purchase Plan to increase the number of shares of Common Stock reserved for issuance thereunder from 225,000 shares to 400,000 shares. (For: 1,791,951; Against:
131,984; Abstain: 6,431)

To ratify the appointment of Deloitte & Touche LLP as independent public accountants of the Company for the fiscal year ending March 31, 1998. (For:
1,924,693;  Against:  1,650;  Abstain: 4,022)

All vote tabulations stated herein are adjusted for the one-for-ten reverse stock split.

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

    Date:  November 14, 1997                OMNIS TECHNOLOGY CORPORATION
                                                       (Registrant)


                                                      /s/ Timothy P. Negris
                                                 --------------------------
                                                      Timothy P. Negris
                                                      President and Chief
                                                      Executive Officer

                                                      /s/ Ken Holmes
                                                 -------------------------
                                                      Ken Holmes
                                                    Director of Finance