Form 10-Q
period 1997-12-31
OMNIS TECHNOLOGY CORP
filed 1998-02-17
CIK 820738

                         SECURITIES AND EXCHANGE COMMISSION
                              WASHINGTON, D.C.  20549


                                     FORM 10-Q

(Mark One)
[ X ] Quarterly Report under Section 13 or 15(d) of the Securities Exchange Act of 1934 FOR THE QUARTER ENDED DECEMBER 31, 1997

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
   Yes      X        No
       -----------      ---------

As of February 4, 1998 there were 2,124,177 shares of registrant's Common Stock, $.10 par value, outstanding.

                            OMNIS TECHNOLOGY CORPORATION

                                       INDEX

                          PART I.    FINANCIAL INFORMATION

                                                                        Page No.
Item 1.   Financial Statements:

          Condensed Consolidated Balance Sheets -
               December 31, 1997 and March 31, 1997                        2

          Condensed Consolidated Statements of Operations -
               Three and nine  months ended December 31, 1997 and 1996     3

          Condensed Consolidated Statements of Cash Flows -
               Nine months ended December 31, 1997 and 1996                4

          Notes to Condensed Consolidated Financial Statements             5

Item 2.   Management's Discussion and Analysis of Financial
               Condition and Results of Operations                         6


                            PART II.  OTHER INFORMATION

Item 1.   Legal Proceedings                                                13

Item 2.   Changes in Securities                                            13

Item 3.   Defaults upon Senior Securities                                  13

Item 4.   Submission of Matters to a Vote of Security Holders              13

Item 5.   Other Information                                                13

Item 6.   Exhibits and Reports on Form 8-K                                 13

          Signatures                                                       14

                           PART I. FINANCIAL INFORMATION
          ITEM 1.   Financial Statements

                   OMNIS TECHNOLOGY CORPORATION AND SUBSIDIARIES

                       CONDENSED CONSOLIDATED BALANCE SHEETS



                                       ASSETS



                                                                   December 31, 1997  March 31, 1997
                                                                    -------------      -------------
                                                                       (Unaudited)

Current Assets:
     Cash and equivalents                                               $204,000         $6,150,000
     Trade accounts receivable, less allowance for
          doubtful accounts and returns of $157,000 and
          $676,000, respectively                                       1,034,000          1,743,000
     Inventory                                                            81,000             18,000
     Other current assets                                              1,011,000            686,000
                                                                    -------------      -------------
          Total current assets                                         2,330,000          8,597,000
                                                                    -------------      -------------

Property, furniture and equipment, net                                 1,487,000          1,450,000
Prepaid deposits                                                         400,000                -
                                                                    -------------      -------------

          Total Assets                                                $4,217,000        $10,047,000
                                                                    -------------      -------------
                                                                    -------------      -------------

                           LIABILITIES AND STOCKHOLDERS' EQUITY (DEFICIENCY)

Current Liabilites:
     Accounts payable and accrued liabilities                         $2,822,000         $2,051,000
     Deferred revenue                                                    885,000            927,000
     Current portion of long term debt                                 1,182,000             91,000
                                                                    -------------      -------------
          Total current liabilites                                     4,889,000          3,069,000
                                                                    -------------      -------------

     Long term debt, net of unamortized issuance costs of
          $0 and $128,000, respectively                                   95,000          1,646,000
                                                                    -------------      -------------

          Total Liabilites                                             4,984,000          4,715,000
                                                                    -------------      -------------

Stockholders' Equity (Deficiency):
     Common stock                                                        212,000            174,000
     Paid-in capital                                                  42,880,000         41,038,000
     Accumulated deficit                                             (44,007,000)       (36,147,000)
     Foreign currency translation adjustment                             148,000            267,000
                                                                    -------------      -------------
          Total stockholders' equity (deficiency)                       (767,000)         5,332,000
                                                                    -------------      -------------

          Total Liabilities and Stockholders' Equity (Deficiency)   $  4,217,000       $ 10,047,000
                                                                    -------------      -------------
                                                                    -------------      -------------

                   OMNIS TECHNOLOGY CORPORATION AND SUBSIDIARIES

                  CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

                                    (UNAUDITED)




                                               Three Months Ended                  Nine Months Ended
                                                   December 31,                       December 31,
                                             1997              1996             1997             1996
                                         -------------    -------------    -------------    -------------
Net revenues:
     Products                            $    491,000     $  1,128,000     $  3,432,000     $  3,578,000
     Services                                 909,000        1,272,000        3,179,000        4,654,000
                                         -------------    -------------    -------------    -------------

     Total net revenues                     1,400,000        2,400,000        6,611,000        8,232,000

Costs and expenses:
     Cost of product revenues                 104,000           92,000          376,000          644,000
     Cost of service revenues                 735,000          903,000        2,877,000        3,292,000
     Selling & marketing                    1,305,000        1,217,000        6,287,000        3,707,000
     Research & development                   718,000          790,000        2,545,000        2,052,000
     General and administrative               810,000          836,000        2,379,000        2,206,000
                                         -------------    -------------    -------------    -------------

     Total costs and expenses               3,672,000        3,838,000       14,464,000       11,901,000
                                         -------------    -------------    -------------    -------------

Operating loss                             (2,272,000)      (1,438,000)      (7,853,000)      (3,669,000)
                                         -------------    -------------    -------------    -------------

Other income (expense), net:                   (8,000)          41,000            9,000          (81,000)
                                         -------------    -------------    -------------    -------------


Loss before income taxes                   (2,280,000)      (1,397,000)      (7,844,000)      (3,750,000)

Income tax expense                              1,000            1,000           16,000           29,000
                                         -------------    -------------    -------------    -------------

     Net loss                            $ (2,281,000)    $ (1,398,000)    $ (7,860,000)    $ (3,779,000)
                                         -------------    -------------    -------------    -------------
                                         -------------    -------------    -------------    -------------

Basic and diluted net loss per common share: $  (1.07)        $  (1.23)        $  (3.77)        $  (3.61)

Shares used in computation of basic and
  diluted net loss per common share         2,123,224        1,133,648        2,082,195        1,045,895

                      OMNIS TECHNOLOGY CORPORATION AND SUBSIDIARIES

                     CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

                                     (UNAUDITED)


                                                                                    Nine Months Ended
                                                                                       December 31
                                                                                 1997               1996
                                                                             ------------       ------------
Cash flows from operating activities:
    Net loss                                                                 $ (7,860,000)      $ (3,779,000)
    Adjustments to reconcile net loss to net cash
      used for operating activities:
        Depreciation and amortization expense                                     543,000            650,000
        Capitalized software development cost
          amortization expense                                                        -              300,000
        Convertible debenture interest capitalized                                131,000                -
        Change in assets and liabilities:
            Net (increases) decreases in assets:
                Trade accounts receivable                                         708,000           (103,000)
                Inventory                                                         (63,000)            51,000
                Other current assets                                             (326,000)           251,000
                Prepaid deposits                                                 (400,000)            52,000
            Net increases (decreases) in liabilities:
                Accounts payable and accrued liabilities                          778,000           (258,000)
                Deferred revenue                                                  (42,000)          (201,000)
                Bank overdraft                                                     (7,000)               -
                                                                             ------------       ------------
      Net cash used for operating activities                                   (6,538,000)        (3,037,000)
                                                                             ------------       ------------
Cash flows from investing activities:
    Purchases of property, furniture and equipment                               (580,000)          (257,000)
    Proceeds from sale of fixed assets                                             30,000                -
                                                                             ------------       ------------
      Net cash used for investing activities                                     (550,000)          (257,000)
                                                                             ------------       ------------
Cash flows from financing activities:
    Exercise of stock options                                                         -              122,000
    Proceeds from stock issuance                                                   71,000                -
    Net proceeds from issuance of debt                                          1,186,000          6,464,000
                                                                             ------------       ------------
      Net cash provided by financing activities                                 1,257,000          6,586,000
                                                                             ------------       ------------

Effect of exchange rate changes on cash                                          (115,000)            (3,000)

Net increase (decrease) in cash and equivalents                                (5,946,000)         3,289,000
Cash and equivalents at beginning of period                                     6,150,000          5,129,000
                                                                             ------------       ------------

Cash and equivalents at end of period                                        $    204,000       $  8,418,000
                                                                             ------------       ------------
                                                                             ------------       ------------

NON CASH INVESTING AND FINANCING ACTIVITIES
Conversion of convertible subordinated debentures into common stock          $  1,880,000       $  2,794,000
                                                                             ------------       ------------
                                                                             ------------       ------------

                   OMNIS TECHNOLOGY CORPORATION AND SUBSIDIARIES

                NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS


1. The unaudited financial information furnished herein reflects all adjustments, consisting only of normal recurring items, which in the opinion of management are necessary to fairly state the Company's financial position, the results of its operations and the changes in its financial position for the periods presented. These financial statements should be read in conjunction with the Company's audited financial statements for the year ended March 31, 1997. The results of operations for the period ended December 31, 1997 are not necessarily indicative of results to be expected for any other interim period or the fiscal year ending March 31, 1998.

2. The Company has adopted Statement of Financial Accounting Standards No. 128, "Earnings per Share" (SFAS 128). SFAS 128 requires a dual presentation of basic and diluted EPS. Basic EPS excludes dilution and is computed by dividing net income (loss) by the weighted average of common shares outstanding for the period. Diluted EPS reflects the potential dilution that could occur if securities and other contracts to issue stock were exercised or converted into common stock. However, the Company's reported diluted net loss per share for all periods presented is based on the weighted average number of common shares outstanding during the period as the effect of such securities would be anti-dilutive. In September 1997, the Company effected a 1 for 10 reverse stock split. All share data has been restated to give effect for this stock split.

3. In October 1997, the Company closed an interim debt financing of $1,000,000 with a significant stockholder. This debt financing is secured by substantially all the Company's assets and is scheduled to be repaid by March 31, 1998. The Company must raise additional capital in the quarter ending March 31, 1998 in order to repay such debt financing and for operations. See "Management's Discussion and Analysis of Financial Condition and Results of Operations--Overview". There can be no assurance that the Company will be able to raise any capital in this time frame, or at all. In addition, if the Company is successful in raising capital, there can be no assurance that it will be able to do so on commercially reasonable terms. The Company is currently nearly out of cash, and if the Company is not able to raise additional capital, the Company may be forced to discontinue operations and the Company's secured creditors will have first claim on substantially all of the Company's assets. See "Management's Discussion and Analysis of Financial Condition and Results of Operations".

                   OMNIS TECHNOLOGY CORPORATION AND SUBSIDIARIES

     THIS REPORT ON FORM 10-Q INCLUDES A NUMBER OF FORWARD-LOOKING STATEMENTS THAT REFLECT THE COMPANY'S CURRENT VIEWS WITH RESPECT TO FUTURE EVENTS AND FINANCIAL PERFORMANCE. THESE FORWARD-LOOKING STATEMENTS ARE SUBJECT TO CERTAIN RISKS AND UNCERTAINTIES, INCLUDING THOSE DISCUSSED IN "MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS" AND THE COMPANY'S ACTUAL RESULTS MAY DIFFER MATERIALLY FROM HISTORICAL OR ANTICIPATED RESULTS.

     ITEM 2. Management's Discussion and Analysis of Financial Condition and Results of Operations

     OVERVIEW

          OMNIS Technology Corporation develops and markets tools that enable software application development. The Company markets its products primarily through its indirect channel consisting of VAR's, Distributors, and OEM relationships. The Company also maintains a direct sales force that consist of an inside telesales group that focuses primarily on large, end-user customers.

          OMNIS Technology Corporation has experienced significant losses in each of the past two years, including the quarter ended December 31, 1997.
As a result of this and other factors, the Company used approximately $6 million of cash during the nine months ended December 31, 1997. The Company has recently raised $1 million in secured debt financing from a stockholder, which is secured by substantially all of the Company's assets. In November 1997, the Company took several actions expected to reduce future operating costs and cash outflows including a 15% reduction in headcount, a significant cut in marketing expenses, and a stringent expense monitoring program. These decisions lead to a significantly lower net loss during the third fiscal quarter, and management expects that there will be significant expense and cash flow savings during the fourth quarter of fiscal 1998 as a result of these actions. See "Liquidity and Capital Resources." However, the Company is currently almost out of cash and must raise additional funds in the near future in order to continue operations. There can be no assurance that the Company will be able to raise additional financing in this time frame on commercially reasonable terms, or at all. If the Company is unsuccessful in raising this capital, the Company will be required to cease operations and its secured creditors will have a first claim on substantially all of the Company's assets.

          The Company has experienced significant quarterly fluctuations in operating results during this and previous quarters and expects that these fluctuations will continue in future periods. These fluctuations have been a result of several factors including pricing strategies employed by the Company or its competitors, the timing of new product releases or enhancements to existing products, and seasonality. In fiscal year 1997 and continuing through the first nine months of fiscal 1998, operations of the Company have generated negative cash flows. While the Company's management team has taken steps to improve the Company's cash flow, the Company continues to generate a negative cash flow and does not expect to become profitable until the fiscal fourth quarter of 1998 or later. Accordingly, the Company is seeking to raise significant additional funds to fund operations until such time as the Company achieves profitability and positive cash flow.

          During the fourth quarter of fiscal 1998, the Company will be focusing on sales opportunities that yield rapid deployment of its existing embedded database technology, especially in the fields of database publishing and digital content management. The Company has committed to decreasing sales conflicts with its partners particularly in the service revenue area and has already taken a number of steps in this regard. This has had and the Company expects that it will continue to have a negative effect on service revenues as compared to previous quarters. There can be no guarantee that the Company will be able replace the decreasing service revenues with new product revenues.

          During the quarter ended December 31, 1997, the Company lost many executive level employees, and in February 1998 the CEO and Chairman of the Company resigned. In addition, Mr. Christopher J. Steffen, a member of the Board of Directors, resigned as a director of the Company. The CFO of the Company has assumed the interim position of CEO and Chairman, however, the CFO has limited management experience and no significant experience running a public company.

          The Company is entering into negotiations with its US-based unsecured creditors in attempts to negotiate a favorable settlement of outstanding payables. There is no guarantee that this group will reach any settlement of these debts, which will negatively impact the Company's ability to reach its cash flow targets and may force the Company to cease operations.

          In the period of November 1997 through January 1998, the Company reduced its worldwide headcount by approximately 40% including attrition during the period that was not replaced. The expenses related to these employees during the quarter up to the date of layoff as well as the severance cost for these employees were approximately $400,000.

                                RESULTS OF OPERATIONS

          THREE AND NINE MONTHS ENDED DECEMBER 31, 1997 AND DECEMBER 31, 1996

          REVENUES

          Total net revenues for the quarter ended December 31, 1997 were $1,400,000, representing a decrease of 42% as compared to total net revenues of $2,400,000 for the three months ended December 31, 1996. This decrease is due primarily to a product return by one significant customer. See product revenue section below. During the three months ending December 31, 1997, product revenues, excluding this product return, represented 55% of total net revenues as compared to 47% of total net revenues the same period in the prior year as the Company continues its efforts to increase the percentage of high margin product related revenues as compared to lower margin service revenues. Total net revenues for the nine months ended December 31, 1997 decreased 20% to $6,611,000, from $8,232,000 for the nine months ended December 31, 1996. During the nine months ended December 31, 1997 product revenues, excluding this product return, increased to 56% of total net revenues from 43% of total net revenues in the same period in the prior year.

          Product revenues were $491,000 for the three months ended December 31, 1997, compared to $1,128,000 for the three months ended December 31, 1996. Product revenues were $3,432,000 for the nine months ended December 31, 1997, compared to $3,578,000 for the nine months ended December 31, 1996. The decrease in product revenues of 56% and 4% for the three and nine months ended December 31, 1997, respectively, relates to the effective sales return from a single customer of product revenue originally recognized in the quarter ended September 30, 1997. Subsequent to recognizing revenue in the quarter, this customer had a change in leadership and experienced delays in some of its product introductions. Although this customer has not defaulted on its agreement with the Company to date, the Company believes that because of this change in circumstances at this customer, the customer does not intend to meet their obligations. Accordingly the Company is recognizing a sales return. The Company intends to enforce its contractual rights in the event of a default by this customer.

          Service revenues for the three months ended December 31, 1997 decreased 28% to $909,000 from $1,272,000 for the three months ended December 31, 1996. Service revenues for the nine months ended December 31, 1997 decreased 32% to $3,179,000 from $4,654,000 for the nine months ended December 31, 1996. The decrease in service revenues was a result of the completion of two large non-recurring consulting engagements that represented approximately $300,000 in the quarter ended December 31, 1996 and $1,200,000 of the Company's service revenues for the nine months ended December 31, 1996. The Company expects service revenues related to consulting projects to continue to decrease in future periods as it focuses on higher margin product related revenue and shifts consulting opportunities to its external partners.

          COST OF SALES

          Cost of product revenues is comprised of direct costs associated with software product sales including software packaging, documentation and physical media costs. Cost of service revenues is comprised of customer support (maintenance) expenses, including technical support salaries and related expenses, and consulting related costs, including consultant salaries and related costs incurred in delivering customer consulting and training services.

          Cost of product revenues as a percentage of product revenues increased from 8.2% in the three months ended December 31, 1996 to 9.5% in the three months ended December 31, 1997. Cost of product revenues as a percentage of product revenues decreased from 18% in the nine months ended December 31, 1996 to 9.3% in the nine months ended December 31, 1997. The increase in cost of product revenues in the three month period is due to an increase in packaging costs related to development of the Studio product line. The decrease in the cost of product revenues as a percentage of product revenues in the nine month period was primarily due to the absence of amortization of software development costs. This decrease is partially offset by an increase in costs related to increased packaging costs of the new Studio product line. The Company no longer capitalizes research and development costs and has fully amortized all software development costs captured in previous fiscal years.

          Cost of service revenues increased as a percentage of services revenue from 71% in the three months ended December 31, 1996 to 81% in the three months ended December 31, 1997. Cost of service revenues increased as a percentage of services revenue from 70.7% in the nine months ended December 31, 1996 to 90.5% in the nine months ended December 31, 1997. The increase in cost of service revenues as a percentage of service revenues was primarily due to lower billing rates charged to customers and lower utilization rates for the Company's consulting staff as well as costs associated with the development of training materials for the Company's new products. The Company expects service revenues margins related to consulting projects to continue to be lower in the future as compared to service revenues margin in the fiscal year ended March 31, 1997 as the Company focuses on higher margin product related revenue and shifts consulting opportunities to its external partners.


          SELLING EXPENSE

          Selling expenses remained relatively constant with $896,000 for the three months ended December 31, 1996 as compared to $898,000 for the three months ended December 31, 1997. Selling expenses increased from $2,736,000 for the nine months ended December 31, 1996 to $2,968,000 for the nine months ended December 31 1997. These increases in selling expenses were primarily due to increases in headcount and higher commissions paid to sales personnel as a result of higher product sales during these periods. In November 1997, the Company had a reduction-in-force which included a significant number of sales related employees. As costs associated with the reduction-in-force are included in total selling expenses for the quarter ending December 31, 1997 and are non-recurring, the Company expects sales costs to decrease in the near term.

          MARKETING EXPENSE

          Marketing expenses for the three months ended December 31, 1997 were $407,000, which was slightly higher with marketing expenses of $321,000 for the three months ended December 31, 1996. Marketing expenses increased from $971,000 for the nine months ended December 31, 1996 to $3,319,000 for the nine months ended December 31, 1997. These increases in marketing costs were primarily due to costs associated with the Company's lead generation effort, including trade shows and advertising, as well as start-up costs associated with the introduction of new products and public relations costs for both periods.
In November 1997 the Company had a reduction-in-force which included a significant number of marketing related employees. As costs associated with the reduction-in-force are included in the total marketing related expenses for the quarter ending December 31, 1997 and are non-recurring, the Company expects marketing costs to decrease in the near term. The Company expects significant decreases in marketing expenses during future periods as it focuses its marketing effort on its existing installed base.

          RESEARCH AND DEVELOPMENT EXPENSE

          Research and development costs decreased to $718,000 for the three months ended December 31, 1997 as compared to $790,000 for the three months ended December 31, 1996, primarily due to decreased headcount. Research and development costs increased to $2,545,000 for the nine months ended December 31, 1997 as compared to $2,052,000 for the nine months ended December 31, 1996. This is mainly due to increased staffing to support the new Studio product line in fiscal Q1 and Q2 1998. The Company has streamlined its development resources, eliminating projects that do not relate to its core technologies and projects for which the Company can not forecast revenues in the near future or at all. The Company continues to invest in the development of its newer product lines aimed at sales opportunities that the Company believes will expand its markets but expects research and development expense to decrease in future quarters as they decrease the use of expensive consultants in favor of better utilizing the Company's employees.

          GENERAL AND ADMINISTRATIVE EXPENSE

          General and administrative expenses remained constant at $810,000 and $2,379,000 for the three and nine months ended December 31, 1997, respectively from $836,000 and $2,206,000 for the three and nine months ended December 31, 1996, respectively. Expenses during these periods were impacted by an increase in rent expense and expenses associated with the move of the Company's headquarters to new facilities in San Bruno, California. The lease on the Company's previous facilities, which was at a below-market rate, terminated in May 1997, and the rent for the Company's new facilities is at market rate. The Company is currently seeking to sublease all or a portion of its current facility to reduce these expenses in the near term. General and Administrative expenses for the quarter ended December 31, 1997 also included non-recurring expenses related to the reduction-in-force in November 1997. The Company is taking steps to reduce its general and administrative expenses and expects these expenses to continue to decrease in future periods.

          OTHER INCOME (EXPENSE)

          Other income (expense) is comprised primarily of interest income earned on cash and cash equivalents, interest expense, and any gain or loss on foreign currency transactions. Interest income decreased to $2,000 for the three months ended December 31, 1997 from $165,000 for the three months ended December 31, 1996, primarily due to lower average balances of cash and cash equivalents. Interest expense decreased to $26,000 for the three months ended December 31, 1997 from $120,000 for the three months ended December 31, 1996 due primarily to full conversion of the 8% Convertible Debentures during this period. Interest income decreased to $80,000 for the nine months ended December 31, 1997 from $332,000 for the nine months ended December 31, 1996, primarily due to lower average balances of cash and cash equivalents. Interest expense decreased to $90,000 for the nine months ended December 31, 1997 from $408,000 for the nine months ended December 31, 1996 due primarily to full conversion of the 8% Convertible Debentures during this period.

          RISK FACTORS

          The Company has experienced significant quarterly fluctuations in operating results and anticipates such fluctuations in the future. The Company generally ships orders as received and, as a result, typically has little or no backlog. Quarterly revenues and operating results, therefore, depend on the volume and timing of orders received during the quarter, which are difficult to forecast. Furthermore, the Company has typically sold to large corporate enterprises which often purchase in significant quantities and therefore the timing of the receipt of such orders could cause significant fluctuations in operating results. Historically, the Company has often recognized a substantial portion of its license revenues in the last month of each quarter. Service revenues tend to fluctuate as consulting projects, which may continue over several quarters, are undertaken or completed. Operating results may also fluctuate due to factors such as the demand for the Company's products, the size and timing of customer orders, changes in product and selling strategies, the introduction of new products and product enhancements by the Company or its competitors, changes in the proportion of revenues attributable to licenses and service fees, commencement or conclusion of significant consulting projects, changes in the level of operating expenses, use of outside consultants, costs of terminating employees and competitive conditions in the industry.

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

          The Company's future operating results will depend, to a considerable extent, on its ability to rapidly and continuously develop new products that offer its customers enhanced performance at competitive prices. Inherent in this process are a number of risks. The development of new, enhanced software products is a complex and uncertain process requiring high levels of innovation from the Company's management as well as accurate anticipation of customer and technical trends. Once a product is developed, the Company must rapidly bring it into production, a process that requires long lead times on some product components and accurate forecasting of production volumes, among other things, in order to achieve acceptable product costs.

          The Company's operating expenses may increase if it expands its operations. The Company plans to make significant investments in marketing and expansion of its sales channel in an effort to increase its presence in the increasingly competitive client/server market place. Future operating results will be adversely affected if net revenues do not increase accordingly. For example, the Company's poor financial performance during the first nine months of fiscal 1998 are due in large part to expenditures in sales and marketing in advance of revenues.

          During the quarter ended December 31, 1997, the Company lost many executive level employees, and in February 1998 the CEO and Chairman of the Company resigned. In addition, Mr. Christopher J. Steffen, a member of the Board of Directors, resigned as a director of the Company. The CFO of the Company has assumed the interim position of CEO and Chairman, however, the CFO has limited management experience and no significant experience running a public company. There is no guarantee that the Company will be able to attract new quality leadership in the near term or at all, or that the remaining leadership will be able to meet the challenge of running the Company.

          In February 1998, The Nasdaq Stock Exchange de-listed the Company from the Nasdaq National Market. The Company is now traded on the Nasdaq bulletin board. This de-listing is expected to have a negative impact on the liquidity of the Company's outstanding common shares. Additionally, due to the Company's poor financial performance, among other factors, the per share price of the Company's stock has been and is expected to continue to be negatively impacted in the near term and beyond.

          LIQUIDITY AND CAPITAL RESOURCES

          At December 31, 1997, the Company's principal sources of liquidity consisted of cash and equivalents of $204,000.

          The Company's working capital position decreased to a working capital deficit of $2.6 million at December 31, 1997 from $6.4 million at March 31, 1997. This decrease in working capital during the third quarter of fiscal 1998 was primarily due to a decrease in cash which was used in operations, the Company's net loss during the nine months ended December 31, 1997 and an increase in short-term borrowings.

          In November of 1997, the Company took several actions expected to reduce future operating costs including a 15% reduction in headcount, a significant cut in marketing expenses, and instituted a stringent expense monitoring plan. Management expects that there will be significant expense and cash flow savings during the fourth quarter of fiscal 1998 as compared to the third quarter of fiscal 1998 as a result of these actions.

          The Company has operated at a loss for the last four years. In fiscal year 1997 and the first three quarters of fiscal year 1998, operations of the Company generated a negative cash flow. Although the Company's management team has taken steps to improve the Company's cash flow through
(i) more effective marketing of its products; (ii) focusing research and development expenditures on products that have a shorter payback period; and
(iii) improving operational efficiencies, the Company continues to generate a negative cash flow and does not expect to reach break-even until late fiscal year 1998 or later. There can be no assurance that the Company will be able to significantly reduce its cash used by operations or achieve profitability in the near future or at all. The Company does not currently have an established line of credit with a commercial bank. Such a credit facility may be difficult to obtain with the Company's historical operating results. In November of 1997 a significant stockholder advanced the Company a short-term secured loan in anticipation of the Company raising additional equity, as previously discussed. This loan has an interest rate of 10% is due in March, 1998, subject to any extensions, and is secured by substantially all of the Company's assets. Accordingly, the Company is exploring various options to raise additional capital to repay such debt financings and support management's current efforts to improve the Company's operating performance but has not finalized any plans. However, the Company must raise additional capital in the near future in order to repay this debt and continue operations. See "Management's Discussion and Analysis of Financial Condition and Results of Operations --Overview".

                             OMNIS TECHNOLOGY CORPORATION


     PART II.  OTHER INFORMATION

     ITEM 1.   LEGAL PROCEEDINGS

               None.

     ITEM 2.   CHANGES IN SECURITIES

               None.

     ITEM 3.   DEFAULTS UPON SENIOR SECURITIES

               None.

     ITEM 4.   SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

               None.

     ITEM 5.   OTHER INFORMATION

               On February 12, 1998, the Company issued a press release announcing that its CEO and Chairman had resigned. A copy of this press release is attached as Exhibit 99.1.

     ITEM 6.   Exhibits and Reports on Form 8-K

     (a)       Exhibits

               27.1  Financial Data Schedule

               99.1  Press Release Dated February 12, 1998

     (b)       Reports on Form 8-K

               None.

                                      SIGNATURES


     Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

     Date:  February 17, 1998                OMNIS TECHNOLOGY CORPORATION
                                                     (Registrant)


                                                     /s/ Ken Holmes
                                               --------------------------
                                                        Ken Holmes
                                                    President and Chief
                                                     Executive Officer