Form 10KSB
period 1998-03-31
OMNIS TECHNOLOGY CORP
filed 1998-06-29
CIK 820738

================================================================================
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549
                            ------------------------

                                  FORM 10-KSB
(MARK ONE)

     [X]   ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
        SECURITIES AND EXCHANGE ACT OF 1934

                    FOR THE FISCAL YEAR ENDED MARCH 31, 1998

      [ ]   TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
        SECURITIES AND EXCHANGE ACT OF 1934

                         FOR THE TRANSITION PERIOD FROM
                               --------------- TO
                                ---------------

                          COMMISSION FILE NO. 0-16449

                          OMNIS TECHNOLOGY CORPORATION
             (EXACT NAME OF REGISTRANT AS SPECIFIED IN ITS CHARTER)

                                    851 TRAEGER AVENUE
          DELAWARE              SAN BRUNO, CALIFORNIA 94066            94-3046892
  (STATE OF INCORPORATION)         (ADDRESS OF PRINCIPAL            (I.R.S. EMPLOYER
                                         EXECUTIVE                 IDENTIFICATION NO.)
                                OFFICES INCLUDING ZIP CODE)

                                 (650) 829-6000
              (REGISTRANT'S TELEPHONE NUMBER, INCLUDING AREA CODE)

        SECURITIES REGISTERED PURSUANT TO SECTION 12(B) OF THE ACT: NONE

          SECURITIES REGISTERED PURSUANT TO SECTION 12(G) OF THE ACT:

                          COMMON STOCK, $.10 PAR VALUE

     Check whether the issuer (1) has filed all reports required to be filed by
Section 13 or 15(d) of the Securities Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. [X] Yes [ ] No

     Check if disclosure of delinquent filers pursuant to Item 405 of Regulation S-B is not contained in this form, and no disclosure will be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-KSB or any amendment to this Form 10-KSB. [ ]

     Issuer's revenues for its most recent fiscal year: $7,982,905

     The aggregate market value of the voting stock held by non-affiliates was $1,594,370 as of June 15, 1998, based on the last sales price reported for such date.

     As of June 15, 1998, the registrant had 2,125,827 shares of its Common Stock outstanding and 62,282 shares of its Series A Preferred stock outstanding.

                      DOCUMENTS INCORPORATED BY REFERENCE

     Portions of the Company's 1998 Proxy Statement to be filed not later than 120 days after the close of the fiscal year are incorporated in Part III of this Form 10-KSB.

     Transitional Small Business Disclosure Format (check one):  [ ] Yes  [X] No

================================================================================

                                     PART I

     THIS ANNUAL REPORT ON FORM 10-KSB INCLUDES A NUMBER OF FORWARD-LOOKING STATEMENTS THAT REFLECT THE COMPANY'S CURRENT VIEWS WITH RESPECT TO FUTURE EVENTS AND FINANCIAL PERFORMANCE. THESE FORWARD-LOOKING STATEMENTS ARE SUBJECT TO CERTAIN RISKS AND UNCERTAINTIES, INCLUDING THOSE DISCUSSED IN "MANAGEMENT'S DISCUSSIONS AND ANALYSIS OF FINANCIAL PERFORMANCE AND RESULTS OF OPERATIONS," BELOW THAT COULD CAUSE ACTUAL RESULTS TO DIFFER MATERIALLY FROM HISTORICAL RESULTS OR ANTICIPATED RESULTS.

ITEM 1. BUSINESS

THE COMPANY

     OMNIS Technology Corporation ("Company" or "OMNIS"), through its operating subsidiaries, OMNIS Software Inc., a California corporation, OMNIS Holdings Limited and OMNIS Software Limited, limited liability companies organized under the laws of England, and OMNIS Software GmbH, a German corporation, develops software tools and consulting services. The Company's products are designed to allow customers to develop software solutions which can be continuously enhanced to respond to changing business and technical needs. The Company's products support the full life cycle of applications and are designed for rapid development and deployment of sophisticated Web and client/server applications, providing true reuse of software objects, and the ability to integrate objects from disparate programming languages. The Company's family of products is used by corporations, system integrators, small businesses, and independent consultants to deliver custom information management applications for a wide range of uses including financial management, decision support, executive information, sales and marketing, and multi-media authoring systems. In addition to these products, the Company provides consulting, technical support, and training to help plan, analyze, implement, and maintain application software based on the Company's technology.

     The Company was incorporated under the laws of the State of Delaware on August 5, 1987, pursuant to a reorganization of predecessor companies originally incorporated under the laws of England in 1983. As used herein, the "Company" refers to OMNIS Technology Corporation and its consolidated subsidiaries. In the first quarter of fiscal year 1998, Blyth Software, Inc. changed its name to OMNIS Software Inc., Blyth Holdings Limited changed its name to OMNIS Holdings Limited, Blyth Software Limited changed its name to OMNIS Software Limited, and Blyth Software GmbH changed its name to OMNIS Software GmbH. In September 1997, the Company's stockholders approved a proposed change of the parent company's name from Blyth Holdings, Inc. to OMNIS Technology Corporation. In addition, in August 1997, the stockholders of the Company approved a one for ten reverse stock split. All share and per share information contained in this report Form 10-KSB has been adjusted to reflect such reverse stock split.

RECENT DEVELOPMENTS

     Fiscal 1998 was a year of significant change for OMNIS. At the beginning of the year the Company decided to change its direction significantly in an attempt to achieve profitability. A new Chief Executive Officer was hired to re-focus the Company's sales and marketing effort. This change in focus resulted in the Company spending significant resources on new marketing programs, including an effort to develop mass market awareness of the Company. The Company was renamed in attempts to align its corporate identity with its product identity. A new management team was built around the new Chief Executive Officer to carry out this strategy. See "KEY MANAGEMENT CHANGES" below.

     The Company's efforts to implement this new marketing strategy did not result in new revenue growth. During the latter half of fiscal year 1998, the Company attempted to raise additional capital through its existing investor base and new funding sources, but had limited success. See Item 6, "MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION OR PLAN OF OPERATION." As a result, the Company was forced to drastically reduce its cash flows, resulting in significant reductions in workforce, cancellation of nearly all third-party consultants that the Company retained, and a halt to all non-essential purchasing activities. Additionally, the Company began to structure an informal workout plan to repay its creditors. In the fiscal third quarter, the Company lost significant personnel, including several key Vice Presidents and its new Chief Executive Officer and Chairman.

     As a result of the losses incurred by the Company in fiscal year 1998, the Company formed a committee of its creditors (the "Creditor Committee") in February 1998, to structure a repayment plan whereby the Company would repay its creditors over time, with the objective of avoiding further litigation or formal bankruptcy proceedings. The Creditor Committee has reviewed the Company's financial plans and has agreed with the Company on a repayment plan (the "Workout Plan"). The Creditor Committee has distributed the plan of repayment as proposed by the Company to all U.S.-based unsecured creditors. The Creditor Committee has asked each creditor to choose one of three payment options and return a ballot indicating the option they have selected no later than July 10, 1998. Should at least 90% of all creditors representing at least 95% of total amount of claims in the Workout Plan approve the Workout Plan, the Company expects to begin repayment to customers in the quarter ending September 1998. See Item 3, "LEGAL PROCEEDINGS." If a payment plan is not agreed to by the Company's creditors, the Company will continue to attempt to negotiate with the creditors individually. The Company believes that it will be very difficult to successfully negotiate a satisfactory agreement with each or a significant majority of its creditors outside of this Plan. The Company may not be successful in these negotiations. The Company does not have sufficient cash to repay its creditors in full and does not expect to have enough cash to do so in the near future. Accordingly, there is a significant risk that the Company's creditors could force the Company to file for bankruptcy protection. In addition, the Company may not be able to make required repayments under a plan approved by its creditors, which could also require the Company to file for bankruptcy.

     The Company expects to sell additional shares of Series A capital stock during fiscal 1999 to fund the Workout Plan with its creditors, when and if approved. See Item 6, "MANAGEMENT'S DISCUSSION AND ANALYSIS OR PLAN OF OPERATION."

     While the Company expects to fund the Workout Plan with its creditors through the sale of additional shares of Series A stock, there can be no assurance that the Workout Plan will be satisfactory to all creditors, that the Workout Plan will effectively preclude any involuntary liquidation petitions, or that the Company will be able to consummate the sale of additional preferred stock. Additionally, there can be no assurance that the Company can meet the ongoing terms of the Workout Plan, when and if approved. To the extent the Company is unable to obtain approval for the Workout Plan, or is unable to obtain additional financing, the Company's operating results and financial condition will be materially and adversely affected.

KEY MANAGEMENT CHANGES

     Due to significant financial difficulties and other factors, the Company lost several executives in the third quarter of fiscal 1998. In February 1998, the Chief Executive Officer and Chairman of the Company resigned, and the Chief Financial Officer of the Company assumed the interim position of Chief Executive Officer and Chairman. In April 1998, OMNIS Software Inc. hired Mr. Kevin J. Doyle as Vice President of Worldwide Marketing and Mr. Larry Barcot Vice President of North American Sales. These additions are intended to revitalize a sales effort which had been impacted by the reductions in the Company's personnel during the last two quarters of fiscal 1998. Each of these executives have been associated with OMNIS' technology for at least nine years.

INDUSTRY BACKGROUND

EVOLUTION OF CLIENT/SERVER COMPUTING

     The evolution of computing has been characterized by several distinct stages. In the 1970s, mainframe and minicomputer systems with character-oriented user terminals emerged as the principal structure for enterprise computing. This was followed in the 1980s by the introduction of personal computers and workstations which primarily addressed personal productivity applications such as word processing and spreadsheets. In the late 1980s, local and enterprise-wide networks connecting these desktop systems became increasingly prevalent, initially for accessing file storage archives (file servers) and electronic mail communications.

     Building on this infrastructure, client/server computing emerged as an important new architecture for corporate computing in the early 1990s. In the client/server computing model, application software is divided into two components: a "client" handling functions such as the user interface, local data storage, manipulation and presentation, and a "server" handling tasks such as data management and access, storage, and retrieval for multiple clients. Typically, the client software runs in a single-user desktop system, while the server operates utilizing a shared mainframe, minicomputer, or workstation, and messages linking client and server are exchanged through connecting networks. In the last several years the Internet has become a new alternative for the dissemination and collection of information, with clients accessing data using applications known as "browsers".

     As a result of the adoption of the client/server model by large businesses, the market for application development tools has grown rapidly as businesses seek to develop applications which will operate in traditional client/server environments and across the Internet. At the same time, businesses are seeking to reduce application development times and efficiently utilize their software development resources. As a result, businesses are increasingly seeking software development tools which allow them to take advantage of the software re-use potential of object-oriented programming.

LIMITATIONS OF EXISTING OBJECT-ORIENTED PROGRAMMING ENVIRONMENTS

     Software object components should be easy to use, modify, and re-use so that developers do not need to commit to lengthy and complex development of applications that become difficult to change. Businesses should be able to support their most recent product offerings and corporate positioning by deploying applications rapidly and modifying them in ways that reflect the businesses' strategic differentiation. Until recently, the promise of object-oriented programming could not be fully realized because the competing object-oriented programming languages were not compatible, causing significant barriers to true object re-use. Businesses have been hesitant to fully embrace object-oriented programming and frequently have elected to continue to custom develop applications using traditional non-object-oriented environments, starting from scratch with each new application. As a result, application development is frequently slow and expensive with resulting applications which, once built, are frequently difficult to deploy and modify.

LIMITATIONS OF CURRENT BROWSER TECHNOLOGY

     Increasingly, businesses have been using the Internet to reach more customers, to reach them more directly, and to create an extended virtual corporation among their vendors, partners, and contractors. As businesses turn to the Internet, they are realizing that only a few applications can operate through traditional browsers. While browsers will continue to become more sophisticated, they are likely to remain primarily viewing tools: their limited engines and memory constraints generally restrict the kinds of Web-based mission-strategic applications that can be operated over the Internet.

     Instead of browsers, businesses need powerful new crossware (software that supports cross database, cross platform, cross object, cross component) applications, and software applications which have the ability to operate across the Internet with a wide variety of:

     - platforms (e.g., Windows, Windows NT, and Macintosh);

     - databases (e.g., DB2, Oracle, Informix, and Sybase);

     - object types built using the C++ and Basic programming languages (i.e., standard and custom object GUI objects); and

     - component formats (e.g., ActiveX from Microsoft Corporation ("Microsoft") and Java Beans from JavaSoft and others).

BUSINESS STRATEGY

     The Company's product development strategy is to develop sophisticated crossware application development tools to enable businesses to build mission-strategic software applications which have the following benefits:

     - Integrate with existing systems and execute across a variety of platforms, databases, and components.

     - Extend the client/server model across the Internet.

     - Deliver superior object-oriented functionality at a lower cost than applications developed using other software development tools.

     - Enable developers to transform the way they work by rapidly delivering solutions and services to their end customers.

     - Develop reusable program components and reduce the cost of solution delivery.

     The Company has expanded its customer base by dividing its products into two families: OMNIS 7(3), which is designed to appeal to existing customers, and OMNIS Studio, which is designed to appeal to new and existing value and performance-focused customers. OMNIS 7(3) is the Company's long standing product line, covering the full range of application development and deployment needs from prototyping through build and release. OMNIS 7(3) has already attracted a large customer base with its cross-platform, cross-database capabilities. The Company expects this product to continue to generate demand among programmers and developers of sophisticated client/server software. OMNIS Studio is the Company's premium product line and the first commercially available application development tool which integrates ActiveX and Java Beans components. OMNIS Studio is an object-oriented rapid application development tool, offering easy visual assembly of components and objects.

     The Company's growth strategy is focused on capitalizing on its past successes and its installed customer base while at the same time attracting a large number of new customers. The Company believes that it has a very loyal core group of software developers among its customer base, many of whom have used the Company's products for several years and who are interested in expanding the number of applications which are developed using the Company's products. In order to capitalize on the commitment of existing customers to the Company's products, the Company is seeking to communicate better with its existing customers and respond more quickly to their needs. In addition, the Company is seeking to expand its marketing capabilities to address new markets and attract new customers.

PRODUCTS

     The Company's product offerings provide solutions to a broad range of business challenges. OMNIS 7(3) has been the Company's main product line for many years and continues to be the main source of revenue. OMNIS Studio is an enhanced product offering with technical abilities in excess of OMNIS 7(3). Current and future OMNIS 7(3) customers can efficiently convert and migrate their applications to OMNIS Studio on their own or with support from the Company's technical and professional services staff.

OMNIS 7(3)

     OMNIS 7(3) is the Company's long standing product line, covering the full range of application development and deployment needs from prototyping through build and release. OMNIS 7(3) is a high performance tool for rapid development of business enterprise applications that has already established a large customer base. With its cross-platform, cross-database capabilities, the Company expects this product to continue to generate demand among programmers and developers of sophisticated client/server software.

     Written in C++, the OMNIS 7(3) product was widely embraced by the Company's customers, partners, and Value Added Resellers (VAR), and now has a large installed base. The Company has continued to develop, support, and upgrade OMNIS 7(3). Management believes that there continues to be worldwide demand for a low-cost, high performance procedural application development tool for business enterprise applications in client/server and Internet environments, which is a target market for OMNIS 7(3).

     The OMNIS 7(3) product family includes several products: the OMNIS 7(3) development environment, OMNIS Change Management System, and OMNIS Version Control System, which together address a wide range of team and application management tasks, including version tracking and control, change management, and turnkey build-and-release functionality. The OMNIS 7(3) product line also includes Web Enabler and OMNIS Web Rad. These products enable users of OMNIS 7(3) to adapt their applications for the Internet. Web Enabler supports leading industry standards, including SMTP/POP3, FTP, HTTP, TCP/IP, and HTML, along with GIF and JPEG file formats. The license fees for OMNIS 7(3) vary with the configuration of the product licensed and have list prices ranging from $500 to $2,700.

     OMNIS 7(3) applications can be deployed with data access services via the optimized OMNIS 7(3) database or configured with data access services to leading databases (i.e., DB2, Oracle and Informix). When customers deploy an application developed using the OMNIS 7(3) database, they must purchase an OMNIS 7(3) database deployment license for each end-user. The global list prices for the database deployment licenses of OMNIS 7(3) generally range from $20 to $165 per user, depending upon quantities purchased and/or the distribution channel. The Company has recently announced a similar pricing structure for non-OMNIS database deployment licenses.

OMNIS STUDIO

     OMNIS Studio is the Company's premium product line and the first commercially available application development tool which integrates ActiveX and Java Beans components. OMNIS Studio is an object-oriented rapid application development tool, offering easy visual assembly of components and objects. Key features of OMNIS Studio include cross-platform support for Windows95 and Windows98, Windows NT, Windows 3.1, and MacOS; local and portable data caching; a powerful code inspector; a versatile report writer; a multiple-mode debugger; and support for localization and multi-lingual implementation.

     OMNIS Studio includes two powerful subsystems: the Component Integrator and the Web Integrator. These two subsystems deliver a significant portion of OMNIS Studio's crossware capabilities. The Component Integrator provides a development environment where developers can combine, integrate, optimize, and extend third-party components such as ActiveX and Java Beans. Because OMNIS Studio understands different object models, developers can work in a single integration environment using a single interface, regardless of component or object type.

     The OMNIS Studio Component Integrator allows developers to easily re-use objects and components, combining and customizing them to quickly create new business applications. The Web Integrator allows businesses to web-enable their applications in numerous ways, creating object applications, browser-less web applications, or agent-oriented application servers. The Web Integrator provides support for the leading Internet standards including SMTP/POP3, FTP, HTTP, TCP/IP, and HTML translators as well GIF and JPEG file formats.

     The OMNIS Studio product family includes two additional products: OMNIS Studio Data Access Manager and OMNIS Studio Production Manager.

     With OMNIS Studio Data Access Manager (DAM), OMNIS Studio developers can develop applications which enable developers to use a single interface to view, access, and manipulate all industry-leading databases. High performance drivers provide fast and easy access to IBM's DB2 Universal Server, and databases supplied by Oracle Corporation, Sybase Incorporated, and Informix Corporation. Most other leading databases, including Microsoft's SQL Server database, are accessible via ODBC. OMNIS Studio Production Manager provides application development teams and application development managers with better control over developing their crossware applications. OMNIS Production Manager offers a complete tool set for version tracking and control, component storage and security, and build-and-release, so that team managers can easily roll-back changes, split development, or create custom builds.

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

     The license fees for the OMNIS Studio product family vary with the configuration of the products licensed and generally have United States list prices ranging from $950 to $2,700.

     OMNIS Studio applications can be deployed with data access services via the OMNIS Cache, an OMNIS Studio subsystem, or configured with data access services to leading databases (i.e. DB2, Oracle, and Informix). When a customer deploys an application developed using the OMNIS Cache they must purchase an OMNIS Cache for each end-user. The global list prices for OMNIS Cache generally range from $100 to $250 per user in US dollar equivalents depending upon quantities purchased and/or distribution channel. The Company has recently announced a similar pricing structure for non-OMNIS Cache deployment licenses.

YEAR 2000 COMPLIANCE

     Many existing computer programs use only two digits to identify a year in the date field. These programs were designed and developed without considering the impact of the upcoming change in the century. If not corrected, many computer applications could fail or create erroneous results by or at the year 2000.

     The Company believes it has designed its products to effectively handle the Year 2000 issue. The majority of the Company's internal applications were built using OMNIS products which the Company believes is Year 2000 compliant. Therefore, the Company believes that it has mitigated its risks on the Year 2000 issue with its internal applications. There can be no assurance that the Company is fully Year 2000 compliant or that Year 2000 compliance issues will not arise with respect to products furnished by third party manufacturers, the Company's own products, or suppliers that may result in unforeseen costs or delays to the Company and therefore have a material adverse effect on the Company.

SALES, MARKETING AND DISTRIBUTION

SALES

     The Company sells its products in North America primarily through account representatives who follow-up on leads generated by the Company's marketing department and respond to incoming calls from current and new customers. In addition, for larger enterprise sales, the Company employs a coordinated sales and engineering team to meet with potential customers. All North American account representative personnel are located at the corporate offices in San Bruno, California. The Company also sells its products in Europe primarily through a direct sales force operating from sales offices in the United Kingdom, Germany, Scandinavia, and Benelux.

     The Company is committed to expanding sales growth by making additional sales to its current customer base and increasing the number of new customers. To enable this sales growth, the Company recently hired a Vice President of North American Sales and developed relationships with key VARs, service providers, and distributors, thereby allowing the Company to leverage its sales force.

     An important part of the Company's growth strategy is to widen market penetration and sales through VARs, service providers, and other partnerships. Because applications developed by these partners require users of the applications to purchase deployment licenses from the Company, the Company believes that it can develop additional revenue by encouraging these partners to expand their development efforts using the Company's software development tools. Over the past year, the Company has worked with these partners to better distribute consulting opportunities between the Company's in-house service personnel and these partners. By removing conflict and competition between the Company's in-house service personnel and these partners, the Company believes it can improve its working relationship with these partners and encourage them to develop additional applications utilizing the Company's products.

INTERNATIONAL DISTRIBUTION

     The Company has non-exclusive distributor relationships in over 25 countries as well as exclusive distribution relationships in Australia, France, and Japan. All of the Company's exclusive distributors provide primary customer service and support for their markets. The Company is in the process of extending this distributor network to address additional international markets. Distributors in Latin America and in the Pacific Rim are managed from the San Bruno, California office, while distributors in Europe, Middle East, and Africa are managed from the United Kingdom office.

     The Company believes that in order to increase sales opportunities and achieve profitability, the Company will be required to expand its international operations. The Company has committed and continues to commit significant management time and financial resources to developing direct and indirect international sales and support channels. There can be no assurance, however, that the Company will be able to maintain or increase international market demand for its products. To the extent that the Company is unable to do so in a timely manner, the Company's international sales will be limited, and the Company's business operating results and financial condition could be materially and adversely affected.

     International operations are subject to inherent risks, including the impact of possible recessionary environments in economies outside the United States, costs of localizing products for foreign markets, longer receivables collection periods, and greater difficulty in accounts receivable collection, unexpected changes in regulatory requirements, difficulties and costs of staffing and managing foreign operations, reduced protection for intellectual property rights in some countries, potentially adverse tax consequences, and political and economic instability. There can be no assurance that the Company or its distributors or resellers will be able to sustain or increase international revenues from licenses or from maintenance and service, or that the foregoing factors will not have a material adverse effect on the Company's future international revenues, and consequently, on the Company's business, operating results, and financial condition.

MARKETING

     In support of its selling efforts, the Company conducts numerous marketing programs including public relations efforts, trade conferences, seminars, direct mail campaigns, and direct customer communications. The Company conducts user conferences in the United States, the United Kingdom, and Germany and periodically conducts meetings with customer groups to obtain direct feedback of customers' needs. The Company also provides a variety of collateral marketing materials and demonstration applications to stimulate customer interest.

     The Company has committed to focusing its marketing resources on the needs of its partners in efforts to make them more successful. The Company believes these efforts will help the Company generate additional revenues. As part of this effort the Company hired a Vice President of Worldwide Marketing, and the Company plans to implement a number of programs specifically designed for the OMNIS Partner channel. These programs include regional OMNIS Development Centers intended to help end-users and channel partners with implementation and development efficiencies on a regional level, training courses taught by seasoned OMNIS developers who are recognized within the OMNIS community, and regional trade conferences which will differ from OMNIS' past trade shows in that the conferences will be OMNIS specific and will showcase the various features and competitive advantageous of OMNIS' products.

PROFESSIONAL SERVICES

     As part of its global sales efforts, the Company markets professional services. These professional services provide customers with a wide range of consulting services and product training. Professional service revenues include fees for software programming projects (implementation and migration) and providing the Company's programming personnel to major customers. The Company believes that eliminating conflict and competition between the Company's professional services and the services provided by the Company's business partners will result in improved utilization of the Company's service professionals for higher margin consulting projects as well as increased demand for service professionals to assist the Company's business partners in their development efforts. To this end, the Company has reduced the amount of consulting projects it contracts for internally in favor of distributing these consulting opportunities to its partner channel. The Company has realized significantly reduced revenues as a result of this planned reduction in professional services and expects this trend to continue in the future.

CUSTOMER SERVICES AND SUPPORT

     Because the Company's products are used by customers to build applications which may become a critical component of their business operations, continuing customer support services are an important element of the Company's business strategy. The Company offers customer service programs to meet customer support requirements. Registered users of the Company's products can purchase an annual comprehensive subscription service to obtain maintenance releases and associated technical support and documentation. Other services under this program include telephone technical support during regular business hours and access to an electronic bulletin board where users can exchange development tips and commentary. The customer resource library provides in-depth analyses of specific product features, example code, programming short cuts, and optimization techniques.

     The Company's technical support team, comprised of experienced OMNIS developers, focuses on problem solving and resolution in networking, connectivity, security, and other technical issues. Technical support representatives are regularly trained in basic and advanced uses of OMNIS products. The Company operates the technical support function through a consolidated database, combining customer information from the United States, United Kingdom, and German support center databases into single database structure, thereby enabling its worldwide technical support staff to work from the same database and have simultaneous access to the same information. The global support strategy includes a worldwide support center in San Bruno, which primarily supports the Company's United States and Canadian customers and some of the Company's foreign distributors. These distributors are responsible for supporting those customers to whom they have sold the Company's products. Support centers in the United Kingdom and Germany provide support for the Company's direct customers in Europe and the Company's European based distributors. In addition, the Company has improved its Website to better provide technical support to its customers. The Company believes its customers are now better able to find answers to many of their questions quickly and easily on the Company's Website.

CUSTOMERS

     The Company has customers in a wide range of industries, including financial services, pharmaceuticals, manufacturing, telecommunications, aerospace, defense, and universities. In fiscal year 1998, no customer accounted for more than 10% of total net revenues. In fiscal year 1997, one customer in the United States accounted for approximately 13% of total net revenues.

     As is the case with other participants in the software industry, the Company generally ships product as orders are received. As a result, the Company has historically operated with little backlog. Because of this short cycle between receipt of an order and shipment, the Company does not believe that its backlog as of any particular date is meaningful.

     The Company's products are designed to enable the development of applications which operate in traditional client/server environments as well as across the Internet which represents an emerging marketplace. Some of the Company's customers have purchased copies of the Company's products for evaluation purposes. There can be no assurance that these customers will broadly implement new projects or that they will purchase additional products from the Company. The Company's future financial performance will depend on the growth of the Company's sector of the computing market and on its ability to compete effectively in this market. There can be no assurance that this market will continue to grow or that the

Company will be able to respond effectively to customer requirements and competitive offerings in this market.

     As the market evolves, the Company anticipates that competition is likely to increase from both existing and future market participants, most of whom are larger companies and have greater financial, technical, marketing, sales, and distribution resources and a larger installed base of customers than the Company. Moreover, if such competition were to enter the Company's market, it might be required to increase defensive measures to maintain its position in these target markets. This increased effort could adversely affect operating results due to increased marketing programs, price declines, longer sales cycles, and increased product development expenses, among other things. There can be no assurance that the Company could compete effectively with such new products.

PRODUCT DEVELOPMENT

     Since its inception in the United Kingdom, the Company has benefited from having a global perspective in terms of partners, customers, technological outlook, and products. Since 1985 the Company's corporate research facilities have been based in England.

     The Company believes that developing new products is best accomplished with a cross-disciplinary approach, combining the talents and perspectives of a multi-faceted virtual development team that includes developers, customers, VARs, sales and marketing, technical support, quality assurance, and professional services. In the course of planning products, the Company's product development team filters industry trends, ideas from customers and potential customers, partners and potential partners, feedback from the Company's own sales, marketing, technical support, and professional services staff, and general business information and then analyzes the potential risks and benefits of pursuing a given strategy.

     The software industry is characterized by rapid technological advances, frequent new product introductions, rapid enhancements of existing products through new releases, and changing customer requirements. The future success of the Company will largely depend on its ability to enhance its current products and to successfully develop new products which keep pace with technology trends, competitive offerings, and evolving customer requirements. In particular, the Company believes it must continue to enhance the basic functionality of its products and extend the product line to keep pace with the advances in hardware, operating systems, programming languages, databases, and Internet-related technology. Any failure of the Company to anticipate new technology developments and customer needs or any significant delays in product development and introduction could result in a loss of competitiveness and revenues. Because of the complexity of software products, new product introductions may contain undetected software errors that, despite quality assurance testing by the Company, are discovered only after a product has been installed and used by customers. Although the Company has not experienced any material adverse effects from such errors to date, there can be no assurance that errors will not be discovered in the future which would cause delays in shipments, loss of revenues or require significant design changes that could adversely affect the Company's competitive position and operating results. There can be no assurance that any of the Company's product development efforts will lead to a commercially viable product, and the Company is unable to predict whether or when proposed new products, product enhancements, or product extensions might be released or whether, when released, they will achieve market acceptance.

     The Company markets its products to customers for the development, deployment, and management of client/server applications. The Company's license agreements with its customers typically contain provisions designed to limit the Company's exposure to potential product liability claims. It is possible, however, that the limitation of liability provisions contained in the Company's license agreements may not be effective as a result of existing or future federal, state or local laws, or ordinances or unfavorable judicial decisions. Although the Company has not experienced any product liability claims to date, the sale and support of its products by the Company may entail the risk of such claims, which are likely to be substantial in light of the use of its products in business-critical applications. A successful product liability claim brought against the Company could have a material adverse effect upon the Company's business, operating results, and financial condition.

COMPETITION

     The applications development tools software market is rapidly changing and intensely competitive. The Company currently encounters competition from several direct competitors, including Sybase Corporation, Forte Software Inc., and Centura Software Corporation (formerly Gupta Corporation). In addition, the Company competes indirectly with several other companies. These include (a) the relational database vendors, such as Oracle and Informix, who provide application development tools primarily for customers who use their database technology; (b) 4GL application tools vendors such as Progress Software Corporation and Cognoscente Software International Incorporated; (c) CASE tools vendors such as Knowledgeware Inc. and Intersolv Inc.; and (d) shrink-wrap database software suppliers such as Lotus, Delphi, and ACIUS. The Company believes that none of these competitors currently support both ActiveX and Java Beans components. While the Company fully expects most large competitors to ultimately offer crossware development tools which support both ActiveX and Java Beans, the Company believes that it currently has a time to market advantage over competitors who may enter the market at a later time.

     The Company believes that its ability to compete depends on factors both within and outside its control, including the timing and success of new products developed by the Company and its competitors, product performance and price, distribution, and customer support. There can be no assurance that the Company will be able to compete successfully with respect to these factors. In particular, competitive pressures from existing and new competitors who offer lower prices or introduce new products, including "native" products that fully utilize the capabilities of a particular operating platform, could result in delays in purchase decisions by or loss of sales to potential customers or cause the Company to institute price reductions, any of which would adversely affect the Company's results of operations. In particular, software licenses which permit developers to develop configurable applications and deliver those applications to end-users, have been and may continue to be subject to significant pricing pressures which could have an adverse effect on the Company's business and results of operations. There can be no assurance that the Company will be able to maintain its price structure or that entry of future competitors in the Company's current market will not result in pricing pressures in the future.

     Additional competitive factors influencing the market for the Company's products include product functionality and features, platforms, performance, vendor and product reputation, and product and service quality. These items may also result in market confusion, delays in purchases, intensified competition, price restructuring, or price reductions. The Company believes that the broad functionality of its products, including its cross platform capability and its important features for group development, application deployment, and maintenance has enabled the Company to compete effectively to date, particularly for professional development environments in major corporations. The Company's primary focus on client/server application development tools may be a disadvantage in competing with vendors who can provide a greater range of products to customers who wish to deal with a limited number of suppliers (i.e. Oracle, Sybase, and Informix).

     As the client/server market evolves, the Company anticipates that competition is likely to increase from both existing and future market participants, most of whom are larger companies and have greater financial, technical, marketing, sales, and distribution resources and a larger installed base of customers than the Company. Moreover, if such competition were to enter the crossware market which is the principal market in which the Company participates, the Company might be required to increase defensive measures to maintain its position in these target markets. This increased effort could adversely affect operating results due to increased marketing programs, price declines, longer sales cycles, and increased product development expenses, among other things. There can be no assurance that the Company could compete effectively with such new products.

INTELLECTUAL PROPERTIES AND OTHER PROPRIETARY RIGHTS

     The Company relies primarily on a combination of trade secret, copyright, and trademark laws and contractual provisions to protect its proprietary rights. In addition to trademark and copyright protections, the Company licenses its products to end users on a "right to use" basis pursuant to a perpetual license agreement that restricts use of products to a specified number of users. The Company generally relies on shrink-wrap licenses which become effective when a customer opens the package. Because they are not negotiated with or signed by the licensees, in order to retain exclusive ownership rights to its software and technology, the Company generally provides its software in object code only, with contractual restrictions on copying, disclosure, and transferability. There can be no assurance that these protections will be adequate, or that the Company's competitors will not independently develop technologies that are substantially equivalent or superior to the Company's technology.

     Copyright and other protection for intellectual property may be unavailable or restricted in certain foreign countries. In addition, shrink-wrap licenses may be unenforceable under the laws of certain jurisdictions. Nevertheless, the Company believes that its copyright and license protections are important. However, because of the rapid pace of technological change in the computer software industry, factors such as the product knowledge, ability, and experience of the Company's personnel, brand name recognition, customer support, and ongoing product maintenance and enhancement may be more significant in maintaining the Company's competitive advantage.

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

     OMNIS 7 and OMNIS Studio are the trademarks of OMNIS Technology Corporation. All trademarks are the property of their respective owners of the companies that produce them.

     The Company is currently involved in litigation related to copyright infringement. Please see Item 3, "LEGAL PROCEEDINGS".

PRODUCTION

     The Company uses subcontractors in the United States to perform its manufacturing operations, which include duplication and preparation of software media, documentation, and packaging. The principal materials used in the manufacture of the Company's products are CD ROMs, boxes, binders, and multi-color printed materials which the Company obtains from its manufacturers.

     The Company utilizes its distributors in some international markets to localize the products, including conversion of the product and product documentation to native languages, where necessary. The production of the resulting localized product is then handled by the distributor for that market.

     The Company requires that quality control tests be performed on all duplicated disks and finished products. Quality control personnel work in the United Kingdom operation to help ensure product quality. The Company produces software and documentation based upon forecasts of monthly sales.

EMPLOYEES

     At June 15, 1998, the Company had 47 employees, including 14 in product development, 15 in sales and marketing, 9 in customer support and consulting, and 9 in finance and administration. Of these 47 employees, 34 employees are based in Europe, and 13 are located in the United States. The Company's employees are not represented by any collective bargaining organization, and the Company has never experienced a work stoppage. Further, the Company believes its relationships with its employees are good.

     The Company has recently changed and added new senior management as well as other personnel. This group has had limited experience working together and the Company is continuing to enhance its internal infrastructure and management information systems which is critical to the Company's success. The Company's success also depends to a significant extent upon a number of key management and technical personnel, the loss of one or more of whom could adversely affect its business. In addition, the Company believes that its future success will depend to a significant extent on its ability to recruit, hire and retain highly skilled management and employees for product development, sales, marketing, and customer service. Competition for such personnel in the software industry is intense, and there can be no assurance that the Company will be successful in attracting and retaining such personnel.

EXECUTIVE OFFICERS OF THE REGISTRANT

     The following sets forth certain information regarding the executive officers of the Company as of June 26, 1998:

       NAME         AGE                           POSITION
       ----         ---                           --------
Kenneth Holmes....        Chairman, Chief Executive Officer, and Chief Financial
                    32    Officer
David R. Seaman...  45    Vice President, Chief Technical Officer, and Founder
Gwyneth Gibbs.....  55    Vice President, Research and Development
Colin Starr.......  38    Director, European Sales
Kevin J. Doyle....  42    Vice President, Worldwide Marketing
Larry A. Barcot...  49    Vice President, North American Sales

     Mr. Holmes has served as Chairman, Chief Executive Officer, and Chief Financial Officer of the Company since February 1998, and Director of Finance since he joined the Company in August of 1997. Prior to joining the Company, Mr. Holmes served as Assistant Controller of NeXT Software, Inc. from July 1996 to March 1997. From March 1994 to July 1996, Mr. Holmes was Controller at ENlighten Software Solutions, Inc., a worldwide independent supplier of software for system administration. Mr. Holmes was an accountant with KPMG Peat Marwick LLP from August 1991 through March 1994.

     Mr. Seaman is the Chief Technical Officer and is a Founder of the Company. He has served as a Vice President of the Company since June 1990 and has served as Research and Development Director since June 1982. He served as Managing Director of Blyth Software, Ltd. from September of 1990 until June of 1993.

     Mrs. Gibbs is the Vice President of Research and Development. She joined the Company in October 1994, initially responsible for Research and Development in Europe and with world-wide responsibility since January 1998. Prior to joining the Company, Mrs. Gibbs was Technical Director of an intelligent database start-up for 6 years, and before that held a number of positions in UK development organizations.

     Mr. Starr is the Director, European Sales. He joined the Company in September 1997, and assumed his current role in February 1998. Prior to joining the Company, Mr. Starr spent 9 years with Dun & Bradstreet Software (formerly Geac Corporation), serving as Director of Marketing -- UK for 2 years and as Customer Services Director -- UK for 3 years until 1997.

     Mr. Doyle is the Vice President of Worldwide Marketing and has served in this position since April, 1998. Prior to joining the Company, Mr. Doyle has had over 22 years of technology consulting experience, including over 14 years experience developing and delivering solutions using the products of OMNIS Software. Mr. Doyle was a founder of the Macintosh Consultants Network, formed in 1988.

     Mr. Barcot is the Vice President of North American Sales and has served in this position since April, 1998. Prior to joining the Company, Mr. Barcot had been involved in the technology industry since 1976. Since 1984, Mr. Barcot has provided consulting and software development services for companies on an international basis, the majority of software development projects were completed using tools from OMNIS Software.

ITEM 2. PROPERTIES

     The Company currently leases approximately 22,178 square feet of office space in San Bruno, California pursuant to a lease which expires on May 31, 2002, and had base monthly rental payments of $58,772 plus a percentage of operating costs and property taxes above the 1997 base year. The rent increased to $60,990 per month in 1998, and increases to $63,207 per month in 1999, $65,425 per month in 2000, and $67,643 per month in 2001. In addition, the Company is currently paying an additional $10,000 per month in previously owed rent and expects to make such payments for the next 15 months. The Company is currently seeking to reduce its current facility in San Bruno, California through either a sublease, renegotiation with its landlord, or relocating its offices to a different facility pending negotiation with its current landlord.

     The Company owns property in the United Kingdom which it uses for its research and development. The Company also leases 2,738 square feet of office space for its European sales headquarters office in Bracknell, England. The lease, which expires on February 17, 2001, has monthly rental payments of L3,100 plus L1,300 for common area maintenance. The Company also leases 2,370 square feet of office space (formerly its London sales office) in London, England. The lease, which expires on November 1, 2012, has monthly rental payments of L2,370. During the year, the Company sublet all of the London office space for which it receives a monthly rental of L1,375 per quarter plus 100% reimbursement for common area maintenance. The sublease terminates on December 25, 1999.

     The Company leases property in Germany which it uses as a sales office. The space is 457 square meters and has monthly rental payments of DM 11,783. The lease will expire May 14, 2007, with a Company option to terminate the lease in May 2002.

     The Company believes that these facilities are more than adequate to meet its requirements for fiscal year 1999.

ITEM 3. LEGAL PROCEEDINGS

COMPASS SOFTWARE

     On March 16, 1998, the Company was served with a lawsuit which claims that the Company and two of its officers aided in software copyright infringement. The case has been transferred to the Eastern District Court of Washington state. The plaintiff, Compass Software ("Compass"), a former channel partner of OMNIS, seeks damages in the amount of $2 million. OMNIS had previously received a favorable judgment from Compass in 1994 (the "1994 Claim") in the Eastern District Court of Washington state related to the Company's claims that Compass illegally distributed OMNIS' software products. Compass has not paid the judgment under the 1994 Claim. OMNIS believes Compass' copyright infringement suit has no merit and has been brought primarily in an attempt to force the Company to abandon the judgment under the 1994 Claim.

     The Company currently has no intention of reducing or forgiving its judgment. In June 1998, the Company executed on its judgment on the 1994 claim by purchasing, at a judgment lien sale, the rights to the current infringement suit brought by Compass. In light of this purchase, the Company has filed a motion to dismiss the suit brought against the Company.

CREDITORS

     As a result of the losses and negative cash flows incurred by the Company in fiscal year 1998, the Company was unable to meet its obligations. The Company has been negotiating with a group of its creditors to structure a Workout Plan whereby the Company would repay the creditors over time, thereby possibly avoiding further litigation and collection activities, or formal bankruptcy proceedings.

     In February 1998, the Company called a general meeting of all creditors to discuss a plan of repayment (the "Workout Plan"). The total debt represented by the 106 creditors invited to the general meeting was approximately $1.3 million. Of this group, 7 creditors made up 55% of the $1.3 million, and 58% of the creditors were owed less than $2,000 each. As a result of that meeting, a representative group of creditors formed a committee which has reviewed the financial plans of the Company including financial forecasts for the next 3 years. The Workout Plan includes the following repayment options:

          1. All creditors with claims at or below $2,000 may elect to receive a cash repayment of 75% of the amount of their claim within 30 days from the effective date of the agreement.

          2. Any creditor with a claim greater than $2,000 can elect to reduce their claim to $2,000 and receive a cash repayment equal to 75% of the amount of their claim within 30 days from the effective date of the agreement.

          3. Any creditor with a claim greater than $2,000 who does not elect option 2, may elect to receive scheduled payments over approximately a three (3) year period with interest accruing at 10% annually.

          4. Any creditor with a claim greater than $2,000, who does not elect option 2, may elect to receive a cash repayment equal to 20% of the amount of their claim within 30 days of the effective date of the agreement.

     The Workout Plan was agreed to by this representative group of creditors and has been distributed to the creditors of the Company for approval. The Workout Plan is subject to approval by July 10, 1998. If at least 90% of all creditors representing at least 95% of total amount of claims in the Workout Plan approve the Workout Plan, the Company expects to begin repayment to customers in the quarter ending September 1998. Each of these creditors have been contacted regarding the proposed Workout Plan with the Creditor Committee and the Company expects to receive approval or denial of the proposed plan by July 10, 1998. Under the terms of the Workout Plan, creditors which have agreed to the Workout Plan and who have begun legal actions must dismiss their lawsuits. Creditors who do not agree to the Workout Plan as proposed may at their option continue to seek payment from the Company individually. If a payment plan is not agreed to by the Company's creditors, the Company will continue to attempt to negotiate with the creditors individually. The Company believes that it will be very difficult to successfully negotiate a satisfactory agreement with each or a significant majority of its creditors outside of this Workout Plan. The Company may not be successful in these negotiations. The Company does not have sufficient cash to repay its creditors in full and does not expect to have enough cash to do so in the near future. Accordingly, there is a significant risk that the Company's creditors could force the Company to file for bankruptcy protection. In addition, the Company may not be able to make required repayments under a plan approved by its creditors, which could also require the Company to file for bankruptcy.

     The Company owes a significant amount to its creditors. Certain of these filed lawsuits against the Company for the amounts due them. These claims aggregate approximately $393,000. Information regarding these lawsuits are set forth in the table below.

                                                                                  AMOUNT
          PLAINTIFF                        COURT                 DATE OF SUIT    OF CLAIM
          ---------                        -----                 ------------    --------
Lois Paul & Partners           Superior Court of California      April 27, 1998  $160,000
Bloor Research                 Supreme Court of England          April 29, 1998    71,000
EMS Group                      Superior Court, San Francisco      March 5, 1998    64,000
Miller Freeman                 Santa Clara Superior Court         June 25, 1998    36,000
Romac International            San Francisco Municipal Court     April 20, 1998    25,000
Programmer's Paradise, Inc.    San Mateo Municipal Court       January 22, 1998    19,000
ACI US, Inc.                   Superior Court of California        May 12, 1998    10,000
Collaborative Marketing Corp.  Municipal Court of Santa Clara      June 1, 1998     5,000
Walk'n Water                   Municipal Court of Santa Clara  January 21, 1998     3,000
                                                                                 --------
                                                                          Total  $393,000

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

     Not applicable.

                                    PART II

ITEM 5. MARKET FOR COMMON EQUITY AND RELATED STOCKHOLDER MATTERS

     The Company's Common Stock was traded on the National Association of Securities Dealers Automated Quotation System ("Nasdaq") National Market System ("NMS") until February 1998. Due to changes in the minimum listing requirements by Nasdaq and the deterioration in the Company's financial condition, the

Company's stock was de-listed during February 1998. It is currently traded on the Nasdaq Bulletin Board ("BB") under the symbol "OMNS".

     In order for the Company to regain its status on the NMS, the Company must significantly improve its financial condition. The Company is not forecasting any significant improvement in financial performance to warrant applying for NMS listing, and does not expect to be in a position to do so for several years.

     The following table sets forth the high and low closing prices for the Company's Common Stock for fiscal years 1997 and 1998, as adjusted for the 1 for 10 reverse stock split of the Company's common stock in September 1997.

                                                              HIGH        LOW
                     FISCAL YEAR 1997                        CLOSING    CLOSING
                     ----------------                        -------    -------
April 1 to June 30, 1996...................................  $36.87     $26.88
July 1 to September 30, 1996...............................  $26.25     $10.94
October 1 to December 31, 1996.............................  $15.34     $ 5.00
January 1 to March 31, 1997................................  $15.64     $ 4.69

                                                             HIGH        LOW
                     FISCAL YEAR 1998                       CLOSING    CLOSING
                     ----------------                       -------    -------
April 1 to June 30, 1997..................................  $11.880    $4.690
July 1 to September 30, 1997..............................  $11.250    $6.250
October 1 to December 31, 1997............................  $ 6.500    $0.500
January 1 to March 31, 1998...............................  $ 0.875    $0.313

     On June 15, 1998, the closing price for the Company's Common Stock on the Nasdaq Bulletin Board was $0.75 and there were approximately 103 holders of record of the Company's Common Stock. This does not include stockholders whose Common Stock is held in street name.

     The Company has never declared or paid dividends on its Common Stock. The Company intends to retain earnings, if any, for the operation and expansion of the Company's business, and therefore does not anticipate paying any cash dividends in the foreseeable future. See "Management's Discussion and Analysis or Plan of Operation -- Liquidity and Capital Resources."

ITEM 6. MANAGEMENT'S DISCUSSION AND ANALYSIS OR PLAN OF OPERATION

     The following discussion should be read in conjunction with the "RISK FACTORS" section below and the Company's audited consolidated financial statements, including the notes thereto, included in this annual report.

RESULTS OF OPERATIONS

     The following table sets forth, as a percentage of revenues, certain consolidated statement of operations data for the periods indicated (subtotals not adjusted for rounding):

                                                        FISCAL YEARS
                                                      ENDED MARCH 31,
                                                      ----------------
                                                      1998       1997
                                                      -----      -----
Percent Of Total Net Revenues:
Net revenues:
  Product...........................................    53%        45%
  Services..........................................    47         55
                                                      ----        ---
          Total net revenues........................   100        100
Operating expenses:
  Cost of product...................................     6         11
  Cost of services..................................    39         36
  Selling and marketing.............................    84         55
  Research and development..........................    36         27
  General and administrative........................    38         35
                                                      ----        ---
          Total operating expenses..................   204        164
Operating loss......................................  (104)       (64)
Other income (expense), net.........................    (1)       (13)
                                                      ----        ---
Net loss............................................  (105)%      (77)%
                                                      ====        ===
Gross margins:
  Gross margin on product revenues..................    88%        76%
  Gross margin on service revenues..................    18%        34%

     Total Net Revenues. Total net revenues decreased 23% to $8.0 million in fiscal year 1998 from $10.4 million in fiscal year 1997. International revenues, primarily product revenues, accounted for 39% and 37% of total net revenues in fiscal years 1998 and 1997, respectively. See Note 11 of the Notes to Consolidated Financial Statements.

     The Company's revenues are derived from two sources: fees from software licensing and fees for services, including consulting, training, maintenance, and product support. Product revenues decreased 11% to $4.2 million in fiscal year 1998 from $4.7 million in fiscal year 1997. The decline in product revenues in fiscal year 1998 as compared to fiscal year 1997 was largely a result of significant reductions in the Company's direct sales force.

     Service revenues decreased 33% to $3.8 million in fiscal 1998 from $5.7 million in fiscal year 1997. The decrease in service revenues in fiscal year 1998 as compared to fiscal year 1997 was due to a planned reduction of consulting services and a decrease in product revenue which affected customer support revenues. The Company expects consulting revenue to continue to decrease both as a percentage of total revenues and in total dollars in future quarters.

     In fiscal year 1998, no customer accounted for more than 10% of total revenues. In fiscal year 1997, one customer in the United States accounted for approximately 13% of total net revenue.

     The Company sells its products in U.S. Dollars in North America and principally in British Pounds Sterling and German Deutsche Marks in the United Kingdom, Germany, and other European countries. As the Company recognizes revenues and expenses in U.S. Dollars, British Pounds Sterling, and German Deutsche Marks but reports its financial results in U.S. Dollars, changes in exchange rates may cause variances in the Company's period-to-period revenues and results of operations in future periods. Foreign exchange gains and losses have not been material to the Company's performance to date.

     Cost of Product Revenues. Cost of product revenues is comprised of direct costs associated with software product sales including software packaging, documentation, and physical media costs. Cost of product revenues as a percentage of product revenues was 12% in fiscal year 1998 as compared to 24% in fiscal year 1997. The decrease in cost of product revenues as a percentage of product revenues is mainly due to amortization of previously capitalized software development costs in 1997 with no corresponding amortization in 1998. Amortization of capitalized software development costs was $300,000 in fiscal year 1997. The Company no longer capitalizes research and development costs and as of the end of fiscal year 1997 had fully amortized all software development costs recorded in previous fiscal years.

     Cost of Services Revenues. Cost of services revenues includes consulting, technical support, maintenance services, and training, which consist primarily of personnel costs. Cost of services revenues as a percentage of net service revenues increased to 82% in fiscal year 1998 from 66% in fiscal year 1997. The increase in cost of services revenues as a percentage of services revenues in fiscal 1998 as compared to fiscal years 1997 was primarily due to a planned reduction in consulting services, which lead to less efficiently utilized consulting staff. Additionally, the Company decreased its consulting staff in fiscal year 1998 which resulted in severance costs and other termination costs that are included in the cost of services revenue.

     Selling and Marketing Expenses. Selling and marketing expenses increased to $6.7 million in fiscal year 1998 from $5.7 million in fiscal year 1997, representing 84% and 55% of total net revenues during such periods, respectively. The increase in selling and marketing was primarily due to significant increases in headcount and consultant costs in the marketing group in the first two quarters of the fiscal year. The Company had refocused its sales and marketing department in an attempt to generate revenues related to its new Studio product line, including an increased trade show presence, additional advertising and marketing collateral generation, and an increased market awareness campaign. The Company is no longer following this increased marketing campaign and expects selling and marketing expenses to be significantly lower in future periods.

     Research and Development Expenses. Research and development expenses in absolute dollars remained relatively constant for fiscal years 1998 and 1997. During fiscal year 1998, the Company consolidated its world-wide research and development activities into its development facility in England. Costs for the development of new software products and substantial enhancements to existing software products are expensed as incurred until technological feasibility has been established, at which time any additional costs would be capitalized in accordance with SFAS 86. The Company did not capitalize any research and development costs in fiscal year 1998 or 1997 because the Company believes its current process for developing software is essentially completed concurrently with the establishment of technological feasibility (as defined by SFAS 86). At the end of fiscal year 1997, the Company had fully amortized the previously capitalized internal software development costs and no such costs were recognized during fiscal year 1998.

     General and Administrative Expenses. General and administrative expenses decreased to $3.1 million in fiscal year 1998 from $3.6 million in fiscal year 1997. These decreases are related to stringent cost controls and other cost conservation methods introduced during fiscal year 1998, which were partially offset by significant severance and related termination costs resulting from the Company's reduction in force in the latter half of fiscal year 1998.

     Other Income (Expense), Net. Other income (expense) is primarily comprised of interest income, interest expense, gains and losses on foreign currency transactions, and other income. Interest income reflects earnings from the Company's cash position. Interest expense primarily relates to the Company's $1 million note payable and capital leases in fiscal year 1998 and convertible debentures in fiscal year 1997. Interest expense was $146,000 in fiscal year 1998 and $1,757,000 in fiscal year 1997. The interest expense in fiscal year 1997 was primarily due to a $1.3 million charge related to the conversion price discount on the $7.35 million principal amount of the Company's 8% Convertible Notes. See Note 5 of the Notes to the Consolidated Financial Statements.

     Income Tax Expense. Income tax expense was $17,000 in fiscal year 1998, compared to $30,000 in fiscal year 1997. At March 31, 1998, the Company had net operating loss carry forwards of approximately $35.7 million for federal income tax purposes, $7.9 million for state tax purposes, and $5.3 million for foreign taxes. The Tax Reform Act of 1986, as amended, and the California Conformity Act of 1987 impose substantial restrictions on the utilization of net operating loss and tax credit carry forwards in the event of an "ownership change," as defined by the Internal Revenue Code. An "ownership change" took place in fiscal year 1992, and the Company is limited to $780,000 per year of federal and California net operating loss carry forwards accrued through that date (a total of $7.8 million federal and $1.3 million California). The Company has not examined whether any other "ownership change" has occurred which would further limit the utilization of net operating losses and credits. See Note 8 of the Notes to Consolidated Financial Statements.

     Inflation. The Company believes that inflation has not had a material impact on the Company's operating results to date and does not expect inflation to have a material impact on the Company's operating results in fiscal year 1999.

RISK FACTORS

     The Company has experienced significant quarterly fluctuations in operating results and anticipates such fluctuations in the future. The Company generally ships orders as received and, as a result, typically has little or no backlog. Quarterly revenues and operating results, therefore, depend on the volume and timing of orders received during the quarter, which are difficult to forecast. Furthermore, the Company has typically sold to large corporate enterprises, significant partners, and distributors which often purchase in significant quantities, and therefore, the timing of the receipt of such orders could cause significant fluctuations in operating results. Historically, the Company has often recognized a substantial portion of its license revenues in the last month of the quarter. Service revenues tend to fluctuate as consulting projects, which may continue over several quarters, are undertaken or completed. Operating results may also fluctuate due to factors such as the demand for the Company's products, the size and timing of customer orders, changes in the proportion of revenues attributable to licenses and service fees, commencement or conclusion of significant consulting projects, changes in pricing policies by the Company or its competitors, the number, timing, and significance of product enhancements and new product announcements by the Company and its competitors, the ability of the Company to develop, introduce, and market new and enhanced versions of the Company's products on a timely basis, changes in the level of operating expenses, changes in the Company's sales incentive plans, budgeting cycles of its customers, customer order deferrals in anticipation of enhancements or new products offered by the Company or its competitors, nonrenewal of maintenance agreements, product life cycles, software bugs and other product quality problems, personnel changes, changes in the Company's strategy, the level of international expansion, seasonal trends and general domestic and international economic and political conditions, among others. Accordingly, the Company believes that period-to-period comparisons of its operating results are not necessarily meaningful and should not be relied upon as indications of future performance. In addition, revenues in quarters after a new product release may be significantly affected by the amount of upgrade revenue, which tends to increase soon after the release of a new product and then decline rapidly.

     The Company has experienced significant losses during fiscal year 1998. As a result of this and other factors, the Company used approximately $6 million of cash during fiscal year 1998. As a result, the report of the Company's independent auditors on the Company's financial statements included herein contains a paragraph stating that there is a substantial doubt as to the ability of the Company to continue as a going concern. In November 1997, the Company took several actions expected to reduce future operating costs and cash flows, including a 15% reduction in headcount, a significant cut in marketing expenses, and the implementation of stringent expense monitoring controls. The Company has recently raised $1 million in secured debt financing (the "secured debt") from a significant stockholder, which is secured by substantially all of the Company's assets. In April and May 1998, the Company sold convertible Preferred Stock resulting in net proceeds of approximately $500,000 from the significant stockholder who had previously loaned the

Company $1,000,000 described above. The stockholder has the right to purchase an additional 62,500 shares at his option, at a price of $8.00 per share at anytime prior to October 1, 1998. Management expects there will be additional significant expense and cash flow savings during the first and second quarter of fiscal year 1999. However, the Company is operating with minimal cash resources and, should the Company continue to experience losses from operations, it will need to seek additional financing. There can be no assurance that the Company will be able to raise additional financing in this time frame on commercially reasonable terms, or at all. If the Company is unsuccessful in raising this capital, the Company may be required to cease operations and declare bankruptcy. Under such circumstances, the Company's secured creditors would have a first claim on all, or substantially all, of the Company's assets. See "LIQUIDITY AND CAPITAL RESOURCES" below.

     The Company's expense levels are based, in significant part, on the Company's expectations as to future revenues and are therefore relatively fixed in the short term. If revenue levels fall below expectations, net income is likely to be disproportionately adversely affected because a proportionately smaller amount of the Company's expenses vary with its revenues. There can be no assurance that the Company will be able to achieve profitability on a quarterly or annual basis in the future. Due to all the foregoing factors, it is likely that in some future quarter the Company's operating results will be below the expectations of public market analysts and investors. In such event, the price of the Company's Common Stock would likely be materially adversely affected.

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

     The Company's operating results will also be affected by the volume, mix, and timing of orders received during a period and by conditions in the industries that it serves as well as the general economy. Additionally, the Company operates on a global basis with offices or distributors in Europe, Asia, and Latin America as well as North America. Changes in the economies, trade policies, and fluctuations in interest or exchange rates may have an impact on its future financial results. Also, as the Company continues to operate more globally, seasonality may become an increasing factor in its financial performance.

     The Company's products are typically used to develop applications that are critical to a customer's business and the purchase of the Company's products is often part of a customer's larger business process, reengineering initiative, or implementation of client/server computing. As a result, the license and implementation of the Company's software products generally involves a significant commitment of management attention and resources by prospective customers. Accordingly, the Company's sales process is often subject to delays associated with a long approval process that typically accompanies significant initiatives or capital expenditures. For these and other reasons, the sales cycle associated with the license of the Company's products is often lengthy and subject to a number of significant delays over which the Company has little or no control. There can be no assurance that the Company will not experience these and additional delays in the future. Therefore, the Company believes that its quarterly operating results are likely to vary significantly in the future.

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

     The Company has recently announced a reduction in certain portions of its pricing structure for fiscal year 1999 and beyond. There is no guarantee that this reduction in price will lead to increased unit volume or other additional revenue streams to replace this lost revenue, which could lead to a significant cash flow strain on the core operations of the Company. Additionally, the Company is relying on increased revenues related to its new product line, which have not generated revenues as originally projected by the Company. There is no assurance that this product line will generate the revenues needed to sustain the Company in coming quarters and beyond. The Company has committed to decreasing sales conflicts with its partners particularly in the service revenue area and has already taken a number of steps in this regard. This has had and will continue to have a negative effect on service revenues as compared to previous quarters and years. There can be no guarantee that the Company will be able to replace the decreasing service revenues with new product revenues.

     The Company has recently been sued by Compass for copyright infringement. In addition, the Company has also been served with lawsuits by several of its creditors. The Company is currently negotiating with these creditors through the Creditor's Committee. There can be no assurance that the Company will be successful in resolving any of these lawsuits favorably to the Company. If the Company loses any of these judgments, it may be forced to cease operations and declare bankruptcy.

LIQUIDITY AND CAPITAL RESOURCES

     At March 31, 1998, the Company's principal sources of liquidity consisted of cash and cash equivalents of $242,000.

     In October 1997, the Company closed an interim debt financing of $1,000,000 with a significant stockholder of the Company (the "Lending Stockholder"). This debt financing is secured by substantially all of the Company's assets and was originally scheduled to be repaid by December 31, 1997. The Lending Stockholder has extended the due date of the notes payable to June 30, 1998. Although the Company believes that the notes will continue to be extended until it is repaid in full, there can be no assurance that it will be extended. The Company currently does not have sufficient cash to repay this note, and does not anticipate that it will have sufficient cash to repay the notes in the foreseeable future.

     In April 1998, the Company agreed to sell up to 126,000 shares of Series A preferred stock, at a price of $8.00 per share, to the same stockholder. The stockholder has the right to purchase such shares, at his option, at such price per share at anytime prior to October 1, 1998. Each share of preferred stock converts into 10 shares of common stock. Concurrent with the execution of this agreement, the Company sold the first 50,000 shares of Series A preferred stock, with net proceeds of approximately $400,000. Additionally, the stockholder purchased 12,500 shares in May 1998 for net proceeds of approximately $100,000. These proceeds were used to fund the Company's operations. The Company expects to sell the additional shares of Series A preferred stock in the upcoming quarters, a portion of which will fund future working capital requirements. See
Item 1, "BUSINESS -- RECENT DEVELOPMENTS".

     On June 2, 1996 the Company sold $7.35 million of 8% Convertible Debentures (the "Notes") under Regulation S of the Securities Act of 1933, as amended. As of June 2, 1997, all of the Notes had either been redeemed or converted and an aggregate of 1,120,221 shares of Common Stock had been issued upon conversion of Notes. See Note 5 of the Notes to the Consolidated Financial Statements.

     The Company's working capital (deficit) position decreased to ($3) million at March 31, 1998, from $5.5 million at March 31, 1997, primarily due to $6.0 million in cash used in operations during fiscal year 1998.

     The Company has operated at a loss for the last several years and has significant past due balances owed to creditors. In fiscal year 1998, operations of the Company generated a significant reduction in cash. The Company's new management team has begun to take steps to improve the Company's cash flow through (i) more effective marketing of its products; (ii) focusing research and development expenditures on products that have a shorter payback period; (iii) improving operational efficiencies; (iv) significantly reducing its operating expenses; and, (v) attempting to negotiate with its creditors. With these improvements, the

Company continues to generate a cash flow loss and does not expect to become profitable prior to fiscal year 1999. There can be no assurance that the Company will be able to significantly reduce its cash used in operations or achieve profitability in the near future or at all. In addition, there can be no assurance that the Company's negotiations with its creditors will be successful. If the Company is unsuccessful in reaching an agreement with its creditors, the Company believes that it may be required to file for bankruptcy. Accordingly, the Company may need to raise significant additional funds to support operations.

     The Company does not currently have an established line of credit with a commercial bank. Such a credit facility will be difficult to obtain with the Company's historical operating results. Accordingly, in order to obtain additional funds in the future, the Company would need to seek additional equity capital which would be dilutive to current stockholders. The Company is not currently attempting to raise additional capital, but such activity may be required to continue operations. There can be no assurance that the Company will be able to raise additional capital on commercially reasonable terms should the Company need additional funds in the future.

ITEM 7. FINANCIAL STATEMENTS

     The consolidated financial statements of the Company, including the notes thereto, together with the independent auditors' reports thereon are presented beginning on Page F-1.

ITEM 8. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

     Not applicable.

                                    PART III

ITEM 9.DIRECTORS, EXECUTIVE OFFICERS, PROMOTERS, AND CONTROL PERSONS; COMPLIANCE WITH SECTION 16(A) OF THE EXCHANGE ACT

     Information regarding directors of the Company is incorporated by reference from "Election of Directors" in the Company's 1998 Proxy Statement for the Company's 1998 Annual Meeting of Stockholders. Current Executive Officers of the Company found under the caption "Executive Officers of the Registrant" in Part I hereof is also incorporated by reference into this Item 10.

ITEM 10. EXECUTIVE COMPENSATION

     The information required in this item is incorporated by reference from the section entitled "Executive Compensation", "Election of Directors -- Director Compensation", and "Certain Transactions" in the Company's 1998 Proxy Statement.

ITEM 11. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

     The information required by this item is incorporated by reference from the section entitled "Security Ownership of Certain Beneficial Owners and Management" in the Company's 1998 Proxy Statement.

ITEM 12. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

     The information required by this Item is incorporated by reference from the section entitled "Executive Compensation" and "Certain Transactions" in the Company's 1998 Proxy Statement.

ITEM 13. EXHIBITS AND REPORTS ON FORM 8-K

     (a) The following documents are filed as a part of this Annual Report on Form 10-KSB:

          1. Consolidated Financial Statements required to be filed by Item 7 of Form 10-KSB. See Index to Consolidated Financial Statements of the Company at page F-1.

          2. Exhibits:

    EXHIBIT
    NUMBER                             DESCRIPTION
    -------                            -----------
     3.1       Restated Certificate of Incorporation, as amended and
               corrected.(7)
     3.2       Certificate of Designations, as corrected.(7)
     3.3       Bylaws, as amended.
    10.1       Definitive Trust Deed dated October 26, 1983, among Blyth
               Holdings Limited, Blyth Software Limited and Geoffrey Paul
               Smith, Paul Nelson Wright and Suntrust Limited (relating to pension scheme).(1)
    10.2       Service Agreement dated July 30, 1990, between OMNIS
               Technology Corporation and David Seaman.(2)
    10.3       Deed of Guarantee dated June 1, 1993, between OMNIS
               Technology Corporation and A. Levy & Son Limited.(3)
    10.4       Form of Subscription Agreement for purchase of Units of the
               Company's securities.(3)
    10.5       Form of Stock Purchase Warrant sold to purchaser of Units of the Company's securities.(3)
    10.6       Common Stock Purchase Agreement dated March 31, 1993,
               between OMNIS Technology Corporation and General Reinsurance
               Corp.(4)
    10.7       Form of Indemnification Agreement entered into between the
               Company and all of its directors and certain of its
               officers.(4)
    10.8       The OMNIS Technology Corporation Amended and Restated 1987
               Stock Option Plan, as amended.(4)
    10.9       The OMNIS Technology Corporation 1993 Directors' Warrant
               Plan and form of Director's Warrant.(9)
    10.10      The OMNIS Technology Corporation 1994 Employee Stock
               Purchase Plan, as amended.(10)
    10.11      Registration Rights Agreement effective as of January 3,
               1994, between the Company and Migration Software Systems
               Limited.(4)
    10.12      Warrant to Purchase shares of Common Stock dated January 3,
               1994, granted to Migration Software Systems Limited.(4)
    10.13      Warrant to Purchase Common Stock issued to Swartz
               Investments, Inc.(5)
    10.14      Form of Registration Rights Agreement among the Company,
               Purchasers of 8% Convertible Debentures due March 31, 1997,
               and Swartz Investments, Inc.(5)
    10.15      Form of Warrant to Purchase Common Stock issued to certain persons affiliated with Swartz Investments, LLC.(6)
    10.16      Form of Registration Rights Agreement among the Company and
               Swartz Investments, LLC and its designees.(6)
    10.17      Note Purchase Agreement dated as of October 14, 1997.(7)
    10.18      Note Purchase Agreement dated as of October 31, 1997.(7)
    10.19      Series A Convertible Preferred Stock Purchase Agreement
               dated as of April 1, 1998.(7)
    10.20      Employee Agreement between the Company and Kevin Doyle dated
               April 1, 1998.(7)

    EXHIBIT
    NUMBER                             DESCRIPTION
    -------                            -----------
    10.21      Employee Agreement between the Company and Larry Barcot
               dated April 1, 1998.(7)
    10.22      Shareholder Rights Agreement dated April 1, 1998.(7)
    10.23      The 1996 Stock Plan and form of Option Agreement.(8)
    10.24      The 1993 Advisors' Warrant Plan and form of warrant.(9)
    21.1       Subsidiaries of the Company.(2)
    23.1       Independent Auditors' Consent.
    27.1       Financial data schedule.

---------------
 (1) Incorporated by reference to the Annual Report on Form 10-K filed by the Company with the Commission on July 13, 1990.

 (2) Incorporated by reference to the Annual Report on Form 10-K filed by the Company with the Commission on June 28, 1991.

 (3) Incorporated by reference to the Annual Report on Form 10-K filed by the Company with the Commission on June 26, 1992.

 (4) Incorporated by reference to the Annual Report filed by the Company with the Commission on June 28, 1994.

 (5) Incorporated by reference to the Current Report on Form 8-K filed by the Company with the Commission on April 7, 1995.

 (6) Incorporated by reference to the Company's Annual Report on Form 10-K for the fiscal year ended March 31, 1996.

 (7) Incorporated by reference to the Current Report on Form 8-K filed by the Company with the Commission on June 16, 1998.

 (8) Incorporated herein by reference to the Registrant's Annual Report on Form 10-K, as amended, for the fiscal year ended March 31, 1997, filed by the Registrant with the Commission on July 29, 1997.

 (9) Incorporated herein by reference to the Registrant's Registration Statement on Form S-8 (Registration Number 33-81008) filed June 30, 1994.

(10) Incorporated herein by reference to the Registrant's Registration Statement on Form S-8 (Registration Number 333-38449) filed October 22, 1997.

     (b) Reports on Form 8-K

     No reports on Form 8-K were filed during the quarter ended March 31, 1998.

                                   SIGNATURES

     Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Dated: June 26, 1998                      OMNIS TECHNOLOGY CORPORATION

                                          By:     /s/ KENNETH P. HOLMES
                                            ------------------------------------
                                            Kenneth P. Holmes
                                            Chairman, Chief Executive Officer,
                                              and
                                            Chief Financial Officer

     Pursuant to the requirements of the Securities Exchange Act of 1934, as amended, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.

                       SIGNATURES                                     TITLE                   DATE
                       ----------                                     -----                   ----

/s/ KENNETH P. HOLMES                                                                     June 22, 1998
--------------------------------------------------------  Chairman, Chief Executive
Kenneth P. Holmes                                         Officer, and Chief Financial
                                                          Officer
/s/ RICHARD J. HANSCHEN                                   Director                        June 22, 1998
--------------------------------------------------------
Richard J. Hanschen

/s/ WILLIAM E. KONRAD                                     Director                        June 22, 1998
--------------------------------------------------------
William E. Konrad

/s/ DAVID COLBY                                           Director                        June 22, 1998
--------------------------------------------------------
David Colby

                 OMNIS TECHNOLOGY CORPORATION AND SUBSIDIARIES
                (FORMERLY BLYTH HOLDINGS, INC. AND SUBSIDIARIES)

                     CONSOLIDATED FINANCIAL STATEMENTS FOR
                    THE YEARS ENDED MARCH 31, 1998 AND 1997
                        AND INDEPENDENT AUDITORS' REPORT

                          INDEPENDENT AUDITORS' REPORT

To the Board of Directors and Stockholders of OMNIS Technology Corporation:

     We have audited the accompanying consolidated balance sheets of OMNIS Technology Corporation and subsidiaries (formerly Blyth Holdings, Inc. and subsidiaries) as of March 31, 1998 and 1997, the related consolidated statements of operations, stockholders' equity (deficiency), and cash flows for the years then ended. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

     In our opinion, such consolidated financial statements present fairly, in all material respects, the financial position of OMNIS Technology Corporation and subsidiaries at March 31, 1998 and 1997, and the results of their operations and their cash flows for the years then ended in conformity with generally accepted accounting principles.

     The accompanying financial statements have been prepared assuming that the Company will continue as a going concern. As discussed in Note 1 to the financial statements, the Company has incurred losses and negative cash flows from operations, has a working capital and stockholders' deficiency at March 31, 1998, limited cash resources, and significant past due amounts due to creditors. These matters, among others, raise substantial doubt about its ability to continue as a going concern. Management's plans in regard to these matters are also described in Note 1. The financial statements do not include any adjustments that might result from the outcome of this uncertainty.

DELOITTE & TOUCHE LLP

San Jose, California May 22, 1998

                 OMNIS TECHNOLOGY CORPORATION AND SUBSIDIARIES
                (FORMERLY BLYTH HOLDINGS, INC. AND SUBSIDIARIES)

                          CONSOLIDATED BALANCE SHEETS
          MARCH 31, 1998 AND 1997 (IN THOUSANDS, EXCEPT SHARE AMOUNTS)

                                     ASSETS

                                                                1998        1997
                                                              --------    --------
CURRENT ASSETS:
  Cash and cash equivalents.................................  $    242    $  6,150
  Trade accounts receivable (less allowances for doubtful
     accounts of $162 in 1998 and $676 in 1997).............       602       1,743
  Inventories...............................................        74          18
  Other current assets......................................       625         686
                                                              --------    --------
          Total current assets..............................     1,543       8,597
Property, furniture and equipment, net......................     1,472       1,450
Other assets................................................       400          --
                                                              --------    --------
          Total assets......................................  $  3,415    $ 10,047
                                                              ========    ========

                LIABILITIES AND STOCKHOLDERS' EQUITY (DEFICIENCY)
CURRENT LIABILITIES:
  Obligations under line of credit..........................  $    145    $      5
  Current portion of long-term debt (principally related
     party).................................................     1,165          91
  Accounts payable..........................................     1,417         928
  Accrued liabilities.......................................       970       1,118
  Deferred revenue..........................................       862         927
                                                              --------    --------
          Total current liabilities.........................     4,559       3,069
Long-term debt..............................................       111       1,646
                                                              --------    --------
          Total liabilities.................................     4,670       4,715
                                                              --------    --------
Commitments and contingencies (Note 10)
Stockholders' equity (deficiency):
  Preferred stock -- $1.00 par value; 300,000 shares
     authorized; none issued................................        --          --
  Common stock -- $.10 par value; 4,000,000 shares
     authorized; outstanding: 1998, 2,125,827 shares; 1997,
     1,737,353 shares.......................................       212         174
  Paid-in capital...........................................    42,881      41,038
  Accumulated deficit.......................................   (44,499)    (36,147)
  Foreign currency translation adjustment...................       151         267
                                                              --------    --------
          Total stockholders' equity (deficiency)...........    (1,255)      5,332
                                                              --------    --------
          Total liabilities and stockholders' equity
            (deficiency)....................................  $  3,415    $ 10,047
                                                              ========    ========

                See notes to consolidated financial statements.

                 OMNIS TECHNOLOGY CORPORATION AND SUBSIDIARIES
                (FORMERLY BLYTH HOLDINGS, INC. AND SUBSIDIARIES)

                     CONSOLIDATED STATEMENTS OF OPERATIONS
                      YEARS ENDED MARCH 31, 1998 AND 1997
               (IN THOUSANDS, EXCEPT SHARE AND PER SHARE AMOUNTS)

                                                                 1998          1997
                                                              ----------    ----------
Net Revenues:
  Product...................................................  $    4,198    $    4,731
  Services..................................................       3,785         5,669
                                                              ----------    ----------
          Total net revenues................................       7,983        10,400
Operating Expenses:
  Cost of product revenues..................................         505         1,158
  Cost of service revenues..................................       3,104         3,722
  Selling and marketing.....................................       6,714         5,685
  Research and development..................................       2,875         2,866
  General and administrative................................       3,066         3,605
                                                              ----------    ----------
          Total operating expenses..........................      16,264        17,036
                                                              ----------    ----------
Operating Loss..............................................      (8,281)       (6,636)
Other income (expense):
  Interest income...........................................          83           428
  Interest expense and other, net...........................        (137)       (1,757)
                                                              ----------    ----------
          Total other income (expense)......................         (54)       (1,329)
                                                              ----------    ----------
Loss before income taxes....................................      (8,335)       (7,965)
Income tax expense..........................................         (17)          (30)
                                                              ----------    ----------
Net loss....................................................  $   (8,352)   $   (7,995)
                                                              ==========    ==========
Net loss per share -- basic and diluted.....................  $    (4.07)   $    (6.67)
                                                              ==========    ==========
Weighted average common shares outstanding..................   2,052,285     1,198,972
                                                              ==========    ==========

                See notes to consolidated financial statements.

                 OMNIS TECHNOLOGY CORPORATION AND SUBSIDIARIES
                (FORMERLY BLYTH HOLDINGS, INC. AND SUBSIDIARIES)

          CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY (DEFICIENCY)
FOR THE YEARS ENDED MARCH 31, 1998 AND 1997 (IN THOUSANDS, EXCEPT SHARE AMOUNTS)

                                                                                                       TOTAL
                                                                                       FOREIGN         STOCK-
                                       COMMON STOCK                                   CURRENCY        HOLDERS'
                                    -------------------    PAID-IN    ACCUMULATED    TRANSLATION       EQUITY
                                     SHARES      AMOUNT    CAPITAL      DEFICIT      ADJUSTMENT     (DEFICIENCY)
                                    ---------    ------    -------    -----------    -----------    ------------
Balances, April 1, 1996...........    975,379     $ 98     $35,722     $(28,152)        $124          $ 7,792
Common stock options and warrants
  exercised.......................      5,175       --         122           --           --              122
Issuance of warrants..............         --       --         114           --           --              114
Common stock issued upon
  conversion of convertible
  debentures payable (net of
  issuance costs of $377).........    747,938       75       5,019           --           --            5,094
Common stock issued...............      8,860        1          61           --           --               62
Foreign currency translation
  adjustment......................         --       --          --           --          143              143
Net loss..........................         --       --          --       (7,995)          --           (7,995)
                                    ---------     ----     -------     --------         ----          -------
Balances, March 31, 1997..........  1,737,353      174      41,038      (36,147)         267            5,332
Common stock options and warrants
  exercised.......................      2,500       --          10           --           --               10
Common stock issued upon
  conversion of debt (net of
  issuance costs of $148).........    372,283       37       1,773           --           --            1,810
Common stock issued...............     13,691        1          60           --           --               61
Foreign currency translation
  adjustment......................         --       --          --           --         (116)            (116)
Net loss..........................         --       --          --       (8,352)          --           (8,352)
                                    ---------     ----     -------     --------         ----          -------
Balances, March 31, 1998..........  2,125,827     $212     $42,881     $(44,499)        $151          $(1,255)
                                    =========     ====     =======     ========         ====          =======

                See notes to consolidated financial statements.

                 OMNIS TECHNOLOGY CORPORATION AND SUBSIDIARIES
                (FORMERLY BLYTH HOLDINGS, INC. AND SUBSIDIARIES)

                     CONSOLIDATED STATEMENTS OF CASH FLOWS
           FOR THE YEARS ENDED MARCH 31, 1998 AND 1997 (IN THOUSANDS)

                                                               1998       1997
                                                              -------    -------
Cash flows from operating activities:
  Net loss..................................................  $(8,352)   $(7,995)
  Adjustments to reconcile net loss to net cash used for
     operating activities:
     Depreciation and amortization expense..................      653        846
     Noncash convertible debenture interest.................      131        905
     Premium on redemption of convertible debentures........       --        392
     Debt issue costs expensed upon redemption of
      convertible debentures................................       --         70
     Amortization and write-off of capitalized software
      development costs.....................................       --        300
     Gain on disposal of property...........................       --         (3)
     Changes in assets and liabilities:
       Trade accounts receivable............................    1,102        556
       Inventories..........................................      (55)        53
       Other current assets.................................       44        483
       Accounts payable and accrued liabilities.............      363        402
       Deferred revenue.....................................      (66)      (174)
                                                              -------    -------
          Net cash used for operating activities............   (6,180)    (4,165)
                                                              -------    -------
Cash flows from investing activities:
  Purchases of property, furniture and equipment............     (423)      (438)
  Proceeds from sale of fixed assets........................       81         34
  Other assets..............................................     (400)        52
                                                              -------    -------
          Net cash used for investing activities............     (742)      (352)
                                                              -------    -------
Cash flows from financing activities:
  Net borrowings (repayments) on line of credit.............      100       (144)
  Repayments of long-term debt..............................     (246)    (1,622)
  Proceeds from issuance long-term debt.....................    1,098      7,025
  Proceeds from common stock issuance.......................       61         62
  Exercise of stock options and warrants....................       10        122
                                                              -------    -------
          Net cash provided by financing activities.........    1,023      5,443
                                                              -------    -------
Effect of exchange rate changes on cash.....................       (9)        95
Increase (decrease) in cash and equivalents.................   (5,908)     1,021
Cash and equivalents -- beginning of year...................    6,150      5,129
                                                              -------    -------
Cash and equivalents -- end of year.........................  $   242    $ 6,150
                                                              =======    =======
Cash paid for:
  Interest..................................................  $    34    $   451
  Income taxes..............................................  $    13    $    30

                 OMNIS TECHNOLOGY CORPORATION AND SUBSIDIARIES
                (FORMERLY BLYTH HOLDINGS, INC. AND SUBSIDIARIES)

                     CONSOLIDATED STATEMENTS OF CASH FLOWS
                YEARS ENDED MARCH 31, 1998 AND 1997 (CONCLUDED)

NONCASH TRANSACTIONS:

     During fiscal 1998, convertible debenture noteholders converted $1,828,000 of 8% debentures, plus accrued interest of $9,000, into 372,283 shares of common stock. Such amount has been recorded net of issuance costs of $182,000 in the consolidated statements of stockholders' equity (deficiency). See Note 5.

     Also, during fiscal 1998, the Company acquired assets under capital lease in the amount of $333,000.

     During fiscal 1997, convertible debenture noteholders converted $4,524,000 of 8% debentures, plus accrued interest of $42,000, into 747,938 shares of common stock. Such amount has been recorded net of issuance costs of $377,000 in the consolidated statements of stockholders' equity (deficiency). In addition, as discussed in Note 5, upon issuance of the convertible debentures, $1,297,000, representing the amount relating to the debentures' Conversion Discount, was allocated to additional paid-in capital. Upon redemption of certain of these debentures, the Company recorded the premium of $392,000 paid upon redemption as a reduction in paid-in capital. See Note 5.

                See notes to consolidated financial statements.

                 OMNIS TECHNOLOGY CORPORATION AND SUBSIDIARIES
                (FORMERLY BLYTH HOLDINGS, INC. AND SUBSIDIARIES)

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                      YEARS ENDED MARCH 31, 1998 AND 1997

 1. ORGANIZATION AND SIGNIFICANT ACCOUNTING POLICIES

     Organization -- OMNIS Technology Corporation and its subsidiaries (the "Company" or "OMNIS"), formerly Blyth Holdings, Inc. and subsidiaries, develops, markets, and supports software products for the development and deployment of applications for accessing multi-user databases in workgroup and enterprise-wide client/server computing environments. The Company's family of products is used by corporations, system integrators, small businesses, and independent consultants to deliver custom information management applications for a wide range of users including financial management, decision support, executive information, sales and marketing, and multi-media authoring systems. In addition to these products, OMNIS provides consulting, technical support, and training to help plan, analyze, implement, and maintain application software based on the Company's technology.

     The consolidated financial statements include OMNIS Technology Corporation and its wholly-owned subsidiaries, OMNIS Holdings Limited, OMNIS Software Limited, OMNIS Software Inc., and OMNIS Software GmbH.

     Significant accounting policies applied in the preparation of the accompanying consolidated financial statements of the Company follow:

     Basis of Presentation -- The financial statements have been prepared on a basis which contemplates the Company's continuation as a going concern and the realization of its assets and liquidation of its liabilities in the ordinary course of business. The Company has an accumulated deficit of $44,499,000 at March 31, 1998, negative cash flows from operations of $6,921,000 in fiscal 1998, has working capital and stockholders' deficiencies of $3,016,000 and $1,255,000, respectively, at March 31, 1998, limited cash resources, and significant past due amounts to creditors. These matters, among others, raise substantial doubt about its ability to continue as a going concern for a reasonable period of time. The financial statements do not include any adjustments relating to the recoverability or classification of assets or the amounts and classification of liabilities that might result from the outcome of this uncertainty. The Company's continued existence is dependent on its ability to obtain additional financing sufficient to allow it to meet its obligations as they become due and to achieve profitable operations.

     The Company has (1) established a creditor's committee intended to structure a Workout Plan whereby the Company would make predetermined payment amounts to creditors, thereby possibly avoiding further litigation or formal bankruptcy proceedings (see Note 10), (2) received Series A Preferred Stock equity financing of $400,000 in April 1998 and $100,000 in May 1998 from a significant stockholder (see Note 12), and (3) increased marketing efforts which it believes will increase revenues in fiscal 1999. Management also believes, however, that it may be necessary to obtain additional financing to fund operations. Management's ability to achieve these objectives cannot be determined at this time.

     Principles of Consolidation -- The accompanying consolidated financial statements include the accounts of the Company and its wholly-owned subsidiaries. All significant intercompany balances and transactions are eliminated in consolidation.

     Product Revenue -- Revenue related to product sales is recognized when the product is shipped, the collection of the related receivable is probable, and no significant vendor or post-contract support obligations remain. Insignificant vendor and post contract support obligations, including maintenance for the first 30 days, is included in product revenue and the estimated cost of providing this maintenance is accrued and charged to cost of product.

                 OMNIS TECHNOLOGY CORPORATION AND SUBSIDIARIES
                (FORMERLY BLYTH HOLDINGS, INC. AND SUBSIDIARIES)

             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
                      YEARS ENDED MARCH 31, 1998 AND 1997

     Service Revenue -- Service revenue is generated from consulting, technical support, and training. Product support revenue is recognized ratably over the related contractual term, generally one year. Revenue from consulting and training is recognized when the services are provided.

     Cost of Product and Service Revenues -- Cost of product revenues includes cost of production materials and related documentation and amortization of capitalized software development costs. Cost of service revenues principally includes payroll and other costs associated with the customer support function. Other costs specifically identifiable with the revenue source have been classified accordingly.

     Cash Equivalents -- The Company considers all highly liquid debt instruments purchased with a maturity of three months or less to be cash equivalents.

     Inventories -- Inventories, principally finished goods, are stated at the lower of cost on a first-in, first-out (FIFO) basis, or market value.

     Property, Furniture and Equipment -- Property, furniture, and equipment are stated at cost. Capital leases are recorded at the present value of the minimum lease payments at the date of acquisition. Depreciation and amortization is computed on a straight-line basis over the estimated useful lives of the assets or lease term whichever is shorter, which range from 3 to 25 years. Leasehold improvements are amortized on a straight-line basis over the shorter of the lease term or the estimated useful lives of the assets.

     Long-Lived Assets -- The Company has adopted Statement of Financial Accounting Standards No. 121, Accounting For The Impairment Of Long-Lived Assets And For Long-Lived Assets To Be Disposed Of (SFAS 121), which requires that long-lived assets, certain identifiable intangibles, and goodwill related to those assets used by an entity be reviewed for impairment whenever events or changes indicate that the carrying amount of an asset may not be recoverable. The Company's policy is to review the recoverability of all intangible assets at a minimum on an annual basis, and in addition, whenever events or changes indicate that the carrying amount of an asset may not be recoverable.

     Capitalized Software Development Costs -- Software development costs are capitalized when technological feasibility has been established. The Company did not capitalize any software development costs in fiscal 1998 or 1997 since the net realizability for most of the Company's current development efforts could not be determined. Amortization of capitalized software development costs charged to cost of product revenues was none and $300,000 for the years ended March 31, 1998 and 1997, respectively.

     Income Taxes -- Income taxes are accounted for using the asset and liability approach for financial reporting which requires recognition of deferred tax liabilities and assets for the expected future tax consequences of temporary differences between the financial statement carrying amounts and the tax bases of assets and liabilities and net operating loss and tax credit carry forwards. Valuation allowances are established when necessary to reduce deferred tax assets to the amounts expected to be realized.

     Stock-Based Compensation -- The Company accounts for stock-based awards to employees using the intrinsic method in accordance with APB No. 25, Accounting For Stock-Based Compensation.

     Net Loss Per Share -- Net loss per share is computed based on the weighted average number of common shares outstanding during the period. The Company has adopted Statement of Financial Accounting Standards No. 128, Earnings Per Share, (SFAS 128). SFAS 128 requires a dual presentation of basic and diluted Earnings Per Shares (EPS). Basic EPS excludes dilution and is computed by dividing net income by the weighted average of common stock outstanding for the period. Diluted EPS reflects the potential dilution that could occur if securities or other contracts to issue common stock were exercised or converted into common stock. However, due to the Company's net loss position for all periods presented, diluted EPS

                 OMNIS TECHNOLOGY CORPORATION AND SUBSIDIARIES
                (FORMERLY BLYTH HOLDINGS, INC. AND SUBSIDIARIES)

             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
                      YEARS ENDED MARCH 31, 1998 AND 1997

excludes common equivalent shares, as their effect is anti-dilutive. Prior periods have been restated to conform with SFAS 128.

     Concentration of Credit Risk and Significant Risks and
Uncertainties -- Financial instruments which potentially subject the Company to a concentration of credit risk principally consist of cash and cash equivalents and trade accounts receivable. The Company places its cash and cash equivalents with what it believes are high quality financial institutions. The Company sells its products primarily to companies in North America and Europe. To reduce credit risk, management performs ongoing credit evaluations of its customers' financial condition. The Company maintains reserves for potential credit losses.

     The Company participates in a dynamic high technology industry and believes that changes in any of the following areas could have a material adverse effect on the Company's future financial position or results of operations: advances and trends in new technologies; competitive pressures in the form of new products or price reductions on current products; changes in product mix; changes in overall demand for products and services offered by the Company; changes in certain strategic partnerships or customer relationships; litigation or claims against the Company based on intellectual property, patent product, regulatory or other factors; risks associated with changes in domestic or international economic and/or political conditions or regulations; availability of necessary components, and the Company's ability to attract and retain employees necessary to support growth.

     Estimates -- The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates.

     Foreign Currency Translation -- All assets and liabilities of operations outside the United States are translated into U.S. dollars from their functional currency, which is the local currency, at year-end exchange rates. Income and expense items are translated at the average exchange rate for the year. Gains and losses resulting from translation are included in stockholders' equity. Gains and losses on foreign currency transactions have been included in the statements of operations. Such gains and losses have not been significant for the years ended March 31, 1998 and 1997.

     Recent Accounting Pronouncements -- In October 1997, the American Institute of Certified Public Accountants issued Statement of Position (SOP) 97-2, Software Revenue Recognition, which supersedes SOP 91-1, also entitled "Software Revenue Recognition." The Company is required to adopt SOP 97-2 prospectively for software transactions entered into beginning April 1, 1998. The adoption of SOP 97-2 is not expected to have a material impact on the Company's financial statements.

     In June 1997, the Financial Accounting Standards Board adopted Statements of Financial Accounting Standards No. 130 Reporting Comprehensive Income, which requires that an enterprise report, by major components and as a single total, the change in its net assets during the period from non-owner sources; and No. 131 Disclosures about Segments of an Enterprise and Related Information, which establishes annual and interim reporting standards for enterprise business segments and related disclosures about its products, services, geographic areas, and major customers. The Company has not yet identified its reporting segments. Adoption of these statements will not impact the Company's consolidated financial position, results of operations or cash flows. Both statements are effective for the Company's fiscal year ended March 31, 1999.

                 OMNIS TECHNOLOGY CORPORATION AND SUBSIDIARIES
                (FORMERLY BLYTH HOLDINGS, INC. AND SUBSIDIARIES)

             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
                      YEARS ENDED MARCH 31, 1998 AND 1997

 2. PROPERTY, FURNITURE, AND EQUIPMENT

     Property, furniture and equipment at March 31 consist of:

                                                             1998       1997
                                                            -------    -------
                                                              (IN THOUSANDS)
Land and building.........................................  $   716    $   703
Leasehold improvements....................................       53         74
Office equipment, furniture and fixtures..................    5,289      4,889
Automobiles...............................................      123        379
                                                            -------    -------
          Total...........................................    6,181      6,045
Accumulated depreciation and amortization.................   (4,710)    (4,595)
                                                            -------    -------
Property, furniture and equipment -- net..................  $ 1,471    $ 1,450
                                                            =======    =======

 3. ACCRUED LIABILITIES

     Accrued liabilities at March 31 consist of:

                                                             1998       1997
                                                            -------    -------
                                                              (IN THOUSANDS)
Salaries and benefits.....................................  $   212    $   284
Commissions...............................................       34         85
Other.....................................................      724        749
                                                            -------    -------
          Total...........................................  $   970    $ 1,118
                                                            =======    =======

 4. LINE OF CREDIT

     The Company's wholly-owned subsidiaries in the United Kingdom, OMNIS Holdings Limited and OMNIS Software Limited, and in Germany, OMNIS Software GmbH, have a line of credit with a bank that allows these subsidiaries to borrow up to $206,000 at March 31, 1998, automatically upon overdraft of the subsidiaries operating bank account. Interest on the overdrafts are at the bank's prime rate plus 3% for the United Kingdom and interest for the Germany subsidiary is 10%. Borrowings under the lines of credit are secured by all assets of OMNIS Holdings Limited, OMNIS Software Limited, OMNIS Software GmbH, a life insurance policy, and a money market account. There were $145,000 and $5,000 of borrowings under the lines of credit at March 31, 1998 and 1997, respectively.

                 OMNIS TECHNOLOGY CORPORATION AND SUBSIDIARIES
                (FORMERLY BLYTH HOLDINGS, INC. AND SUBSIDIARIES)

             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
                      YEARS ENDED MARCH 31, 1998 AND 1997

 5. SHORT-TERM AND LONG-TERM DEBT

     Short-term and long-term debt at March 31 consists of:

                                                               1998      1997
                                                              ------    ------
                                                               (IN THOUSANDS)
Capital lease obligations...................................  $  263    $   27
Convertible debenture notes.................................      --     1,646
Note payable to finance company, 8.57%, due upon demand.....      13        64
Note payable to stockholder, 10%, due June 30, 1998, secured
  by all of the company's assets............................   1,000        --
                                                              ------    ------
                                                               1,276     1,737
Less current portion........................................   1,165        91
                                                              ------    ------
          Total long-term debt..............................  $  111    $1,646
                                                              ======    ======

     Convertible Debenture Notes -- In June 1996, the Company sold $7,350,000 of convertible debenture notes (the Notes). The Notes accrued interest at an annual rate of 8%, beginning on the date of issue, with the principal due and payable three years from the date of issue if and to the extent that the Notes were not previously redeemed or converted. The Notes were convertible at the option of the Noteholders into common stock at a price equal to the lesser of $3.25 or 85% of the average closing bid price for the common stock on the NASDAQ National Market for the five trading days prior to the date of conversion.

     The conversion of the Notes at 85% of the average closing bid price of the Company's common stock resulted in the Notes being issued at a 15% discount (the Conversion Discount). Upon issuance of the Notes, the amount related to the Conversion Discount of $1,297,000 was allocated to additional paid-in capital and, therefore, such amount represented an original issue discount to the Notes. The Conversion Discount was amortized to interest expense from the date of issuance through the date the security is most favorably convertible to the noteholders, with a corresponding increase to the original principal amount of the Notes. In addition, the stated 8% annual interest is being recognized using the effective interest method over the term of the Notes. During the year ended March 31, 1997, a total of $1,297,000 was recorded as interest expense relating to amortization of the Conversion Discount.

     During fiscal 1997, the Company redeemed $998,000 of Notes for a total cost of $1,390,000. The premium paid of $392,000 was recorded as a reduction of the additional paid-in capital established upon original issuance of the debentures, as described in the previous paragraph. Related issuance costs totaling $70,000 were also expensed upon redemption.

     During fiscal 1997, $4,524,000 of 8% convertible debentures, plus accrued interest, were converted into 747,938 shares of the Company's common stock.

     On June 2, 1997, the Noteholders converted the remaining $1,828,000 of Notes, plus accrued interest of $9,000 into 372,283 shares of the Company's common stock. Such amount was recorded net of issuance costs of $182,000 in the first quarter of fiscal 1998.

 6. STOCKHOLDERS' EQUITY (DEFICIENCY)

     Common Stock -- In September 1998, the Company's stockholders approved a 1-for-10 reverse stock split of all the outstanding common stock and authorized preferred stock. All share and per share amounts have been retroactively restated to reflect the stock split.

                 OMNIS TECHNOLOGY CORPORATION AND SUBSIDIARIES
                (FORMERLY BLYTH HOLDINGS, INC. AND SUBSIDIARIES)

             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
                      YEARS ENDED MARCH 31, 1998 AND 1997

     Warrants -- The Company granted five-year warrants to purchase 2,000 and 7,000 shares of common stock to the Company's Board of Directors under the 1993 Director's Warrant Plan during fiscal 1998 and 1997, respectively. The warrants were granted with an exercise price equal to the fair market value of the common stock at the date of grant and generally vest over three years. In connection with the issuance of the 8% convertible debentures in 1997, the Company granted warrants to purchase 137,200 shares of common stock at $3.38 per share. A value of $114,000 has been allocated to such warrants granted in fiscal 1997 and recorded as additional paid-in capital.

     The following summarizes warrants outstanding:

                                                  WARRANTS     EXERCISE PRICE
                                                  --------    ----------------
Warrants outstanding at April 1, 1996...........   222,342    $10.00 - $160.00
  Granted.......................................    20,720    $10.90 - $ 33.80
  Exercised.....................................    (5,000)   $10.00 - $ 20.40
  Canceled......................................  (137,500)   $20.00 - $ 20.40
                                                  --------
Warrants outstanding at March 31, 1997..........   100,562    $10.90 - $160.00
  Granted.......................................     4,500    $ 4.13 - $  6.88
  Exercised.....................................    (2,500)            $  4.13
  Canceled......................................   (27,000)   $33.75 - $ 85.00
                                                  --------
Warrants outstanding at March 31, 1998..........    75,562    $ 4.13 - $160.00
                                                  ========

     The warrants expire at various dates between 1999 and 2002. At March 31, 1998, there were 63,625 warrants exercisable.

     Employee Stock Purchase Plan -- The Company offers a benefit to its employees to purchase shares of the Company's common stock through its 1994 Employee Stock Purchase Plan (the Plan). The Company originally reserved 22,500 shares of common stock for issuance under the Plan. In September, 1997, stockholders of the Company amended the Plan to increase the number of shares reserved for issuance to 40,000 shares. The Plan permits eligible employees to purchase common stock through payroll deductions of up to a maximum of 10% of their eligible compensation at 85% of the fair market value at the beginning or end of each six-month purchase period. During fiscal years 1998 and 1997, 13,691 shares were issued at a weighted average price of $4.50 per share and 8,860 shares were issued at a weighted average price of $7.00 per share, respectively. The weighted average fair value of the fiscal 1998 and 1997 awards was considered insignificant. At March 31, 1998, 17,449 shares have been reserved for future issuance.

 7. STOCK OPTIONS

     The Company has employee stock options outstanding under two different stock option plans. Under the Company's Amended and Restated 1987 Stock Option Plan ("the 1987 Plan"), incentive stock options to purchase shares of common stock have been granted to directors, officers, key employees, and consultants. The 1987 Plan had a ten year term which expired in 1997. Options granted and outstanding under the 1987 Plan remain in force until either exercised by the holder, canceled when the holder terminates employment, or until the 10 year term expires. In anticipation of the termination of the 1987 Plan, the stockholders of the Company approved the 1996 Stock Plan ("the 1996 Plan"). The 1996 Plan is administered by a committee of the Board which is empowered to grant options to purchase up to 130,000 shares of common stock, of either non-qualified or incentive stock options. The exercise price is determined by the committee at the time of the granting of an option, but in the case of incentive stock options, the exercise price shall not be less than the fair

                 OMNIS TECHNOLOGY CORPORATION AND SUBSIDIARIES
                (FORMERLY BLYTH HOLDINGS, INC. AND SUBSIDIARIES)

             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
                      YEARS ENDED MARCH 31, 1998 AND 1997

market value on the date of the grant. Generally, options vest ratably and become exercisable over a four year period.

     The following tables summarize the activity under both Plans:

                                                                           OPTIONS OUTSTANDING
                                                                           --------------------
                                                                                       WEIGHTED
                                                               OPTIONS                 AVERAGE
                                                              AVAILABLE                EXERCISE
                                                              FOR GRANT     SHARES      PRICE
                                                              ---------    --------    --------
Balances, April 1, 1996.....................................    69,445      180,626     $35.80
  Additional authorization..................................    45,000           --         --
  Granted (weighted average fair value: $2.00 per share)....  (121,600)     121,600      12.20
  Canceled..................................................   145,900     (145,900)     36.10
  Exercised.................................................        --         (175)     10.00
                                                              --------     --------
Balances, March 31, 1997....................................   138,745      156,151      17.20
  Additional authorization..................................    85,000           --         --
  Granted (weighted average fair value: $1.14 per share)....  (126,075)     126,075       7.09
  Canceled..................................................   245,577     (245,577)      9.71
                                                              --------     --------
Balances, March 31, 1998....................................   343,247       36,649     $24.96
                                                              ========     ========

     Additional information regarding options outstanding under both Plans as of March 31, 1998 is as follows:

                                     OPTIONS OUTSTANDING
                                   -----------------------     OPTIONS EXERCISABLE
                                     WEIGHTED                 ----------------------
                                     AVERAGE      WEIGHTED     WEIGHTED     WEIGHTED
     RANGE OF                       REMAINING     AVERAGE       AVERAGE     AVERAGE
     EXERCISE         NUMBER       CONTRACTUAL    EXERCISE      NUMBER      EXERCISE
      PRICES        OUTSTANDING    LIFE (YEARS)    PRICE      EXERCISABLE    PRICE
  --------------    -----------    ------------   --------    -----------   --------
  $ 5.13 -  8.75..    12,700           9.13        $ 6.69           --       $   --
  15.63 - 25.63..      4,320           4.47         19.98        3,151        20.34
  33.13 - 52.50..     19,629           5.51         37.87       14,981        37.70
  --------------      ------           ----        ------       ------       ------
  $ 5.13 - 52.50..    36,649           6.64        $24.96       18,132       $34.68
                      ======                                    ======

ADDITIONAL STOCK PLAN INFORMATION

     The Company accounts for its stock-based awards using the intrinsic value method in accordance with Accounting Principles Board No. 25, Accounting For Stock Issued To Employees, and its related interpretations. Accordingly, no compensation expense has been recognized in the financial statements for employee stock arrangements.

     Statement of Financial Accounting Standards No. 123, Accounting For Stock-Based Compensation, (SFAS 123) requires the disclosure of pro forma net loss and net loss per share had the Company adopted the fair value method as of the beginning of fiscal 1996. Under SFAS 123, the fair value of stock-based awards to employees is calculated through the use of option pricing models, even though such models were developed to estimate the fair value of freely tradable, fully transferable options without vesting restrictions, which significantly differ from the Company's stock option awards. These models also require subjective assumptions, including future stock price volatility and estimated term. These calculations were made using the Black-Scholes option pricing model with the following weighted average assumptions: expected life, 36 months following vesting; stock volatility, 40% in 1998 and 1997; risk free interest rates, 5.9% and 5.8% in 1998 and 1997; and no dividends during the expected term. The Company's calculations are based on a

                 OMNIS TECHNOLOGY CORPORATION AND SUBSIDIARIES
                (FORMERLY BLYTH HOLDINGS, INC. AND SUBSIDIARIES)

             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
                      YEARS ENDED MARCH 31, 1998 AND 1997

multiple option valuation approach and forfeitures are recognized as they occur. If the computed fair values of the 1998 and 1997 awards had been amortized to expense over the vesting period of the awards, pro forma net loss would have been $8,396,000 ($4.09 per share) in 1998 and $8,213,000 ($6.90 per share) in
1997. However, the impact of outstanding non-vested stock options granted prior to 1996 has been excluded from the pro forma calculation; accordingly, the 1998 and 1997 pro forma adjustments are not indicative of future period pro forma adjustments, when the calculation will apply to all applicable stock options.

 8. INCOME TAXES

     Income tax expense consists of:

                                                              1998      1997
                                                              ----      ----
                                                              (IN THOUSANDS)
Current:
  Federal...................................................  $--       $--
  State.....................................................   13        27
  Foreign...................................................    4         3
                                                              ---       ---
          Total.............................................  $17       $30
                                                              ===       ===

     Pre-tax foreign loss was $1,059,000 and $1,610,000 in 1998 and 1997, respectively.

     The effective tax rate differs from the federal statutory income tax rate principally due to the unavailability of net operating loss carryforwards or carrybacks and other permanent differences.

     Deferred income taxes reflect the net tax effects of temporary differences between the carrying amount of assets and liabilities for financial reporting purposes and the amounts used for income tax purposes, as well as operating loss carryforwards. Significant components of the Company's net deferred tax assets are as follows (in thousands):

                                                             1998       1997
                                                           --------   --------
Deferred tax assets
  Net operating losses...................................  $ 14,927   $ 11,571
  Depreciation...........................................       516        317
  Accruals and reserves recognized in different
     periods.............................................     1,069        824
  Tax credits............................................       753        673
  Capitalized software...................................       348        443
                                                           --------   --------
          Total..........................................    17,613     13,828
  Valuation allowance....................................   (17,613)   (13,828)
                                                           --------   --------
  Net deferred tax assets................................  $     --   $     --
                                                           ========   ========

     The net operating losses included in deferred tax assets at March 31, 1998, includes $366,000 of tax benefits relating to the exercise and sale by employees of certain incentive stock options. If the Company becomes profitable, the benefit associated with the stock compensation will be recorded as an adjustment to stockholders' equity.

     Due to uncertainties surrounding the timing of realizing the benefits of its net favorable tax attributes in future tax returns, the Company has placed a full valuation allowance against its net deferred tax assets at March 31, 1998 and 1997. The net change in the valuation allowance was an increase of $3,785,000 in 1998 and $2,448,000 in 1997.

                 OMNIS TECHNOLOGY CORPORATION AND SUBSIDIARIES
                (FORMERLY BLYTH HOLDINGS, INC. AND SUBSIDIARIES)

             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
                      YEARS ENDED MARCH 31, 1998 AND 1997

     At March 31, 1998, the Company had net operating loss carryforwards of $35.7 million for federal income tax purposes, $7.9 million for state tax purposes, and $5.3 million for foreign tax purposes which expire at various dates through 2012.

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

 9. RETIREMENT PLANS

     The Company sponsors two defined contribution plans for its employees in the United Kingdom ("the U.K."). Both plans have been approved by the U.K.'s Department of Inland Revenue. The Company's subsidiary OMNIS Software Limited sponsors the OMNIS Retirement Benefits Scheme ("the ORB Plan"). The only participant in the ORB Plan is the Chief Technical Officer of OMNIS Software Limited. The ORB Plan provides retirement benefits upon attaining normal retirement age, and incidental benefits in the case of death or termination of employment prior to retirement. OMNIS Software Limited makes annual contributions based on the participant's salary to fund these retirement benefits. The ORB Plan is partially insured through the Sun Life Assurance Society. OMNIS Software Limited retains the right to terminate the ORB Plan at any time upon 30 days' written notice.

     OMNIS Software Limited sponsors the OMNIS Software Limited Retirement Benefits Scheme ("the OSL Plan") for substantially all of its employees in the United Kingdom. The OSL Plan provides retirement benefits upon attaining normal retirement age, and incidental benefits in the case of death or termination of employment prior to retirement. OMNIS Software Limited contributes an amount from 5% to 8% of each participant's compensation to fund such benefits. In addition, participants are entitled to make voluntary contributions under the OSL Plan.

     The Company contributed a total of $153,000 and $139,000 to the ORB and OSL plans for the years ended March 31, 1998 and 1997, respectively.

     The Company sponsors the OMNIS Software Inc. 401(k) Savings and Retirement Plan ("the Plan") for its employees based in the United States. Employees meeting the eligibility requirements, as defined, may contribute specified percentages of their salaries. Under the Plan, which is qualified under Section 401(k) of the federal tax laws, the Company's Board of Directors, at its sole discretion, may make a discretionary profit-sharing contribution to the Plan. Moreover, the Company is not obligated, but may at its discretion, pay certain administrative costs on behalf of the Plan. For the years ended March 31, 1998 and 1997, discretionary contributions of $14,000 and $14,000, respectively, were made to the Plan.

                 OMNIS TECHNOLOGY CORPORATION AND SUBSIDIARIES
                (FORMERLY BLYTH HOLDINGS, INC. AND SUBSIDIARIES)

             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
                      YEARS ENDED MARCH 31, 1998 AND 1997

10. COMMITMENTS AND CONTINGENCIES

LEASES

     The Company leases its facilities under non-cancelable operating lease agreements expiring in 2002. Rent expense on these leases is recognized ratably over the entire lease term. The Company is required to pay property taxes, insurance and normal maintenance costs.

     Future minimum rental commitments under equipment capital leases and non-cancelable operating leases as of March 31, 1998 are as follows:

                        YEAR ENDING                           CAPITAL   OPERATING
                         MARCH 31,                            LEASES     LEASES
                        -----------                           -------   ---------
                                                                (IN THOUSANDS)
1999........................................................   $178      $  943
2000........................................................     92         966
2001........................................................     35         906
2002........................................................     12         903
2003........................................................     --         232
Thereafter..................................................     --         467
                                                               ----      ------
Total minimum lease payments................................    317      $4,417
                                                                         ======
  Less: Amount representing interest........................    (54)
                                                               ----
Lease obligations...........................................   $263
                                                               ====

     Equipment under capital leases had a net book value of $263,000 and $73,000 at March 31, 1998 and 1997, respectively.

     Rent expense of $876,000 and $559,000 was incurred in 1998 and 1997, respectively.

LITIGATION

  Compass Software

     On March 16, 1998, the Company was served with a lawsuit which claims that the Company and two of its officers aided in software copyright infringement. The case has been transferred to the Eastern District Court of Washington state. The plaintiff, Compass Software ("Compass"), a former channel partner of OMNIS seeks damages in the amount of $2 million. OMNIS had previously received a favorable judgment from Compass in 1994 (the "1994 Claim") in the Eastern District Court of Washington state related to the Company's claims that Compass illegally distributed OMNIS' software products. Compass has not paid the judgment under the 1994 Claim, OMNIS believes Compass' copyright infringement suit has no merit and has been brought primarily in an attempt to force the Company to abandon the judgment under the 1994 Claim.

     The Company currently has no intention of reducing or forgiving its judgment. In June 1998, the Company executed on its judgment on the 1994 claim by purchasing at a judgment lien sale the rights to the current infringement suit brought by Compass. In light of this purchase, the Company has filed a motion to dismiss the suit brought against the Company.

CREDITORS

     As a result of the losses and negative cash flows incurred by the Company in fiscal year 1998, the Company was unable to meet its obligations. The Company has been negotiating with a group of its creditors

                 OMNIS TECHNOLOGY CORPORATION AND SUBSIDIARIES
                (FORMERLY BLYTH HOLDINGS, INC. AND SUBSIDIARIES)

             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
                      YEARS ENDED MARCH 31, 1998 AND 1997

to structure a Workout Plan whereby the Company would repay the creditors over time, thereby possibly avoiding further litigation and collection activities, or formal bankruptcy proceedings.

     In February 1998, the Company called a general meeting of all creditors to discuss a plan of repayment (the "Workout Plan"). The total debt represented by the 106 creditors invited to the general meeting was approximately $1.3 million. Of this group, 7 creditors made up 55% of the $1.3 million, and 58% of the creditors were owed less than $2,000 each. As a result of that meeting, a group of creditors formed a committee which has reviewed the financial plans of the Company including financial forecasts for the next 3 years. The Workout Plan includes the following repayment options:

          1. All creditors with claims at or below $2,000 may elect to receive a cash repayment of 75% of the amount of their claim within 30 days from the effective date of the agreement.

          2. Any creditor with a claim greater than $2,000 can elect to reduce their claim to $2,000 and receive a cash repayment equal to 75% of the amount of their claim within 30 days from the effective date of the agreement.

          3. Any creditor with a claim greater than $2,000 who does not elect option 2, may elect to receive scheduled payments over approximately a three (3) year period with interest accruing at 10% annually.

          4. Any creditor with a claim greater than $2,000, who does not elect option 2, may elect to receive a cash repayment equal to 20% of the amount of their claim within 30 days of the effective date of the agreement.

     The Workout Plan was agreed to by this representative group of creditors and has been distributed to the creditors of the Company for approval. The Workout Plan is subject to approval by July 10, 1998. If at least 90% of all creditors representing at least 95% of total amount of claims in the Workout Plan approve the Workout Plan, the Company expects to begin repayment to customers in the quarter ending September 1998. Each of these creditors have been contacted regarding the proposed Workout Plan with the Creditor Committee and the Company expects to receive approval or denial of the proposed plan by July 10, 1998. Under the terms of the Workout Plan, creditors which have agreed to the Workout Plan and who have begun legal actions must dismiss their lawsuits. Creditors who do not agree to the Workout Plan as proposed may at their option continue to seek payment from the Company individually. If a payment plan is not agreed to by the Company's creditors, the Company will continue to attempt to negotiate with the creditors individually. The Company believes that it will be very difficult to successfully negotiate a satisfactory agreement with each or a significant majority of its creditors outside of this Workout Plan. The Company may not be successful in these negotiations. The Company does not have sufficient cash to repay its creditors in full and does not expect to have enough cash to do so in the near future. Accordingly, there is a significant risk that the Company's creditors could force the Company to file for bankruptcy protection. In addition, the Company may not be able to make required repayments under a plan approved by its creditors, which could also require the Company to file for bankruptcy.

                 OMNIS TECHNOLOGY CORPORATION AND SUBSIDIARIES
                (FORMERLY BLYTH HOLDINGS, INC. AND SUBSIDIARIES)

             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
                      YEARS ENDED MARCH 31, 1998 AND 1997

     The Company owes a significant amount to its creditors. Certain of these filed lawsuits against the Company for the amounts due them. These claims aggregate approximately $393,000. Information regarding these lawsuits are set forth in the table below.

                                                                                  AMOUNT
          PLAINTIFF                        COURT                 DATE OF SUIT    OF CLAIM
          ---------                        -----                 ------------    --------
Lois Paul & Partners           Superior Court of California      April 27, 1998  $160,000
Bloor Research                 Supreme Court of England          April 29, 1998    71,000
EMS Group                      Superior Court, San Francisco      March 5, 1998    64,000
Miller Freeman                 Santa Clara Superior Court         June 25, 1998    36,000
Romac International            San Francisco Municipal Court     April 20, 1998    25,000
Programmer's Paradise, Inc.    San Mateo Municipal Court       January 22, 1998    19,000
ACI US, Inc.                   Superior Court of California        May 12, 1998    10,000
Collaborative Marketing Corp.  Municipal Court of Santa Clara      June 1, 1998     5,000
Walk'n Water                   Municipal Court of Santa Clara  January 21, 1998     3,000
                                                                                 --------
                                                                          Total  $393,000

11. SEGMENT INFORMATION

     The following table presents information concerning the Company's domestic and foreign operations. The Company's operating revenues were generated primarily from the sale of software and service contracts related to that software.

                                                            1998       1997
                                                           -------    -------
                                                             (IN THOUSANDS)
Revenue by geographic region:
  North America..........................................  $ 4,905    $ 6,580
  Europe.................................................    3,078      3,820
                                                           -------    -------
          Total..........................................  $ 7,983    $10,400
                                                           =======    =======
Operating loss by geographic region:
  North America..........................................  $(7,218)   $(5,073)
  Europe.................................................   (1,063)    (1,563)
                                                           -------    -------
          Total..........................................  $(8,281)   $(6,636)
                                                           =======    =======
Total assets:
  North America..........................................  $ 1,817    $ 7,688
  Europe.................................................    1,598      2,359
                                                           -------    -------
          Total..........................................  $ 3,415    $10,047
                                                           =======    =======
Export sales from the North America:
  (included in total North America sales above):
  Latin America..........................................  $   196    $   564
  Asia...................................................       35        175
  Australia..............................................       39         34
  Canada.................................................      154        169
  Caribbean..............................................       --         11
  Europe.................................................        2          2
                                                           -------    -------
          Total..........................................  $   426    $   955
                                                           =======    =======

                 OMNIS TECHNOLOGY CORPORATION AND SUBSIDIARIES
                (FORMERLY BLYTH HOLDINGS, INC. AND SUBSIDIARIES)

             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
                      YEARS ENDED MARCH 31, 1998 AND 1997

     One customer accounted for 13% of net revenues in 1997. No customer accounted for revenues in excess of 10% in 1998.

12. SUBSEQUENT EVENTS

     In April 1998, the Company agreed to sell up to 126,000 shares of Series A preferred stock, at a price of $8.00 per share, to a significant stockholder. The stockholder has the right to purchase such shares, at his option, at such price per share at anytime prior to October 1, 1998. Each share of preferred stock converts into 10 shares of common stock, has voting and registration rights, is entitled to cummulative dividends of $0.10 per share in preference to common stockholders, and has a preference in liquidation over common stockholders in the amount of $8.00 per share, including all accrued or declared but unpaid dividends, as defined. Concurrent with the execution of this agreement, the Company sold the first 50,000 shares of Series A preferred stock, with net proceeds of approximately $400,000. Additionally, the stockholder purchased 12,500 shares in May 1998 for net proceeds of approximately $100,000. These proceeds will be used to fund the Company's operations. The Company expects to sell the additional shares of Series A preferred stock in the upcoming quarters, a portion of which will fund future working capital requirements.

     In April 1998, the Company granted 540,000 non-qualified stock options to 2 newly hired Vice Presidents at $0.78 per share. These options cliff vest in six years, but may be accelerated based on the performance of the Company's stock price as of September 30, 1998.

                                 EXHIBIT INDEX

    EXHIBIT
    NUMBER                          EXHIBIT TITLE
    -------                         -------------
       3.1   Restated Certificate of Incorporation, as amended and
             corrected.(7)
       3.2   Certificate of Designations, as corrected.(7)
       3.3   Bylaws, as amended.
      10.1   Definitive Trust Deed dated October 26, 1983, among Blyth
             Holdings Limited, Blyth Software Limited and Geoffrey Paul
             Smith, Paul Nelson Wright and Suntrust Limited (relating to pension scheme).(1)
      10.2   Service Agreement dated July 30, 1990, between OMNIS
             Technology Corporation and David Seaman.(2)
      10.3   Deed of Guarantee dated June 1, 1993, between OMNIS
             Technology Corporation and A. Levy & Son Limited.(3)
      10.4   Form of Subscription Agreement for purchase of Units of the
             Company's securities.(3)
      10.5   Form of Stock Purchase Warrant sold to purchaser of Units of the Company's securities.(3)
      10.6   Common Stock Purchase Agreement dated March 31, 1993,
             between OMNIS Technology Corporation and General Reinsurance
             Corp.(4)
      10.7   Form of Indemnification Agreement entered into between the
             Company and all of its directors and certain of its
             officers.(4)
      10.8   The OMNIS Technology Corporation Amended and Restated 1987
             Stock Option Plan, as amended.(4)
      10.9   The OMNIS Technology Corporation 1993 Directors' Warrant
             Plan and form of Director's Warrant.(9)
      10.10  The OMNIS Technology Corporation 1994 Employee Stock
             Purchase Plan, as amended.(10)
      10.11  Registration Rights Agreement effective as of January 3,
             1994, between the Company and Migration Software Systems
             Limited.(4)
      10.12  Warrant to Purchase shares of Common Stock dated January 3,
             1994, granted to Migration Software Systems Limited.(4)
      10.13  Warrant to Purchase Common Stock issued to Swartz
             Investments, Inc.(5)
      10.14  Form of Registration Rights Agreement among the Company,
             Purchasers of 8% Convertible Debentures due March 31, 1997,
             and Swartz Investments, Inc.(5)
      10.15  Form of Warrant to Purchase Common Stock issued to certain persons affiliated with Swartz Investments, LLC.(6)
      10.16  Form of Registration Rights Agreement among the Company and
             Swartz Investments, LLC and its designees.(6)
      10.17  Note Purchase Agreement dated as of October 14, 1997.(7)
      10.18  Note Purchase Agreement dated as of October 31, 1997.(7)
      10.19  Series A Convertible Preferred Stock Purchase Agreement
             dated as of April 1, 1998.(7)
      10.20  Employee Agreement between the Company and Kevin Doyle dated
             April 1, 1998.(7)
      10.21  Employee Agreement between the Company and Larry Barcot dated April 1, 1998.(7)
      10.22  Shareholder Rights Agreement dated April 1, 1998.(7)
      10.23  The 1996 Stock Plan and form of Option Agreement.(8)
      10.24  The 1993 Advisors' Warrant Plan and form of warrant.(9)
      21.1   Subsidiaries of the Company.(2)
      23.1   Independent Auditors' Consent.

    EXHIBIT
    NUMBER                          EXHIBIT TITLE
    -------                         -------------
      27.1   Financial data schedule.

---------------
 (1) Incorporated by reference to the Annual Report on Form 10-K filed by the Company with the Commission on July 13, 1990.

 (2) Incorporated by reference to the Annual Report on Form 10-K filed by the Company with the Commission on June 28, 1991.

 (3) Incorporated by reference to the Annual Report on Form 10-K filed by the Company with the Commission on June 26, 1992.

 (4) Incorporated by reference to the Annual Report filed by the Company with the Commission on June 28, 1994.

 (5) Incorporated by reference to the Current Report on Form 8-K filed by the Company with the Commission on April 7, 1995.

 (6) Incorporated by reference to the Company's Annual Report on Form 10-K for the fiscal year ended March 31, 1996.

 (7) Incorporated by reference to the Current Report on Form 8-K filed by the Company with the Commission on June 16, 1998.

 (8) Incorporated herein by reference to the Registrant's Annual Report on Form 10-K, as amended, for the fiscal year ended March 31, 1997, filed by the Registrant with the Commission on July 29, 1997.

 (9) Incorporated herein by reference to the Registrant's Registration Statement on Form S-8 (Registration Number 33-81008) filed June 30, 1994.

(10) Incorporated herein by reference to the Registrant's Registration Statement on Form S-8 (Registration Number 333-38449) filed October 22, 1997.