Form 10QSB
period 1998-06-30
OMNIS TECHNOLOGY CORP
filed 1998-08-14
CIK 820738

                     U.S. SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549


                                   FORM 10-QSB

(Mark One)

[X] Quarterly Report under Section 13 or 15(d) of the Securities Exchange Act of 1934 FOR THE QUARTER ENDED JUNE 30, 1998

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


Check whether the issuer (1) has filed all reports required to be filed by
Section 13 or 15(d) of the Securities Exchange Act of 1934 during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days: Yes [X] No [ ]


As of August 3, 1998 there were 2,125,827 shares of registrant's Common Stock, $.10 par value, outstanding.

                  OMNIS TECHNOLOGY CORPORATION AND SUBSIDIARIES

                                      INDEX

                          PART I. FINANCIAL INFORMATION


                                                                                          Page No.
                                                                                          --------
Item 1.        Financial Statements:

               Condensed Consolidated Balance Sheets -
                      June 30, 1998 and March 31, 1998                                        3

               Condensed Consolidated Statements of Operations -
                      Three months ended June 30, 1998 and 1997                               4

               Condensed Consolidated Statements of Cash Flows -
                      Three months ended June 30, 1998 and 1997                               5

               Notes to Condensed Consolidated Financial Statements                           6

Item 2.        Management's Discussion and Analysis of Financial Condition
                      and Results of Operations                                               7


                           PART II. OTHER INFORMATION

Item 1.        Legal Proceedings                                                             12

Item 2.        Changes in Securities                                                         12

Item 3.        Defaults upon Senior Securities                                               12

Item 4.        Submission of Matters to a Vote of Security Holders                           12

Item 5.        Other Information                                                             12

Item 6.        Exhibits and Reports on Form 8-K                                              12

               Signatures                                                                    13

                          PART I. FINANCIAL INFORMATION

ITEM 1.      Financial Statements

                  OMNIS TECHNOLOGY CORPORATION AND SUBSIDIARIES
                      CONDENSED CONSOLIDATED BALANCE SHEETS

                                     ASSETS


                                                                                 June 30, 1998        March 31, 1998
                                                                                ----------------     ------------------
                                                                                  (Unaudited)
Current Assets:
        Cash and equivalents                                                           $132,000               $242,000
        Trade accounts receivable, less allowance for
               doubtful accounts and returns of $329,643 and
               $161,895, respectively                                                   715,000                602,000
        Inventory                                                                        17,000                 74,000
        Other current assets                                                            288,000                625,000
                                                                                ----------------     ------------------
             Total current assets                                                     1,152,000              1,543,000
                                                                                ----------------     ------------------

Property, furniture and equipment, net                                                1,252,000              1,472,000
Other assets                                                                                  -                400,000
                                                                                ----------------     ------------------

              Total assets                                                           $2,404,000             $3,415,000
                                                                                ================     ==================

                      LIABILITIES AND STOCKHOLDERS' DEFICIENCY

Current Liabilities:
        Accounts payable and accrued liabilities                                     $2,221,000             $2,387,000
        Current portion of long term debt                                             1,220,000              1,310,000
        Deferred revenue                                                                748,000                862,000
                                                                                ----------------     ------------------
               Total current liabilities                                              4,189,000              4,559,000
                                                                                ----------------     ------------------

        Long term debt                                                                   69,000                111,000
                                                                                ----------------     ------------------

               Total liabilities                                                      4,258,000              4,670,000
                                                                                ----------------     ------------------

Stockholders' Deficiency:
        Preferred stock                                                                  62,000                      -
        Common stock                                                                    212,000                212,000
        Paid-in capital                                                              43,300,000             42,881,000
        Accumulated deficit                                                         (45,580,000)           (44,499,000)
        Foreign currency translation adjustment                                         152,000                151,000
                                                                                ----------------     ------------------
               Total stockholders' deficiency                                        (1,854,000)            (1,255,000)
                                                                                ----------------     ------------------

               Total liabilities and stockholders' deficiency                       $ 2,404,000            $ 3,415,000
                                                                                ================     ==================

                  OMNIS TECHNOLOGY CORPORATION AND SUBSIDIARIES

                 CONDENSED CONSOLIDATED STATEMENT OF OPERATIONS

                                   (UNAUDITED)


                                                        Three Months Ended
                                                             June 30
                                               -----------------------------------
                                                   1998                  1997
                                               -------------         -------------
Net Revenues:
      Products                                 $     915,000         $   1,270,000
      Services                                       459,000             1,139,000
                                               -------------         -------------

      Total net revenues                           1,374,000             2,409,000

Costs and Expenses:
      Cost of product revenues                       121,000               144,000
      Cost of service revenues                       101,000             1,046,000
      Sales and marketing                            579,000             2,421,000
      Research and development                       337,000               899,000
      General and administrative                   1,201,000               760,000
                                               -------------         -------------

      Total costs and expenses                     2,339,000             5,270,000
                                               -------------         -------------

Operating Loss                                      (965,000)           (2,861,000)
                                               -------------         -------------

Other Income (Expense):
      Interest income                                  2,000                60,000
      Interest expense and other, net               (114,000)              (42,000)
                                               -------------         -------------

      Total other income (expense)                  (112,000)               18,000
                                               -------------         -------------

Loss before Income Taxes                          (1,077,000)           (2,843,000)

Income Tax Expense                                     4,000                 5,000
                                               -------------         -------------

      Net loss                                 $  (1,081,000)        $  (2,848,000)
                                               =============         =============

Net loss per common share:                     $       (0.51)        $       (1.41)

Weighted average number of common
   shares outstanding                              2,125,827             2,016,038

                  OMNIS TECHNOLOGY CORPORATION AND SUBSIDIARIES

                 CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOW
                                   (UNAUDITED)


                                                                                     Three Months Ended
                                                                                           June 30
                                                                             -----------------------------------
                                                                                 1998                  1997
                                                                             -------------         -------------
Cash Flows from Operating Activities:
      Net loss                                                               $  (1,081,000)        $  (2,848,000)
      Adjustments to reconcile net loss to net cash
      used for operating activities:
             Depreciation and amortization expense                                 119,000               199,000
                  Loss on disposal of property                                      79,000                    --
             Loss on write-off of prepaid expense                                  500,000                    --
             Provision for inventory evaluation                                     50,000                    --
             Change in assets and liabilities:
                  Trade accounts receivable                                       (113,000)             (924,000)
                  Inventory                                                          7,000               (84,000)
                  Other current assets                                             238,000              (310,000)
                  Accounts payable and accrued liabilities                        (173,000)              780,000
                  Deferred revenue                                                (114,000)              257,000
                                                                             -------------         -------------

         Net cash used for  operating activities                                  (489,000)           (2,930,000)
                                                                             -------------         -------------

Cash Flows from Investing Activities:
      Purchases of property, furniture and equipment                                (3,000)             (342,000)
      Proceeds from sale of fixed assets                                            16,000                30,000
                                                                             -------------         -------------

         Net cash provided by (used for) investing activities                       13,000              (312,000)
                                                                             -------------         -------------

Cash Flows from Financing Activities:
      Net proceeds from preferred stock issuance                                   482,000                    --
      Repayments of debt                                                          (127,000)              (83,000)
                                                                             -------------         -------------

         Net cash used for financing activities                                    355,000               (83,000)
                                                                             -------------         -------------

Effect of Exchange Rate Changes on Cash                                             11,000                58,000

Net decrease in cash and equivalents                                              (110,000)           (3,267,000)
Cash and equivalents at beginning of period                                        242,000             6,150,000
                                                                             -------------         -------------

Cash and Equivalents at end of period                                        $     132,000         $   2,883,000
                                                                             =============         =============


NON CASH INVESTING AND FINANCING ACTIVITIES
Conversion of convertible subordinated debentures into common stock          $          --         $   1,810,000
                                                                             =============         =============

                  OMNIS TECHNOLOGY CORPORATION AND SUBSIDIARIES

              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS


1. The unaudited financial information furnished herein reflects all adjustments, consisting only of normal recurring items, which in the opinion of management are necessary to fairly state the Company's financial position, the results of its operations and the changes in its financial position for the periods presented. These financial statements should be read in conjunction with the Company's audited financial statements for the year ended March 31, 1998. The results of operations for the period ended June 30, 1998 are not necessarily indicative of results to be expected for any other interim period or the fiscal year ending March 31, 1999.

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

3. In October 1997, the Company closed an interim debt financing of $1,000,000 with a significant stockholder. This debt financing is secured by substantially all the Company's assets and is scheduled to be repaid by September 30, 1998. See "Management's Discussion and Analysis of Financial Condition and Results of Operations--Overview."

4. In April 1998, the Company agreed to sell up to 126,000 shares of Series A Preferred Stock, at a price of $8.00 per share, to a significant stockholder. Each share of Preferred Stock converts into 10 shares of common stock, has voting and registration rights, is entitled to cumulative dividends of $0.10 per share in preference to common stockholders, and has a preference in liquidation over common stockholders in the amount of $8.00 per share, including all accrued or declared but unpaid dividends, as defined. Concurrent with the execution of that agreement, the Company sold the first 49,826 shares of Series A Preferred Stock, with net proceeds of approximately $400,000. Additionally, the same stockholder purchased 12,456 shares in May 1998 for net proceeds of approximately $100,000. The remaining 62,282 shares were purchased by this stockholder in July, 1998 for net proceeds of approximately $500,000. These proceeds will be used to fund the Company's operations.

OMNIS TECHNOLOGY CORPORATION AND SUBSIDIARIES

THIS REPORT ON FORM 10-QSB INCLUDES A NUMBER OF FORWARD-LOOKING STATEMENTS THAT REFLECT THE COMPANY'S CURRENT VIEWS WITH RESPECT TO FUTURE EVENTS AND FINANCIAL PERFORMANCE. THESE FORWARD-LOOKING STATEMENTS ARE SUBJECT TO CERTAIN RISKS AND UNCERTAINTIES, INCLUDING THOSE DISCUSSED IN "MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS" AND THE COMPANY'S ACTUAL RESULTS MAY DIFFER MATERIALLY FROM HISTORICAL OR ANTICIPATED RESULTS.

ITEM 2. Management's Discussion and Analysis of Financial Condition and Results of Operations

OVERVIEW

    OMNIS Technology Corporation develops and markets tools that enable software application development. The Company markets its products primarily through its indirect channel consisting of VAR's, Distributors, and OEM relationships.

    OMNIS Technology Corporation has experienced significant losses in each of the past three years, including the quarter ended June 30, 1998. As a result of this and other factors, the Company has expended a significant amount of cash resources during that period and the three months ended June 30, 1998. The Company raised $1 million through a private debt financing in October 1997 and has recently raised $1 million in Preferred Stock from a significant stockholder, which is expected to fund the Company's operations going forward. However, the Company currently has very little available cash and has no reserves in the event operations do not produce needed resources to fund operations and repay the debt. While the Company is not currently seeking additional financing, there can be no assurance that the Company will be able to raise additional cash at anytime in the future on commercially reasonable terms, or at all, should the need arise to fund future operations. If the Company is unsuccessful in raising such cash when needed, the Company may be required to cease operations and its secured creditors would have a first claim on substantially all of the Company's assets.

    The Company has negotiated a repayment plan with a creditor committee (the "Creditor Committee") representing the majority of its U.S.-based unsecured creditors related to past debts owed by the Company ("Workout Plan"). Under the terms of the Workout Plan, creditors which have agreed to the Workout Plan and who have begun legal actions must dismiss their lawsuits. Creditors who have not agreed to the Workout Plan as proposed may at their option continue to seek payment from the Company individually, or may join the Workout Plan at a later date. Over 90% of the approximately 110 unsecured creditors of the Company at February 1998, representing over 90% of the approximately $1.3 million owed by the Company, have accepted the proposed Workout Plan. Of the participants in the Workout Plan, approximately 27 creditors, representing approximately $900,000 of the claims, will be repaid over a period of three years including interest payments at 10%. The balance of the participants in the Workout Plan will be paid by August 31, 1998 an aggregate of approximately $70,000 on their approximately $400,000 in claims. If the Company should not be able to meet these repayments in future periods, the Company will be in default under the Workout Plan and the Creditor Committee may terminate the Workout Plan. Accordingly, in the event of such a breach, there is a significant risk that the Company's creditors could force the Company to file for bankruptcy protection.

    During the past year, the Company has significantly reduced its headcount in attempts to reduce operating costs. During the quarter ending June 30, 1998, the Company's worldwide headcount remained relatively constant, and the Company has no plans to increase headcount in the near term.

                              RESULTS OF OPERATIONS

               THREE MONTHS ENDED JUNE 30, 1998, AND JUNE 30, 1997

REVENUES

    Total net revenues for the three months ended June 30, 1998 were $1,374,000, representing a decrease of 43% as compared to total net revenues of $2,409,000 for the three months ended June 30, 1997. This decrease is due primarily to the planned reduction in service revenues, particularly as a result of the Company's decision to reduce conflicts with some its channel partners.

    Product revenues decreased during the three months ended June 30, 1998 to $915,000 from $1,270,000 in the three months ended June 30, 1997. This decrease is mainly due to the Company's reduction in sales workforce in the past year. During the three months ending June 30, 1998, product revenues represented 67% of total net revenues as compared to 53% of total net revenues during the same period in the prior year. This reflects the Company's shift in focus to its higher margin product related revenue.

    Service revenues for the three months ended June 30, 1998, decreased 60% to $459,000 from $1,139,000 for the three months ended June 30, 1997. The majority of this decrease is due to the Company's decision to de-emphasize its consulting offerings over the past 18 months. Maintenance revenue, which primarily consists of telephone support to the Company's customers, decreased slightly during the period ending June 30, 1998 due to the decrease in product revenue. The Company expects service revenues related to consulting projects to continue to decrease in future periods as it focuses on higher margin product related revenue and shifts consulting opportunities to its external partners.

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

    Cost of product revenues as a percentage of product revenues slightly increased from 11% in the three months ended June 30, 1997 to 13% in the three months ended June 30, 1998.

    Cost of service revenues decreased as a percentage of service revenues from 92% in the three months ended June 30, 1997 to 22% in the three months ended June 30, 1998. This decrease was primarily due to a significant reduction in headcount in the consulting division. Currently the Company retains very few consultants and the Company's remaining consultants are typically fully utilized. In addition, the Company has very little, if any, management specific to the consulting division, thereby reducing overhead costs. Additionally, the Company's technical support group continues to generate favorable gross margins, and represents the majority of the related revenues and costs within service revenues.

SALES AND MARKETING EXPENSE

    Sales expenses decreased to $434,000 for the three months ended June 30, 1998, as compared to $921,000 for the three months ended June 30, 1997. The decrease in sales expenses was primarily due to decreases in headcount. In the third quarter of fiscal 1998, the Company had a reduction-in-force which included a significant number of sales related employees. The Company has no plans to replace this headcount in the near term.

    Marketing expenses for the three months ended June 30, 1998, were $145,000, as compared to $1,500,000 for the three months ended June 30, 1997. This decrease in marketing expense was primarily due to a reduction of costs associated with the reduction in Company's lead generation effort, including trade shows and advertising, in the three months ended June 30, 1998 as compared to the three months ended June 30, 1997 as well as the absence of start-up costs associated with the introduction of new products and public relations costs which the Company incurred during the three months ended June 30, 1997. In the third quarter of fiscal 1998, the Company had a reduction-in-force which included a significant number of marketing related employees. The Company expects slight increases in marketing expenses during future periods as it rebuilds its marketing efforts towards its existing installed base with partner focused programs designed to increase its installed base of customers.

RESEARCH AND DEVELOPMENT EXPENSE

    Research and development costs decreased to $337,000 for the three months ended June 30, 1998, as compared to $899,000 for the three months ended June 30, 1997, primarily due to decreased headcount in its U.S. based operations. The Company has streamlined its development resources, eliminating projects that do not relate to its core technologies and projects for which the Company can not forecast revenues in the near future or at all. Additionally the Company consolidated its development team in its development facility in the U.K. The Company continues to invest in the development of its newer product line, OMNIS Studio, aimed at sales opportunities that the Company believes will expand its installed base of customers.

GENERAL AND ADMINISTRATIVE EXPENSE

    General and administrative expenses increased to $1,201,000 for the three months ended June 30, 1998, as compared to $760,000 for the three ended June 30, 1997. General and administrative expenses increased during the three ended months June 30, 1998, as a result of the Company's successful negotiation with its U.S. facility landlord to vacate its current lease space. This resulted in a write-off of approximately $540,000 of the Company's lease deposit associated with the Company's headquarters in San Bruno, California. The Company plans to relocate its headquarters to San Carlos, California, which will reduce lease-associated usage of cash by $150,000 per quarter. Additionally the Company recognized a write-off related to the disposal of leased equipment, resulting in a non-recurring charge of $110,000 during the quarter ended June 30, 1998. The Company is continuing its efforts to reduce its operating expenses where possible, including general and administrative expenses.

OTHER INCOME (EXPENSE)

    Other income (expense) is comprised primarily of interest income earned on cash and cash equivalents, interest expense, and any gain or loss on foreign currency transactions. Interest income decreased to $2,000 for the three months ended June 30, 1998, from $60,000 for the three months ended June 30, 1998, primarily due to lower average balances of cash and cash equivalents. Interest expense decreased to $37,000 for the three months ended June 30, 1998, from $49,000 for the three months ended June 30, 1997.

RISK FACTORS

    The Company has experienced significant losses over the past three fiscal years including the quarter ended June 30, 1998. As a result, the report of the Company's independent auditors on the Company's financial statements for the fiscal year ended March 31, 1998, contains a paragraph stating that there is a substantial doubt as to the ability of the Company to continue as a going concern. In November 1997, the Company took several actions expected to reduce future operating costs and cash flows, including a 15% reduction in headcount, a significant cut in marketing expenses, and the implementation of stringent expense monitoring controls. In October, 1997, the Company raised $1 million in secured debt financing

(the "secured debt") from a significant stockholder, which is secured by substantially all of the Company's assets. In April, May, and July 1998, the Company sold convertible Preferred Stock resulting in net proceeds of approximately $1,000,000. In fiscal year 1997 and 1998, and continuing through the first three months of fiscal 1999, operations of the Company have generated negative cash flows. While the Company's management team has taken steps to improve the Company's cash flow and expects there will be additional significant expense and cash flow savings during the second and third quarter of fiscal year 1999, the Company continues to generate a negative cash flow and does not expect to become profitable until the third quarter of fiscal 1999, or later. The Company is operating with minimal cash resources and, should the Company continue to experience losses from operations, it will need to seek additional financing. There can be no assurance that the Company will be able to raise additional financing in this time frame on commercially reasonable terms, or at all. If the Company is unsuccessful in raising this capital, the Company may be required to cease operations and declare bankruptcy. Under such circumstances, the Company's secured creditors would have a first claim on all, or substantially all, of the Company's assets. See "Liquidity And Capital Resources" below.

    The Company has experienced significant quarterly fluctuations in operating results during this and previous quarters and expects that these fluctuations will continue in future periods. These fluctuations have been a result of several factors including pricing strategies employed by the Company and its competitors, the timing of new product releases or enhancements to existing products, and seasonality. A number of additional factors have, from time to time, caused and may in the future cause the Company's revenues and operating results to vary substantially from period-to-period. These factors include: pricing competition, delays in introduction of new products or product enhancements, size and timing of demand for existing products and shortening of product life cycle, inventory obsolescence, changes in the Company's management and sales and marketing organizations, and general economic conditions.

    The Company has recently announced a reduction in certain portions of its pricing structure for fiscal year 1999 and beyond. There is no guarantee that this reduction in price will lead to increased unit volume or other additional revenue streams to replace this lost revenue, which could lead to a significant cash flow strain on the core operations of the Company. Additionally, the Company is relying on increased revenues related to its new product line, which have not generated revenues as originally projected by the Company. There is no assurance that this product line will generate the revenues needed to sustain the Company in future periods. The Company has committed to decreasing sales conflicts with its partners particularly in the service revenue area and has already taken a number of steps in this regard. This has had and will continue to have a negative effect on service revenues as compared to previous quarters and years. There can be no guarantee that the Company will be able to replace the decreasing service revenues with new product revenues.

    The Company's expense levels are based on the Company's expectations as to future revenues and are therefore relatively fixed in the short term. If revenue levels fall below expectations, net income is likely to be disproportionately adversely affected because a proportionately smaller amount of the Company's expenses vary with its revenues. There can be no assurance that the Company will be able to achieve profitability on a quarterly or annual basis in the future. Due to all the foregoing factors, it is likely that in some future quarter the Company's operating results will be below the expectations of public market analysts and investors. In such event, the price of the Company's Common Stock would likely be materially adversely affected.

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

    The Company's future operating results will depend, to a considerable extent, on its ability to rapidly and continuously develop new products that offer its customers enhanced performance at competitive prices. Inherent in this process are a number of risks. The development of new, enhanced software products is a complex and uncertain process requiring high levels of innovation from the Company's management as well as accurate anticipation of customer and technical trends. Once a product is developed, the Company must rapidly bring it into production. In addition, there can be no assurance that any new products will achieve market acceptance at the price the Company sets for the product, if at all. If the Company is unable to develop and sell new products which are widely accepted by customers, the Company's business, financial condition, and results of operations would be unilaterally and adversely affected.

    The Company has recently been sued for copyright infringement. While the Company believes this suit has no merit, there can be no assurance that the Company will be successful in resolving this or any future lawsuits favorably to the Company. If the Company loses any of these judgments, it may be forced to cease operations and declare bankruptcy. Additionally, the Company has recently negotiated a Workout Plan with its US based unsecured creditors through the Creditor Committee. Should the Company default under the terms of the Workout Plan, it may be forced to cease operations and declare bankruptcy.

    In February 1998, The Nasdaq Stock Exchange de-listed the Company from the Nasdaq National Market. The Company is now traded on the Nasdaq bulletin board. This has had a negative impact on the liquidity of the Company's outstanding common shares. Additionally, due to the Company's poor financial performance, among other factors, the per share price of the Company's stock has been and is expected to continue to be negatively impacted in the near term and beyond.

LIQUIDITY AND CAPITAL RESOURCES

    At June 30, 1998, the Company's principal sources of liquidity consisted of cash and equivalents of $132,000.

    The Company's working capital position remained relatively constant during the quarter ended June 30, 1998, with a working capital deficit of $3.0 million at June 30, 1998, and at March 31, 1998. Although the Company believes that this working capital deficit will decrease in future quarters as the Company continues to decrease its operating expenses, such as its recent success in termination of its US-based office lease and negotiation with its US-based creditors, there can be no assurance that the Company will be able to significantly improve its working capital position.

    The Company has taken several actions over the past four quarters that it expects will reduce future operating costs. Management expects that there will be significant expense and cash flow savings during the second and third quarter of fiscal 1999 as compared to the third quarter of fiscal 1998 as a result of these actions.

    The Company does not currently have an established line of credit with a commercial bank. Such a credit facility may be difficult to obtain with the Company's historical operating results.

                  OMNIS TECHNOLOGY CORPORATION AND SUBSIDIARIES


PART II.  OTHER INFORMATION


ITEM 1.   LEGAL PROCEEDINGS

               In March 1998, the Company was sued for copyright infringement. While the Company believes that this suit has no merit, this suit remains unresolved.

               The Company has recently reached an agreement with a group of its creditors in attempts to resolve its debts with unsecured creditors. Under the terms of this agreement, any pending litigation must dismiss their lawsuits upon the agreements effective date, which is expected to be late August 1998.

ITEM 2.   CHANGES IN SECURITIES AND USE OF PROCEEDS


               In April 1998, the Company agreed to sell up to 126,000 shares of Series A Preferred Stock, at a price of $8.00 per share, to a significant stockholder. Each share of Preferred Stock converts into 10 shares of common stock, has voting and registration rights, is entitled to cumulative dividends of $0.10 per share in preference to common stockholders, and has a preference in liquidation over common stockholders in the amount of $8.00 per share, including all accrued or declared but unpaid dividends, as defined. Concurrent with the execution of that agreement, the Company sold the first 49,826 shares of Series A Preferred Stock, with net proceeds of approximately $400,000. Additionally, same the stockholder purchased 12,456 shares in May 1998, for net proceeds of approximately $100,000. The remaining 62,282 shares were purchased by this stockholder in July, 1998 for net proceeds of approximately $500,000. These proceeds will be used to fund the Company's operations. In connection with the sale of Series A Preferred Stock, the Company filed a Form D pursuant to the rules promulgated in the Securities Act of 1993, as amended.

ITEM 3.   DEFAULTS UPON SENIOR SECURITIES

               None.

ITEM 4.   SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

          None.

ITEM 5.   OTHER INFORMATION

          None.

ITEM 6.   Exhibits and Reports on Form 8-K

(a)       Exhibits

          10.1 Series A Convertible Preferred Stock Purchase Agreement dated as of April 1, 1998. (1)

          10.2 Employee Agreement between the Company and Kevin Doyle dated as of April 1, 1998. (1)

          10.3 Employee Agreement between the Company and Larry Barcot dated as of April 1, 1998. (1)

          27.1 Financial Data Schedule

--------------

(1) Incorporated by reference to the Current Report on Form 8-K filed by the Company with the Commission on June 16, 1998



     (b)  Reports on Form 8-K

          The Company filed an 8-K report on June 16, 1998, relating to a press release, dated April 14, 1998, a $1 million loan extended to the Company in October, 1997, and an October 1997 Amendment to the Certificate of Incorporation.








                                   SIGNATURES


Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Date:  August 12, 1998                    OMNIS TECHNOLOGY CORPORATION
                                                  (Registrant)


                                                 /s/ Ken Holmes
                                           --------------------------
                                                   Ken Holmes
                                 Chairman, Chief Financial Officer and interim
                                             Chief Executive Officer

                                 EXHIBIT INDEX


EX. NUMBER                    DESCRIPTION
----------                    -----------
27.1                          Financial Data Schedule