Form 10QSB
period 1998-09-30
OMNIS TECHNOLOGY CORP
filed 1998-11-18
CIK 820738

                    U.S. SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549


                                  FORM 10-QSB

(Mark One)
    [X] Quarterly Report under Section 13 or 15(d) of the Securities Exchange Act of 1934
           FOR THE QUARTER ENDED SEPTEMBER 30, 1998

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


                              981 Industrial Road
                                   Building B
                           San Carlos, CA 94070-4117
                    (Address of principal executive offices)


                                 (650) 632-7100
                        (Registrant's telephone number)


Check whether the issuer (1) has filed all reports required to be filed by
Section 13 or 15(d) of the Securities Exchange Act of 1934 during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days: Yes _X_ No __


As of October 1, 1998 there were 2,129,205 shares of registrant's Common Stock, $.10 par value, outstanding.

Transitional Small Business Disclosure Format: Yes        No   X
                                                   -----     -----

                 OMNIS TECHNOLOGY CORPORATION AND SUBSIDIARIES

                                     INDEX

                         PART I. FINANCIAL INFORMATION


                                                                        Page No.
Item 1. Financial Statements:

        Condensed Consolidated Balance Sheets --
        September 30, 1998 and March 31, 1998                              3

        Condensed Consolidated Statements of Operations --
        Three and six months ended September 30, 1998 and 1997             4

        Condensed Consolidated Statements of Cash Flows --
        Three and six months ended September 30, 1998 and 1997             5

        Notes to Condensed Consolidated Financial Statements               6

Item 2. Management's Discussion and Analysis of Financial Condition
        and Results of Operations                                          7


                           PART II. OTHER INFORMATION

Item 1. Legal Proceedings                                                 14

Item 2. Changes in Securities                                             14

Item 3. Defaults upon Senior Securities                                   14

Item 4. Submission of Matters to a Vote of Security Holders               14

Item 5. Other Information                                                 14

Item 6. Exhibits and Reports on Form 8-K                                  15

        Signatures                                                        16

                                    PART I.

                             FINANCIAL INFORMATION

ITEM 1. Financial Statements

                 OMNIS TECHNOLOGY CORPORATION AND SUBSIDIARIES
                     CONDENSED CONSOLIDATED BALANCE SHEETS

                                     ASSETS


                                                     September 30, 1998       March 31, 1998
                                                     ------------------       --------------
                                                          (Unaudited)
Current Assets:
   Cash and equivalents                                 $    163,000           $    242,000
   Trade accounts receivable, less allowance for
      doubtful accounts and returns of
      $163,367 and $161,895, respectively                    713,000                602,000
   Inventory                                                  20,000                 74,000
   Other current assets                                      480,000                625,000
                                                        ------------           ------------
        Total current assets                               1,376,000              1,543,000
                                                        ------------           ------------

Property, furniture and equipment, net                     1,108,000              1,472,000
Other assets                                                      --                400,000
                                                        ------------           ------------
        Total assets                                    $  2,484,000           $  3,415,000
                                                        ============           ============

                    LIABILITIES AND STOCKHOLDERS' DEFICIENCY
Current Liabilities:
   Accounts payable and accrued liabilities             $  1,289,000           $  2,387,000
   Current portion of long term debt                       1,125,000              1,310,000
   Deferred revenue                                          670,000                862,000
                                                        ------------           ------------
        Total current liabilities                          3,084,000              4,559,000
                                                        ------------           ------------
   Long term debt                                            977,000                111,000
                                                        ------------           ------------
        Total liabilities                                  4,061,000              4,670,000
                                                        ------------           ------------
Stockholders' Deficiency:
   Preferred stock                                           124,000                     --
   Common stock                                              213,000                212,000
   Paid-in capital                                        43,722,000             42,881,000
   Accumulated deficit                                   (45,855,000)           (44,499,000)
   Foreign currency translation adjustment                   219,000                151,000
                                                        ------------           ------------
        Total stockholders' deficiency                    (1,577,000)            (1,255,000)
                                                        ------------           ------------
        Total liabilities and stockholders' deficiency  $  2,484,000           $  3,415,000
                                                        ============           ============

                 OMNIS TECHNOLOGY CORPORATION AND SUBSIDIARIES

                 CONDENSED CONSOLIDATED STATEMENT OF OPERATIONS

                                  (UNAUDITED)


                                          Three Months Ended            Six Months Ended
                                             September 30,                September 30,
                                        1998            1997           1998           1997
                                     --------------------------    --------------------------
Net revenues:
   Products                          $   869,000    $ 1,671,000    $ 1,779,000    $ 2,941,000
   Services                              405,000      1,131,000        869,000      2,270,000
                                     -----------    -----------    -----------    -----------
   Total net revenues                  1,274,000      2,802,000      2,648,000      5,211,000

Costs and expenses:
   Cost of product revenues               74,000        128,000        195,000        272,000
   Cost of service revenues              102,000      1,096,000        203,000      2,142,000
   Selling and marketing                 495,000      2,561,000      1,074,000      4,982,000
   Research & development                361,000        928,000        697,000      1,827,000
   General and administrative            426,000        809,000      1,628,000      1,569,000
                                     -----------    -----------    -----------    -----------
   Total costs and expenses            1,458,000      5,522,000      3,797,000     10,792,000
                                     -----------    -----------    -----------    -----------
Operating loss                          (184,000)    (2,720,000)    (1,149,000)    (5,581,000)
                                     -----------    -----------    -----------    -----------
Other income (expense):
   Interest income                         2,000         18,000          4,000         78,000
   Interest expense                      (93,000)       (19,000)      (207,000)       (61,000)
                                     -----------    -----------    -----------    -----------
                                         (91,000)        (1,000)      (203,000)        17,000
                                     -----------    -----------    -----------    -----------
Loss before income taxes                (275,000)    (2,721,000)    (1,352,000)    (5,564,000)

Income tax expense                             0         10,000          4,000         15,000
                                     -----------    -----------    -----------    -----------
   Net loss                          $  (275,000)   $(2,731,000)   $(1,356,000)   $(5,579,000)
                                     ===========    ===========    ===========    ===========

Net loss per common share            $     (0.13)   $     (1.29)   $     (0.64)   $     (2.94)

Weighted average number of
   common shares outstanding           2,125,863      2,109,636      2,125,844      1,899,905

Net loss per share -- fully diluted  $     (0.08)   $     (1.29)   $     (0.40)   $     (2.63)

Number of fully diluted shares         3,389,205      2,121,677      3,389,205      2,121,677

                 OMNIS TECHNOLOGY CORPORATION AND SUBSIDIARIES

                 CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOW
                                  (UNAUDITED)


                                                                 Six Months Ended
                                                                   September 30,
                                                              1998              1997
                                                           -----------       -----------
Cash Flows from Operating Activities:
   Net loss                                                $(1,356,000)      $(5,579,000)

   Adjustments to reconcile net loss to net cash
   used for operating activities:
      Depreciation and amortization expense                    255,000           338,000
      Legal fees capitalized to stock issuance cost            (35,000)               --
      Convertible debenture interest capitalized                    --           130,000
      Change in assets and liabilities:
         Trade accounts receivable                            (111,000)         (610,000)
         Inventory                                              54,000           (69,000)
         Loss (gain) on disposal of property                    94,000           (87,000)
         Other current assets                                  546,000          (400,000)
         Accounts payable and accrued liabilities           (1,208,000)          523,000
         Deferred revenues                                    (192,000)          247,000
                                                           -----------       -----------
   Net cash used for operating activities                   (1,953,000)       (5,507,000)
                                                           -----------       -----------
Cash Flows from Investing Activities:
      Purchases of property, furniture and equipment           (17,000)         (529,000)
      Proceeds from sale of fixed assets                        28,000            30,000
                                                           -----------       -----------
   Net cash provided by investing activities                    11,000          (499,000)
                                                           -----------       -----------
Cash Flows from Financing Activities:
   Net proceeds from preferred stock issuance                1,000,000                --
   Net proceeds from stock issuance                              1,000            61,000
   Addition (Repayments) of debt                               791,000           172,000
                                                           -----------       -----------
   Net cash provided by financing activities                 1,792,000           233,000
                                                           -----------       -----------
Effect of Exchange Rate Changes on Cash                         72,000          (140,000)

Net decreases in cash and equivalents                          (79,000)       (5,913,000)
Cash and cash equivalents at beginning of period               242,000         6,150,000
                                                           -----------       -----------
Cash and Equivalents at end of period                      $   163,000       $   237,000
                                                           ===========       ===========
NON CASH INVESTING AND FINANCING ACTIVITIES
Conversion of convertible subordinated debentures into
   common stock                                            $        --       $ 1,870,000
                                                           ===========       ===========

                 OMNIS TECHNOLOGY CORPORATION AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

1. The unaudited financial information furnished herein reflects all adjustments, consisting only of normal recurring items, which in the opinion of management are necessary to fairly state the Company's financial position, the results of its operations and the changes in its financial position for the periods presented. These financial statements should be read in conjunction with the Company's audited financial statements for the year ended March 31, 1998. The results of operations for the period ended September 30, 1998 are not necessarily indicative of results to be expected for any other interim period or the fiscal year ending March 31, 1999.

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

3. In October 1997, the Company closed an interim debt financing of $1,000,000 with a significant stockholder. This debt financing is secured by substantially all the Company's assets and is scheduled to be repaid by December 31, 1998. See "Management's Discussion and Analysis of Financial Condition and Results of Operations--Overview."

4. In April 1998, the Company agreed to sell up to 126,000 shares of Series A Preferred Stock, at a price of $8.00 per share, to a significant stockholder. Each share of Preferred Stock converts into 10 shares of common stock, has voting and registration rights, is entitled to cumulative dividends of $0.10 per share in preference to common stockholders, and has a preference in liquidation over common stockholders in the amount of $8.00 per share, including all accrued or declared but unpaid dividends, as defined. Concurrent with the execution of that agreement, the Company sold the first 49,826 shares of Series A Preferred Stock, with net proceeds of approximately $400,000. Additionally, the same stockholder purchased 12,456 shares in May 1998 for net proceeds of approximately $100,000. The remaining 62,282 shares were purchased by this stockholder in July, 1998 for net proceeds of approximately $500,000. These proceeds have been used to fund the Company's operations.

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

     OMNIS Technology Corporation has experienced significant losses in each of the past three years, including the quarter ended September 30, 1998. As a result of this and other factors, the Company has expended a significant amount of cash resources during that period and the three months ended September 30, 1998. The Company raised $1 million through a private debt financing in October 1997 and raised $1 million in Preferred Stock from a significant stockholder in April 1998, all of which has been used to fund the Company's operations. The Company currently relies upon collections from accounts receivable and has very little available cash and has no reserves in the event operations do not produce needed resources to fund operations and repay the debt. While the Company is not currently seeking additional financing, there can be no assurance that the Company will be able to raise additional cash at anytime in the future on commercially reasonable terms, or at all. If the Company is unsuccessful in raising such cash when needed, the Company may be required to cease operations and its secured creditors would have a first claim on substantially all of the Company's assets.

     The Company's U.S. Subsidiary (the "U.S. Company") has negotiated a repayment plan (the "Workout Plan") with a Creditors' Committee representing the majority of its U.S.-based unsecured creditors to deal with past debts owed by the U.S. Company. Legal action by creditors who have agreed to the Workout Plan either has been or will be dismissed, or will at least be deferred pending performance under the Workout Plan. Creditors who have not agreed to the Workout Plan as proposed may continue to pursue their remedies independently, or may join the Workout Plan at a later date. A significant number of these unsecured creditors were paid off at the time the Workout Agreement was rendered effective. The remaining balance of the participants in the Workout Plan were paid an aggregate first installment of approximately $66,000 on their approximately $1,030,442 in claims. The next scheduled payment under the Workout Plan will be December 31, 1998, and quarterly thereafter. If the U.S. Company should not be able to meet these repayments in future periods, the U.S. Company will be in default under the Workout Plan and the Creditor Committee may terminate the Workout Plan. Accordingly, in the event of such a breach, there is a significant risk that the U.S. Company's creditors could force the U.S. Company to file for bankruptcy protection.

     The Company recently changed its top management team. Kenneth Holmes resigned as Chairman of the Board, Interim Chief Executive Officer, and Chief Financial Officer. Gwyneth Gibbs, formerly Vice President of Research and Development, was named President, interim Chief Executive Officer, and interim Chief Financial Officer and Phillip Barrett was named Chairman of the Board.

     During the past year, the Company has significantly reduced its headcount in attempts to reduce operating costs. During the quarter ending September 30, 1998, the Company's worldwide headcount remained relatively constant, and the Company has no plans to increase headcount in the near term.

                             RESULTS OF OPERATIONS

     THREE AND SIX MONTHS ENDED SEPTEMBER 30, 1998, AND SEPTEMBER 30, 1997

REVENUES

     Total net revenues for the three months ended September 30, 1998 were $1,274,000, representing a decrease of 55% as compared to total net revenues of $2,802,000 for the three months ended September 30, 1997. Total net revenues for the six months ended September 30, 1998 were $2,648,000, representing a decrease of 49% as compared to total net revenues of $5,211,000 for the six months ended September 30, 1997. This decrease is due primarily to the reduction in service revenues, particularly as a result of the Company's decision to reduce its emphasis on consulting service in order to reduce conflicts with certain of its channel partners.

     Product revenues decreased during the three months ended September 30, 1998 to $869,000 from $1,671,000 in the three months ended September 30, 1997. Product revenues decreased during the six months ended September 30, 1998 to $1,779,000 from $2,941,000 in the six months ended September 30, 1997. This decrease is mainly due to the Company's reduction in sales workforce in the past year. During the three and six months ending September 30, 1998, product revenues represented 68% and 67% of total net revenues as compared to 60% and 56% of total net revenues during the same three and six month periods in the prior year.

     Service revenues for the three months ended September 30, 1998 decreased 64% to $405,000 from $1,131,000 for the three months ended September 30, 1997. Service revenues for the six months ended September 30, 1998, decreased 62% to $869,000 from $2,270,000 for the six months ended September 30, 1997. The majority of this decrease is due to the Company's decision to de-emphasize its consulting offerings. Maintenance revenue, which primarily consists of telephone support to the Company's customers, decreased during the period ending September 30, 1998 due to the decrease in product revenue. The Company expects service revenues related to consulting projects to continue to decrease in future periods as it focuses on higher margin product related revenue and shifts consulting opportunities to its external partners.

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

     Cost of product revenues as a percentage of product revenues remained constant at 8% in the three months ended September 30, 1997 and the three months ended September 30, 1998. Cost of product revenues as a percentage of product revenues increased slightly from 9% in the six months ended September 30, 1997 to 11% in the six months ended September 30, 1998.

     Cost of service revenues decreased as a percentage of service revenues from 97% in the three months ended September 30, 1997 to 25% in the three months ended September 30, 1998. Cost of service revenues decreased as a percentage of service revenues from 94% in the six months ended September 30, 1997 to 23% in the six months ended September 30, 1998. This decrease was primarily due to a significant reduction in headcount in the consulting division, resulting in significantly better utilization of the Company's consulting resources. Currently the Company retains very few consultants and the Company's remaining consultants are typically fully utilized. In addition, the Company has very little, if any, management specific to the consulting division, thereby reducing overhead costs. Additionally, the

Company's technical support group continues to generate favorable gross margins, and represents the majority of the related revenues and costs within service revenues.

SALES AND MARKETING EXPENSE

     Sales expenses decreased to $397,000 for the three months ended September 30, 1998 as compared to $1,149,000 for the three months ended September 30, 1997. Sales expenses decreased to $832,000 for the six months ended September 30, 1998, as compared to $2,070,000 for the six months ended September 30, 1997. The decrease in sales expenses was primarily due to decreases in headcount. In the third quarter of fiscal 1998, the Company had a reduction-in-force which included a significant number of sales related employees. The Company has no plans to replace this headcount in the near term.

     Marketing expenses for the three months ended September 30, 1998 were $98,000 as compared to $1,412,000 for the three months ended September 30, 1997. Marketing expenses for the six months ended September 30, 1998, were $242,000, as compared to $2,912,000 for the six months ended September 30, 1997. This decrease in marketing expense was primarily due to a reduction of costs associated with the reduction in Company's lead generation effort, including trade shows and advertising, in the three and six months ended September 30, 1998 as compared to the three and six months ended September 30, 1997 as well as the absence of start-up costs associated with the introduction of new products and public relations costs which the Company incurred during the three and six months ended September 30, 1997. In the third quarter of fiscal 1998, the Company had a reduction-in-force which included a significant number of marketing related employees. The Company expects modest increases in marketing expenses during future periods as it rebuilds its marketing efforts towards its past and present customer base with partner focused programs designed to acquire new customers.

RESEARCH AND DEVELOPMENT EXPENSE

     Research and development costs decreased to $361,000 for the three months ended September 30, 1998 as compared to $928,000 for the three months ended September 30, 1997, primarily due to decreased headcount in its U.S. based operations. Research and development costs decreased to $697,000 for the six months ended September 30, 1998, as compared to $1,827,000 for the six months ended September 30, 1997, also primarily due to decreased headcount in its U.S. based operations. The Company has streamlined its development resources, eliminating projects that do not relate to its core technologies and projects for which the Company can not forecast revenues in the near future or at all. Additionally the Company consolidated its development team in its development facility in the U.K. The Company continues to invest in the development of its newer product line, OMNIS Studio, aimed at sales opportunities that the Company believes will expand its installed base of customers.

GENERAL AND ADMINISTRATIVE EXPENSE

     General and administrative expenses decreased to $426,000 for the three months ended September 30, 1998 as compared to $809,000 for the three months ended September 30, 1997. General and administrative expenses increased to $1,628,000 for the six months ended September 30, 1998 as compared to $1,569,000 for the six month ended September 30, 1997. The Company has relocated its headquarters to San Carlos, California, which has reduced lease-associated expense and expenditure of cash by $150,000 per quarter. Additionally the Company recognized a write-off related to the disposal of lease-hold improvements of the San Bruno office and other office equipment, resulting in a non-recurring charge of $78,000 during the quarter ended September 30, 1998. The Company is continuing its efforts to reduce its operating expenses where possible, including general and administrative expenses.

OTHER INCOME (EXPENSE)

     Other income (expense) is comprised primarily of interest income earned on cash and cash equivalents, interest expense, and any gain or loss on foreign currency transactions. Interest income decreased to

$2,000 and $4,000 for the three and six months ended September 30, 1998, respectively, from $18,000 and $78,000 for the three and six months ended September 30, 1997 respectively, primarily due to lower average balances of cash and cash equivalents. Interest expense increased to $93,000 for the three months ended September 30, 1998, from $19,000 for the three months ended September 30, 1997, and $207,000 for the six months ended September 30, 1998 compared to $61,000 for the six months ended September 30, 1997.

YEAR 2000

     The Company is in the process of addressing the broad range of issues associated with the programming code in existing computer systems as the year 2000 approaches. The "Year 2000" issue is pervasive and complex, as many computer systems were not designed to handle any dates beyond the year 1999, and therefore computer hardware and software will need to be modified prior to the Year 2000 in order to remain functional. Systems that do not properly recognize such information could generate erroneous data or cause a system to fail. The Year 2000 issue creates potential risk for the Company from unforeseen problems in its own computer systems, and from third parties with whom the Company deals on financial and other transactions worldwide and in its own software products licensed to customers. Failures of the Company and/or third parties' computer systems could have a material impact on the Company's business, operating results and financial condition.

     The Year 2000 issue could affect the Company's products. The Company is continuously reviewing its current product offerings and based upon its review to date, believes that its current products are Year 2000 compliant. However, the Company's current products are subject to ongoing analysis and review. Despite such analysis and review the Company's products may contain undetected errors or defects associated with Year 2000 date functions, which could result in delay or loss of revenue, diversion of development resources, damage to the Company's reputation, or increased service or warranty costs, any of which could materially adversely affect the business, operating results and financial condition. To the extent the Company's products prove to be non-compliant, or in the event of any dispute with any customer regarding whether the Company's products are compliant, the Company's business, results of operations and financial condition could be materially adversely affected.

     The existence of Year 2000 issues may give rise to legal claims against the Company, notwithstanding standard provisions in the Company's license agreements with its customers disclaiming all express and implied warranties against such defects. Such legal claims could have a materially adverse impact on the Company's business and results of operations.

     The Company is currently reviewing its internal systems, as appropriate, to determine what, if anything, is required to resolve the Year 2000 issue. Although the Company is not aware of any material operational issues of costs associated with its internal systems for the Year 2000, the Company may experience material unanticipated problems and costs caused by undetected errors or defects in the technology used in its internal systems, which include both the Company's software products and third-party software and hardware technology. The Company plans to initiate formal communications with all of its significant suppliers to determine their compliance status.

     Many companies are currently expending significant resources in order to address the Year 2000 issue. Expenditures to address the Year 2000 issue often involve the modification of legacy and other existing software systems rather than the development of new systems. Because of the size of such expenditures, companies may defer or cancel other new software development projects for which such companies might otherwise have purchased products from the Company. Any reductions in the Company's revenues resulting from such the Year 2000 issue could have a material adverse effect on the Company's business, results of operations and financial condition.

     In addition, the Company could be materially adversely affected by costs or complications relating to code changes, testing and implementation for its own systems or similar issues faced by its distributors, suppliers, customers, vendors and the financial service organizations with which the Company interacts. At this time, the Company has not yet determined the cost related to achieving Year 2000 compliance. There can be no assurance that the Company will have the resources to complete a satisfactory review, or to successfully achieve Year 2000 compliance in the near future, or at all, in light of the Company's financial condition and level of staffing.

RISK FACTORS

     The Company has experienced significant losses over the past three fiscal years including the quarter ended September 30, 1998. As a result, the report of the Company's independent auditors on the Company's financial statements for the fiscal year ended March 31, 1998, contains a paragraph stating that there is a substantial doubt as to the ability of the Company to continue as a going concern. In November 1997, the Company took several actions expected to reduce future operating costs and cash flows, including a 15% reduction in headcount, a significant cut in marketing expenses, and the implementation of stringent expense monitoring controls. In October, 1997, the Company raised $1 million in secured debt financing (the "secured debt") from a significant stockholder, which is secured by substantially all of the Company's assets. In April, May, and July 1998, the Company sold convertible Preferred Stock resulting in net proceeds of approximately $1,000,000. In fiscal year 1997 and 1998, and continuing through the first six months of fiscal 1999, operations of the Company have generated negative cash flows. While the Company's management team has taken steps to improve the Company's cash flow and expects there will be additional significant expense and cash flow savings during the second and third quarter of fiscal year 1999, the Company continues to generate a negative cash flow and does not expect to become profitable until the fourth quarter of fiscal 1999, or later. The Company is operating with minimal cash resources and, should the Company continue to experience losses from operations, it will need to seek additional financing. There can be no assurance that the Company will be able to raise additional financing in this time frame on commercially reasonable terms, or at all. If the Company is unsuccessful in raising this capital, the Company may be required to cease operations and declare bankruptcy. Under such circumstances, the Company's secured creditors would have a first claim on all, or substantially all, of the Company's assets. See "Liquidity And Capital Resources" below.

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

     The Company's operating results will also be affected by the volume, mix, and timing of orders received during a period and by conditions in the industries that it serves as well as the general economy. Additionally, the Company operates on a global basis with offices or distributors in Europe, Asia, and Australia as well as North America. Changes in the economies, trade policies, and fluctuations in interest or exchange rates may have an impact on its future financial results. Also, as the Company continues to operate more globally, seasonality may become an increasing factor in its financial performance.

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

     The U.S. Company has recently been sued for copyright infringement. While the Company believes this suit has no merit, there can be no assurance that the Company will be successful in resolving this or any future lawsuits favorably to the Company. If the Company loses any of these judgments, it may be forced to cease operations and declare bankruptcy. Additionally, the U.S. Company has recently negotiated a Workout Plan with its US based unsecured creditors through the Creditors' Committee. Should the U.S. Company default under the terms of the Workout Plan, it may be forced to cease operations and declare bankruptcy.

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

LIQUIDITY AND CAPITAL RESOURCES

     At October 30, 1998, the Company's principal sources of liquidity consisted of cash and equivalents of $83,000, although the Company may, from time to time, have significantly less cash.

     The Company's working capital position improved during the quarter ended September 30, 1998, with a working capital deficit of $1.6 million at September 30, 1998, as compared to $3.0 million at March 31, 1998. Although the Company believes that this working capital deficit will continue to decrease in future quarters as the Company continues to decrease its operating expenses, such as its recent success in termination of its US-based office lease and negotiation with its US-based creditors, there can be no assurance that the Company will be able to significantly improve its working capital position.

     The Company has taken several actions over the past four quarters that it expects will reduce future operating costs. Management expects that there will be significant expense and cash flow savings during the third quarter of fiscal 1999 as compared to the third quarter of fiscal 1998 as a result of these actions.

     The Company does not currently have an established line of credit with a commercial bank. Such a credit facility may be difficult to obtain with the Company's historical operating results.

     The Company currently has an outstanding promissory note of $1,000,000 and accrued interest with a significant stockholder. This debt financing is secured by substantially all the Company's assets and is scheduled to be repaid by December 31, 1998. While the Company expects it will be able to extend the due date of the note, there can be no assurance that it will be able to do so. If the Company is not able to extend the due date of the note it will not be able to pay the amount owed under the note and may be forced to file for bankruptcy protection.

                 OMNIS TECHNOLOGY CORPORATION AND SUBSIDIARIES

PART II. OTHER INFORMATION


ITEM 1. LEGAL PROCEEDINGS

        In March 1998, the Company was sued for copyright infringement. While the Company believes that this suit has no merit, this suit remains unresolved. See "Legal Proceedings" contained in the Company's annual report, Form 10-KSB, for the fiscal year ended March 31, 1998, as filed with the Securities Exchange Commission on June 29, 1998.

        The U.S. Company has reached an agreement with a majority of its unsecured creditors under the Workout Plan to provide for payment of its debts. Under the terms of the Workout Plan, the U.S. Company must make payments to these unsecured creditors at quarterly intervals and the next payment is due December 31, 1998. Legal action by creditors who have agreed to the Workout Plan either has been or will be dismissed, or will at least be put on hold pending performance under the Workout Plan. Typically, these lawsuits have been resolved by way of dismissal or entry of judgment by stipulation or default. As of November 13, the only creditor actions pending against the U.S. Company, that the Company is aware of, are, i) Complaint for Breach of Contract by the EMS Group, in which the parties have requested that the Court take the matter off the active calendar pending performance under the Workout Plan; and ii) Complaint by Miller Freeman, Inc. in which this matter has been settled pursuant to the terms of the Workout Plan and the U.S. Company expects that a stipulation for entry of judgment will be obtained shortly. The claims of all creditors participating in the Workout Plan have been resolved as to amount with the exception of Colonial Pacific Leasing whose first distribution under the Workout Plan is being held in reserve because the claim amount is disputed. Upon resolution of the dispute, the U.S. Company will remit to Colonial Pacific Leasing its pro rata portion of any distribution to creditors under the Workout Plan.

ITEM 2. CHANGES IN SECURITIES AND USE OF PROCEEDS

        In April 1998, the Company agreed to sell up to 126,000 shares of Series A Preferred Stock, at a price of $8.00 per share, to a significant stockholder. Each share of Preferred Stock converts into 10 shares of common stock, has voting and registration rights, is entitled to cumulative dividends of $0.10 per share in preference to common stockholders, and has a preference in liquidation over common stockholders in the amount of $8.00 per share, including all accrued or declared but unpaid dividends, as defined. Concurrent with the execution of that agreement, the Company sold the first 49,826 shares of Series A Preferred Stock, with net proceeds of approximately $400,000. Additionally, the same stockholder purchased 12,456 shares in May 1998, for net proceeds of approximately $100,000. The remaining 62,282 shares were purchased by this stockholder in July, 1998 for net proceeds of approximately $500,000. These proceeds were used to fund the Company's operations. In connection with the sale of Series A Preferred Stock, the Company filed a Form D pursuant to the rules promulgated in the Securities Act of 1993, as amended.

ITEM 3. DEFAULTS UPON SENIOR SECURITIES

        None.

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

        None.

ITEM 5. OTHER INFORMATION

        The Company recently changed its top management team. Kenneth Holmes resigned as Chairman of the Board, Interim Chief Executive Officer, and Chief Financial Officer. Gwyneth Gibbs, formerly Vice President of Research and Development, was named President, interim Chief

        Executive Officer, and interim Chief Financial Officer and Phillip Barrett was named Chairman of the Board.

ITEM 6. Exhibits and Reports on Form 8-K

(a)     Exhibits

        27.1 Financial Data Schedule

(b) No reports on Form 8-K were on filed during the quarter ended September 30, 1998.

                                   SIGNATURES


Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


Date:  November 13, 1998                OMNIS TECHNOLOGY CORPORATION
                                              (Registrant)


                                        /s/ Gwyneth Gibbs
                                        ----------------------------------------
                                        Gwyneth Gibbs
                                        President, interim Chief
                                        Executive Officer, and interim
                                        Chief Financial Officer

                               INDEX TO EXHIBITS


Exhibit
Number              Description
-------             -----------
  27.1              Financial Data Schedule