Form 10QSB
period 1998-12-31
OMNIS TECHNOLOGY CORP
filed 1999-03-09
CIK 820738

                                      DRAFT

                     U.S. SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549


                                   FORM 10-QSB

(Mark One)

[X ] Quarterly Report under Section 13 or 15(d) of the Securities Exchange Act of 1934

         FOR THE QUARTER ENDED DECEMBER 31, 1998

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


Check whether the issuer (1) has filed all reports required to be filed by
Section 13 or 15(d) of the Securities Exchange Act of 1934 during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days: Yes [X] No [ ]


As of December 31, 1998 there were 2,129,205 shares of registrant's Common Stock, $.10 par value, outstanding.

Transitional Small Business Disclosure Format:      Yes [ ] No [X]





                  OMNIS TECHNOLOGY CORPORATION AND SUBSIDIARIES

                                      INDEX

                          PART I. FINANCIAL INFORMATION

                                                                                     Page No.
Item 1.   Financial Statements:

          Condensed Consolidated Balance Sheets -
                 December 31, 1998 and March 31, 1998                                    3

          Condensed Consolidated Statements of Operations -
                 Three and nine months ended December 31, 1998 and 1997                  4

          Condensed Consolidated Statements of Cash Flows -
                 Three and nine months ended December 31, 1998 and 1997                  5

          Notes to Condensed Consolidated Financial Statements                           6

Item 2.   Management's Discussion and Analysis of Financial Condition
                 and Results of Operations                                               7


                             PART II. OTHER INFORMATION

Item 1.   Legal Proceedings                                                             14

Item 2.   Changes in Securities                                                         14

Item 3.   Defaults upon Senior Securities                                               14

Item 4.   Submission of Matters to a Vote of Security Holders                           14

Item 5.   Other Information                                                             15

Item 6.   Exhibits and Reports on Form 8-K                                              15

          Signatures                                                                    16






                                PART I. FINANCIAL INFORMATION

ITEM 1.   Financial Statements

                  OMNIS TECHNOLOGY CORPORATION AND SUBSIDIARIES
                      CONDENSED CONSOLIDATED BALANCE SHEETS

                                     ASSETS


                                                                        December 31, 1998            March 31, 1998
                                                                     -------------------------      -----------------
                                                                           (Unaudited)
Current Assets:
         Cash and equivalents                                              $    127,000              $    242,000
         Trade accounts receivable, less allowance for
                doubtful accounts and returns of $158,732 and
                $161,895, respectively                                          859,000                   602,000
         Inventory                                                               20,000                    74,000
         Other current assets                                                   419,000                   625,000
                                                                           ------------              ------------
              Total current assets                                            1,425,000                 1,543,000
                                                                           ------------              ------------

Property, furniture and equipment, net                                        1,000,000                 1,472,000
Other assets                                                                     10,000                   400,000
                                                                           ------------              ------------

               Total assets                                                $  2,435,000              $  3,415,000
                                                                           ============              ============

                            LIABILITIES AND STOCKHOLDERS' DEFICIENCY

Current Liabilities:
         Accounts payable and accrued liabilities                          $  1,269,000              $  2,387,000
         Current portion of long term debt                                    1,118,000                 1,310,000
         Deferred revenue                                                       531,000                   862,000
                                                                           ------------              ------------
                Total current liabilities                                     2,918,000                 4,559,000
                                                                           ------------              ------------

         Long term debt                                                         957,000                   111,000
                                                                           ------------              ------------

                Total liabilities                                             3,875,000                 4,670,000
                                                                           ------------              ------------

Stockholders' Deficiency:
         Common stock                                                           213,000                   212,000
         Paid-in capital                                                     42,846,000                42,881,000
         Accumulated deficit                                                (44,722,000)              (44,499,000)
         Foreign currency translation adjustment                                223,000                   151,000
                                                                           ------------              ------------
                Total stockholders' deficiency                               (1,440,000)               (1,255,000)
                                                                           ------------              ------------

                Total liabilities and stockholders' deficiency             $  2,435,000              $  3,415,000
                                                                           ============              ============

                  OMNIS TECHNOLOGY CORPORATION AND SUBSIDIARIES

                 CONDENSED CONSOLIDATED STATEMENT OF OPERATIONS

                                   (UNAUDITED)



                                                     Three Months Ended                  Nine Months Ended
                                                         December 31                       December 31
                                                   1998              1997             1998             1997
                                                ------------     ------------     ------------     ------------
Net revenues:
      Products                                  $  1,175,000     $    491,000     $  2,954,000     $  3,432,000
      Services                                       434,000          909,000        1,304,000        3,179,000
                                                ------------     ------------     ------------     ------------

      Total net revenues                           1,609,000        1,400,000        4,258,000        6,611,000

Costs and expenses:
      Cost of product revenues                        67,000          104,000          262,000          376,000
      Cost of service revenues                        96,000          735,000          298,000        2,877,000
      Selling and marketing                          505,000        1,305,000        1,579,000        6,287,000
      Research & development                         360,000          718,000        1,057,000        2,545,000
      General and administrative                     399,000          810,000        2,027,000        2,379,000
                                                ------------     ------------     ------------     ------------

      Total costs and expenses                     1,427,000        3,672,000        5,223,000       14,464,000
                                                ------------     ------------     ------------     ------------

Operating income (loss)                              182,000       (2,272,000)        (965,000)      (7,853,000)
                                                ------------     ------------     ------------     ------------

Other income (expense):
      Interest income                                  2,000            3,000            5,000           80,000
      Interest expense and other, net                (51,000)         (10,000)        (259,000)         (71,000)
                                                ------------     ------------     ------------     ------------
                                                     (49,000)          (7,000)        (254,000)           9,000
                                                ------------     ------------     ------------     ------------

Income (loss) before income taxes                    133,000       (2,279,000)      (1,219,000)      (7,844,000)

Income tax expense                                         0            2,000            4,000           16,000
                                                ------------     ------------     ------------     ------------

      Net income (loss)                         $    133,000     $ (2,281,000)    $ (1,223,000)    $ (7,860,000)
                                                ============     ============     ============     ============

Net income (loss) per common share              $       0.06     $      (1.07)    $      (0.58)    $      (3.77)

Weighted average number of common
      shares outstanding                           2,125,863        2,123,224        2,125,852        2,082,195

Net income (loss) per share -- fully diluted    $       0.05     $      (0.76)    $      (0.44)    $      (2.60)

Number of fully diluted shares                     2,798,366        3,019,765        2,798,366        3,019,765

                  OMNIS TECHNOLOGY CORPORATION AND SUBSIDIARIES

                 CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOW

                                   (UNAUDITED)

                                                                                   Nine Months Ended
                                                                                       December 31
                                                                                1998                   1997
                                                                             -----------           -----------
Cash Flows from Operating Activities:
      Net loss                                                               $(1,223,000)          $(7,860,000)
      Adjustments to reconcile net loss to net cash
      used for operating activities:
             Depreciation and amortization expense                               341,000               543,000
             Legal fees capitalized to stock issuance cost                       (35,000)                 --
             Convertible debenture interest capitalized                             --                 131,000
             Change in assets and liabilities:
                   Trade accounts receivable                                    (257,000)              708,000
                   Inventory                                                      54,000               (63,000)
                   Loss on disposal of property                                   95,000              (326,000)
                   Other assets                                                  596,000              (400,000)
                   Accounts payable and accrued liabilities                   (1,111,000)              778,000
                   Deferred revenue                                             (331,000)              (42,000)
                   Bank overdraft                                               (117,000)               (7,000)
                                                                             -----------           -----------

         Net cash used for operating activities                               (1,988,000)           (6,538,000)
                                                                             -----------           -----------

Cash Flows from Investing Activities:
      Purchases of property, furniture and equipment                             (24,000)             (580,000)
      Proceeds from sale of fixed assets                                          57,000                30,000
                                                                             -----------           -----------

         Net cash provided by investing activities                                33,000              (550,000)
                                                                             -----------           -----------

Cash Flows from Financing Activities:
      Net repayments of line of credit                                              --                    --
      Net proceeds from preferred stock issuance                               1,000,000                  --
      Net proceeds from stock issuance                                             1,000                71,000
      Net proceeds from issuance of debt                                         764,000             1,186,000
                                                                             -----------           -----------

         Net cash provided by financing activities                             1,765,000             1,257,000
                                                                             -----------           -----------

Effect of Exchange Rate Changes on Cash                                           75,000              (115,000)

Net decrease in cash and equivalents                                            (115,000)           (5,946,000)
Cash and equivalents at beginning of period                                      242,000             6,150,000
                                                                             -----------           -----------

Cash and Equivalents at end of period                                        $   127,000           $   204,000
                                                                             ===========           ===========


NON CASH INVESTING AND FINANCING ACTIVITIES
Conversion of convertible subordinated debentures into common stock          $      --             $ 1,880,000
                                                                             ===========           ===========

                  OMNIS TECHNOLOGY CORPORATION AND SUBSIDIARIES

                     NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

1. The unaudited financial information furnished herein reflects all adjustments, consisting only of normal recurring items, which in the opinion of management are necessary to fairly state the Company's financial position, the results of its operations and the changes in its financial position for the periods presented. These financial statements should be read in conjunction with the Company's audited financial statements for the year ended March 31, 1998. The results of operations for the period ended December 31, 1998 are not necessarily indicative of results to be expected for any other interim period or the fiscal year ending March 31, 1999.

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

3. In October 1997, the Company closed an interim debt financing of $1,000,000 with a significant stockholder. This debt financing is secured by substantially all the Company's assets and is scheduled to be repaid by March 31, 1999. See "Management's Discussion and Analysis of Financial Condition and Results of Operations--Overview."

4. In April 1998, the Company agreed to sell up to 126,000 shares of Series A Preferred Stock, at a price of $8.00 per share, to a significant stockholder. Each share of Preferred Stock converts into 10 shares of common stock, has voting and registration rights, is entitled to cumulative dividends of $0.10 per share in preference to common stockholders, and has a preference in liquidation over common stockholders in the amount of $8.00 per share, including all accrued or declared but unpaid dividends, as defined. Concurrent with the execution of that agreement, the Company sold the first 49,826 shares of Series A Preferred Stock, with net proceeds of approximately $400,000. Additionally, the same stockholder purchased 12,456 shares in May 1998 for net proceeds of approximately $100,000. The remaining 62,282 shares were purchased by this stockholder in July, 1998 for net proceeds of approximately $500,000. These proceeds have been used to fund the Company's operations. On December 31, 1998, 124,564 shares of these Preferred Stock was redeemed by the Company for an aggregate price of $100 (or $.0008 per share). Difference on the issue price and reacquisition price remain in the equity section of the Company's balance sheet as part of accumulated deficit.

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

         OMNIS Technology Corporation has experienced significant losses in each of the past three years, although the Company is showing a small profit in the quarter ended December 31, 1998. As a result of this and other factors, the Company has expended a significant amount of cash resources during the last three years. The Company raised $1 million through a private debt financing in October 1997 and raised $1 million in Preferred Stock from a significant stockholder, all of which has been used to fund the Company's operations. The Company currently relies upon collections from accounts receivable and has very little available cash and has no reserves in the event operations do not produce needed resources to fund operations and repay the debt.

         As of February 22, 1999, the Company entered into a letter of intent (the "Letter of Intent") with a significant shareholder and certain members of the current Board of Directors (collectively, the "New Investors") to provide additional capital for the Company and to restructure certain debt of the Company. The Letter of Intent provides, among other things, that approximately 7,400,000 shares of common stock of the Company will be issued at a price of $0.25 per share. The exact terms and conditions of the agreement are still subject to negotiation between the parties but will include terms, conditions and obligations which are typical and customary of such transactions.

         There is no assurance that the contemplated financing will be consummated or that in the event it is not, that another financing source could be obtained on the same or similar terms. If the Company is unsuccessful in raising additional capital when needed, the Company may be required to cease operations and its secured creditors would have a first claim on substantially all of the Company's assets.

         The Company has negotiated a repayment plan with a creditor committee (the "Creditor Committee") representing the majority of its U.S.-based unsecured creditors relating to past debts owed by the Company ("Workout Plan"). Under the terms of the Workout Plan, creditors which have agreed to the Workout Plan and who have begun legal actions must dismiss their lawsuits. Creditors who have not agreed to the Workout Plan as proposed may, at their option, continue to seek payment from the Company individually, or may join the Workout Plan at a later date. A significant percentage of the Company's creditors were paid off upon finalization of the Workout Plan. The remaining balance of the participants in the Workout Plan were paid an aggregate of approximately $70,000 on their approximately $400,000 in claims. The Company's next scheduled payment was made on December 31, 1998, and will be due quarterly thereafter. If the Company should not be able to meet these repayments in future periods, the Company will be in default under the Workout Plan and the Creditor Committee may terminate the Workout Plan. Accordingly, in the event of such a breach, there is a significant risk that the Company's creditors could force the Company to file for bankruptcy protection.

         During the past year, the Company has significantly reduced its headcount in attempts to reduce operating costs. During the quarter ending December 31, 1998, the Company's worldwide headcount remained relatively constant, and the Company has no plans significantly to increase headcount in the near term.


                              RESULTS OF OPERATIONS

      THREE AND NINE MONTHS ENDED DECEMBER 31, 1998, AND DECEMBER 31, 1997

REVENUES

         Total net revenues for the three months ended December 31, 1998 were $1,609,000, representing an increase of 15% as compared to total net revenues of $1,400,000 for the three months ended December 31, 1997. Total net revenues for the nine months ended December 31, 1998 were $4,258,000, representing a decrease of 36% as compared to total net revenues of $6,611,000 for the nine months ended December 31, 1997. This decrease is due primarily to the reduction in service revenues, particularly as a result of the Company's decision made in 1997 to reduce its emphasis on consulting service in order to reduce conflicts with certain of its channel partners.

         Product revenues increased during the three months ended December 31, 1998 to $1,175,000 from $491,000 in the three months ended December 31, 1997. Product revenues decreased during the nine months ended December 31, 1998 to $2,954,000 from $3,432,000 in the nine months ended December 31, 1997. This decrease is mainly due to the Company's reduction in sales workforce in the past year. During the three and nine months ending December 31, 1998, product revenues represented 73% and 69% of total net revenues as compared to 35% and 52% of total net revenues during the same three and nine month periods in the prior year.

         Service revenues for the three months ended December 31, 1998 decreased 52% to $434,000 from $909,000 for the three months ended December 31, 1997. Service revenues for the nine months ended December 31, 1998, decreased 59% to $1,304,000 from $3,179,000 for the nine months ended December 31, 1997. The majority of this decrease is due to the Company's decision to de-emphasize its consulting offerings. The Company expects service revenues related to consulting projects to continue to decrease in future periods as it focuses on higher margin product related revenue and shifts consulting opportunities to its external partners.

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

         Cost of product revenues as a percentage of product revenues decreased to 6% in the three months ended December 31, 1998 compared to a percentage of 21% for the three months ended December 31, 1997. Cost of product revenues as a percentage of product revenues decreased slightly from 11% in the nine months ended December 31, 1997 to 9% in the nine months ended December 31, 1998.

         Cost of service revenues decreased as a percentage of service revenues from 81% in the three months ended December 31, 1997 to 22% in the three months ended December 31, 1998. Cost of service revenues decreased as a percentage of service revenues from 91% in the nine months ended December 31, 1997 to 23% in the nine months ended December 31, 1998. This decrease was primarily due to a significant reduction in headcount in the consulting division, resulting in significantly better utilization of the Company's consulting resources. Currently the Company retains very few consultants and the Company's remaining consultants are typically fully utilized. In addition, the Company has very little, if any, management specific to the consulting division, thereby reducing overhead costs. Additionally, the Company's technical support group continues to generate favorable gross margins, and represents the majority of the related revenues and costs within service revenues.

SALES AND MARKETING EXPENSE

         Sales expenses decreased to $421,000 for the three months ended December 31, 1998 as compared to $898,000 for the three months ended December 31, 1997. Sales expenses decreased to $1,253,000 for the nine months ended December 31, 1998, as compared to $2,968,000 for the nine months ended December 31, 1997. The decrease in sales expenses was primarily due to decreases in headcount. In the third quarter of fiscal 1998, the Company had a reduction-in-force which included a significant number of sales related employees. The Company has no plans to significantly replace this headcount in the near term.

         Marketing expenses for the three months ended December 31, 1998 were $84,000 as compared to $407,000 for the three months ended December 31, 1997. Marketing expenses for the nine months ended December 31, 1998, were $327,000, as compared to $3,319,000 for the nine months ended December 31, 1997. This decrease in marketing expense was primarily due to a reduction of costs associated with the reduction in Company's lead generation effort, including trade shows and advertising, in the three and nine months ended December 31, 1998 as compared to the three and nine months ended December 31, 1997 as well as the absence of start-up costs associated with the introduction of new products and public relations costs which the Company incurred during the three and nine months ended December 31, 1997. In the third quarter of fiscal 1998, the Company had a reduction-in-force which included a significant number of marketing related employees. The Company expects modest increases in marketing expenses during future periods as it rebuilds its marketing efforts towards its past and present customer base with partner focused programs designed to acquire new customers.

RESEARCH AND DEVELOPMENT EXPENSE

         Research and development costs decreased to $360,000 for the three months ended December 31, 1998 as compared to $718,000 for the three months ended December 31, 1997, primarily due to decreased headcount in its U.S. based operations. Research and development costs decreased to $1,057,000 for the nine months ended December 31, 1998, as compared to $2,545,000 for the nine months ended December 31, 1997, also primarily due to decreased headcount in its U.S. based operations. The Company has streamlined its development resources, eliminating projects that do not relate to its core technologies and projects for which the Company can not forecast revenues in the near future or at all. Additionally the Company consolidated its development team in its development facility in the U.K. The Company continues to invest in the development of its newer product line, OMNIS Studio, aimed at sales opportunities that the Company believes will expand its installed base of customers.

GENERAL AND ADMINISTRATIVE EXPENSE

         General and administrative expenses decreased to $399,000 for the three months ended December 31, 1998 as compared to $810,000 for the three months ended December 31, 1997. General and administrative expenses decreased to $2,027,000 for the nine months ended December 31, 1998 as compared to 2,379,000 for the nine months ended December 31, 1997. The Company has relocated its headquarters to San Carlos, California, which has reduced lease-associated expense and expenditure of cash by $150,000 per quarter. Additionally the Company recognized a write-off related to the disposal of lease-hold improvements of the San Bruno office and other office equipment, resulting in a non-recurring charge of $78,000 during the quarter ended September 30, 1998. The Company is continuing its efforts to reduce its operating expenses where possible, including general and administrative expenses.

OTHER INCOME (EXPENSE)

         Other income (expense) is comprised primarily of interest income earned on cash and cash equivalents, interest expense, and any gain or loss on foreign currency transactions. Interest income decreased to $2,000 and $5,000 for the three and nine months ended December 31, 1998, respectively, from $3,000 and $80,000 for the three and nine months ended December 31, 1997 respectively, primarily due to lower average balances of cash and cash equivalents. Interest and other net expense increased to $55,000 for the three months ended December 31, 1998, from $26,000 for the three months ended December 31, 1997, and $169,000 for the nine months ended December 31, 1998 compared to $90,000 for the nine months ended December 31, 1997.

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

RISK FACTORS

         The Company has experienced significant losses over the past three fiscal years. As a result, the report of the Company's independent auditors on the Company's financial statements for the fiscal year ended March 31, 1998, contains a paragraph stating that there is a substantial doubt as to the ability of the Company to continue as a going concern. In November 1997, the Company took several actions expected to reduce future operating costs and cash flows, including a 15% reduction in headcount, a significant cut in marketing expenses, and the implementation of stringent expense monitoring controls. In October, 1997, the Company raised $1 million in secured debt financing (the "secured debt") from a significant stockholder, which is secured by substantially all of the Company's assets. In April, May, and July 1998, the Company sold convertible Preferred Stock resulting in net proceeds of approximately $1,000,000. All these 126,000 shares of Series A Preferred Stock were purchased by the Company in December 1998 at a purchase price of $100. In fiscal year 1997 and 1998, and continuing through the first six months of fiscal 1999, operations of the Company have generated negative cash flows. The Company's management team has taken steps to improve the Company's cash flow and the Company is showing a small profit in the third quarter of fiscal 1999. While the Company hopes to continue to be profitable in the next and later quarters, there can be no assurance that this will be the case. The Company is operating with minimal cash resources and, should the Company continue to experience losses from operations, it will need to seek additional financing. There can be no assurance that the Company will be able to raise additional financing in this time frame on commercially reasonable terms, or at all. If the Company is unsuccessful in raising this capital, the Company may be required to cease operations and declare bankruptcy. Under such circumstances, the Company's secured creditors would have a first claim on all, or substantially all, of the Company's assets. See "Liquidity And Capital Resources" below.

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

         In 1998, the Company announced a reduction in certain portions of its pricing structure for fiscal year 1999 and beyond. There is no guarantee that this reduction in price will lead to increased unit volume or other additional revenue streams to replace this lost revenue, which could lead to a significant cash flow strain on the core operations of the Company. Additionally, the Company is relying on increased revenues related to its new product line, which have not generated revenues as originally projected by the Company. There is no assurance that this product line will generate the revenues needed to sustain the Company in future periods. The Company has committed to decreasing sales conflicts with its partners particularly in the service revenue area and has already taken a number of steps in this regard. This has had and will continue to have a negative effect on service revenues as compared to previous quarters and years. There can be no guarantee that the Company will be able to replace the decreasing service revenues with new product revenues.

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

LIQUIDITY AND CAPITAL RESOURCES

         At December 31, 1998, the Company's principal sources of liquidity consisted of cash and equivalents of $127,000, although the Company may, from time to time, have significantly less cash.

         The Company has taken several actions over the past four quarters that it expects will reduce future operating costs. Management expects that there will be expense and cash flow savings during the fourth quarter of fiscal 1999 as compared to the fourth quarter of fiscal 1998 as a result of these actions.

         The Company does not currently have an established line of credit with a commercial bank. Such a credit facility may be difficult to obtain with the Company's historical operating results.

         The Company currently has an outstanding promissory note of $1,000,000 and accrued interest with a significant stockholder. This debt financing is secured by substantially all the Company's assets and is scheduled to be repaid by March 31, 1999. While the Company expects it will be able to extend the due date of the note, there can be no assurance that it will be able to do so. If the Company is not able to extend the due date of the note it will not be able to pay the amount owed under the note and may be forced to file for bankruptcy protection.

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

         The Company has reached an agreement with a group of its creditors and in an attempt to resolve its debts with unsecured creditors. Under the terms of this agreement, the Company must make payments to the creditors on quarterly intervals, and the next payment is due March. 31, 1999. Under the terms of this agreement, any creditors with pending litigation must dismiss their lawsuits upon the agreement's effective date, which was late August 1998. As of November 10, all of the Company's creditors have dismissed their lawsuits.

ITEM 2.  CHANGES IN SECURITIES AND USE OF PROCEEDS

         In April 1998, the Company agreed to sell up to 126,000 shares of Series A Preferred Stock, at a price of $8.00 per share, to a significant stockholder. Each share of Preferred Stock converts into 10 shares of common stock, has voting and registration rights, is entitled to cumulative dividends of $0.10 per share in preference to common stockholders, and has a preference in liquidation over common stockholders in the amount of $8.00 per share, including all accrued or declared but unpaid dividends, as defined. Concurrent with the execution of that agreement, the Company sold the first 49,826 shares of Series A Preferred Stock, with net proceeds of approximately $400,000. Additionally, the same stockholder purchased 12,456 shares in May 1998, for net proceeds of approximately $100,000. The remaining 62,282 shares were purchased by this stockholder in July, 1998 for net proceeds of approximately $500,000. These proceeds were used to fund the Company's operations. In connection with the sale of Series A Preferred Stock, the Company filed a Form D pursuant to the rules promulgated in the Securities Act of 1993, as amended. All 124,564 outstanding shares of Series A Preferred Stock were purchased by the Company in December 1998 at a purchase price of $100 (or $.0008 per share). In connection with the purchase of the Series A Preferred Stock, the Company filed a Form 8-K pursuant to the rules promulgated in the Securities Act of 1993, as amended.

ITEM 3.  DEFAULTS UPON SENIOR SECURITIES

         None.

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

         None.

ITEM 5.  OTHER INFORMATION

         Kevin Doyle, who was appointed Vice President of Marketing in April 1998 left the Company in January 1999.



ITEM 6.  Exhibits and Reports on Form 8-K

(a)      Exhibits

         27.1     Financial Data Schedule

(b)      Reports on Form 8-K


The Company filed an 8-K report on November 12 1998, relating to Changes in the Company's Certifying Accountant.

The Company filed a further 8-K report on January 15 1999, regarding the purchase of the outstanding shares of Series A Preferred Stock.

                                   SIGNATURES


Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.




Date:March 9, 1999                         OMNIS TECHNOLOGY CORPORATION
                                                  (Registrant)


                                                /s/ Gwyneth Gibbs
                                            --------------------------
                                                   Gwyneth Gibbs
                                             President, interim Chief
                                           Executive Officer, and interim
                                              Chief Financial Officer

                                  EXHIBIT INDEX

     EXHIBIT
       NO.
     -------
      27.1        Financial Data Schedule