Form 10KSB
period 1999-03-31
OMNIS TECHNOLOGY CORP
filed 1999-07-07
CIK 820738

                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                   FORM 10-KSB


(Mark One)

[X] Annual report pursuant to Section 13 or 15(d) of the Securities and Exchange Act of 1934 for the fiscal year ended March 31, 1999

[ ] Transition report pursuant to Section 13 or 15(d) of the Securities and Exchange Act of 1934 for the transition period From ________ to ________

                           COMMISSION FILE NO. 0-16449

                          OMNIS TECHNOLOGY CORPORATION
             (Exact name of registrant as specified in its charter)

        Delaware             981 Industrial Blvd Bldg. B          94-3046892
(STATE OF INCORPORATION)      San Carlos, CA 94070-4117        (I.R.S.EMPLOYER
                          (ADDRESS OF PRINCIPAL EXECUTIVE    IDENTIFICATION NO.)
                             OFFICES INCLUDING ZIP CODE)
                                 (650) 632-7100
               REGISTRANT'S TELEPHONE NUMBER, INCLUDING AREA CODE

--------------------------------------------------------------------------------
        Securities registered pursuant to Section 12(b) of the Act: None

           Securities registered pursuant to Section 12(g) of the Act:

                          Common Stock, $.10 par value
--------------------------------------------------------------------------------

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

Issuer's revenues for its most recent fiscal year:   $ 5,858,624

The aggregate market value of the voting stock held by non-affiliates was $4,383,034 as of July 1, 1999, based on the last sales price reported for such date.

As of July 1, 1999, the registrant had 9,679,829 shares of its Common Stock outstanding and 300,000 shares of its Series A Convertible Preferred Stock outstanding.

                      DOCUMENTS INCORPORATED BY REFERENCE:

Portions of the Company's 1999 Proxy Statement to be filed not later than 120 days after the close of the fiscal year are incorporated in Part III of this Form 10-KSB.

    Transitional Small Business Disclosure Format (check one): [ ] Yes [X] No

                                     PART I

THIS ANNUAL REPORT ON FORM 10-KSB INCLUDES A NUMBER OF FORWARD-LOOKING STATEMENTS THAT REFLECT THE COMPANY'S CURRENT VIEWS WITH RESPECT TO FUTURE EVENTS AND FINANCIAL PERFORMANCE. THESE FORWARD-LOOKING STATEMENTS ARE SUBJECT TO CERTAIN RISKS AND UNCERTAINTIES, INCLUDING THOSE DISCUSSED IN "MANAGEMENT'S DISCUSSIONS AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS," BELOW THAT COULD CAUSE ACTUAL RESULTS TO DIFFER MATERIALLY FROM HISTORICAL RESULTS OR ANTICIPATED RESULTS.


ITEM 1.  BUSINESS

THE COMPANY


            "We shape our tools, and thereafter our tools shape us."

                                    Marshall McLuhan, Understanding Media (1964)


        OMNIS Technology Corporation, a Delaware corporation (the "Company" or "OMNIS"), through its operating subsidiaries, OMNIS Software Inc., a California corporation, OMNIS Holdings Limited and OMNIS Software Limited, limited liability companies organized under the laws of England, and OMNIS Software GmbH, a German corporation, develops and markets software application development tools and related technical services. The main products developed and marketed by the Company are the OMNIS 7(3) client/server application development software group of products, and the more advanced OMNIS Studio rapid application development (RAD) tool. OMNIS Studio enables the independent or team-based developer to develop and deploy business applications for companies that access all leading server databases and ODBC-compliant databases. These products are used by independent developers, system integrators, value added resellers (VARs) and enterprises to deliver custom information management applications for a wide range of uses including financial management, decision support, executive information, sales and marketing, and multi-media authoring systems. In addition to these products, the Company provides technical support and training to assist its users in planning, analyzing, implementing and maintaining application software based on our proprietary technology. The Company is in the process of reducing the professional and technical services component of its business and is concentrating its efforts on the development and marketing of software products.

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

        In September 1997, the Company's stockholders approved a 1-for-10 reverse stock split of all the outstanding stock of the Company. All share and per share amounts herein reflect that stock split. In September 1998 the Company's stockholders approved an amendment to the Certificate of Incorporation of the Company to increase the number of authorized shares of Common Stock of the Company from 4,000,000 shares to 20,000,000 shares. In December 1998 all of the then issued and outstanding shares of the Series A Preferred Stock of the Company was repurchased by the Company from Astoria Capital Partners, L.P. The Certificate of Amendment of the Certificate of Incorporation of the Company effectuating the increase of the number of authorized shares of Common Stock to 20,000,000 shares was filed with the Delaware Secretary of State on February 9, 1999. The Certificate Regarding Series A Preferred Stock of the Omnis Technology Corporation was filed with the Delaware Secretary of State on February 25, 1999, eliminating the class of Series A Preferred Stock then in effect.

        In March 1999 the Board of Directors of the Company authorized the issuance of 300,000 shares of a new Series A Convertible Preferred Stock. On March 31, 1999 the Company filed with the Secretary of State of Delaware a Certificate of Designations setting forth the rights, preferences and privileges of such stock.

STOCK PLANS

        WARRANTS. Under the Company's 1993 Directors' Warrant Plan (the "Directors Plan"), warrants to purchase shares of common stock have been granted to outside directors. The Company originally reserved 40,000 shares of common stock for issuance under the Directors Plan. In September, 1998, stockholders of the Company amended the Directors Plan to increase the number of shares reserved for issuance to 300,000 shares.

        Under the Company's 1993 Advisors' Warrant Plan (the "Advisors Plan"), warrants to purchase shares of common stock have been granted to advisors; under the Advisors' Plan, such warrants terminated sixty (60) days after an advisor ceased to be an Advisor to the Company. The Company originally reserved 12,000 shares of common stock for issuance under the Advisors Plan. In September, 1998, stockholders of the Company amended the Advisors Plan to increase the number of shares reserved for issuance to 100,000 shares.

        In connection with the issuance of convertible debentures in 1995, 1996 and 1997, the Company granted certain additional warrants to purchase shares of common stock. The warrants expire at various dates between 1999 and 2002.

        STOCK PURCHASE PLAN. In 1994 the Company adopted its 1994 Employee Stock Purchase Plan (the "Purchase Plan") to allow its employees to purchase shares of the Company's common stock through payroll deductions under the Purchase Plan. The Company originally reserved 22,500 shares of common stock for issuance under the Purchase Plan. In September, 1997, stockholders of the Company amended the Purchase Plan to increase the number of shares reserved for issuance to 40,000 shares. In September, 1998, stockholders of the Company amended the Purchase Plan to increase the number of shares reserved for issuance to 250,000 shares.

       STOCK OPTION PLANS. The Company has employee stock options outstanding under three different stock option plans. Under the Company's Amended and Restated 1987 Stock Option Plan (the "1987 Plan"), incentive stock options to purchase shares of common stock were granted to directors, officers, key employees and consultants. The 1987 Plan had a ten year term which expired in 1997. Options granted and outstanding under the 1987 Plan remain in force until exercised by the holder, terminated as a result of the holder terminating employment, or the term expires or otherwise terminates under the terms of the 1987 Plan.

        In anticipation of the termination of the 1987 Plan, stockholders of the Company approved the 1996 Stock Option Plan (the "1996 Plan") for either non-qualified or incentive stock options. Generally options under the 1996 Plan vest over a four year period. The Company originally reserved 45,000 shares of common stock for issuance under the 1996 Plan. In September, 1997, stockholders of the Company amended the Plan to increase the number of shares reserved for issuance to 130,000 shares. In September, 1998, stockholders of the Company amended the 1996 Plan to increase the number of shares reserved for issuance to 600,000 shares.

        In April 1999, the Board of Directors determined that it was in the best interests of the Company to adopt the Omnis Technology Corporation 1999 Stock Option Plan (the "1999 Plan") to consolidate options to be issued to directors, officers, key employees and consultants under a single option plan and to terminate the Directors Plan, the Advisors Plan and the 1996 Plan, except as to warrants and options then issued and outstanding under such plans. The 1999 Plan was adopted by the Board of Directors and 1,500,000 shares of the common stock of the Company were reserved for issuance under the 1999 Plan. The Board of Directors plans to present the 1999 Plan for approval to the stockholders of the Company at their 1999 annual meeting. Subject to the approval of the stockholders, in April 1999 the Company granted incentive stock options to its employees to acquire a total of 411,000 shares of the common stock of the Company at an exercise price of $1.02 per share, with the right to exercise such options vesting over a three-year period.

RECENT DEVELOPMENTS

        Fiscal 1999 was a year of change and consolidation for OMNIS. At the beginning of the year the financial difficulties resulting from the losses incurred by the Company in fiscal year 1998 dictated a rigorous cost cutting policy. The Company's new management team has taken steps to improve the Company's cash flow through more aggressive marketing of its products; more focused research and development expenditures on products that have a shorter return or "payback" period; improvement of operational efficiencies; and a significant reduction in operating expenses. With these improvements the Company reduced cash used in operations from $6,180,000 in fiscal year 1998 to $2,514,000 in fiscal year 1999.

        At March 31, 1999, the Company had stockholders' equity of $1,262,000 and working capital of $390,000, both significant improvements over stockholders' deficit and negative working capital of $1,255,000 and $3,016,000, respectively, at March 31, 1998. In addition to the substantial reduction in operating expenses and refocused development and marketing efforts, the improved financial performance resulted principally from (1) substantial changes in the ownership and management of the Company; (2) the raising of $1.2 million to settle all past due claims of creditors and provide working capital; and (3) issuance of common and preferred stock in exchange for debt and accrued interest of $1.1 million. These changes, among others, resulted in the Company returning to profitability in the third and fourth quarters of fiscal 1999.

        The Company had formed a committee of its creditors (the "Creditor Committee") in February 1998 to structure a workout agreement pursuant to which the Company would repay its creditors over time, with the objective of avoiding further litigation or formal bankruptcy proceedings; and a workout agreement was entered into in June 1998. The Company began repayment to the creditors in the quarter ending September 30, 1998 and fully repaid such creditors by March 31, 1999.

        In October, 1997, the Company had raised $1 million in secured debt financing from Astoria Capital Partners, L.P. ("Astoria"), a significant stockholder of the Company, which was secured by substantially all of the assets of the Company. In April 1998, the Company also agreed to sell up to 126,000 shares of Series A preferred stock of the Company to Astoria at a price of $8.00 per share. Under the share purchase agreement Astoria had the right to purchase the shares at its option at any time prior to October 1, 1998. Under the agreement each share of preferred stock was convertible into 10 shares of common stock. Between April 1 and October 1, 1998, Astoria purchased a total of 124,564 shares of Series A Preferred Stock from the Company pursuant to the share purchase agreement. The proceeds from these purchases were used by the Company to fund its general operations. On December 31, 1998, the Company repurchased the 124,564 shares of Series A Preferred Stock from Astoria for an aggregate purchase price of $100 (or $.0008 per share). The Certificate Regarding Series A Preferred Stock of the Omnis Technology Corporation was filed with the Delaware Secretary of State on February 25, 1999, eliminating the class of Series A Preferred Stock then in effect.

        In order to increase the capital of the Company to obtain additional working capital and to eliminate its principal indebtedness, on March 19, 1999 the Board of Directors of the Company authorized the issuance of 300,000 shares of a new Series A Convertible Preferred Stock (the "Preferred Shares") and 7,600,000 shares of common stock of the Company (the "Common Shares") (collectively the Preferred Shares and the Common Shares shall be referred to as the "Shares"). The Restated Articles of Incorporation of the Company vest in the Board of Directors the authority to issue such Shares. On March 31, 1999 the Company filed with the Secretary of State of Delaware a Certificate of Designations setting forth the rights, preferences and privileges of the new Preferred Stock. Pursuant to the terms of a Letter of Intent entered into by and between the subject parties as of February 22, 1999, on March 31, 1999 the Company entered into a series of stock purchase agreements with Astoria Capital Partners, L.P., Gwyneth Gibbs, president of the Company, and certain members of the Board of Directors or their affiliates.

        Under the terms of a stock purchase agreement with Astoria, the Company agreed to issue and Astoria agreed to purchase 300,000 Preferred Shares at a purchase price of $1.6667 per share for an aggregate Preferred Share purchase price of $500,000; and to purchase 2,543,344 Common Shares at a purchase price of $0.25 per share for an aggregate Common Share purchase price of $635,836 (collectively the "Astoria Shares"). The consideration for the Astoria Shares was the cancellation of the 1997 secured indebtedness of the Company to Astoria. The stock purchase agreement grants certain registration rights and rights of first refusal to Astoria. The Company also entered into a separate Common Stock Purchase Agreement with Astoria pursuant to which Astoria purchased an additional 1,000,000 Common Shares at a price of $0.25 per share for an aggregate cash purchase price of $250,000. The Common Stock Purchase Agreement also grants certain registration rights and rights of first refusal to Astoria.

        Pursuant to the terms of stock purchase agreements entered into with certain members of the Board of Directors, including Mrs. Gibbs (the "Board of Directors Agreements"), the Company also agreed to issue an additional 4,000,000 Common Shares in the aggregate at a price of $0.25 per share, for aggregate purchase price of $1,000,000. The Board of Directors Agreements do not grant any registration rights or rights of first refusal to the parties. These transactions were approved by the disinterested directors of the Company pursuant to Delaware law.

        The proceeds from the sale of the Common Shares to the Board of Directors was primarily used to satisfy the entire indebtedness owed to the Omnis Class 2 Creditors pursuant to the 1998 workout agreement previously entered into between the Company and such creditors. The $250,000 in proceeds from the sale of the 1,000,000 Common Shares to Astoria will be used for Company working capital purposes, primarily to enhance and expand its sales and marketing activities. The major sales and marketing event being currently planned for the Company is a significant presence at the Linux World exhibition in San Jose, California in August 1999.

        In April 1999, the Board of Directors adopted the Omnis Technology Corporation 1999 Stock Option Plan (the "1999 Plan") in order to consolidate options to be issued to directors, officers, key employees and consultants under a single option plan and to terminate prior stock plans. The 1999 Plan was adopted by the Board of Directors and 1,500,000 shares of the common stock of the Company were reserved for issuance under the Plan. The Board of Directors will present the 1999 Plan for approval to the stockholders of the Company at their annual meeting. Subject to stockholder approval, in April 1999 the Company granted incentive stock options to its employees to acquire a total of 411,000 shares of the common stock of the Company at an exercise price of $1.02 per share, with the right to exercise such options vesting over a three-year period.

KEY MANAGEMENT CHANGES

        During the first half of fiscal year 1998-1999, the Chief Financial Officer of the Company, Mr. Kenneth Holmes, held the position of interim Chief Executive Officer and Chairman of the Board. Mr. Holmes left the Company in October 1998 citing time constraints and to pursue other interests, and the then Vice President of Research and Development, Mrs. Gwyneth Gibbs, was appointed President and interim Chief Executive Officer. In January 1999 Mr. Kevin Doyle, the Vice President of Marketing, left the Company to pursue other interests.

        In July 1998 Mr. David Colby and Mr. William Konrad resigned from the Board of Directors stating time constraints with other business interests were too demanding to permit them to serve as active directors of the Company. At that time the Board of Directors appointed Mr. Philip Barrett, Mr. Gerald Chew, Mr. Douglas Marshall and Mr. Geoffrey Wagner to serve on as directors of the Company. Mr. Kenneth Holmes then resigned from the Board of Directors in October 1998 in connection with his departure from the Company. Mr. Richard Hanschen was appointed Chairman of the Board at that time. Mr. Hanschen then resigned as the Chairman of the Board and as a director of the Company in December 1998. At that time Mr. Philip Barrett was appointed Chairman of the Board. Mrs. Gwyneth Gibbs, the President and interim Chief Executive Officer of the Company, was appointed as an additional director of the Company in February 1999.

        The members of the Board of Directors of the Company as of March 31, 1999 and currently are Mr. Philip Barrett, Mr. Gerald Chew, Mrs. Gwyneth Gibbs, Mr. Douglas Marshall and Mr. Geoffrey Wagner.

        In February 1999 the Board of Directors appointed a Compensation Committee and an Audit Committee of the Board. The Compensation Committee is generally responsible for evaluating and recommending to the Board of Directors of the Company the granting of stock options to employees, including officers, and other eligible persons, and the setting of compensation for the executive officers of the Company. The executive officers of the Company have been delegated the responsibility of administering compensation programs (other than stock based) for the other employees of the Company, subject to overall budget review and approval by the Board of Directors. Messrs. Chew and Marshall are the members of the Compensation Committee. The Audit Committee is generally responsible for recommending engagement of the Company's independent public accountants and is generally responsible for approving the services performed by such independent public accountants and for reviewing and evaluating the Company's accounting principles and its system of internal accounting controls. Messrs. Barrett and Wagner are the members of the Audit Committee.

        On November 10, 1998 the independent public accounting firm of Deloitte & Touche LLP resigned as the independent public accountants of the Company. On March 15, 1999 the independent public accounting firm of Grant Thornton LLP, the United States member firm of Grant Thornton International, was engaged as the independent public accountants of the Company. During the 1999 fiscal year the law firm of Wilson, Sonsini, Goodrich & Rosati also withdrew as legal counsel for the Company. The law firm of Landels Ripley & Diamond, LLP of San Francisco has since been retained as general legal counsel for the Company; and the law firm of Finnegan, Henderson, Farabow, Garret & Dunner, LLP of Washington, D.C. and Palo Alto, California has been retained as patent counsel for the Company.

INDUSTRY BACKGROUND

EVOLUTION OF CLIENT/SERVER COMPUTING

        The evolution of computing has been characterized by several distinct stages. In the 1970s, mainframe and minicomputer systems with character-oriented user terminals emerged as the principal structure for enterprise computing. This was followed in the 1980s by the introduction of personal computers and workstations which primarily addressed personal productivity applications such as word processing and spreadsheets. In the late 1980s local and enterprise-wide networks connecting these desktop systems became increasingly prevalent, initially for accessing file storage archives (file servers) and electronic mail communications.

        Building on this infrastructure, client/server computing emerged as an important new architecture for corporate computing in the early 1990s. In the client/server computing model, application software is divided into two components: a "client" handling functions such as the user interface, local data storage, manipulation and presentation, and a "server" handling tasks such as data management and access, storage, and retrieval for multiple clients. Generally the client software runs in a single-user desktop system, while the server operates utilizing a shared mainframe, minicomputer or workstation, and messages linking client and server are exchanged through connecting networks. In the last several years the Internet has become a new alternative for the dissemination and collection of information, with clients accessing data using applications known as "browsers".

        The adoption of the client/server model by large enterprises has created a strong market for application development tools to develop custom computer programs for use in internal client/server environments and across the Internet. The demand is to maximize the function and scalability of developed applications and their rapid deployment throughout the business, while at the same time reducing application development times and using finite software development resources.

        Software development tools based on object-oriented programming models are generally recognized as the most efficient solution to enterprise application development. Object-oriented programming languages aggregate functions and data into classes and objects. Object-based application development tools then provide a set of software components and libraries for the creation and storage and manipulation of objects in the relevant programming language. This structure enables re-use of the software in the development of other applications. By contrast traditional non-object or imperative mode programming models require the developer to "start from scratch" with each new application, which is extremely inefficient.

        The demand is also strong for "crossware" applications, or software applications that can operate across the Internet with a wide variety of systems or platforms (such as Windows, Windows NT, Macintosh and Linux), databases (such as Oracle, Informix and Sybase), object types built with standard and custom object languages, and component formats (such as Java Beans from JavaSoft and ActiveX from Microsoft Corporation).

OMNIS STRATEGY AND PRODUCTS

        The Company's product strategy is to develop sophisticated crossware object-based application development tools to enable independent software developers and enterprises to build custom software applications that have the following features:

        - Integrate with existing systems and execute across a variety of platforms, databases and components.

        -       Extend the client/server model across the Internet.

        - Deliver superior object-oriented functionality at a lower cost than applications developed using other software development tools.

        -       Develop reusable program components.

Our goal is to maintain a high level of technological innovation and, through aggressive marketing and distribution, to significantly increase the number of software developers and enterprises using OMNIS products.

        The Company is a technology leader in the development and deployment of component engineering software. Its OMNIS 7(3) and OMNIS Studio product lines provide powerful tools for the prompt development and deployment of Internet and client/server applications for such markets as health care and pharmaceuticals, legal and administration, human resources and accounting, manufacturing, education and government. These products provide the capability to reuse software objects and to integrate objects from different programming languages.

         OMNIS 7(3) . OMNIS 7(3)(TM) has been the Company's main product line for a number of years and continues to be an important source of revenue. OMNIS 7(3) is a cross-platform application development tool for the development of form-based client/server applications. The OMNIS 7(3) programming language combines a 4GL (fourth generation object-oriented programming language) and its own "dot notation", a hierarchical language that permits the user to manipulate any object down to its individual attributes and events.(1)

        OMNIS 7(3) contains a proprietary set of plug-ins or Data Access Modules
(DAMs) that provide access to all industry-leading databases, including Oracle(R), Sybase(R), DB2(R), and Informix(R), as well as most ODBC-compliant databases such as MS SQL Server(TM). From within one integrated design environment, the OMNIS SQL Browser enables access to different types of server database and moves objects and data from one database to another. In addition OMNIS 7(3) includes its own relational database that provides a secure data storage system for local database applications. The OMNIS Version Control System
(VCS) and OMNIS Change Management System (CMS) provide format and library storage, version tracking, and application life-cycle support. OMNIS 7(3) applications can be deployed under Windows 3.1, Windows 95/98, NT, Power Macintosh and 68030 or 68040 Macs.

        The OMNIS Web Enabler SDK permits the application to be adapted to access information via the Internet using Internet Mail (SMTP/POP3) to send and receive e-mail; File Transfer Protocol (FTP) to exchange files with the Internet site and to integrate resources from several locations; HyperText Transfer Protocol (HTTP) to retrieve Web pages, and to respond to requests for HTML from browsers; Low-level Socket communications (TCP/IP) with other socket-based programs on a local network, intranet or the Internet; as well as the use of GIF and JPEG file formats.

        OMNIS 7(3) is currently available in two editions, the Workgroup and Enterprise editions. OMNIS 7(3) Workgroup includes the OMNIS relational database and the OMNIS Web Enabler SDK. OMNIS 7(3) Enterprise includes all of the components of the Workgroup plus the DAMs (to access any server database using the SQL Browser) and the OMNIS VCS.

---------------

(1) OMNIS is a registered trademark of OMNIS Software Limited. OMNIS Studio and OMNIS 7 are trademarks of OMNIS Technology Corporation. All other products or service names mentioned herein are trademarks of their respective owners.

         The license fees for OMNIS 7(3) vary with the configuration of the product and have United States developer list prices ranging from $500 to $2,700, which are subject to change. OMNIS 7(3) applications can be deployed with data access services via the OMNIS 7(3) database or configured with data access services to leading databases (such as DB2, Oracle, Sybase and Informix). When customers deploy an application, a deployment license is required for each end-user. The global list prices for the database deployment licenses of OMNIS 7(3) generally range from $20 to $165 per user, subject to change, depending upon quantities purchased and the distribution channel involved.

         The Company intends to continue to maintain OMNIS 7(3) for the foreseeable future, but does not anticipate adding significant enhancements to the OMNIS 7(3) functions. In general the Company licenses OMNIS 7(3) only to existing OMNIS users desiring to upgrade to the latest version of OMNIS 7(3). OMNIS Studio is generally the appropriate application for new users.

        OMNIS STUDIO. OMNIS Studio(R) is the Company's premium product line and was the first commercially available application development tool that integrated ActiveX and Java Beans components. OMNIS Studio is an object-oriented rapid application development tool (RAD), offering efficient visual assembly of components and objects. OMNIS Studio has most of the functions of the OMNIS 7(3) product plus numerous new features and enhancements, including new classes and window objects, a new and more integrated design environment, a new set of design tools, and new object-oriented features and programming techniques. These improvements in OMNIS Studio generally result in a shorter learning curve, more-streamlined application development, and smoother deployment and maintenance of the software than OMNIS 7(3). OMNIS Studio currently provides cross-platform support for Windows95 and Windows98, Windows NT, Windows 3.1 and MacOS; local and portable data caching; a powerful code inspector; a report writer; a multiple-mode debugger; and support for localization and multi-lingual implementation. OMNIS Studio includes conversion facilities to assist in converting OMNIS 7(3) applications to OMNIS Studio; and the Company has recently introduced an additional conversion tool to encourage existing OMNIS 7(3) to change to OMNIS Studio.

        A Linux version of OMNIS Studio is being developed, with a beta version planned for July 1999 and a first release in September 1999. This will enable OMNIS developers to create and deliver their application in Linux environments in addition to existing platforms. No Linux version of OMNIS 7(3) will be developed. In addition certain of the external components of OMNIS Studio are presently available in open source format to provide working examples for developers interested in programming their own components for use with OMNIS Studio.

        The OMNIS Studio Web Client was announced in late 1998 and released in April 1999. The OMNIS Studio Web Client(TM) is designed to use object-oriented programming for the development of Internet based forms, using drag and drop and wizards, and can include controls like dropdown lists, tabs and sidebars to ease navigation through the solution in a web browser. With this program OMNIS applications can be viewed on the Internet using a standard web browser, such as newer versions of Microsoft Internet Explorer or Netscape Navigator. The server application is developed using standard OMNIS technology and runs a proprietary OMNIS engine that is located between the web server and the database.

        The license fees for OMNIS Studio depend on the level of technical support chosen. The current United States developer list price is $1,499 and is subject to change. When customers deploy an OMNIS application a deployment license is required for each end-user. The global list prices for the deployment licenses of OMNIS Studio generally range from $20 to $165 per user, subject to change, depending upon quantities purchased and the distribution channel involved. In the case of applications delivered for Internet or Intranet deployment, using the OMNIS Web Client technologies, the license is on a per concurrent end-user basis.

YEAR 2000 COMPLIANCE

        Many existing computer programs use only two digits to define the applicable year in a date field. These programs were designed without considering the impact of the upcoming change in the century. If not corrected, many computer applications could fail or create erroneous results by or at the year 2000.

        Year 2000 compliance means that neither performance nor functionality of a computer system is affected by dates prior to, during or after the Year 2000. In particular (i) no value for current date will cause any interruption in operation; (ii) date based functionality must operate consistently for dates prior to, during and after Year 2000; (iii) in all interfaces and data storage, the century in any date must be specified explicitly or by unambiguous algorithm or inferencing rules wherever possible; and (iv) Year 2000 must be recognized as a leap year.

         The Company only certifies the latest versions of the OMNIS 7 and OMNIS Studio product lines, which are OMNIS 7(3) version 7.0 and above and OMNIS Studio 2.0 and above, as Year 2000 compliant as herein defined. All new versions of OMNIS products will be tested to ensure continued compliance. Earlier versions of OMNIS 7(3) and OMNIS Studio will store date data correctly, but may fail on some date calculations under certain circumstances, some of which involve the year 2000. OMNIS users have been advised of this issue and the Company provides for the downloading of the latest version of the date functions applicable to the particular platform.

        Provided that developers use the current version of OMNIS 7(3) or OMNIS Studio in the manner designed they will generate Year 2000 compliant OMNIS applications. It must be noted that both OMNIS Studio and OMNIS 7(3) provide a programming interface to other programs and external functions written by external developers and can access data stored in a remote databases. In all cases the date data passed to the remote database from the OMNIS storage contains the full 4 character year representation. However the Company cannot be responsible for compliance within individual applications written by external applications developers. The Company also does not accept any responsibility for Year 2000 compliance with respect to any hardware on which its products are used or any other software, including but not limited to operating system software, server databases, data file systems and other software utilities. The Company believes it has designed its current products to effectively handle the Year 2000 issue.

        The majority of the Company's internal applications were built using OMNIS products which the Company believes are Year 2000 compliant. Therefore, the Company believes that it has substantially mitigated its risks on the Year 2000 issue with its internal applications. The Company is in the process of completing the testing and assessment of Year 2000 compliance for all third party hardware and software and non-information technology (IT) systems used by the Company. The Company expects to have such testing and assessment completed no later than October 31, 1999. The Company will upgrade or replace all third party hardware or software and non IT systems in use that are not compliant. The Company intends to establish, but has not yet established, a contingency plan detailing actions that will be taken in the event that any such upgrade or replacement is not compliant or that the assessment of the Year 2000 issue is not successfully completed on a timely basis. The internal costs of such Year 2000 compliance is not known at this time. There can be no assurance that the Company is or will be fully Year 2000 compliant or that Year 2000 compliance issues will not arise with respect to products furnished by third party manufacturers, the Company's own products, or suppliers that may result in unforeseen costs or delays to the Company and therefore have a material adverse effect on the Company.

SALES, MARKETING AND DISTRIBUTION

SALES

        The Company licenses its products to independent developers, value added resellers (VARs), system integrators, and the internal development staffs of enterprises that develop and deploy custom computer applications for a wide range of uses including financial management, decision support, executive information, sales and marketing, and multi-media authoring systems. The primary focus of the Company's sales and marketing efforts are independent developers of commercial or custom computer programs for third parties. The introduction of the OMNIS Studio Web Client technology in April 1999, and the anticipated release later this year of a Linux version of OMNIS Studio are expected to attract new customers.

        The Company sells its products in North America primarily through account representatives who pursue leads generated by the Company's marketing department and respond to incoming calls from current and new customers. All North American account representative personnel are located at the corporate offices in San Carlos, California. The Company also sells its products in Europe primarily through a direct sales force operating from sales offices in the United Kingdom, Germany, Scandinavia, and Benelux.

        The Company is plans to expand sales growth by making additional sales to its current customer base and increasing the number of new customers. An important part of the Company's growth strategy is to widen market penetration and sales through VARs, service providers and other partnerships. Because applications developed by these partners require users of the applications to purchase deployment licenses from the Company, the Company intends to develop additional revenue by encouraging these partners to expand their development efforts using the Company's software development tools.


INTERNATIONAL DISTRIBUTION

        The Company has non-exclusive distributor relationships in a number of countries as well as an exclusive distribution relationship in France. All of the Company's distributors provide primary customer service and support for their markets. The Company increased its distributor network in 1998 with the appointment of distributors in Greece and South Africa, and is in the process of extending this distributor network to access additional international markets. Distributors in Latin America and in the Pacific Rim are managed from the San Carlos, California office, while distributors in Europe, Middle East and Africa are managed from the United Kingdom office.

        The Company has committed and continues to commit significant management time and financial resources to developing direct and indirect international sales and support channels. There can be no assurance however that the Company will be able to maintain or increase international market demand for its products. To the extent that the Company is unable to do so in a timely manner, the Company's international sales will be limited, and the Company's business operating results and financial condition could be materially and adversely affected.

        International operations are subject to inherent risks, including costs and difficulties in staffing and managing foreign operations; difficulties in obtaining and managing local distributors; the costs and difficulties in localizing products into languages other than English for foreign markets; political or economic instability, unexpected regulatory changes and fluctuations in interest or exchange rates in the specific countries in which the Company distributes its products or in international markets in general; longer receivables collection periods and greater difficulty in accounts receivable collection; import/export duties and quotas; reduced protection for intellectual property rights in some countries; and potentially adverse tax consequences. Also, as the Company continues to operate more internationally, seasonality may become an increasing factor in its financial performance. There can be no assurance that the Company or its distributors or resellers will be able to sustain or increase international revenues from licenses or related technical services, or that the foregoing factors will not have a material adverse effect on the Company's future international revenues and consequently on the Company's business, operating results and financial condition.

MARKETING

        In support of its sales efforts, the Company conducts numerous marketing programs including public relations efforts, trade conferences, seminars, direct mail campaigns, and direct customer communications. The Company conducts user conferences in the United States, the United Kingdom, and Germany and periodically conducts meetings with customer groups to obtain direct feedback of customers' needs. The Company also provides a variety of collateral marketing materials and demonstration applications to stimulate customer interest.

TECHNICAL SUPPORT SERVICES

        The Company also provides levels of technical support and product training for its customers. Registered users of the Company's products can purchase an annual comprehensive subscription service to obtain maintenance releases and associated technical support and documentation. Other services under this program include telephone technical support during regular business hours, applications notes, and access to an electronic bulletin board where users can exchange development ideas and commentary. The customer resource library provides in-depth analyses of specific product features, example code, programming short cuts, and optimization techniques.

        The Company's technical support team, comprised of experienced OMNIS developers, focuses on problem solving and resolution in networking, connectivity, security and other technical issues. Technical support representatives are regularly trained in basic and advanced uses of OMNIS products. The Company operates the technical support function through a consolidated database, combining customer information from the United States, United Kingdom, and German support center databases into single database structure. The global support strategy includes a worldwide support center in the United Kingdom, which supports the Company's United States, Canadian and United Kingdom customers and certain of the foreign distributors of the Company. A support center in Germany provides support for the Company's direct customers in Europe and the Company's European based distributors. The Company provides technical information and support via its Website to better provide technical support to its customers. The Company is in the process of reducing the professional development and technical services component of its operations relative to its efforts to develop and market software products.

CUSTOMERS

        The Company has customers in a wide range of industries, including financial services, pharmaceuticals, manufacturing, telecommunications, aerospace, defense and education. In fiscal year 1999 no customer accounted for more than 10% of total net revenues.

        As is the case with many companies in the software industry, the Company generally ships product as orders are received. As a result the Company has historically operated with little backlog. Because of this short cycle between receipt of an order and shipment, the Company does not believe that its backlog as of any particular date is material.

        The Company's products are designed to enable the development of applications which operate in traditional client/server environments as well as across the Internet. Some of the Company's customers purchase copies of the Company's products for evaluation purposes. There can be no assurance that these customers will broadly implement new projects or that they will purchase additional products from the Company. The Company's future financial performance will depend on the growth of the Company's sector of the computing market and on its ability to compete effectively in this market. There can be no assurance that this market will continue to grow or that the Company will be able to respond effectively to customer requirements and competitive offerings in this market.

        As these markets evolve, the Company anticipates that competition is likely to increase from both existing and future market participants, most of whom are larger companies and have greater financial, technical, marketing, sales and distribution resources and a larger installed base of customers than the Company. Moreover, if such competition were to enter the Company's market, it might be required to increase defensive measures to maintain its position in these target markets. This increased effort could adversely affect operating results due to increased marketing programs, price declines, longer sales cycles, and increased product development expenses, among other matters. There can be no assurance that the Company could compete effectively with such new products.

PRODUCT DEVELOPMENT

        Since its inception in the United Kingdom, the Company has benefited from having a global perspective in terms of customers, technological perspective, and product development. Since 1985 the Company's corporate research and development facilities have been based in England.

        The Company believes that developing new products is best accomplished with a cross-disciplinary approach, combining the talents and perspectives of a multi-faceted virtual development team that includes developers, customers, VARs, sales and marketing, quality assurance, and technical service representation. In the course of planning products, the Company's product development team filters industry trends, ideas from customers and potential customers, partners and potential partners, feedback from the Company's own sales, marketing, technical support staffs, and general business information and then analyzes the potential risks and benefits of pursuing a given strategy.

        The software industry is characterized by rapid technological advances, frequent new product introductions, rapid enhancements of existing products through new releases, and changing customer requirements. The future success of the Company will largely depend on its ability to enhance its current products and to successfully develop new products which keep pace with technology trends, competitive offerings and evolving customer requirements. In particular the Company believes it must continue to enhance the basic functionality of its products and extend the product line to keep pace with the leading advances in hardware, operating systems, programming languages, databases, and Internet-related technologies. Any failure of the Company to anticipate new technology developments and customer needs or any significant delays in product development and introduction could result in a loss of competitiveness and revenues. Because of the complexity of software products, new product introductions may contain undetected software errors that, notwithstanding quality assurance testing by the Company, are discovered only after a product has been installed and used by customers. Although the Company has not experienced any material adverse effects from such errors to date, there can be no assurance that errors will not be discovered in the future which would cause delays in shipments, loss of revenues or require significant design changes that could adversely affect the Company's competitive position and operating results. There can be no assurance that any of the Company's product development efforts will lead to a commercially viable product, and the Company is unable to predict whether or when proposed new products, product enhancements, or product extensions might be released or whether, when released, such products will achieve market acceptance.

        The Company markets its products to customers for the development, deployment, and management of client/server applications. The Company's license agreements with its customers typically contain provisions designed to limit the Company's exposure to potential product liability claims. It is possible however that the limitation of liability provisions contained in the Company's license agreements may not be enforceable as a result of existing or future laws or ordinances or unfavorable judicial decisions in the applicable jurisdiction. Although the Company has not experienced any product liability claims to date, the sale and support of its products by the Company inherently includes the risk of such claims, which if made are likely to be substantial in light of the use of its products in business-critical applications. A successful product liability claim brought against the Company could have a material adverse effect upon the Company's business, operating results, and financial condition.

COMPETITION

        The applications development tools software market is rapidly changing and intensely competitive. The Company currently encounters competition from several direct competitors, including Sybase Corporation, Forte Software Inc., Magic Software Enterprises and Centura Software Corporation (formerly Gupta Corporation). In addition, the Company competes indirectly with several other companies. These include (i) the relational database vendors, such as Oracle Corporation and Informix Software, Inc., who provide application development tools primarily for customers who use their database technology; (ii) 4GL application tools vendors such as Progress Software Corporation and Cognoscente Software International Incorporated; (iii) CASE tools vendors such as Knowledgeware Inc. and Intersolv Inc.; (iv) shrink-wrap database software suppliers such as Lotus, Delphi, and ACIUS; and (v) developers in Java as competition for the OMNIS web client technology.

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

        Additional competitive factors influencing the market for the Company's products include product functionality and features, platforms, performance, vendor and product reputation, product and service quality. These items may also result in market confusion, delays in purchases, intensified competition, price restructuring, or price reductions. The Company believes that the broad functionality of its products, including its cross platform capability and its important features for group development, application deployment and maintenance has enabled the Company to compete effectively to date, particularly for professional development environments in major enterprises.

        As the market evolves, the Company anticipates that competition is likely to increase from both existing and future market participants, most of whom are larger companies and have greater financial, technical, marketing, sales and distribution resources and a larger installed base of customers than the Company. Moreover, as competition continues to enter the crossware market which is the principal market in which the Company participates, the Company might be required to increase defensive measures to maintain its position in these target markets. This increased effort could adversely affect operating results due to increased marketing programs, price declines, longer sales cycles, and increased product development expenses among other matters. There can be no assurance that the Company could compete effectively with such new products.

INTELLECTUAL PROPERTIES AND OTHER PROPRIETARY RIGHTS

        The OMNIS products include technologies developed by the Company. The Company relies primarily on a combination of trade secret, copyright and trademark laws, and contractual provisions to protect its proprietary rights in such technologies. Omnis(R) is a United States registered trademark of OMNIS Software Limited (formerly Blythe Software Limited), a subsidiary of OMNIS Technology Corporation. Omnis Studio and OMNIS 7 are trademarks of OMNIS

Technology Corporation. In addition to trademark and copyright protections, the Company licenses its products to end users on a "right to use" basis pursuant to a perpetual license agreement that restricts use of products to a specified number of users. The Company generally relies on shrink-wrap licenses which become effective when a customer opens the package. Because they are not negotiated with or signed by the licensees, in order to retain exclusive ownership rights to its software and technology, the Company generally provides its software in object code only, with contractual restrictions on copying, disclosure and transferability. There can be no assurance that these protections will be adequate, or that the Company's competitors will not independently develop technologies that are substantially equivalent or superior to the Company's technologies.

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

        The Company is in the process of preparing appropriate patent applications for certain of its Studio Web Client and other technologies. At this time the Company has not filed any final patent applications and has not been granted any patents on any of its proprietary technologies and there is no assurance that any such patents will be granted. Patent protection may become important in the protection of the commercial viability of the Company's innovative products and the failure to obtain such patent protection could have an adverse effect on the commercial viability of such products. The Company's success therefore may in part depend on its ability to obtain strong patent protection or licenses to strong patents in the future. It is not possible to anticipate the breadth or degree of protection that patents would afford any product of the Company or the underlying technologies. There can be no assurance that any patents issued or licensed to the Company will not be successfully challenged in the future or that any OMNIS product will not infringe the patents of third parties.

        The level of research and development efforts in areas related to the OMNIS products makes it possible that third parties will obtain patents or other proprietary rights that may be necessary or useful to its products. In recent years the practice of applying for and issuing software patents in the United States and other jurisdictions has accelerated and the scope and validity of such patents are frequently in dispute. In cases where third parties are the first to invent a particular product or technology, it is possible that such parties would obtain patents that would be sufficiently broad to prevent the Company from marketing the same or similar products. Although the Company is not presently aware that any patents necessary to its products have been issued for which licenses are not available to the Company, it is possible that applications for such patents have been made or that such patents have been issued. The scope and validity of such patents, if issued, the extent to which the Company may desire or need to obtain licenses under such patents, and the cost and availability of such licenses are currently unknown. There can be no assurance others may not independently develop or obtain technology similar to that of the Company.

        As the number of software products available in the market increases and the functions and features of these products further overlap, the Company anticipates that software products may become increasingly subject to infringement claims. There can be no assurance that third parties will not assert infringement claims against the Company in the future with respect to any current or future product. Any such assertion, whether with or without merit, could require the Company to enter into expensive litigation or royalty arrangements. If required, such royalty arrangements may not be available on reasonable terms, or at all.

        The Company is currently involved in litigation related to copyright infringement. See Item 3, "Legal Proceedings".

PRODUCTION

        The Company uses subcontractors in the United Kingdom to perform its manufacturing operations, which include duplication and preparation of software media, documentation, and packaging. The principal materials used in the manufacture of the Company's products are CD-ROMs, boxes, binders, and multicolor printed materials which the Company obtains from its manufacturers.

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

EMPLOYEES

        At June 24, 1999, the Company had 37 employees, including 14 in product development, 9 in sales and marketing, 7 in customer support and consulting, and 7 in finance and administration. Of these 37 employees, 31 employees are based in Europe, and 6 are located in the United States. The Company's employees are not represented by any collective bargaining organization, and the Company has never experienced a work stoppage. Further, the Company believes its relationships with its employees are good.

        The Company's success depends to a significant extent upon a number of key management and technical personnel, the loss of one or more of whom could adversely affect its business. In addition the Company believes that its future success will depend to a significant extent on its ability to recruit, hire and retain highly skilled management and employees for product development, sales, marketing, and customer service. Competition for such personnel in the software industry is intense, and there can be no assurance that the Company will be successful in attracting and retaining such personnel.

EXECUTIVE OFFICERS OF THE REGISTRANT

        The following sets forth certain information regarding the executive officers of the Company as of June 24, 1999:

Name                      Age           Position
----                      ---           --------
Philip Barrett            43        Chairman of the Board

Gwyneth Gibbs             55        President and interim Chief Executive Officer

Geoffrey Wagner           42        Secretary

David R. Seaman           46        Chief Technical Officer

Larry A. Barcot           50        Vice President, North American Sales

Matthew R. Simmons        25        Vice President, North American Operations

        Mr. Barrett was appointed Chairman of the Company in February 1999. He is the former President and owner of Oregon Pro Sport, a company that manages professional sports teams including the Cascade Surge. Oregon Pro Sport was founded by Mr. Barrett in January 1995 and sold in November 1998. Prior to that time Mr. Barrett was the President and a partial owner of Supra Products, Inc. Mr. Barrett commenced his employment with Supra Products, Inc. in September 1984 and worked in the sales, finance and marketing divisions of that company until he became its President and partial owner in 1992. Supra Products was sold in September 1994 to Berwind Industries, Inc.

        Ms. Gibbs was appointed President and interim Chief Executive Officer of the Company in October 1998, and was elected to the Board of Directors in February 1999. She joined the Company in October 1994, was initially responsible for Research and Development in Europe and subsequently was assigned worldwide responsibility for Research and Development in January 1998. Prior to joining the Company, Mrs. Gibbs was Technical Director of an intelligent database start-up for 6 years, and before that held a number of positions in UK development organizations.

        Mr. Wagner was appointed Secretary of the Company in February 1999. He is currently the General Partner of Rockport Group L.P. In September 1990 Mr. Wagner co-founded the Rockport Group L.P. and has been a General Partner since its inception. Rockport Group, L.P. invests its capital in a variety of industries, including technology, healthcare and apparel. Prior to 1990 Mr. Wagner held sales executive positions at several leading Wall Street firms including five years at Bear, Stearns & Co., Inc. and five years at Kidder, Peabody & Co., Inc.

        Mr. Seaman is the Chief Technical Officer of the Company. He has served as a Vice President of the Company since June 1990 and has served as Research and Development Director since June 1982. He served as Managing Director of Blyth Software, Ltd. (now OMNIS Software Ltd.) from September of 1990 until June of 1993.

        Mr. Barcot is the Vice President of North American Sales and has served in this position since April 1998. Mr. Barcot had been involved in the technology industry since 1976. Since 1984, Mr. Barcot has provided consulting and software development services for companies on an international basis with the majority of software development projects completed using tools from OMNIS Software.

        Mr. Simmons is the Vice President of North American Operations and has served in this position since January 1999. He joined the Company in August 1995, and has held a variety of positions within the UK Sales and Marketing division. Prior to joining the Company, Mr Simmons worked for a Rapid Application Development tool vendor for 18 months.

ITEM 2.  PROPERTIES

        During the initial part of fiscal year 1999 the Company had leased approximately 22,178 square feet of office space in San Bruno, California under a lease which expired in May 2002 and had base monthly rental payments of $58,772 plus a percentage of operating costs and property taxes. The base monthly rent increased to $60,990 per month during 1998. The Company negotiated a termination of this lease in August 1998 and now occupies 3,800 square feet of office space in San Carlos, California under a lease which expires on August 31, 2000 and has a base monthly rent of $7,440.

        The Company owns property in the United Kingdom which it uses for its research and development. The Company also leased 2,738 square feet of office space for its European sales headquarters office in Bracknell, England. The lease, which expired in February 2001, had monthly rental payments of $4,997 plus $2,096 for common area maintenance. The Company has agreed an early termination of this lease with the landlord and moved on June 15, 1999 to new offices near Watford, England. This will result in substantial savings on rent and service charges over a full year. The Company also leases 2,370 square feet of office space (formerly its London sales office) in London, England. The lease, which expires on November 1, 2012, has monthly rental payments of $3,820. During the year, the Company sublet all of the London office space for which it has been receiving a rental of $2,216 per month plus 100% reimbursement for common area maintenance. As a result of a rent review, this has been increased to $3,820 per month, backdated to November 1997. The sublease terminates on December 25, 1999.

        The Company leases property in Germany which it uses as a sales office. The space is 457 square meters and has monthly rental payments of $6,678. The lease will expire May 14, 2007, with a Company option to terminate the lease in May 2002.

        The Company believes that these facilities are more than adequate to meet its requirements for fiscal year 2000. All of the foregoing rental obligations are in the local currency but for these purposes are stated in United States Dollars as of March 31, 1999.


ITEM 3.  LEGAL PROCEEDINGS

LITIGATION

        COMPASS ACTIONS. In March 1998 the Company was sued by Compass Software ("Compass") in the Federal District Court for the Eastern District of Washington claiming damages in the range of $2 Million for software copyright infringement and related claims. The Company believes that the Compass' copyright infringement suit has no merit and has vigorously defended against those claims.

        In this connection the Company previously had sued Compass in 1994 for illegally infringing and distributing the Company's software products. This matter was settled with an agreement that Compass would pay certain amounts and would not make illegal copies of the Company's software in the future. Compass failed to pay the promised amounts when due. The Company then obtained a judgment for breach of contract against Compass. As part of its efforts to enforce its judgment against Compass, the Company purchased, at a judgment lien sale, certain intangible property of Compass including the rights to the current infringement suit brought by Compass ("Execution Sale"). Compass then requested the applicable court to set aside the Execution Sale. The court granted the request and the Company has appeal this judgment. The appeal has been briefed and is awaiting a date for oral argument. The Company has also filed an separate lawsuit against Compass alleging additional acts of infringement related to the 1994 case.

        BTN - GERMANY. The Company entered into a professional development services agreement with BTN Versandhandel GmbH of Leiferde, Germany for the development of an OMNIS application. The Company developed and delivered a version of the application to BTN. BTN failed to pay the Company as agreed, claiming there were flaws in the application and the project was suspended by the Company awaiting their payment. BTN commenced legal action against the Company in Germany claiming damages of approximately DM250,000 for failure to perform under the services agreement. The Company has countersued BTN claiming the balance owed under the contract of approximately DM60,000. The Company believes that the claim by BTN is meritless and intends to aggressively pursue its counterclaim against BTN.

CREDITORS

        As a result of the losses and negative cash flows incurred by the Company in fiscal year 1998, the Company was unable to meet its obligations. The Company negotiated with a group of its creditors to structure a workout agreement pursuant to which the Company would repay the creditors over time, thereby possibly avoiding further litigation and collection activities or formal bankruptcy proceedings. The workout plan was agreed to by this group of creditors and was approved on June 19 1998. The Company began repayment to customers in the quarter ending September 1998. All these creditors were paid off in full at the end of March 1999.


ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

        No matters have been submitted during the fourth quarter of fiscal year 1999 covered by this report to the stockholders of the Company, through the solicitation of proxies of otherwise.



PART II

ITEM 5.  MARKET FOR COMMON EQUITY AND RELATED STOCKHOLDER MATTERS

        In February 1998, The Nasdaq Stock Exchange de-listed the Company from the Nasdaq SmallCap Market. The Company's Common Stock is currently traded on the Nasdaq Bulletin Board ("BB") under the symbol "OMNS". It is not known at this time when or if the Company will be re-listed on the Nasdaq SmallCap Market.

        The following table sets forth the high and low closing prices for the Company's Common Stock for fiscal years 1998 and 1999, as adjusted for the 1 for 10 reverse stock split of the Company's common stock in September 1997:

                                                    HIGH           LOW
FISCAL YEAR 1998                                   CLOSING       CLOSING
----------------                                   -------       -------
April 1 to June 30, 1997                           $11.880       $4.690
July 1 to September 30, 1997                       $11.250       $6.250
October 1 to December 31, 1997                     $ 6.500       $0.500
January 1 to March 31, 1998                        $ 0.875       $0.313

                                                    HIGH           LOW
FISCAL YEAR 1999                                   CLOSING       CLOSING
----------------                                   -------       -------
April 1 to June 30, 1998                           $ 0.906       $0.587
July 1 to September 30, 1998                       $ 0.906       $0.375
October 1 to December 31, 1998                     $ 0.562       $0.187
January 1 to March 31, 1999                        $ 0.375       $0.100



        On July 1, 1999, the closing price for the Company's Common Stock on the Nasdaq Bulletin Board was $2.25 and there were approximately 143 holders of record of the Company's Common Stock. This does not include stockholders whose Common Stock is held in street name.

        The Company has never declared or paid dividends on its Common Stock. The Company intends to retain earnings, if any, for the operation and expansion of the Company's business, and therefore does not anticipate paying any cash dividends in the foreseeable future. See Item 6 - "Management's Discussion and Analysis of Financial Condition and Results of Operations - Liquidity and Capital Resources."


ITEM 6. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

OVERVIEW

         The Company through its subsidiaries develops and markets software application development tools and related technical services. The main products developed and marketed by the Company are the OMNIS 7(3) client/server application development software group of products, and the more advanced OMNIS Studio rapid application development (RAD) tools. OMNIS Studio enables the independent or team-based developer to develop and deploy business applications for companies that access all leading server databases, including Oracle(R), Sybase(R), DB2(R), and Informix(R), as well as all ODBC-compliant databases, such as MS SQL Server(TM). These products are used by independent developers, systems integrators, value-added resellers (VARs) and internal development staffs of enterprises to deliver custom computer applications for a wide range of uses including financial management, decision support, executive information, sales and marketing, and multi-media authoring systems. In addition to these products, the Company provides technical support and training to assist its users in planning, analyzing, implementing and maintaining application software based on the our proprietary technology. The Company is in the process of reducing the technical services component of its business and is concentrating its efforts on the development and marketing of software products.

        Management's Discussion and Analysis of Financial Condition and Results of Operations, as well as other portions of this document, include certain forward-looking statements about the Company's business and new products, revenues, expenditures and operating and capital requirements. In addition, forward-looking statements may be included in various other Company documents to be issued concurrently or in the future and in oral or other statements made by representatives of the Company to investors and others from time to time. Forward-looking statements are subject to risks and uncertainties that could cause actual results to differ from predicted results. Such risks include, among others, the Company's continuing liquidity problems, significant variability in operating results, including variability in product revenues and gross margins, fluctuating demand for new and established products, dependence on development of new products, increasing expenses for marketing and development of new products, historical lack of profitability, rapid technological change that affects the ability of the Company to respond to customer or market demands, risks associated with global operations, the continued and future acceptance of the Company's products, the rate of growth in the industries of the Company's products, the presence of competitors with greater technical, marketing and financial resources, and the ability of the Company to successfully expand its operations. Any of such statements and the following discussion should be read in conjunction with the "RISK FACTORS" section below and the Company's audited consolidated financial statements, including the notes thereto, included in this annual report.

RESULTS OF OPERATIONS

        The following table sets forth, as a percentage of revenues, certain consolidated statement of operations data for the periods indicated (subtotals not adjusted for rounding):

Percent Of Total Net Revenues:

                                         Fiscal Year Ended March 31
                                         --------------------------
                                           1999         1998
                                           ----         ----
Net revenues:
    Product                                  73%          53%
    Services                                 27           47
                                           ----         ----
Total net revenues                          100          100


Operating expenses:
    Cost of product                           6            6
    Cost of services                          6           39
    Selling and marketing                    34           84
    Research and development                 24           36
    General and administrative               39           38
                                           ----         ----
Total operating expenses                    109          204

Operating loss                               (9)        (104)

Other income (expense), net                  (6)          (1)
                                           ----         ----
Net loss                                    (15%)       (105%)
                                           ----         ----
                                           ----         ----

Gross margins:
    Gross margin on product revenues         67%          88%
    Gross margin on service revenues         21%          18%


        TOTAL NET REVENUES. Total net revenues decreased 26% to $5.9 million in fiscal year 1999 from $8 million in fiscal year 1998. International revenues, accounted for 58% and 39% of total net revenues in fiscal years 1999 and 1998, respectively. See Note 12 of the Notes to Consolidated Financial Statements. This decrease in net revenues resulted from a planned reduction in professional consulting and other technical services provided by the Company and were offset to a limited degree by an increase in software product licensing revenues.

        The Company's revenues are derived from two sources: fees from software product licensing and fees for professional services, including consulting, training, maintenance, and product support. Product revenues increased 1% to $4.3 million in fiscal year 1999 from $4.2 million in fiscal year 1998.

        Service revenues decreased 58% to $1.6 million in fiscal 1999 from $3.8 million in fiscal year 1998. The decrease in service revenues in fiscal year 1999 as compared to fiscal year 1998 was due to a planned reduction of the provision of consulting services to third parties.

        In fiscal years 1999 and 1998, no customer accounted for more than 10% of total revenues.

        The Company sells its products in United States Dollars in North America, British Pounds Sterling in the United Kingdom and German Deutsche Marks in Germany. Because the Company recognizes revenues and expenses in United States Dollars, British Pounds Sterling, and German Deutsche Marks but reports its financial results in United States Dollars, changes in exchange rates may cause variances in the

Company's period-to-period revenues and results of operations in future periods. Foreign exchange gains and losses have not been material to the Company's performance to date.

        COST OF PRODUCT REVENUES. Cost of product revenues is comprised of direct costs associated with software product sales including software packaging, documentation, and physical media costs. Cost of product revenues as a percentage of product revenues was 8% in fiscal year 1999 as compared to 12% in fiscal year 1998. The decrease in cost as a percentage of total net revenues was mainly due to decrease in the number of employees in the production department.

        COST OF SERVICES REVENUES. Cost of services revenues includes consulting, technical support, maintenance services, and training, which consist primarily of personnel costs. Cost of services revenues as a percentage of net service revenues decreased to 22% in fiscal year 1999 from 82% in fiscal year 1998. The decrease in cost of services revenues as a percentage of services revenues in fiscal 1999 as compared to fiscal years 1998 was primarily due to the planned reduction in consulting services in year 1999.

        SELLING AND MARKETING EXPENSES. Selling and marketing expenses decreased to $2.0 million in fiscal year 1999 from $6.7 million in fiscal year 1998, representing 34% and 84% of total net revenues during such periods, respectively. The decrease in selling and marketing was primarily due to significant decreases in the number of Company employee and consultant costs in the Company's marketing group at the end of 1998. The Company had refocused its sales and marketing department in an attempt to generate revenues related to its new OMNIS Studio product line, including an increased trade show presence, additional advertising and marketing collateral generation, and an increased market awareness campaign. The Company is no longer following this increased marketing campaign and expects selling and marketing expenses to remain significantly lower in future periods.

        RESEARCH AND DEVELOPMENT EXPENSES. Research and development expenses decreased to $1.4 million in fiscal year 1999 from $2.8 million in 1998, due to the consolidation of the Company's world-wide research and development activities into its development facility in England during 1998. Costs for the development of new software products and substantial enhancements to existing software products are expensed as incurred until technological feasibility has been established, at which time any additional costs would be capitalized in accordance with SFAS 86 then in force. The Company did not capitalize any research and development costs in fiscal year 1999 or 1998 because the Company believes its current process for developing software is essentially completed concurrently with the establishment of technological feasibility (as defined by SFAS 86). At the end of fiscal year 1997, the Company had fully amortized the previously capitalized internal software development costs and no such costs were recognized during fiscal years 1998 or 1999.

        GENERAL AND ADMINISTRATIVE EXPENSES. General and administrative expenses decreased to $2.3 million in fiscal year 1999 from $3.1 million in fiscal year 1998. These decreases are related to stringent cost controls and other cost conservation methods introduced during fiscal year 1998 and continued in fiscal year 1999.

        OTHER INCOME (EXPENSE), NET. Other income (expense) is primarily comprised of interest income, interest expense, gains and losses on foreign currency transactions, and other income. Interest income reflects earnings from the Company's cash position. Interest expense primarily relates to the Company's $1 million note payable and capital leases. Interest expense was $249,000 in fiscal year 1999 and $146,000 in fiscal year 1998.

        INCOME TAX EXPENSE. Income tax expense was $4,000 in fiscal year 1999, compared to $17,000 in fiscal year 1998. At March 31, 1999, the Company had net operating loss carry forwards of approximately $37.6 million for federal income tax purposes, $8.6 million for state tax purposes and $5.9 million for foreign taxes. The Tax Reform Act of 1986, as amended, and the California Conformity Act of

1987 impose substantial restrictions on the utilization of net operating loss and tax credit carry forwards in the event of an "ownership change," as defined by the Internal Revenue Code. In fiscal year 1999 an "ownership change" of the Company occurred for purposes of these rules; and the Company therefore is limited to approximately $146,000 per year of federal and California net operating loss carry forwards accrued through that date (a total of $2.9 million federal and $0.7 million for California tax purposes).

        INFLATION. The Company believes that inflation has not had a material impact on the Company's operating results to date and does not expect inflation to have a material impact on the Company's operating results in fiscal year 2000.

        LITIGATION.

        COMPASS ACTIONS. In March 1998 the Company was sued by Compass Software ("Compass") in the Federal District Court for the Eastern District of Washington claiming damages in the range of $2 Million for software copyright infringement and related claims. The Company believes that the Compass' copyright infringement suit has no merit and has vigorously defended against those claims.

        In this connection the Company previously had sued Compass in 1994 for illegally infringing and distributing the Company's software products. This matter was settled with an agreement that Compass would pay certain amounts and would not make illegal copies of the Company's software in the future. Compass failed to pay the promised amounts when due. The Company then obtained a judgment for breach of contract against Compass. As part of its efforts to enforce its judgment against Compass, the Company purchased, at a judgment lien sale, certain intangible property of Compass including the rights to the current infringement suit brought by Compass ("Execution Sale"). Compass then requested the applicable court to set aside the Execution Sale. The court granted the request and the Company has appeal this judgment. The appeal has been briefed and is awaiting a date for oral argument. The Company has also filed an separate lawsuit against Compass alleging additional acts of infringement related to the 1994 case.

        BTN - GERMANY. The Company entered into a professional development services agreement with BTN Versandhandel GmbH of Leiferde, Germany for the development of an OMNIS application. The Company developed and delivered a version of the application to BTN. BTN failed to pay the Company as agreed, claiming there were flaws in the application and the project was suspended by the Company awaiting their payment. BTN commenced legal action against the Company in Germany claiming damages of approximately DM250,000 for failure to perform under the services agreement. The Company has countersued BTN claiming the balance owed under the contract of approximately DM60,000. The Company believes that the claim by BTN is meritless and intends to aggressively pursue its counterclaim against BTN. See Item 3 - "Legal Proceedings".

RISK FACTORS

        QUARTERLY FLUCTUATIONS. The Company has experienced significant quarterly fluctuations in operating results and anticipates such fluctuations in the future. The Company generally ships orders as received and, as a result, typically has little or no backlog. Quarterly revenues and operating results, therefore, depend on the volume and timing of orders received during the quarter, which are difficult to forecast. Furthermore, the Company has typically sold to large corporate enterprises, significant customers, and distributors which often purchase in significant quantities, and therefore, the timing of the receipt of such orders could cause significant fluctuations in operating results. Historically, the Company has often recognized a substantial portion of its license revenues in the last month of the quarter. Service revenues tend to fluctuate as technical service projects, which may continue over several quarters, are undertaken or completed. Operating results may also fluctuate due to factors such as the demand for the Company's products, the size and timing of customer orders, changes in the proportion of revenues attributable to licenses and service fees, commencement or conclusion of significant technical service projects, changes in pricing policies by the Company or its competitors, the number, timing, and significance of product enhancements and new product announcements by the Company and its competitors, the ability of the Company to develop, introduce, and market new and enhanced versions of the Company's products on a timely basis, changes in the level of operating expenses, changes in the Company's sales incentive plans, budgeting cycles of its customers, customer order deferrals in anticipation of enhancements or new products offered by the Company or its competitors, nonrenewal of maintenance agreements, product life cycles, software bugs and other product quality problems, personnel changes, changes in the Company's strategy, the level of international expansion, seasonal trends and general domestic and international economic and political conditions, among others.

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

        EXPENSE LEVELS. The Company's expense levels are based, in significant part, on the Company's expectations as to future revenues and are therefore relatively fixed in the short term. If revenue levels fall below expectations, net income is likely to be disproportionately adversely affected because a proportionately smaller amount of the Company's expenses vary with its revenues. There can be no assurance that the Company will be able to achieve profitability on a quarterly or annual basis in the future. Due to all the foregoing factors, it is likely that in some future quarter the Company's operating results will be below the expectations of public market analysts and investors. In such event the price of the Company's Common Stock would likely be materially adversely affected.

        FUTURE OPERATING RESULTS. The Company's future operating results will depend, to a considerable extent, on its ability to rapidly and continuously develop new products that offer its customers enhanced performance at competitive prices. Inherent in this process are a number of risks. The development of new, enhanced software products is a complex and uncertain process requiring high levels of innovation from the Company's designers as well as accurate anticipation of customer and technical trends by the marketing staff. Once a product is developed, the Company must rapidly bring it into production, a process that requires long lead times on some product components and accurate forecasting of production volumes, among other matters, in order to achieve acceptable product costs.

        The Company participates in a dynamic high technology industry and believes that changes in any of the following areas could have a material adverse effect on the Company's future financial position or results of operations: advances and trends in new technologies; competitive pressures in the form of new products or price reductions on current products; the volume, mix, and timing of orders; changes in product mix; changes in overall demand for products and services offered by the Company; changes in certain strategic partnerships or customer relationships; litigation or claims against the Company based on intellectual property, regulatory or other factors; risks associated with changes in domestic or international economic and/or political conditions or regulations either in the industries the Company serves or generally; availability of necessary components, and the Company's ability to attract and retain employees necessary to support growth.

        NEED FOR LIQUIDITY; PRIOR LOSSES. The Company expects to devote substantially all of its revenues to finance continuing operations for the foreseeable future. There can be no assurance that the

Company will generate revenues in the future sufficient to sustain operations or growth of the Company's business when and as required, or that other sources of capital or revenues will be available to the Company for these purposes. Although the Company was profitable in the third and fourth quarters of fiscal year 1999, the Company has operated at a loss for the last several years. There can be no assurance that the Company will achieve or sustain profitability in future periods. See Item 6 - Management's Discussion And Analysis Of Financial Condition And Results Of Operations - "Liquidity And Capital Resources".

The Company does not currently have an established line of credit with a commercial bank. Such a credit facility may be difficult to obtain with the Company's historical operating results. Accordingly, in order to obtain additional funds in the future, the Company may need to seek additional equity capital which would be dilutive to current stockholders. The Company is not currently attempting to raise additional capital, but such activity may be required to continue operations. There can be no assurance that the Company will be able to raise additional capital on commercially reasonable terms should the Company need additional funds in the future. See Item 6 - Management's Discussion And Analysis Of Financial Condition And Results Of Operations - "Liquidity And Capital Resources".

        KEY PERSONNEL AND MANAGEMENT. The success of the Company depends to a significant extent upon a number of key management and technical personnel, the loss of one or more of whom could adversely affect its business. In addition the Company believes that its future success will depend to a significant extent on its ability to recruit, hire and retain highly skilled management and employees for product development, sales, marketing, and customer service. Competition for such personnel in the software industry is intense, and there can be no assurance that the Company will be successful in attracting and retaining such personnel.

        Management of the Company will also be required to manage any growth of the Company in a manner that requires a significant amount of management time and skill. There can be no assurance that the Company will be successful in managing any future growth or that any failure to manage such growth will not have a material adverse effect on the Company's business, operating results or financial condition.

        DEPENDENCE ON PRINCIPAL PRODUCTS. Any factor adversely affecting sales of the Company's principal products, including but not limited to OMNIS Studio and OMNIS Studio Web Client, would have a material adverse effect on the Company. The future financial performance of the Company will depend in significant part upon the successful development, introduction and customer acceptance of new or enhanced versions of its principal products and other products. There can be no assurance that the Company will be successful in marketing its principal products or any new or enhanced products the Company may develop in the future. In addition competitive pressures or other factors may result in price erosion that could have a material adverse effect on the Company's results of operation.

        INTELLECTUAL PROPERTY PROTECTION. The OMNIS products include technologies developed by the Company. The Company relies primarily on a combination of trade secret, copyright and trademark laws and contractual provisions to protect its proprietary rights in such technologies. There is no assurance that such laws and contractual provisions will adequately protect the intellectual properties and other proprietary rights of the Company. The Company is in the process of preparing appropriate patent applications for certain of its Studio Web Client and other technologies. At this time the Company has not filed any final patent applications and has not been granted any patents on any of its proprietary technologies and there is no assurance that any such patents will be granted. Patent protection may become important in the protection of the commercial viability of the Company's innovative products and the failure to obtain such patent protection could have an adverse effect on the commercial viability of such products. The Company's success therefore may in part depend on its ability to obtain strong patent protection or licenses to strong patents in the future. It is not possible to anticipate the breadth or degree of protection that patents would afford any product of the Company or the underlying technologies. There can be no assurance that any patents issued or licensed to the Company will not be successfully challenged in the future or that any OMNIS product will not infringe the patents of third parties. See Part 1 - Business - "Intellectual Properties and Other Proprietary Rights".

        INTERNATIONAL OPERATIONS. Additionally, the Company operates on a global basis with offices or distributors in Europe and Asia as well as in North America. International operations are subject to inherent risks, including costs and difficulties in staffing and managing foreign operations; difficulties in obtaining and managing local distributors; the costs and difficulties in localizing products into languages other than English for foreign markets; political or economic instability, unexpected regulatory changes and fluctuations in interest or exchange rates in the specific countries in which the Company distributes its products or in international markets in general; longer receivables collection periods and greater difficulty in accounts receivable collection; import/export duties and quotas; reduced protection for intellectual property rights in some countries; and potentially adverse tax consequences. Also, as the Company continues to operate more internationally, seasonality may become an increasing factor in its financial performance. There can be no assurance that these factors or any combination of these factors will not adversely affect the international revenues or overall financial performance of the Company.

        DELAYS IN SALES AND COMMITMENTS. The Company's products are typically used to develop applications that are critical to a customer's business and the purchase of the Company's products is often part of a customer's larger business process, reengineering initiative, or implementation of client/server computing. As a result, the license and implementation of the Company's software products generally involves a significant commitment of management attention and resources by prospective customers. Accordingly, the Company's sales process is often subject to delays associated with a long approval process that typically accompanies significant initiatives or capital expenditures. For these and other reasons, the sales cycle associated with the license of the Company's products is often lengthy and subject to a number of significant delays over which the Company has little or no control. There can be no assurance that the Company will not experience these and additional delays in the future. Therefore, the Company believes that its quarterly operating results are likely to vary significantly in the future.

        CHANGES IN PRICING STRUCTURE. The Company has recently announced a reduction in certain portions of its pricing structure for fiscal year 1999 and beyond. There is no guarantee that this reduction in price will lead to increased unit volume or other additional revenue streams to replace this lost revenue, which could lead to a significant cash flow strain on the core operations of the Company. Additionally, the Company is relying on increased revenues related to its new OMNIS Studio product line, which have not generated revenues as originally projected by the Company. There is no assurance that this product line will generate the revenues needed to sustain the Company in coming quarters and beyond. The Company has committed to decreasing sales conflicts with its partners particularly in the service revenue area and has already taken a number of steps in this regard. This has had and will continue to have a negative effect on service revenues as compared to previous quarters and years. There can be no guarantee that the Company will be able replace the decreasing service revenues with new product revenues.

        YEAR 2000 ISSUES. The Company recognizes that it must ensure that its products and operations will not be adversely impacted by year 2000 software failures which can arise in software applications which use a date field of only two digits to define the applicable year ("Year 2000 issues"). These programs were designed and developed without considering the impact of the upcoming change in the century. If not corrected, many computer applications could fail or create erroneous results by or at the year 2000. The Company believes it has designed its products to effectively handle the Year 2000 issue. The majority of the Company's internal applications were built using OMNIS products which the Company believes are Year 2000 compliant. Therefore, the Company believes that it has mitigated its risks on the Year 2000 issue with its internal applications. There can be no assurance that the Company is fully Year 2000 compliant or that Year 2000 compliance issues will not arise with respect to products furnished by third party manufacturers, the Company's own products, or suppliers that may result in unforeseen costs or interruptions or delays to the Company or its customers and therefore have a material adverse effect on the Company. See Item 1 - Business - "Year 2000 Compliance".

        FORWARD LOOKING STATEMENTS. The Private Securities Litigation Reform Act of 1995 contains certain safe harbors regarding forward-looking statements. From time to time information provided by the Company or statements made by its directors, officers or employees may contain "forward-looking" information subject to numerous risks and uncertainties. Any statements made herein that are not statements of historical fact are forward-looking statements including, but not limited to, statements concerning the characteristics and growth of the Company's markets or customers, the Company's objectives or plans for future operations and products and the Company's expected liquidity and capital resources. Such forward-looking statements are based on a number of assumptions and involve a number of risks and uncertainties, and therefore actual results could materially differ. These risks and uncertainties include, among others, the Company's continuing liquidity problems, significant variability in operating results, including variability in product revenues and gross margins, fluctuating demand for new and established products, dependence on development of new products, increasing expenses for marketing and development of new products, historical lack of profitability, rapid technological change that affects the ability of the Company to respond to customer or market demands, risks associated with global operations, the continued and future acceptance of the Company's products, the rate of growth in the industries of the Company's products, the presence of competitors with greater technical, marketing and financial resources, and the ability of the Company to successfully expand its operations.

LIQUIDITY AND CAPITAL RESOURCES

        At March 31, 1999, the Company's principal sources of liquidity consisted of cash and cash equivalents of $271,000.

        In October, 1997, the Company had raised $1 million in secured debt financing from Astoria Capital Partners, L.P. ("Astoria"), a significant stockholder of the Company, which was secured by substantially all of the assets of the Company. In April 1998, the Company also agreed to sell up to 126,000 shares of Series A preferred stock of the Company to Astoria at a price of $8.00 per share. Under the share purchase agreement Astoria had the right to purchase the shares at its option at any time prior to October 1, 1998. Under the agreement each share of preferred stock was convertible into 10 shares of common stock. Between April 1 and October 1, 1998, Astoria purchased a total of 124,564 shares of Series A Preferred Stock from the Company pursuant to the share purchase agreement. The proceeds from these purchases were used by the Company to fund its general operations. On December 31, 1998, the Company repurchased the 124,564 shares of Series A Preferred Stock from Astoria for an aggregate purchase price of $100 (or $.0008 per share). The Certificate Regarding Series A Preferred Stock of the Omnis Technology Corporation was filed with the Delaware Secretary of State on February 25, 1999, eliminating the class of Series A Preferred Stock then in effect.

        In order to increase the capital of the Company to obtain additional working capital and to eliminate its principal indebtedness, on March 19, 1999 the Board of Directors of the Company authorized the issuance of 300,000 shares of a new Series A Convertible Preferred Stock (the "Preferred Shares") and 7,600,000 shares of common stock of the Company (the "Common Shares") (collectively the Preferred Shares and the Common Shares shall be referred to as the "Shares"). The Restated Articles of Incorporation of the Company vest in the Board of Directors the authority to issue such Shares. On March 31, 1999 the Company filed with the Secretary of State of Delaware a Certificate of Designations setting forth the rights, preferences and privileges of the new Preferred Stock. Pursuant to the terms of a Letter of Intent entered into by and between the subject parties as of February 22, 1999, on March 31, 1999 the Company entered into a series of stock purchase agreements with Astoria Capital Partners, L.P., Gwyneth Gibbs, president of the Company, and certain members of the Board of Directors or their affiliates.

        Under the terms of a stock purchase agreement with Astoria, the Company agreed to issue and Astoria agreed to purchase 300,000 Preferred Shares at a purchase price of $1.6667 per share for an aggregate Preferred Share purchase price of $500,000; and to purchase 2,543,344 Common Shares at a purchase price of $0.25 per share for an aggregate Common Share purchase price of $635,836 (collectively the "Astoria Shares"). The consideration for the Astoria Shares was the cancellation of the 1997 secured indebtedness of the Company to Astoria. The stock purchase agreement grants certain registration rights and rights of first refusal to Astoria. The Company also entered into a separate Common Stock Purchase Agreement with Astoria pursuant to which Astoria purchased an additional 1,000,000 Common Shares at a price of $0.25 per share for an aggregate cash purchase price of $250,000. The Common Stock Purchase Agreement also grants certain registration rights and rights of first refusal to Astoria.

        Pursuant to the terms of stock purchase agreements entered into with certain members of the Board of Directors, including Mrs. Gibbs (the "Board of Directors Agreements"), the Company also agreed to issue an additional 4,000,000 Common Shares in the aggregate at a price of $0.25 per share, for aggregate purchase price of $1,000,000. The Board of Directors Agreements do not grant any registration rights or rights of first refusal to the parties. These transactions were approved by the disinterested directors of the Company pursuant to Delaware law.

        The proceeds from the sale of the Common Shares to the Board of Directors primarily was used to satisfy the entire indebtedness owed to the Omnis Class 2 Creditors pursuant to the 1998 workout agreement previously entered into between the Company and such creditors. The $250,000 in proceeds from the sale of the 1,000,000 Common Shares to Astoria will be used for Company working capital purposes, primarily to enhance and expand its sales and marketing activities. The major sales and marketing event being currently planned for the Company is a significant presence at the Linux World exhibition in San Jose, California in August 1999.

        On June 2, 1996 the Company sold $7.35 million of 8% Convertible Debentures (the "Notes") under Regulation S of the Securities Act of 1933, as amended. As of June 2, 1997, all of the Notes had either been redeemed or converted and an aggregate of 1,120,221 shares of Common Stock had been issued upon conversion of Notes. See Note 6 of the Notes to the Consolidated Financial Statements.

        The Company's working capital position increased to $390,000 at March 31, 1999 from a deficit of $3 million at March 31, 1998.

        The Company has operated at a loss for the last several years. The Company's new management team has taken steps to improve the Company's cash flow through (i) more aggressive marketing of its products; (ii) focusing research and development expenditures on products that have a shorter return or "payback" period; (iii) improving operational efficiencies and (iv) significantly reducing operating expenses. With these improvements, the Company reduced cash used in operations from $6,180,000 in fiscal year 1998 to $2,514,000 in fiscal year 1999 and the Company currently is generating positive cash flow. There can be no assurance that the Company will be able to achieve profitability in the near future or at all.

        In February 1998, The Nasdaq Stock Exchange de-listed the Company from the Nasdaq SmallCap Market. The Company is now traded on the Nasdaq Bulletin Board (BB). This has had a negative impact on the liquidity of the Company's outstanding common shares. It is not known at this time when or if the Company will be re-listed on the Nasdaq SmallCap Market.

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

ITEM 8. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

        The information required by this Item 8 was reported by the Company in the Forms 8-K dated November 12, 1998 and March 19, 1999 and which are herein incorporated by reference pursuant to Section 304 of Regulation S-B.


PART III

ITEM 9. DIRECTORS, EXECUTIVE OFFICERS, PROMOTERS, AND CONTROL PERSONS; COMPLIANCE WITH SECTION 16(a) OF THE EXCHANGE ACT

        Information regarding directors of the Company is incorporated by reference from "Election of Directors" in the Company's 1999 Proxy Statement for the Company's 1999 Annual Meeting of Stockholders. Current Executive Officers of the Company found under the caption "Executive Officers of the Registrant" in
Part I hereof is also incorporated by reference into this Item 9.


ITEM 10. EXECUTIVE COMPENSATION

        The information required in this item is incorporated by reference from the sections entitled "Executive Compensation", "Election of Directors - Director Compensation", and "Certain Transactions" in the Company's 1999 Proxy Statement.


ITEM 11. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

        The information required by this item is incorporated by reference from the section entitled "Security Ownership of Certain Beneficial Owners and Management" in the Company's 1999 Proxy Statement.


ITEM 12. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

The information required by this Item is incorporated by reference from the sections entitled "Executive Compensation" and "Certain Transactions" in the Company's 1999 Proxy Statement.


ITEM 13. EXHIBITS AND REPORTS ON FORM 8-K

(a) The following documents are filed as a part of this Annual Report on Form 10-KSB:

         1. Consolidated Financial Statements required to be filed by Item 7 of Form 10-KSB. See Consolidated Financial Statements of the Company at page F-1.

         2. Exhibits:

Exhibit Number    Description
--------------    -----------

         3.1      Restated Certificate of Incorporation, as amended and corrected through February 9, 1999.(7)

         3.2      Certificate of Amendment of Certificate of Incorporation dated February 9, 1999.

         3.3      Certificate of Designations dated March 31, 1998, as corrected.(7)

         3.4      Certificate Regarding Series A Preferred Stock of the Omnis Technology Corporation dated February 25, 1999.

         3.5      Certificate of Designations dated March 31, 1999.(14)

         3.6      Bylaws, as amended.(15)

        10.1      Definitive Trust Deed dated October 26, 1983 among Blyth Holdings Limited, Blyth Software Limited and Geoffrey
                  Paul Smith, Paul Nelson Wright and Suntrust Limited (relating to pension scheme).(1)

        10.2      Service Agreement dated July 30, 1990 between OMNIS Technology Corporation and David Seaman.(2)

        10.3      Deed of Guarantee dated June 1, 1993 between OMNIS Technology Corporation and A. Levy & Son Limited.(3)

        10.4      Form of Subscription Agreement for purchase of Units of the Company's securities.(3)

        10.5      Form of Stock Purchase Warrant sold to purchaser of Units of the Company's securities.(3)

        10.6      Common Stock Purchase Agreement dated March 31, 1993 between OMNIS Technology Corporation and General Reinsurance
                  Corp.(4)

        10.7      Form of Indemnification Agreement entered into between the Company and all of its directors and certain of its officers.(4)

        10.8      OMNIS Technology Corporation Amended and Restated 1987 Stock Option Plan, as amended.(4)

        10.9      OMNIS Technology Corporation 1993 Directors' Warrant Plan and form of Director's Warrant.(9)

        10.10     OMNIS Technology Corporation 1994 Employee Stock Purchase Plan, as amended.(10)

        10.11     Registration Rights Agreement effective as of January 3, 1994, between the Company and Migration Software Systems
                  Limited.(4)


        10.12     Warrant to Purchase Shares of Common Stock dated January 3, 1994 granted to
                  Migration Software Systems Limited.(4)

        10.13     Warrant to Purchase Common Stock issued to Swartz Investments, Inc.(5)

        10.14     Form of Registration Rights Agreement among the Company,
                  Purchasers of 8% Convertible Debentures due March 31, 1997 and
                  Swartz Investments, Inc.(5)

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

        10.20     Employee Agreement between the Company and Kevin Doyle dated April 1, 1998.(7)

        10.21     Employee Agreement between the Company and Larry Barcot dated April 1, 1998.(7)

        10.22     Shareholder Rights Agreement dated April 1, 1998.(7)

        10.23     The 1996 Stock Plan and form of Option Agreement.(8)

        10.23     The 1993 Advisors' Warrant Plan and form of warrant.(9)

        10.24     Omnis Technology Corporation 1999 Stock Option Plan and form of Stock Option
                  Agreement.

        10.25     Series A Convertible Preferred Stock Purchase Agreement dated December 31, 1998.(13)

        10.26     Stock Purchase Agreement with Astoria Capital Partners, L.P. ("Astoria") dated March
                  31, 1999.(14)

        10.27     Common Stock Purchase Agreement with Astoria dated March 31, 1999.(14)

        10.28     Common Stock Purchase Agreement with Gwyneth Gibbs dated March 31, 1999.(14)

        10.29     Common Stock Purchase Agreement with Philip and Debra Barrett Charitable Remainder
                  Trust dated March 31, 1999.(14)

        10.30     Common Stock Purchase Agreement with RCJ Capital Partners dated March 31, 1999.(14)

        10.31     Common Stock Purchase Agreement with Rockport Group, L.P. dated March 31, 1999.(14)

        16.1      Letter dated November 11, 1998 from Deloitte & Touche LLP to the Securities and Exchange
                  Commission.(12)

        21.1      Subsidiaries of the Company.(2)

        23.1      Independent Auditors' Consent.

        23.2      Independent Auditors' Consent.

        27.1      Financial data schedule.

    --------------

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

(9) Incorporated herein by reference to the Registrant's Registration Statement on Form S-8 (Registration Number 33-81008) filed June 30, 1994.

(10) Incorporated herein by reference to the Registrant's Registration Statement on Form S-8 (Registration Number 333-38449) filed October 22, 1997.

(11) Incorporated by reference to the Current Report on Form 8-K filed by the Company with the Commission on March 19, 1998.

(12) Incorporated by reference to the Current Report on Form 8-K filed by the Company with the Commission on November 12, 1998.

(13) Incorporated by reference to the Current Report on Form 8-K filed by the Company with the Commission on January 15, 1999.

(14) Incorporated by reference to the Current Report on Form 8-K filed by the Company with the Commission on April 5, 1999.

(15) Incorporated herein by reference to the Annual Report on Form 10-KSB, as amended, for the fiscal year ended March 31, 1998, filed by the Company with the Commission on June 29, 1998.


         (b) Reports were filed by the Company on Form 8-K during the last quarter of the period covered by this report as follows:

               (1) FORM 8-K - JANUARY 15, 1999. This Form 8-K reported the purchase by the Company from Astoria Capital Partners, L.P. of 124,564 shares of Series A Preferred Stock for an aggregate purchase price of $100 on December 31, 1998.

               (2) FORM 8-K - MARCH 19, 1999. This Form 8-K reported the engagement of Grant Thornton LLP as the independent public accountants of the Company.

                                   SIGNATURES

        Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.


Dated:  July 6, 1999                   OMNIS TECHNOLOGY CORPORATION

                                       By:  /s/ GWYNETH M. GIBBS
                                       -------------------------------
                                       Gwyneth M. Gibbs
                                       President and Interim Chief
                                       Executive Officer

        Pursuant to the requirements of the Securities Exchange Act of 1934, as amended, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.

Signatures                          Title                                                 Date
----------                          ------                                                ----
/s/GWYNETH M. GIBBS
-------------------------------
Gwyneth M. Gibbs                    President and Interim Chief Executive Officer        7/6/99


/s/PHILIP D. BARRETT
-------------------------------
Philip D. Barrett                   Chairman                                             7/6/99


/s/GEOFFREY P. WAGNER
-------------------------------
Geoffrey P. Wagner                  Director                                             7/6/99


/s/GERALD F. CHEW
----------------------
Gerald F. Chew                     Director                                              7/6/99


/s/DOUGLAS MARSHALL
----------------------
Douglas Marshall                    Director                                             7/6/99

                                 EXHIBIT INDEX

Exhibit Number    Description
--------------    -----------

         3.1      Restated Certificate of Incorporation, as of October 10, 1997. (7)

         3.2      Certificate of Amendment of Certificate of Incorporation dated February 9, 1999.

         3.3      Certificate of Designations dated March 31, 1998, as corrected.(7)

         3.4      Certificate Regarding Series A Preferred Stock of the Omnis Technology Corporation dated February 25, 1999.

         3.5      Certificate of Designations dated March 31, 1999.(14)

         3.6      Bylaws, as amended.(15)

        10.1      Definitive Trust Deed dated October 26, 1983 among Blyth Holdings Limited, Blyth Software Limited and Geoffrey
                  Paul Smith, Paul Nelson Wright and Suntrust Limited (relating to pension scheme).(1)

        10.2      Service Agreement dated July 30, 1990 between OMNIS Technology Corporation and David Seaman.(2)

        10.3      Deed of Guarantee dated June 1, 1993 between OMNIS Technology Corporation and A. Levy & Son Limited.(3)

        10.4      Form of Subscription Agreement for purchase of Units of the Company's securities.(3)

        10.5      Form of Stock Purchase Warrant sold to purchaser of Units of the Company's securities.(3)

        10.6      Common Stock Purchase Agreement dated March 31, 1993 between OMNIS Technology Corporation and General Reinsurance
                  Corp.(4)

        10.7      Form of Indemnification Agreement entered into between the Company and all of its directors and certain of its officers.(4)

        10.8      OMNIS Technology Corporation Amended and Restated 1987 Stock Option Plan, as amended.(4)

        10.9      OMNIS Technology Corporation 1993 Directors' Warrant Plan and form of Director's Warrant.(9)

        10.10     OMNIS Technology Corporation 1994 Employee Stock Purchase Plan, as amended.(10)

        10.11     Registration Rights Agreement effective as of January 3, 1994, between the Company and Migration Software Systems
                  Limited.(4)


        10.12     Warrant to Purchase Shares of Common Stock dated January 3, 1994 granted to
                  Migration Software Systems Limited.(4)

        10.13     Warrant to Purchase Common Stock issued to Swartz Investments, Inc.(5)

        10.14     Form of Registration Rights Agreement among the Company,
                  Purchasers of 8% Convertible Debentures due March 31, 1997 and
                  Swartz Investments, Inc.(5)

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

        10.20     Employee Agreement between the Company and Kevin Doyle dated April 1, 1998.(7)

        10.21     Employee Agreement between the Company and Larry Barcot dated April 1, 1998.(7)

        10.22     Shareholder Rights Agreement dated April 1, 1998.(7)

        10.23     The 1996 Stock Plan and form of Option Agreement.(8)

        10.23     The 1993 Advisors' Warrant Plan and form of warrant.(9)

        10.24     Omnis Technology Corporation 1999 Stock Option Plan and form of Stock Option
                  Agreement.

        10.25     Series A Convertible Preferred Stock Purchase Agreement dated December 31, 1998.(13)

        10.26     Stock Purchase Agreement with Astoria Capital Partners, L.P. ("Astoria") dated March
                  31, 1999.(14)

        10.27     Common Stock Purchase Agreement with Astoria dated March 31, 1999.(14)

        10.28     Common Stock Purchase Agreement with Gwyneth Gibbs dated March 31, 1999.(14)

        10.29     Common Stock Purchase Agreement with Philip and Debra Barrett Charitable Remainder
                  Trust dated March 31, 1999.(14)

        10.30     Common Stock Purchase Agreement with RCJ Capital Partners dated March 31, 1999.(14)

        10.31     Common Stock Purchase Agreement with Rockport Group, L.P. dated March 31, 1999.(14)

        16.1      Letter dated November 11, 1998 from Deloitte & Touche LLP to the Securities and Exchange
                  Commission.(12)

        21.1      Subsidiaries of the Company.(2)

        23.1      Independent Auditors' Consent.

        23.2      Independent Auditors' Consent.

        27.1      Financial data schedule.

    --------------

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

(9) Incorporated herein by reference to the Registrant's Registration Statement on Form S-8 (Registration Number 33-81008) filed June 30, 1994.

(10) Incorporated herein by reference to the Registrant's Registration Statement on Form S-8 (Registration Number 333-38449) filed October 22, 1997.

(11) Incorporated by reference to the Current Report on Form 8-K filed by the Company with the Commission on March 19, 1998.

(12) Incorporated by reference to the Current Report on Form 8-K filed by the Company with the Commission on November 12, 1998.

(13) Incorporated by reference to the Current Report on Form 8-K filed by the Company with the Commission on January 15, 1999.

(14) Incorporated by reference to the Current Report on Form 8-K filed by the Company with the Commission on April 5, 1999.

(15) Incorporated herein by reference to the Annual Report on Form 10-KSB, as amended, for the fiscal year ended March 31, 1998, filed by the Company with the Commission on June 29, 1998.


         (b) Reports were filed by the Company on Form 8-K during the last quarter of the period covered by this report as follows:

               (1) FORM 8-K - JANUARY 15, 1999. This Form 8-K reported the purchase by the Company from Astoria Capital Partners, L.P. of 124,564 shares of Series A Convertible Preferred Stock for an aggregate purchase price of $100 on December 31, 1998.

               (2) FORM 8-K - MARCH 19, 1999. This Form 8-K reported the engagement of Grant Thornton LLP as the independent public accountants of the Company.