Form 10KSB/A
period 1999-03-31
OMNIS TECHNOLOGY CORP
filed 1999-07-29
CIK 820738

                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                 FORM 10-KSB/A


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

None.

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

        In April 1999, the Board of Directors determined that it was in the best interests of the Company to adopt the Omnis Technology Corporation 1999 Stock Option Plan (the "1999 Plan") to consolidate options to be issued to directors, officers, key employees, consultants and advisors under a single option plan and to terminate the Directors Plan, the Advisors Plan and the 1996 Plan, except as to warrants and options then issued and outstanding under such plans. The 1999 Plan was adopted by the Board of Directors and 1,500,000 shares of the common stock of the Company were reserved for issuance under the 1999 Plan. The Board of Directors plans to present the 1999 Plan for approval to the stockholders of the Company at their 1999 annual meeting. Subject to the approval of the stockholders, in April 1999 the Company granted incentive stock options to its employees to acquire a total of 411,000 shares of the common stock of the Company at an exercise price of $1.02 per share, with the right to exercise such options vesting over a three-year period.

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

        In April 1999, the Board of Directors adopted the Omnis Technology Corporation 1999 Stock Option Plan (the "1999 Plan") in order to consolidate options to be issued to directors, officers, key employees, consultants and advisors under a single option plan and to terminate prior stock plans. The 1999 Plan was adopted by the Board of Directors and 1,500,000 shares of the common stock of the Company were reserved for issuance under the Plan. The Board of Directors will present the 1999 Plan for approval to the stockholders of the Company at their annual meeting. Subject to stockholder approval, in April 1999 the Company granted incentive stock options to its employees to acquire a total of 411,000 shares of the common stock of the Company at an exercise price of $1.02 per share, with the right to exercise such options vesting over a three-year period.

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

        The Company has plans to expand sales growth by making additional sales to its current customer base and increasing the number of new customers. An important part of the Company's growth strategy is to widen market penetration and sales through VARs, service providers and other partnerships. Because applications developed by these partners require users of the applications to purchase deployment licenses from the Company, the Company intends to develop additional revenue by encouraging these partners to expand their development efforts using the Company's software development tools.


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

        Mr. Simmons is the Vice President of North American Operations and has served in this position since January 1999. He joined the Company in August 1995, and has held a variety of positions within the UK Sales and Marketing division. Prior to joining the Company, Mr. Simmons worked for a Rapid Application Development tool vendor for 18 months.

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


ELECTION OF DIRECTORS

         The Bylaws of the Company provide that the Board of Directors shall be composed of seven Directors divided into three classes composed of two members in each of Classes I and II and three members in Class III. The Directors are elected to serve staggered three-year terms, with the term of one class of Directors expiring each year.

         In July 1998 Mr. David Colby and Mr. William Konrad resigned from the Board of Directors stating time constraints with other business interests were too demanding to permit them to serve as active directors of the Company. At that time the Board of Directors appointed Mr. Philip Barrett, Mr. Gerald Chew, Mr. Douglas Marshall and Mr. Geoffrey Wagner to serve as directors of the Company. Mr. Kenneth Holmes then resigned from the Board of Directors in October 1998 in connection with his departure from the Company. Mr. Richard Hanschen was appointed Chairman of the Board at that time. Mr. Hanschen then resigned as the Chairman of the Board and as a director of the Company in December 1998. At that time Mr. Philip Barrett was appointed Chairman of the Board. Mrs. Gwyneth Gibbs, the President and interim Chief Executive Officer of the Company, was appointed as an additional director of the Company in February 1999.

         The members of the Board of Directors of the Company as of March 31, 1999 and currently are Mr. Philip Barrett, Mr. Gerald Chew, Mrs. Gwyneth Gibbs, Mr. Douglas Marshall and Mr. Geoffrey Wagner.

         The term of the following Class I Directors will expire at the 1999 Annual Meeting of Stockholders:


Name of Director           Age*                         Principal Occupation                        Director Since
----------------           ----                         --------------------                        --------------
Douglas Marshall(1)         43     Vice President of Marketing - Bank of America                         1998

Geoffrey Wagner(2)          42     General Partner, Rockport Group L.P., a private investment firm       1998

         There are no arrangements or understandings between any Director or executive officer and any other person pursuant to which he or she is or was to be selected as a Director or officer of the Company.

         The term of the following Class III Director will expire at the 2000 Annual Meeting of Stockholders:


Name of Director            Age*                         Principal Occupation                        Director Since
----------------            ----                         --------------------                        --------------
Gwyneth Gibbs               56     President and Interim Chief Executive Officer of the Company           1999

         The term of the following Class II Directors will expire at the 2001 Annual Meeting of Stockholders:


Name of Director           Age*                         Principal Occupation                         Director Since
----------------           ----                         --------------------                         --------------
Gerald Chew(1)              39     Executive Vice President of Ancora Capital & Management Group,         1998
                                   LLC, and Managing Director of The Cairn Group, a management consulting firm

Philip Barrett(2)           43     Chairman of the Board                                                  1998

-----------------------

*        As of July 15, 1999.

(1)      Member of the Compensation Committee

(2)      Member of the Audit Committee

         Except as follows, each nominee or director has been engaged in his principal occupation set forth above during the past five years; there is no family relationship between any director or executive officer of the Company.

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

         Mr.Chew is currently Executive Vice President of Ancora Capital & Management Group, LLC since June 1998 and Managing Director of The Cairn Group since February 1997. From August 1996 to February 1997, he was Chief Operating Officer of SpotMagic, Inc. From November 1992 to July 1996, Mr. Chew served as Executive Director of Strategy Development for U S WEST, Inc. Since December 1995, Mr. Chew has served as Director of MDSI Mobile Data Solutions, Inc. Mr. Chew also serves as a Director of a number of private companies.

         Mrs. Gibbs was appointed President and interim Chief Executive Officer of the Company in October 1998, and was elected to the Board of Directors in February 1999. She joined the Company in October 1994, was initially responsible for Research and Development in Europe and subsequently was assigned worldwide responsibility for Research and Development in January 1998. Prior to joining the Company, Mrs. Gibbs was Technical Director of an intelligent database start-up for 6 years, and before that held a number of positions in UK development organizations.

         Mr. Marshall is currently Vice President with Bank of America where he has held a number of marketing positions including Vice President of Advertising and Marketing Communications as well as product development and management roles. Prior to joining Bank of America in August of 1994, Mr. Marshall served as Marketing Director and Northwest Region manager for US Travel, a global travel management company. From June 1984 to July 1998, Mr. Marshall held a number of marketing positions with Seafirst Bank, a Seattle, Washington-based subsidiary of Bank of America Corporation.

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

         BOARD MEETINGS AND COMMITTEES

         The Board of Directors of the Company held a total of twelve meetings and did not take any action by written consent during the fiscal year ended March 31, 1999. No Director serving during the fiscal year attended fewer than 75% of the aggregate of all meetings of the Board of Directors and the committees of the Board upon which such Director served, except Mr. Marshall.

         The Company has a Compensation Committee and an Audit Committee of the Board; the Board of Directors does not have any nominating committee or any committee performing such functions. The Compensation Committee is generally responsible for evaluating and recommending to the Board of Directors of the Company the granting of stock options to employees, including officers, and other eligible persons, and the setting of compensation for the executive officers of the Company. The executive officers of the Company have been delegated the responsibility of administering compensation programs (other than stock based) for the other employees of the Company, subject to overall budget review and approval by the Board of Directors.

         During the fiscal year ended March 31, 1999, the Compensation Committee of the Board of Directors consisted of Messrs. Hanschen and Konrad from April 1, 1998 through July 17, 1998, and consisted of Directors Barrett and Chew and, while he was a director, Mr. Hanschen, until February of 1999, when the Board of Directors appointed Messrs. Chew and Marshall to such committee. Messrs. Chew and Marshall are currently the members of such committee. The Compensation Committee conducted two meetings during the past fiscal year.

         The Audit Committee is generally responsible for recommending engagement of the Company's independent public accountants and is generally responsible for approving the services performed by such independent public accountants and for reviewing and evaluating the Company's accounting principles and its system of internal accounting controls.

         During the last fiscal year, the Audit Committee of the Board of Directors consisted of Messrs. Hanschen and Konrad from April 1, 1998 through July 17,

1998, and consisted of Messrs. Marshall and Wagner from July 17, 1998 until February of 1999. In February 1999 the Board of Directors appointed Messrs. Barrett and Wagner to such committee. Messrs. Barrett and Wagner are currently the members of the Audit Committee, and such Audit Committee conducted five meetings during the past fiscal year.


         DIRECTOR COMPENSATION

         The Company reimburses Directors for travel and other out-of-pocket expenses incurred in attending Board meetings but no cash compensation is otherwise paid to Directors.

         The 1993 Directors' Warrant Plan (the "Director Plan") was adopted by the Board of Directors in September 1993 and was approved by the stockholders in August 1994. The Director Plan provided for automatic non-discretionary grants of warrants to non-employee Directors ("Outside Directors"). Each Outside Director elected on or after the date of adoption of the Director Plan was automatically granted a warrant to purchase 30,000 shares of Common Stock upon the date he or she became a Director of the Company (an "Initial Warrant") pursuant to a vesting schedule related to the term of such Director. Directors Mr. Barrett, Mr. Chew, Mr. Marshall, and Mr. Wagner each received such a grant when they were appointed to the Board of Directors. Thereafter, each Outside Director was automatically granted a warrant to purchase 5,000 shares of Common Stock on September 1 of each year, provided that he or she had served for at least six (6) months as of such date and was then serving as an Outside Director ("Subsequent Warrant").

         In April 1999, the Board of Directors determined that it was in the best interests of the Company to adopt the Omnis Technology Corporation 1999 Stock Option Plan (the "1999 Plan") to consolidate options to be issued to directors, officers, key employees, consultants and advisors under a single option plan and to terminate the Director Plan, the 1993 Advisors Plan and the 1996 Stock Option Plan, except as to warrants and options then issued and outstanding under such plans. The 1999 Plan was adopted by the Board of Directors and 1,500,000 shares of the common stock of the Company were reserved for issuance under the 1999 Plan. The Board of Directors plans to present the 1999 Plan for approval to the stockholders of the Company at their 1999 annual meeting.

         As of July 27, 1999, warrants to purchase approximately 131,375 shares of the Company's Common Stock under the Director Plan were outstanding.

         Current Executive Officers of the Company found under the caption "Executive Officers of the Registrant" in Part I hereof is also incorporated by reference into this Item 9.

COMPLIANCE WITH SECTION 16(a) OF THE EXCHANGE ACT

         Section 16(a) of the Securities Exchange Act of 1934 requires the Company's officers and Directors, and persons who own more than ten percent of a registered class of the Company's equity securities, to file reports of ownership on Form 3 and changes in ownership on Form 4 or 5 with the Securities and Exchange Commission (the "SEC") and the National Association of Securities Dealers, Inc. Such officers, Directors and ten-percent stockholders are also required by SEC rules to furnish the Company with copies of all forms that they file pursuant to Section 16(a). Based solely on its review of the copies of such forms received by it, the Company believes that all Section 16(a) filing requirements applicable to its officers, Directors and ten-percent stockholders were complied with in a timely fashion, except Astoria Capital Partners LP filed two late reports, each of which was related to one transaction, and failed to file Form 5 related to the fiscal year ended March 31, 1999, Mr. Wagner filed two late reports, each of which was related to one transaction, and Mr. Barrett failed to file Form 5 related to the fiscal year ended March 31, 1999.


ITEM 10. EXECUTIVE COMPENSATION


         SUMMARY COMPENSATION

         The following table shows, as to the Chief Executive Officer and each of the other current executive officers and former executive officers whose salary plus bonus exceeded $100,000, information concerning compensation awarded to, earned by or paid for services to the Company in all capacities during the last three fiscal years:

                           SUMMARY COMPENSATION TABLE


                                                                                                   Long-term
                                                                                                  Compensation
                                                      Annual Compensation                            Awards
                                       -----------------------------------------------------------------------
                                                                                 Other Annual                       All Other
Name and Principal Position            Year        Salary($)       Bonus($)    Compensation($)      Options      Compensation($)
---------------------------            ----        ---------       --------    ---------------  ------------     ---------------
Gwyneth Gibbs(1)                       1999          79,874          33,209          22,855           5,000              --
Interim Chief Executive                1998          77,117              --          23,386              --              --
Officer, Vice President                1997          65,542              --          22,276           1,000              --

David R. Seaman(2)                     1999         143,253              --          51,256           5,000              --
Chief Technical Officer and            1998         142,069              --          35,150           2,000              --
Research and Development               1997         126,580              --          56,009           1,000              --
Director

Larry Barcot(3)                        1999          80,000          30,000              --         240,000              --
                                       1998              --              --              --              --              --
                                       1997              --              --              --              --              --

Matthew Simmons(4)                     1999          45,004              --          81,211           3,500              --
                                       1998          32,690              --          63,645              --              --
                                       1997          24,578              --          17,696             500              --

Kevin Doyle(5)                         1999          79,167          32,500              --         300,000              --
                                       1998              --              --              --              --              --
                                       1997              --              --              --              --              --

Kenneth Holmes(6)                      1999          53,098          56,667              --         100,000              --
                                       1998          53,447          26,681              --              --              --
                                       1997              --              --              --              --              --


-----------------------

(1) Mrs. Gibbs joined the Company in October 1994, was initially responsible for Research and Development in Europe and subsequently was assigned worldwide responsibility for Research and Development in January 1998. Mrs. Gibbs was appointed President and interim Chief Executive Officer of the Company in October 1998, and was elected to the Board of Directors in February 1999. Prior to joining the Company, Mrs. Gibbs was Technical Director of an intelligent database start-up for 6 years, and before that held a number of positions in UK development organizations. Mrs. Gibbs is paid in U.K. pounds sterling, which have been converted into U.S. dollars at the exchange rate in effect on March 31 of the applicable fiscal year. "Other Annual Compensation" represents amounts contributed to the OMNIS Software Limited Retirement Scheme on Mrs. Gibbs' behalf (an aggregate of $20,482 in 1997, $21,459 in 1998 and $20,921 in 1999).

(2) Mr. Seaman, 46*, is the Chief Technical Officer of the Company. He has served as a Vice President of the Company since June 1990 and has served as Research and Development Director since June 1982. He served as Managing Director of Blyth Software, Ltd. (now OMNIS Software Ltd.) from September of 1990 until June of 1993. Mr. Seaman is paid in U.K. pounds sterling, which have been converted into U.S. dollars at the exchange rate in effect on March 31 of the applicable fiscal year. "Other Annual Compensation" represents the value of the use of an automobile and amounts paid or reimbursed for automobile use ($16,805 in 1997, $3,343 in 1998 and $12,875 in 1999) and amounts contributed to the OMNIS Holdings Limited Retirement Benefits Scheme and the OMNIS Software Limited Retirement Scheme on Mr. Seaman's behalf (an aggregate of $39,204 in 1997, $31,807 in 1998 and $38,381 in 1999).

(3) Mr. Barcot, 50*,is the Vice President of North American Sales and has served in this position since April 1998. Mr. Barcot had been involved in the technology industry since 1976. Since 1984, Mr. Barcot has provided consulting and software development services for companies on an international basis with the majority of software development projects completed using tools from OMNIS Software.

(4) Mr. Simmons, 25*, is the Vice President of North American Operations and has served in this position since January 1999. He joined the Company in August 1995, and has held a variety of positions within the UK Sales and Marketing division. Prior to joining the Company, Mr. Simmons worked for a Rapid Application Development tool vendor for 18 months. Mr. Simmons is paid in U.K. pounds sterling, which have been converted into U.S. dollars at the exchange rate in effect on March 31 of the applicable fiscal year. "Other Annual Compensation" represents the value of the use of an automobile and amounts paid or reimbursed for automobile use ($10,059 in 1998 and $3,603 in 1999), a mobile phone ($322 in 1999), amounts contributed to the OMNIS Software Limited Retirement Scheme on Mr. Simmons' behalf (an aggregate of $419 in 1998 and $1,807 in 1999) and commissions ($17,696 in 1997, $57,683 in 1998 and $71,135 in
1999).

(5) Mr. Doyle, 43*, served as Vice President of Marketing for the Company since he joined the Company in April of 1998 until his employment terminated as of January 15, 1999. Prior to joining the Company, Mr. Doyle has had over 22 years of technology consulting experience, including over 14 years experience developing and delivering solutions using the products of OMNIS Software. Mr. Doyle was a founder of the Macintosh Consultants Network, formed in 1988.

(6) Mr. Holmes, 33*, served as Chairman, interim Chief Executive Officer, and Chief Financial Officer of the Company from February 1998, and Director of Finance from his joining the Company in August of 1997, until he resigned from the Board of Directors in October 1998. Prior to joining the Company, Mr. Holmes served as Assistant Controller of NeXT Software, Inc. from July 1996 to March 1997. From March 1994 to July 1996, Mr. Holmes was Controller at ENlighten Software Solutions, Inc., a worldwide independent supplier of software for system administration. Mr. Holmes was an accountant with KPMG Peat Marwick LLP from August 1991 through March 1994.

(*)      Ages are as of July 15, 1999.



         STOCK OPTION GRANTS AND EXERCISES

         The following table shows, as to the individuals named in the Summary Compensation Table above (the "Named Executive Officers"), information concerning stock options granted during the fiscal year ended March 31, 1999. This table also sets forth hypothetical gains or "option spreads" for the options at the end of their respective ten-year terms, as calculated in accordance with the Rules of the Securities and Exchange Commission. Each gain is based on an arbitrarily assumed annualized rate of compound appreciation of the market price at the date of the grant of 5% and 10% from the date the option was granted to the end of the option term. The 5% and 10% rates of appreciation are specified by the rules of the Securities and Exchange Commission and do not represent the Company's estimate or projection of future Common Stock prices. The Company does not necessarily agree that this method properly values an option. Actual gains, if any, on option exercises are dependent on the future performance of the Company's Common Stock and overall market conditions.


                             Option Grants in the Last Fiscal Year                              Potential Realizable
                                     Individual Grants(1)                                      Value at Assumed Annual
                    -------------------------------------------------------------------          Rates of Stock Price
                                          % of Total Options                                       Appreciation of
                    Number of Securities      Granted to        Exercise                            Option Term(3)
                      Underlying Options     Employees in        Price       Expiration        -----------------------
Name                     Granted(1)(#)      Fiscal Year(2)       ($/Sh)         Date             5%($)          10%($)
----                --------------------    ---------------     --------     ----------        -----------------------
David R. Seaman              5,000               0.68%            0.75         5/19/08           2,358           5,977
Gwyneth Gibbs                5,000               0.68%            0.75         5/19/08           2,358           5,977
Larry Barcot               240,000              32.81%            0.78          4/1/08         117,880         298,731
Matt Simmons                 3,500               0.48%            0.75         5/19/08           1,651           4,184
Kevin Doyle (4)            300,000              41.01%            0.78          4/1/08         147,350         373,414
Kenneth Holmes (5)         100,000              13.67%            0.75         5/19/08          47,167         119,531

(1) Options granted under the Company's 1987 Stock Option Plan or 1996 Stock Option Plan are granted with an exercise price not less than at 100% of fair market value of the Company's Common Stock at the date of grant and generally vest over a four-year period.

(2) During the fiscal year ended March 31, 1999, the Company granted a total of 731,500 options and warrants to employees subject to certain vesting schedules and other conditions.

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

(4) The Employment Agreement dated as of April 1, 1998 between the Company and Mr. Doyle terminated on January 15, 1999, except that in the event the average of the closing price of a share of Common Stock on each of the days from September 21, 1999 through September 30, 1999 meets or exceeds $6, then a certain number of shares will vest based on a sliding scale from 75,000 shares related to a price of $6 per share up to a maximum of 300,000 shares related to a price of $18 per share, in which case Mr. Doyle will have 3 months after September 30, 1999 to exercise the option with respect to any such vested shares.

(5) Mr. Holmes resigned in October of 1998 prior to the vesting of any options granted to him.

(#)      Employees who are eligible may participate in the 1994 Stock Purchase
Plan ("Purchase Plan") to purchase up to $25,000 of shares of the Common Stock of the Company during each calendar year at 85% of fair market value as described in more detail below in "Other Employee Benefit Plans--1994 Employee Stock Purchase Plan." None of Mrs. Gibbs, Mr. Seaman, Mr. Simmons or Mr. Barcot elected to purchase shares under the Purchase Plan during fiscal 1999. As of July 27, 1999, Mrs. Gibbs, Mr. Seaman, Mr. Simmons and Mr. Barcot are eligible to participate in the Purchase Plan.

         No options were exercised by the Named Executive Officers during the last fiscal year. The following table shows, as to the Named Executive Officers, the value of unexercised options at March 31, 1999. None of these options were in-the-money as of March 31, 1999.



                    AGGREGATED FISCAL YEAR-END OPTION VALUES


                                          Number of Securities
                                         Underlying Unexercised
                                              Options/SARS
                                         at March 31, 1999(#)(1)
                                  -------------------------------------
Name                              Exercisable             Unexercisable          Value
----                              -----------             -------------          -----
Gwyneth Gibbs                        2,395                   5,605                 $*
David R. Seaman                     11,610                   6,390                  *
Matthew Simmons                        291                   3,810                  *
Larry Barcot                             0                 240,000                  *
Kevin Doyle(2)                           0                 300,000                  *
Kenneth Holmes(3)                        0                       0                  *

-----------------------

(1) The Company has not granted any stock appreciation rights and its stock plans do not provide for the granting of such rights.

(2) The Employment Agreement dated as of April 1, 1998 between the Company and Mr. Doyle terminated on January 15, 1999, except that in the event the average of the closing price of a share of Common Stock on each of the days from September 21, 1999 through September 30, 1999 meets or exceeds $6, then a certain number of shares will vest based on a sliding scale from 75,000 shares related to a price of $6 per share up to a maximum of 300,000 shares related to a price of $18 per share, in which case Mr. Doyle will have 3 months after September 30, 1999 to exercise the option with respect to any such vested shares.

(3) Mr. Holmes resigned in October of 1998 prior to the vesting of any options granted to Mr. Holmes.

(*)      The value is negative.


         OTHER EMPLOYEE BENEFIT PLANS

         Employment Contracts

         The Service Agreement effective April 1, 1990 between the Company and Mr. Seaman retains Mr. Seaman as the Company's Chief Technical Officer for an initial term of four (4) years, which is automatically renewed for subsequent two year terms unless the agreement is terminated by either party by delivery of six months prior notice. The Service Agreement was automatically renewed for two year terms in April 1994, April 1996, and April 1998. It provides for an annual base salary of 48,000 pounds sterling, with annual increases based on a United Kingdom consumer index throughout the term of the agreement. In addition, Mr. Seaman is entitled to an annual incentive bonus of 25% of his base salary if certain annual profitability goals are achieved (no bonuses have been paid to date), to an automobile and payments or reimbursements for automobile expenses, and to Company contributions to a retirement plan on his behalf. See "OMNIS Holdings Limited Retirement Benefits Scheme" and "OMNIS Software Limited Retirement Benefits Scheme."

         The Employment Agreement effective April 1, 1998 between the Company and Mr. Barcot provides employment on an at-will basis with an annual salary of $80,000. In addition, Mr. Barcot is entitled to receive up to 150% of his annual salary if certain profitability goals are achieved and to options for 240,000 shares of the Company's common stock vesting over six years, though such shares may vest earlier on September 30, 1999 if the Company's average closing sale price of its common stock for the ten trading days ending on September 30, 1999 ("Average Closing Sale Price") meets or exceeds certain levels.

         The Employment Agreement dated as of April 1, 1998 between the Company and Mr. Doyle terminated on January 15, 1999, except that in the event the average of the closing price of a share of Common Stock on each of the days from September 21, 1999 through September 30, 1999 meets or exceeds $6, then a certain number of shares will vest based on a sliding scale from 75,000 shares related to a price of $6 per share up to a maximum of 300,000 shares related to a price of $18 per share, in which case Mr. Doyle will have 3 months after September 30, 1999 to exercise the option with respect to any such vested shares.


         OMNIS Holdings Limited Retirement Benefits Scheme

         The Company, through its United Kingdom subsidiary, OMNIS Holdings Limited (formerly Blyth Holdings Limited), sponsors a retirement plan, the OMNIS Retirement Benefits Scheme ("OHL Retirement Plan"). The only participant in the OHL Retirement Plan is David R. Seaman. Participation in the OHL Retirement Plan is frozen; no additional employees may participate. The OHL Retirement Plan provides retirement benefits upon attainment of normal retirement age and incidental benefits in case of death or termination of employment prior to retirement. A participant's normal retirement benefit is 66.66% of his final remuneration, reduced if the participant has less than ten years of service with OMNIS Holdings Limited. OMNIS Holdings Limited makes annual contributions under the OHL Retirement Plan to fund promised retirement benefits. The OHL Retirement Plan is partially insured through the Sun Life Assurance Society. The assets held under the OHL Retirement Plan which are not used to pay insurance premiums are held in trust for investment purposes for the benefit of the OHL Retirement Plan. OMNIS Holdings Limited retains the right to terminate the OHL Retirement Plan at any time upon thirty days prior written notice.

         OMNIS Software Limited Retirement Benefits Scheme

         The Company also sponsors a retirement plan called the OMNIS Software Ltd. Retirement Benefits Scheme ("OMNIS Software Retirement Plan") for substantially all employees of OMNIS Software Limited (formerly Blyth Software Limited). The OMNIS Software Retirement Plan provides retirement benefits upon attainment of normal retirement age and incidental benefits in case of death or termination of employment prior to retirement. OMNIS Software Limited makes annual contributions under the OMNIS Software Retirement Plan to fund promised retirement benefits. In addition, participants are entitled to make voluntary contributions under the OMNIS Software Retirement Plan to increase their benefits. Currently, OMNIS Software Limited contributes an amount equal to 1/8% of each participants' compensation under the OMNIS Software Retirement Plan. OMNIS Software Limited retains the right to terminate the OMNIS Software Retirement Plan at any time upon thirty days prior written notice.


         401 (k) Employee Savings Plan

         The Company established a 401 (k) Employee Savings and Retirement Plan (the "401 (k) Plan") in November 1992. The 401 (k) Plan is a qualified profit sharing plan and salary deferral program under the Federal tax laws and is administered by the Company. All employees of the Company (except for certain specifically excluded classifications as defined in the 401 (k) Plan) are eligible to participate in the 401 (k) Plan on the first day of each quarter upon attainment of age 21. Participants may defer from 1% to 15% of their total salary (including bonuses and commissions) each pay period through contributions to the 401 (k) Plan. The Company makes a matching contribution of 10% of the amount contributed by the participant up to a maximum of 15% of the salary deferral. All salary deferral and Company matching contributions are credited to separate accounts maintained in trust for each participant and are invested, at the participant's direction, in one or more of the investment funds available under the 401 (k) Plan. All account balances are adjusted at least annually to reflect the investment earnings and losses of the trust fund.

         Each participant is fully vested in the portion of his or her account under the 401 (k) Plan which such participant contributed. The portion contributed by the Company vests over live years. Distribution may be made from a participant's account upon termination of employment, retirement, disability, death or in the event of financial hardship or attainment of age 59-1/2.

         The federal tax laws limit the amount which may be added to a participant's account for any one year under a qualified plan such as the 401
(k) Plan to the lesser of (i) $30,000 or (ii) 25% of the Participant's compensation (net of salary deferral contributions) for the year. In addition, not more than $9,500 of compensation may be deferred by a participant through salary deferral contributions in any one calendar year.

         This program was suspended in fiscal year 1998 and the Company plans to reinstate it in fiscal year 2000, if appropriate under the circumstances.


         1994 Employee Stock Purchase Plan

         The 1994 Employee Stock Purchase Plan (the "Purchase Plan") was adopted by the Board of Directors in May 1994 and the stockholders of the Company in August 1994. As a result of a 1-for-10 reverse split approved by the stockholders at the 1997 Annual Meeting (the "Reverse Split"), the total of 400,000 shares of Common stock then reserved for issuance under the Purchase Plan were split into 40,000 shares. In July 1998 the Board of Directors amended the Purchase Plan to increase the number of shares of common stock of the Company reserved for issuance under the Plan to 250,000 and this amendment was approved by the stockholders in the 1998 Annual Meeting. As of March 31, 1999 the number of shares of common stock of the Company elected to be purchased by participating employees of the Company was 39,340 when adjusted for the reverse stock split in 1997 under the terms of the Plan.

         Administration. The Purchase Plan, which is intended to qualify under
Section 423 of the Code, is administered by the Board of Directors or its Compensation Committee (the "Plan Administrator"). The Compensation
Committee of the Board of Directors currently acts as Plan Administrator of the Purchase Plan. All questions of interpretation or application of the Purchase Plan are determined by the Plan Administrator, and its decisions are final, conclusive and binding upon all participants.

         Eligibility and Participation; Withdrawal. Company employees are eligible to participate in the Purchase Plan if they are customarily employed for at least 20 hours per week and more than five months per year. Moreover, the Board may designate that such employees of its subsidiaries are eligible to participate in the Purchase Plan. However, no employee may be granted the right to purchase more than $25,000 of common stock in any calendar year determined with reference to the grant date of the right to purchase during the applicable offering period.

         Eligible employees become participants in the Purchase Plan by filing with the payroll office of the Company a subscription agreement authorizing payroll deductions prior to the applicable offering date of up to 10 percent of the employee's compensation for an Offering Period (as defined below). An employee may withdraw from the Purchase Plan at any time by giving written notice to the Company. In such a case, all of the payroll deductions credited to the employee's account and not yet used to purchase common stock are refunded.

         Offering Periods. The Purchase Plan is implemented by consecutive and overlapping offering periods of two years ("Offering Periods") with a new Offering Period commencing on the first trading day on or after October 1 and April 1 of each year. The Plan Administrator may change the commencement date and duration of Offering Periods without obtaining stockholder approval.

         Purchase Price. The purchase price per share at which shares are sold to employees under the Purchase Plan is 85 percent of the lower of the fair market value of the Company's common stock (a) on the date of commencement of the Offering Period or (b) on the applicable Exercise Date within such Offering Period. The applicable "Exercise Date" is the last day of the particular six-month exercise period within the Offering Period. The fair market value of the Company's common stock on a given date is determined with reference to the closing sale price for the Company's common stock or the average of the closing bid and ask prices for the common stock on the date of such determination pursuant to standards set forth in the Plan. In the absence of an established market for the common stock, the fair market value shall be determined in good faith by the Board of Directors.

         Additional information required in this item is incorporated by reference from Item 9 entitled "Directors, Executive Officers, Promoters, and Control Persons; Compliance with Section 16(a) of the Exchange Act" and Item 12 entitled "Certain Relationships and Related Transactions."

ITEM 11. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

         The following table sets forth as of July 27, 1999, certain information with respect to the beneficial ownership of the Company's voting securities by
(i) any person (including any "group" as that term is used in Section 13 (d) (3) of the Exchange Act) known by the Company to be the beneficial owner of more than 5% of any class of the Company's voting securities, (ii) each Director and each nominee for Director, (iii) each of the named executive officers identified in the Summary Compensation Table appearing herein, and (iv) all Directors and executive officers of the Company as a group.


                                                                      Number of       Percent of     Number of       Percent of
                                                                      Shares of        Total of      Shares of       Total of
                                                                      Preferred        Preferred       Common         Common
Name and Address(1)                                                   Stock(2)         Stock(2)        Stock           Stock
--------------------                                                  ---------        ---------     ---------       ---------
Astoria Capital Partners L.P. ..................................        300,000          100.0%      3,543,344           36.2%
     735 Second Avenue
     San Francisco, CA94118
Philip Barrett(3) .............................................................................      1,661,666           17.0%
Gerald Chew(4) ................................................................................         11,666             *
Gwyneth Gibbs(5) ..............................................................................         84,250             *
Douglas Marshall(6) ...........................................................................         11,666             *
Geoffrey Wagner(7) ............................................................................      2,291,666           23.4%
David Seaman(8) ...............................................................................         24,448             *
Matt Simmons(9) ...............................................................................        174,829            1.8%
Larry Barcot(10) ..............................................................................         61,066             *
Kevin Doyle(11) ...............................................................................              0            0.0%
Kenneth Holmes ................................................................................              0            0.0%
All Directors and executive officers as a group (8 persons)(12) ...............................      4,321,257           44.1%

-----------------------

* Less than 1%

(1) Except as otherwise indicated below, the persons whose names appear in the table above have sole voting and investment power with respect to all shares of stock shown as beneficially owned by them, subject to community property laws, where applicable.

(2) "Preferred Stock" refers to the Series A Convertible Preferred Stock, which is convertible into 1.667 shares of the Common Stock.

(3) Includes Warrants to purchase 11,666 shares of Common Stock convertible within 60 days of July 27, 1999 held by Mr. Barrett and 1,650,000 shares of Common Stock owned by Philip and Debra Barrett Charitable Remainder Trust, of which Mr. Barrett is a trustor and a trustee. Grant of warrants subject to qualification with State securities laws.

(4) Represents Warrants to purchase shares of Common Stock convertible within 60 days of July 27, 1999 held by Mr. Chew. Grant of warrants subject to qualification with State securities laws.

(5) Includes options to purchase 4,250 shares of Common Stock exercisable within sixty (60) days of July 27, 1999 held by Mrs. Gibbs.

(6) Represents Warrants to purchase shares of Common Stock convertible within 60 days of July 27, 1999 held by Mr. Marshall. Grant of warrants subject to qualification with State securities laws.

(7) Includes warrants to purchase 11,666 shares of Common Stock convertible within 60 days of the Record Date held by Mr. Wagner, 1,420,000 shares of Common Stock owned by Rockport Group LP, of which Mr. Wagner is the sole general partner, 850,000 shares of Common Stock owned by RCJ Capital Partners LP, of which Rockport Group LP is the sole general partner; Director Geoffrey Wagner is the sole general partner of Rockport Group LP, and 10,000 shares of Common Stock purchased on April 5, 1999 by a trust of which the reporting person's wife is the sole beneficiary; the reporting person disclaims beneficial ownership of such 10,000 shares except to the extent of his pecuniary interest in such shares. Grant of warrants subject to qualification with State securities laws.

(8) Includes options to purchase 13,666 shares of Common Stock exercisable within sixty (60) days of July 27, 1999 held by Mr. Seaman.

(9) Includes options to purchase 1,549 shares of Common Stock exercisable within sixty (60) days of July 27, 1999 held by Mr. Simmons.

(10) Represents options to purchase 56,666 shares of Common Stock exercisable within sixty (60) days of July 27, 1999 held by Mr. Barcot.

(11) The Employment Agreement dated as of April 1, 1998 between the Company and Mr. Doyle terminated on January 15, 1999, except that in the event the average of the closing price of a share of Common Stock on each of the days from September 21, 1999 through September 30, 1999 meets or exceeds $6, then a certain number of shares will vest based on a sliding scale from 75,000 shares related to a price of $6 per share up to a maximum of 300,000 shares related to a price of $18 per share, in which case Mr. Doyle will have 3 months after September 30, 1999 to exercise the option with respect to any such vested shares.

(12) Includes the shares, options, and warrants described in footnotes 3 through 10.


ITEM 12. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

         In October 1997, the Company closed an interim debt financing of $1,000,000 with Astoria Capital Partners L.P. ("Astoria"). This debt financing was secured by substantially all of the Company's assets and was originally scheduled to be repaid by December 31, 1997. Astoria then extended the due date of the notes payable to September 30, 1998. The Company formed a committee of its creditors (the "Creditor Committee") in February 1998 to structure a workout agreement pursuant to which the Company would repay its creditors over time, with the objective of avoiding further litigation or formal bankruptcy proceedings; and a workout agreement was entered into in June 1998. The Company began repayment to the creditors in the quarter ending September 30, 1998 and fully repaid such creditors by March 31, 1999.

         In April 1998, the Company agreed to sell up to 126,000 shares of Series A Convertible Preferred Stock of the Company (the "Convertible Preferred Stock"), at a price of $8.03 per share, to Astoria, at its option, at such price per share at anytime prior to October 1, 1998. Each share of Convertible Preferred Stock would convert into 10 shares of common stock. Between April 1 and October 1, 1998, Astoria purchased a total of 124,564 shares of Convertible preferred stock from the Company. The proceeds were used to fund the Company's operations. On December 31, 1998, the Company repurchased the 124,564 shares of Convertible Preferred Stock from Astoria for an aggregate purchase price of $100 (or $.0008 per share). The Certificate Regarding Preferred Stock of the Omnis Technology Corporation was filed with the Delaware Secretary of State on February 25, 1999, eliminating the class of Convertible Preferred Stock then in effect.

         In order to increase the capital of the Company to obtain additional working capital and to eliminate its principal indebtedness, on March 19, 1999 the Board of Directors of the Company authorized the issuance of 300,000 shares of a new Series A Convertible Preferred Stock (the "Preferred Shares") and 7,600,000 shares of common stock of the Company (the "Common Shares") (collectively the Preferred Shares and the Common Shares shall be referred to as the "Shares"). The Restated Articles of Incorporation of the Company vest in the Board of Directors the authority to issue such Shares. On March 31, 1999 the Company filed with the Secretary of State of Delaware a Certificate of Designations setting forth the rights, preferences and privileges of the new Preferred Shares. Pursuant to the terms of a Letter of Intent entered into by and between the subject parties as of February 22, 1999, on March 31, 1999 the Company entered into a series of stock purchase agreements with Astoria Capital Partners, L.P., Gwyneth Gibbs, president of the Company, and certain members of the Board of Directors or their affiliates.

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

         Pursuant to the terms of stock purchase agreements entered into with certain members of the Board of Directors, including Mrs. Gibbs (the "Board of Directors Agreements"), the Company also agreed to issue an additional 4,000,000 Common Shares in the aggregate at a price of $0.25 per share, for an aggregate purchase price of $1,000,000. The Board of Directors Agreements do not grant any registration rights or rights of first refusal to the parties. These transactions were approved by the disinterested directors of the Company pursuant to Delaware law. The Board of Directors Agreements include a stock purchase agreement between the Company and RCJ Capital Partners, LP (of which Rockport Group LP is the sole general partner, and Director Geoffrey Wagner is the sole general partner of Rockport Group LP), for RCJ Capital Partners, LP to purchase 850,000 shares of the Common Stock of the Company for a total price of $212,500 for such shares, a stock purchase agreement between the Company and Rockport Group, LP, of which Director Geoffrey Wagner is the sole general partner, for Rockport Group, LP to purchase 1,420,000 shares of the Common Stock of the Company for a total price of $355,000 for such shares, and a stock purchase agreement between the Company and Philip and Debra Barrett Charitable Remainder Trust, of which Director Philip Barrett is a trustee and trustor, for Philip and Debra Barrett Charitable Remainder Trust to purchase 1,650,000 shares of the Common Stock of the Company for a total price of $412,500.

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

         Additional information required by this Item is incorporated by reference from Item 10 entitled "Executive Compensation."

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

        27.1      Financial data schedule.(16)

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


Dated:  July 29, 1999                  OMNIS TECHNOLOGY CORPORATION

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

Signatures                          Title                                                 Date
----------                          ------                                                ----
/s/GWYNETH M. GIBBS
-------------------------------
Gwyneth M. Gibbs                    President and Interim Chief Executive Officer        7/29/99


/s/PHILIP D. BARRETT
-------------------------------
Philip D. Barrett                   Chairman                                             7/29/99


/s/GEOFFREY P. WAGNER
-------------------------------
Geoffrey P. Wagner                  Director                                             7/29/99


/s/GERALD F. CHEW
----------------------
Gerald F. Chew                     Director                                              7/29/99


/s/DOUGLAS MARSHALL
----------------------
Douglas Marshall                    Director                                             7/29/99

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