Form 10QSB
period 1999-06-30
OMNIS TECHNOLOGY CORP
filed 1999-08-16
CIK 820738

                     U.S. SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549


                                   FORM 10-QSB

  (Mark One)

      [X]   Quarterly Report under Section 13 or 15(d) of the
            Securities Exchange Act of 1934

                      FOR THE QUARTER ENDED JUNE 30, 1999

                                       OR

      [ ] Transition Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

              For the transition period from _________ to _________

                         Commission File number 0-16449

                          OMNIS TECHNOLOGY CORPORATION
             (Exact name of registrant as specified in its charter)

           Delaware                                  94-3046892
   (State of incorporation)                (IRS Employer Identification No.)

                         981 Industrial Road, Building B
                              San Carlos, CA 94070
                    (Address of principal executive offices)

                                 (650) 632-7100
                         (Registrant's telephone number)

Check whether the issuer (1) has filed all reports required to be filed by
Section 13 or 15(d) of the Securities Exchange Act of 1934 during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days: Yes [X] No [ ]

As of July 28, 1999 there were 9,682,146 shares of registrant's Common Stock, $.10 par value, outstanding.

                OMNIS TECHNOLOGY CORPORATION AND SUBSIDIARIES

                                    INDEX

                        PART I. FINANCIAL INFORMATION

                                                                        Page No.
                                                                        --------
Item 1.  Financial Statements:

         Condensed Consolidated Balance Sheet -
           June 30, 1999 and March 31, 1999                                3

         Condensed Consolidated Statements of Operations -
           Three months ended June 30, 1999 and 1998                       4

         Condensed Consolidated Statements of Cash Flows -
           Three months ended June 30, 1999 and 1998                       5

         Notes to Condensed Consolidated Financial Statements              6

Item 2.  Management's Discussion and Analysis of Financial
               Condition and Results of Operations                         7

                           PART II. OTHER INFORMATION

Item 1.  Legal Proceedings                                                12

Item 2.  Changes in Securities                                            12

Item 3.  Defaults upon Senior Securities                                  12

Item 4.  Submission of Matters to a Vote of Security Holders              12

Item 5   Other Information                                                12

Item 6.  Exhibits and Reports on Form 8-K                                 12

         Signatures                                                       13

                          PART I. FINANCIAL INFORMATION

ITEM 1. Financial Statements

                  OMNIS TECHNOLOGY CORPORATION AND SUBSIDIARIES
                      CONDENSED CONSOLIDATED BALANCE SHEETS

                                                 ASSETS
                                                                    June 30,          March 31,
                                                                      1999               1999
                                                                  ------------       ------------
                                                                   (Unaudited)
Current Assets:
       Cash and equivalents                                       $    432,000       $    271,000
                                                                  ============       ============
       Trade accounts receivable, less allowance for
              doubtful accounts and returns of $190,295 and
              $150,049, respectively                                   786,000            764,000
       Inventory                                                        12,000             13,000
       Other current assets                                            335,000            609,000
                                                                  ------------       ------------
            Total current assets                                     1,565,000          1,657,000
                                                                  ------------       ------------
Property, furniture and equipment, net                                 835,000            890,000
Other assets                                                            10,000             10,000
                                                                  ------------       ------------
             Total assets                                         $  2,410,000       $  2,557,000
                                                                  ============       ============

                                   LIABILITIES AND STOCKHOLDERS' EQUITY

Current Liabilities:
       Accounts payable and accrued liabilities                   $    640,000       $    773,000
                                                                  ============       ============
       Current portion of long term debt                                49,000             82,000
       Deferred revenue                                                399,000            412,000
                                                                  ------------       ------------
              Total current liabilities                              1,088,000          1,267,000
                                                                  ------------       ------------
       Long term debt                                                   16,000             28,000
                                                                  ------------       ------------
              Total liabilities                                      1,104,000          1,295,000
                                                                  ------------       ------------
Stockholders' Equity:
       Preferred stock                                                 300,000            300,000
       Common stock                                                    967,000            967,000
       Paid-in capital                                              45,150,000         45,180,000
       Accumulated deficit                                         (45,275,000)       (45,386,000)
       Foreign currency translation adjustment                         164,000            201,000
                                                                  ------------       ------------
              Total stockholders' equity                             1,306,000          1,262,000
                                                                  ------------       ------------
              Total liabilities and stockholders' equity          $  2,410,000       $  2,557,000
                                                                  ============       ============

                  OMNIS TECHNOLOGY CORPORATION AND SUBSIDIARIES

                 CONDENSED CONSOLIDATED STATEMENT OF OPERATIONS
                                   (UNAUDITED)

                                                        Three Months Ended
                                                             June 30
                                                  -----------------------------
                                                     1999               1998
                                                  -----------       -----------
Net Revenues:
    Products                                      $ 1,104,000       $   915,000
    Services                                          267,000           459,000
                                                  -----------       -----------
    Total net revenues                              1,371,000         1,374,000

Costs and Expenses:
    Cost of product revenues                           41,000           121,000
    Cost of service revenues                           54,000           101,000
    Sales and marketing                               530,000           579,000
    Research and development                          385,000           337,000
    General and administrative                        243,000         1,201,000
                                                  -----------       -----------
    Total costs and expenses                        1,253,000         2,339,000
                                                  -----------       -----------
Operating Income (Loss)                               118,000          (965,000)
                                                  -----------       -----------
Other Income (Expense):
    Interest income                                     3,000             2,000
    Interest expense and other, net                    (6,000)         (114,000)
                                                  -----------       -----------
    Total other income (expense)                       (3,000)         (112,000)
                                                  -----------       -----------
Income (loss) before Income Taxes                     115,000        (1,077,000)

Income Tax Expense                                      4,000             4,000
                                                  -----------       -----------
    Net income (loss)                             $   111,000       $(1,081,000)
                                                  ===========       ===========
Net income (loss) per common share:               $      0.01       $     (0.51)

Weighted average number of common
   shares outstanding                               9,679,829         2,125,827

                  OMNIS TECHNOLOGY CORPORATION AND SUBSIDIARIES

                 CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                                   (UNAUDITED)

                                                                  Three Months Ended
                                                                       June 30
                                                              ---------------------------
                                                                 1999            1998
                                                              ----------     ------------
Cash Flows from Operating Activities:
    Net income (loss)                                         $  111,000     $ (1,081,000)
    Adjustments to reconcile net income (loss) to net cash
    used for operating activities:
        Depreciation and amortization expense                     79,000          119,000
        Loss on write-off of prepaid expense                          --          500,000
        Provision for inventory evaluation                            --           50,000
        Legal fees capitalized to stock issuance costs           (29,000)              --
        Change in assets and liabilities:
            Trade accounts receivable                            (21,000)        (113,000)
            Inventory                                                 --            7,000
            Loss on disposal of property                           1,000           79,000
            Other current assets                                 274,000          238,000
            Accounts payable and accrued liabilities            (133,000)        (173,000)
            Deferred revenue                                     (14,000)        (114,000)
                                                              ----------     ------------
      Net cash provided by (used for) operating activities       268,000         (488,000)
                                                              ----------     ------------
Cash Flows from Investing Activities:
    Purchases of property, furniture and equipment               (42,000)          (3,000)
    Proceeds from sale of fixed assets                             1,000           16,000
                                                              ----------     ------------
      Net cash provided by (used for) investing activities       (41,000)          13,000
                                                              ----------     ------------
Cash Flows from Financing Activities:
    Net proceeds from preferred stock issuance                        --          482,000
    Repayments of debt                                           (45,000)        (127,000)
                                                              ----------     ------------
      Net cash provided by (used for) financing activities       (45,000)         355,000
                                                              ----------     ------------
Effect of Exchange Rate Changes on Cash                          (21,000)          11,000
Net increase (decrease) in cash and equivalents                  161,000         (110,000)
Cash and equivalents at beginning of period                      271,000          242,000
                                                              ----------     ------------
Cash and Equivalents at end of period                         $  432,000     $    132,000
                                                              ==========     ============

                OMNIS TECHNOLOGY CORPORATION AND SUBSIDIARIES

             NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

1. The unaudited financial information furnished herein reflects all adjustments, consisting only of normal recurring items, which in the opinion of management are necessary to fairly state the Company's financial position, the results of its operations and the changes in its financial position for the periods presented. These financial statements should be read in conjunction with the Company's audited financial statements for the year ended March 31, 1999. The results of operations for the period ended June 30, 1999 are not necessarily indicative of results to be expected for any other interim period or the fiscal year ending March 31, 2000.

2. The Company has adopted Statement of Financial Accounting Standards No. 128, "Earnings per Share" (SFAS 128). SFAS 128 requires a dual presentation of basic and diluted EPS. Basic EPS excludes dilution and is computed by dividing net income (loss) by the weighted average of common shares outstanding for the period. Diluted EPS reflects the potential dilution that could occur if securities and other contracts to issue stock were exercised or converted into common stock, unless the effect of such securities would be anti-dilutive.

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

ITEM 2. Management's Discussion and Analysis of Financial Condition and Results of Operations

      This Item 2, as well as other portions of this document, include certain forward-looking statements about the Company's business, revenues, expenditures and operating and capital requirements. In addition, forward-looking statements may be included in various other Company documents to be issued concurrently or in the future and in oral or other statements made by representatives of the Company to investors and others from time to time. Forward-looking statements are subject to risks and uncertainties that could cause actual results to differ materially from predicted results. Such risks include, among others

      -     the Company's liquidity,

      - significant variability in operating results, including variability in product revenues and gross margins,

      -     fluctuating demand for new and established products,

      -     dependence on development of new products,

      -     increasing expenses for marketing and development of new products,

      -     historical lack of profitability,

      - rapid technological change that affects the ability of the Company to respond to customer or market demands,

      -     risks associated with global operations,

      -     the continued and future acceptance of the Company's products,

      -     the rate of growth in the industries of the Company's products,

      - the presence of competitors with greater technical, marketing and financial resources, and

      -     the ability of the Company to successfully expand its operations.

Any of such statements and this discussion should be read in conjunction with the discussion of "Risk Factors" in this Item 2 and the Company's audited consolidated financial statements, including the notes thereto, included in its annual report for the fiscal year ended March 31, 1999, on Form 10-KSB/A filed with the Commission on July 29, 1999.

OVERVIEW

The Company, through its domestic and international subsidiaries, develops and markets software application development tools and related technical services. Its main products are the OMNIS 7(3)(TM) client/server application development software group of products, and the more advanced OMNIS Studio(TM) rapid application development (RAD) tools. The Company markets its products primarily through its indirect channel consisting of VAR's, Distributors, and OEM relationships.

      The Company has operated at a loss for the last several years except the three quarters ending June 30, 1999. The Company's new management team has taken steps to improve the Company's cash flow through (i) more aggressive marketing of its products; (ii) focusing research and development expenditures on products that have a shorter return or "payback" period; (iii) improving operational efficiencies and (iv) significantly reducing operating expenses. With these improvements, the Company reduced cash used in operations from $6,180,000 in fiscal year 1998 to $2,514,000 in fiscal year 1999, the Company had positive cash flow provided by operating activities of $268,000 in the three months ended June 30, 1999 compared to negative cash flow used for operating activities of $488,000 in the three months ended June 30, 1998. The company also had a net profit of $111,000 in the three months ended June 30,1999. However, there can be no assurance that the Company will be able to sustain profitability in the near future or thereafter.

      While the Company is not currently seeking additional financing, there can be no assurance that the Company will be able to raise additional capital at any time in the future on commercially reasonable terms, or at all, should the need arise to fund future operations. If the Company is unsuccessful in raising capital when needed, the Company may be required to cease operations.

RESULTS OF OPERATIONS FOR THE THREE MONTHS ENDED JUNE 30, 1999, AND JUNE 30,
1998

REVENUES

      Total net revenues for the three months ended June 30, 1999, were $1,371,000, representing a decrease of 0.2% as compared to total net revenues of $1,374,000 for the three months ended June 30, 1998.

      The change is due to a combination of the reduction in service revenues, particularly as a result of the Company's decision to reduce conflicts with some of its channel partners, and an increase in product revenues.

      Product revenues increased during the three months ended June 30, 1999, to $1,104,000 from $915,000 in the three months ended June 30, 1998.

      This increase is due to the Company's decision to concentrate on product-related revenue, rather than a mix of product and service revenue, over the past 18 months.

      During the three months ending June 30, 1999, product revenues represented 81% of total net revenues as compared to 67% of total net revenues during the same period in the prior year.

      Service revenues for the three months ended June 30, 1999 decreased 42% to $267,000 from $459,000 for the three months ended June 30, 1998. The majority of this decrease is due to the Company's decision to de-emphasize its consulting offerings over the past 18 months. Maintenance revenue, which primarily consists of fees from email and telephone support to the Company's customers, decreased slightly during the period ending June 30, 1999, due to the decrease in the annual support fees being charged to customers.

      The Company does not expect to receive significant service revenues related to consulting projects in future periods as it focuses on higher margin product related revenue and shifts consulting opportunities to its external partners.

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

      Cost of product revenues as a percentage of product revenues decreased from 13% in the three months ended June 30, 1998 to 4% in the three months ended June 30, 1999. Cost of product revenues for the three months ended June 30, 1998 includes a write-off for inventory obsolescence.

      Cost of service revenues decreased slightly as a percentage of service revenues from 22% in the three months ended June 30, 1998, to 20% in the three months ended June 30, 1999.

SALES AND MARKETING EXPENSE

      Sales and marketing expenses decreased to $530,000 for the three months ended June 30, 1999, as compared to $579,000 for the three months ended June 30, 1998. The decrease in sales and marketing expenses was primarily due to decreases in headcount in marketing and sales. The Company expects to increase its marketing expenses during future periods as it rebuilds its marketing efforts with partner focused programs designed to increase its installed base of customers.

RESEARCH AND DEVELOPMENT EXPENSE

      Research and development costs increased to $385,000 for the three months ended June 30, 1999, as compared to $337,000 for the three months ended June 30, 1998, primarily due to an increase of headcount at the Research and Development Center of the Company in the United Kingdom. The Company continues to invest in the development of its newer product line, OMNIS Studio, aimed at sales opportunities that the Company believes will expand its installed base of customers.

GENERAL AND ADMINISTRATIVE EXPENSE

      General and administrative expenses decreased to $243,000 for the three months ended June 30, 1999, as compared to $1,201,000 for the three months ended June 30, 1998. General and administrative expenses for the three months ended June 30, 1998 included a write-off of approximately $540,000 of the Company's lease deposit associated with the Company's former headquarters in San Bruno, California, as a result of its successful negotiation with its U.S. facility landlord to vacate its lease space.

      Additionally the Company recognized a write-off related to the disposal of leased equipment that resulted in a non-recurring charge of $110,000 during the quarter ended June 30, 1998. The Company is continuing its efforts to reduce its operating expenses where possible, including general and administrative expenses.

OTHER INCOME (EXPENSE)

      Other income (expense) is comprised primarily of interest income earned on cash and cash equivalents, interest expense, and any gain or loss on foreign currency transactions. Interest income increased to $3,000 for the three months ended June 30, 1999, from $2,000 for the three months ended June 30, 1998, primarily due to higher average balances of cash and cash equivalents. Interest expense decreased to $3,000 for the three months ended June 30, 1999, from $37,000 for the three months ended June 30, 1998, primarily due to the conversion of a promissory note from the Company to a significant shareholder to equity stock in March 1999.

PROPERTIES

      During the initial part of fiscal year 1999 the Company had leased approximately 22,178 square feet of office space in San Bruno, California, under a lease which expired in May 2002 and required payment of base monthly rental payments of $58,772 plus a percentage of operating costs and property taxes. The base monthly rent increased to $60,990 per month during 1998. The Company negotiated a termination of this lease in August 1998 and now occupies 3,800 square feet of office space in San Carlos, California, under a lease which expires on August 31, 2000, and has a base monthly rent of $7,440.

      The Company owns property in the United Kingdom that it uses for research and development. The Company also leased 2,738 square feet of office space for the European sales headquarters office in Bracknell, England. The Bracknell lease, which expired in February 2001, had monthly rental payments of $4,997 plus $2,096 for common area maintenance. The Company has agreed an early termination of this lease with the landlord and moved on June 15, 1999 to new offices near Watford, England. This will result in substantial savings on rent and service charges over a full year. The Company also leases 2,370 square feet of office space (formerly its London sales office) in London, England. That lease, which expires on November 1, 2012, has monthly rental payments of $3,820. During the year, the Company sublet all of the London office space, for which it has been receiving a rental of $2,216 per month plus 100% reimbursement for common area maintenance. As a result of a sublease review, this has been increased to $3,820 per month, backdated to November 1997. The sublease terminates on December 25, 1999.

      The Company leases property in Germany for use as a sales office. The space is 457 square meters and has monthly rental payments of $6,678. The lease will expire May 14, 2007, with a Company option to terminate the lease in May 2002.

   The Company believes that these facilities are more than adequate to meet its requirements for fiscal year 2000. All of the foregoing rental obligations are in the local currency but for these purposes are stated in United States Dollars as of March 31, 1999.

RISK FACTORS

      QUARTERLY FLUCTUATIONS

      The Company has experienced significant quarterly fluctuations in operating results and anticipates such fluctuations in the future. The Company generally ships orders as received and, as a result, typically has little or no backlog. Quarterly revenues and operating results, therefore, depend on the volume and timing of orders received during the quarter, which are difficult to forecast. Furthermore, the Company has typically sold to large corporate enterprises, significant customers, and distributors that often purchase in significant quantities, and therefore, the timing of the receipt of such orders could cause significant fluctuations in operating results. Historically, the Company has often recognized a substantial portion of its license revenues in the last month of the quarter. Service revenues tend to fluctuate as technical service projects, which may continue over several quarters, are undertaken or completed. Operating results may also fluctuate due to factors such as the demand for the Company's products, the size and timing of customer orders, changes in the proportion of revenues attributable to licenses and service fees, commencement or conclusion of significant technical service projects, changes in pricing policies by the Company or its competitors, the number, timing, and significance of product enhancements and new product announcements by the Company and its competitors, the ability of the Company to develop, introduce, and market new and enhanced versions of the Company's products on a timely basis, changes in the level of operating expenses, changes in the Company's sales incentive plans, budgeting cycles of its customers, customer order deferrals in anticipation of enhancements or new products offered by the Company or its competitors, nonrenewal of maintenance agreements, product life cycles, software bugs and other product quality problems, personnel changes, changes in the Company's strategy, the level of international expansion, seasonal trends and general domestic and international economic and political conditions, among others.

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

      EXPENSE LEVELS

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

      FUTURE OPERATING RESULTS

      The Company's future operating results will depend, to a considerable extent, on its ability to rapidly and continuously develop new products that offer its customers enhanced performance at competitive prices. Inherent in this process are a number of risks. The development of new, enhanced software products is a complex and uncertain process requiring high levels of innovation from the Company's designers as well as accurate anticipation of customer and technical trends by the marketing staff. Once a product is developed, the Company must rapidly bring it into production in order to achieve acceptable product costs.

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

      INTELLECTUAL PROPERTY PROTECTION

      The OMNIS products include technologies developed by the Company. The Company relies primarily on a combination of trade secret, copyright and trademark laws and contractual provisions to protect its proprietary rights in such technologies. There is no assurance that such laws and contractual provisions will adequately protect the intellectual properties and other proprietary rights of the Company. The Company is in the process of preparing appropriate patent applications for certain of its Studio Web Client and other technologies. At this time the Company has not filed any final patent applications and has not been granted any patents on any of its proprietary technologies and there is no assurance that any such patents will be granted. Patent protection may become important in the protection of the commercial viability of the Company's innovative products, and the failure to obtain such patent protection could have an adverse effect on the commercial viability of such products. The Company's success therefore may in part depend on its ability to obtain patent protection or licenses to patents in the future. It is not possible to anticipate the breadth or degree of protection that patents would afford any product of the Company or the underlying technologies. There can be no assurance that any patents issued or licensed to the Company will not be successfully challenged in the future or that any OMNIS product will not infringe the patents or other intellectual property rights of third parties.

      INTERNATIONAL OPERATIONS

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

      CHANGES IN PRICING STRUCTURE

      The Company has recently announced a reduction in certain portions of its pricing structure for fiscal year 1999 and beyond. There is no guarantee that this reduction in prices will lead to increased unit volume or other additional revenue streams to replace this lost revenue, which could lead to a significant cash flow strain on the core operations of the Company. Additionally, the Company is relying on increased revenues related to its new OMNIS Studio product line, which have not generated revenues as originally projected by the Company. There is no assurance that this product line will generate the revenues needed to sustain the Company in coming quarters and beyond. The Company has committed to decreasing sales conflicts with its partners particularly in the service revenue area and has already taken a number of steps in this regard. This has had and will continue to have a negative effect on service revenues as compared to previous quarters and years. There can be no guarantee that the Company will be able to replace the decreasing service revenues with new product revenues.

      YEAR 2000

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

      We only certify the latest versions of the OMNIS 7 and OMNIS Studio product lines, which are OMNIS 7(3) version 7.0 and above and OMNIS Studio 2.0 and above, as Year 2000 compliant as herein defined. All new versions of OMNIS products will be tested to ensure continued compliance. Earlier versions of OMNIS 7(3) and OMNIS Studio will store date data correctly, but may fail on some date calculations under certain circumstances, some of which involve the year 2000. OMNIS users have been advised of this issue, and the Company provides for the downloading of the latest version of the date functions applicable to the particular platform.

      Provided that developers use the current version of OMNIS 7(3) or OMNIS Studio in the manner designed, they will generate Year 2000 compliant OMNIS applications. It must be noted that both OMNIS Studio and OMNIS 7(3) provide a programming interface to other programs and external functions written by external developers and can access data stored in remote databases. In all cases the date data passed to the remote database from the OMNIS storage contains the full 4 character year representation. However the Company cannot be responsible for compliance within individual applications written by external applications developers. The Company also does not accept any responsibility for Year 2000 compliance with respect to any hardware on which our products are used or any other software, including but not limited to operating system software, server databases, data file systems and other software utilities. We believe we have designed our current products to effectively handle the Year 2000 issue.

      The majority of our internal applications were built using OMNIS products which we believe are Year 2000 compliant. Therefore, we believe that it has substantially mitigated our risks on the Year 2000 issue with our internal applications. We are in the process of completing the testing and assessment of Year 2000 compliance for all third party hardware and software and non-information technology ("non IT") systems used by the Company. We expect to have such testing and assessment completed no later than October 31, 1999. We will upgrade or replace all third party hardware or software and non IT systems in use that are not compliant. We intend to establish, but have not yet established, a contingency plan detailing actions that will be taken in the event that any such upgrade or replacement is not compliant or that the assessment of the Year 2000 issue is not successfully completed on a timely basis. The internal costs of such Year 2000 compliance is not known at this time. We cannot assure that we are or will be fully Year 2000 compliant or that Year 2000 compliance issues will not arise with respect to products furnished by third party manufacturers, our own products, or suppliers that may result in unforeseen costs or delays to the Company and therefore have a material adverse effect on the Company.

      FORWARD LOOKING STATEMENTS

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

      LIQUIDITY AND CAPITAL RESOURCES

      At June 30, 1999, the Company's principal sources of liquidity consisted of cash and cash equivalents of $432,000, as compared to $132,000 at June 30, 1998. The Company's working capital position increased to $390,000 at March 31, 1999 and to $477,000 at June 30, 1999 from a deficit of $3,037,000 at June 30,
1998.

      The Company has operated at a loss for the last several years except the three quarters ending June 30, 1999. The Company's new management team has taken steps to improve the Company's cash flow through (i) more aggressive marketing of its products; (ii) focusing research and development expenditures on products that have a shorter return or "payback" period; (iii) improving operational efficiencies and (iv) significantly reducing operating expenses. With these improvements, the Company reduced cash used in operations from $6,180,000 in fiscal year 1998 to $2,514,000 in fiscal year 1999, the Company had positive cash flow provided by operating activities of $268,000 in the three months ended June 30, 1999 compared to negative cash flow used for operating activities of $488,000 in the three months ended June 30, 1998. The Company also had a net profit of $111,000 in the three months ended June 30, 1999. However, there can be no assurance that the Company will be able to sustain profitability in the near future or thereafter.

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

                  OMNIS TECHNOLOGY CORPORATION AND SUBSIDIARIES

PART II.  OTHER INFORMATION

ITEM 1.   LEGAL PROCEEDINGS

Compass Actions. In March 1998, the Company was sued by Compass Software ("Compass") in the Federal District Court for the Eastern District of Washington claiming damages in the range of $2 Million for software copyright infringement and related claims. The Company believes that Compass' copyright infringement suit has no merit and has vigorously defended against those claims.

      In this connection the Company previously had sued Compass in 1994 for illegally infringing and distributing our software products. This matter was settled with an agreement that Compass would pay certain amounts and would not make illegal copies of the Company's software in the future. Compass failed to pay the promised amounts when due. The Company then obtained a judgment for breach of contract against Compass. As part of its efforts to enforce our judgment against Compass, the Company purchased, at a judgment lien sale, certain intangible property of Compass including the rights to the current infringement suit brought by Compass ("Execution Sale"). Compass then requested the applicable court to set aside the Execution Sale. The court granted the request and the Company has appealed this judgment. The appeal has been briefed and is awaiting a date for oral argument. The Company has also filed a separate lawsuit against Compass alleging additional acts of infringement related to the 1994 case.

BTN - Germany. The Company entered into a professional development services agreement with BTN Versandhandel GmbH ("BTN") of Leiferde, Germany for the development of an OMNIS application. The Company developed and delivered a version of the application to BTN. BTN failed to pay the Company as agreed, claiming there were flaws in the application. The Company suspended the project awaiting BTN's payment. BTN commenced legal action against the Company in Germany claiming damages of approximately DM250,000 for failure to perform under the service agreement. The Company has countersued BTN claiming the balance owed under the contract of approximately DM60,000. The Company believes that the claim by BTN is meritless and intend to aggressively pursue its counterclaim against BTN.

Creditors. As a result of the losses and negative cash flows incurred by the Company fiscal year 1998, the Company was unable to meet its obligations. The Company negotiated with a group of its creditors to structure a workout agreement pursuant to which we would repay the creditors over time, thereby possibly avoiding further litigation and collection activities or formal bankruptcy proceedings. The workout plan was agreed to by this group of creditors and was approved on June 19, 1998. The Company began repayment to customers in the quarter ending September 1998. The Company paid all amounts owed to all of these creditors in full by the end of March 1999.

ITEM 2.   CHANGES IN SECURITIES AND USE OF PROCEEDS

None.

ITEM 3.   DEFAULTS UPON SENIOR SECURITIES

None.

ITEM 4.   SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

None.

ITEM 5.   OTHER INFORMATION

None.

ITEM 6.   EXHIBITS AND REPORTS ON FORM 8-K


(a) Exhibits:

Exhibit Number    Description
--------------    -----------
      3.1         Restated Certificate of Incorporation, as amended and
                  corrected through February 9, 1999.(7)

      3.2 Certificate of Amendment of Certificate of Incorporation dated February 9, 1999. (16)

      3.3 Certificate of Designations dated March 31, 1998, as corrected.(7)

      3.4         Certificate Regarding Series A Preferred Stock of the Omnis
                  Technology Corporation dated February 25, 1999.(16)

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

      10.21 Employee Agreement between the Company and Larry Barcot dated April 1, 1998.(7)

      10.22       Shareholder Rights Agreement dated April 1, 1998.(7)

      10.23       The 1996 Stock Plan and form of Option Agreement.(8)

      10.24       The 1993 Advisors' Warrant Plan and form of warrant.(9)

      10.25 Omnis Technology Corporation 1999 Stock Option Plan and form of Stock Option Agreement. (16)

      10.26 Series A Convertible Preferred Stock Purchase Agreement dated December 31, 1998.(13)

      10.27       Stock Purchase Agreement with Astoria Capital Partners,
                  L.P. ("Astoria") dated March 31, 1999.(14)

      10.28       Common Stock Purchase Agreement with Astoria dated March
                  31, 1999.(14)

      10.29       Common Stock Purchase Agreement with Gwyneth Gibbs dated
                  March 31, 1999.(14)

      10.30       Common Stock Purchase Agreement with Philip and Debra
                  Barrett Charitable Remainder Trust dated March 31,
                  1999.(14)

      10.31 Common Stock Purchase Agreement with RCJ Capital Partners dated March 31, 1999.(14)

      10.32       Common Stock Purchase Agreement with Rockport Group, L.P.
                  dated March 31, 1999.(14)

      16.1 Letter dated November 11, 1998 from Deloitte & Touche LLP to the Securities and Exchange Commission.(12)

      21.1        Subsidiaries of the Company.(2)

      23.1        Independent Auditors' Consent. (16)

      23.2        Independent Auditors' Consent. (16)

      27.1        Financial data schedule.

-----------

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

(16) Incorporated herein by reference to the Annual Report on Form 10-KSB, as amended by Form 10-KSB/A for the fiscal year ended March 31, 1999, filed by the Company with the Commission on July 29, 1999.

(b) Reports were filed by the Company on Form 8-K during the last quarter of the period covered by this report as follows:

      FORM 8-K. On April 5, 1999, the Company filed a Form 8-K report regarding the Company entering into a stock purchase agreements with an affiliate of an existing shareholder and with certain members of the Board of Directors.

                                  SIGNATURES


Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Date: August 16, 1999                   OMNIS TECHNOLOGY CORPORATION
                                        (Registrant)

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

      3.2 Certificate of Amendment of Certificate of Incorporation dated February 9, 1999. (16)

      3.3 Certificate of Designations dated March 31, 1998, as corrected.(7)

      3.4         Certificate Regarding Series A Preferred Stock of the Omnis
                  Technology Corporation dated February 25, 1999.(16)

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

      10.21 Employee Agreement between the Company and Larry Barcot dated April 1, 1998.(7)

      10.22       Shareholder Rights Agreement dated April 1, 1998.(7)

      10.23       The 1996 Stock Plan and form of Option Agreement.(8)

      10.24       The 1993 Advisors' Warrant Plan and form of warrant.(9)

      10.25 Omnis Technology Corporation 1999 Stock Option Plan and form of Stock Option Agreement. (16)

      10.26 Series A Convertible Preferred Stock Purchase Agreement dated December 31, 1998.(13)

      10.27       Stock Purchase Agreement with Astoria Capital Partners,
                  L.P. ("Astoria") dated March 31, 1999.(14)

      10.28       Common Stock Purchase Agreement with Astoria dated March
                  31, 1999.(14)

      10.29       Common Stock Purchase Agreement with Gwyneth Gibbs dated
                  March 31, 1999.(14)

      10.30       Common Stock Purchase Agreement with Philip and Debra
                  Barrett Charitable Remainder Trust dated March 31,
                  1999.(14)

      10.31 Common Stock Purchase Agreement with RCJ Capital Partners dated March 31, 1999.(14)

      10.32       Common Stock Purchase Agreement with Rockport Group, L.P.
                  dated March 31, 1999.(14)

      16.1 Letter dated November 11, 1998 from Deloitte & Touche LLP to the Securities and Exchange Commission.(12)

      21.1        Subsidiaries of the Company.(2)

      23.1        Independent Auditors' Consent. (16)

      23.2        Independent Auditors' Consent. (16)

      27.1        Financial data schedule.

-----------

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

(16) Incorporated herein by reference to the Annual Report on Form 10-KSB, as amended by Form 10-KSB/A for the fiscal year ended March 31, 1999, filed by the Company with the Commission on July 29, 1999.