Form 10QSB
period 1999-09-30
OMNIS TECHNOLOGY CORP
filed 1999-11-15
CIK 820738

               FORM 10-QSB FOR THE PERIOD ENDED SEPTEMBER 30, 1999

                     U.S. SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                   FORM 10-QSB

  (Mark One)

      [X] Quarterly Report under Section 13 or 15(d) of the Securities Exchange Act of 1934

                    FOR THE QUARTER ENDED SEPTEMBER 30, 1999

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

Check whether the issuer (1) has filed all reports required to be filed by
Section 13 or 15(d) of the Securities Exchange Act of 1934 during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days: Yes [X] No [ ]

As of November 1, 1999 there were 9,830,728 shares of registrant's Common Stock, $.10 par value, outstanding.

ITEM 1.        Financial Statements

                  OMNIS TECHNOLOGY CORPORATION AND SUBSIDIARIES
                      CONDENSED CONSOLIDATED BALANCE SHEETS

                                     ASSETS

                                                                               September 30, 1999   March 31, 1999
                                                                               ------------------   --------------
                                                                                 (Unaudited)
Current Assets:
          Cash and equivalents                                                        $363,000           $271,000
          Trade accounts receivable, less allowance for
                 doubtful accounts and returns of $195,712 and
                 $150,049, respectively                                                731,000            764,000
          Inventory                                                                     23,000             13,000
          Other current assets                                                         351,000            609,000
                                                                                  ------------       ------------
               Total current assets                                                  1,468,000          1,657,000
                                                                                  ------------       ------------

Property, furniture and equipment, net                                                 788,000            890,000
Other assets                                                                                --             10,000
                                                                                  ------------       ------------

                Total assets                                                        $2,256,000         $2,557,000
                                                                                  ============       ============

                                     LIABILITIES AND STOCKHOLDERS' EQUITY
Current Liabilities:
          Accounts payable                                                            $391,000           $240,000
          Accrued liabilities                                                          444,000            533,000
          Current portion of long term debt                                            152,000             82,000
          Deferred revenue                                                             466,000            412,000
                                                                                  ------------       ------------
                 Total current liabilities                                           1,453,000          1,267,000
                                                                                  ------------       ------------

          Long term debt                                                                 6,000             28,000
                                                                                  ------------       ------------

                 Total liabilities                                                   1,459,000          1,295,000
                                                                                  ------------       ------------

Stockholders' Equity:
          Preferred stock                                                              300,000            300,000
          Common stock                                                                 983,000            967,000
          Paid-in capital                                                           45,177,000         45,180,000
          Accumulated deficit                                                      (45,807,000)       (45,386,000)
          Accumulated other comprehensive income                                       144,000            201,000
                                                                                  ------------       ------------
                 Total stockholders' equity                                            797,000          1,262,000
                                                                                  ------------       ------------

                 Total liabilities and stockholders' equity                         $2,256,000         $2,557,000
                                                                                  ============       ============


                  OMNIS TECHNOLOGY CORPORATION AND SUBSIDIARIES

                 CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

                                   (UNAUDITED)

                                                   Three Months Ended                  Six Months Ended
                                                     September 30                        September 30
                                                1999              1998              1999              1998
                                             -----------       -----------       -----------       -----------
Net revenues:
       Products                                $948,000          $869,000        $2,052,000        $1,779,000
       Services                                 236,000           405,000           504,000           869,000
                                            -----------       -----------       -----------       -----------

       Total net revenues                     1,184,000         1,274,000         2,556,000         2,648,000

Costs and expenses:
       Cost of product revenues                  27,000            74,000            67,000           195,000
       Cost of service revenues                  44,000           102,000            98,000           203,000
       Selling and marketing                    569,000           495,000         1,099,000         1,074,000
       Research & development                   521,000           361,000           906,000           697,000
       General and administrative               554,000           426,000           797,000         1,628,000
                                            -----------       -----------       -----------       -----------

       Total costs and expenses               1,715,000         1,458,000         2,967,000         3,797,000
                                            -----------       -----------       -----------       -----------

Operating (loss)                               (531,000)         (184,000)         (411,000)       (1,149,000)
                                            -----------       -----------       -----------       -----------

Other income (expense):
       Interest income                            2,000             2,000             4,000             4,000
       Interest expense and other, net           (3,000)          (93,000)          (10,000)         (207,000)
                                            -----------       -----------       -----------       -----------
                                                 (1,000)          (91,000)           (6,000)         (203,000)
                                            -----------       -----------       -----------       -----------

(loss) before income taxes                     (532,000)         (275,000)         (417,000)       (1,352,000)

Income tax expense                                    0                 0             4,000             4,000
                                            -----------       -----------       -----------       -----------

       Net income (loss)                      $(532,000)        $(275,000)        $(421,000)      $(1,356,000)
                                            ===========       ===========       ===========       ===========

Net (loss) per common share:                     $(0.05)           $(0.13)           $(0.04)           $(0.64)

Weighted average number of common
   shares outstanding                         9,683,348         2,125,863         9,681,589         2,125,844

                  OMNIS TECHNOLOGY CORPORATION AND SUBSIDIARIES

                CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                                   (UNAUDITED)

                                                                            Six Months Ended
                                                                              September 30
                                                                        1999              1998
                                                                     -----------       -----------
Cash Flows from Operating Activities:
       Net (loss)                                                      $(421,000)      $(1,356,000)
       Adjustments to reconcile net (loss) to net cash
       Provided by (used for) operating activities:
                Depreciation and amortization expense                    183,000           255,000
                Change in assets and liabilities:
                      Trade accounts receivable                           33,000          (111,000)
                      Inventory                                          (10,000)           54,000
                      Loss (gain) on disposal of property                  1,000            94,000
                      Other assets                                       268,000           546,000
                      Accounts payable and accrued liabilities            33,000        (1,243,000)
                      Deferred revenue                                    54,000          (192,000)
                                                                     -----------       -----------

           Net cash provided by (used for) operating activities          141,000        (1,953,000)
                                                                     -----------       -----------

Cash Flows from Investing Activities:
       Purchases of property, furniture and equipment                    (70,000)          (17,000)
       Proceeds from sale of fixed assets                                  1,000            28,000
                                                                     -----------       -----------

           Net cash provided by (used for) investing activities          (69,000)           11,000
                                                                     -----------       -----------

Cash Flows from Financing Activities:
       Proceeds from preferred stock issuance                                 --         1,000,000
       Proceeds from incentive stock option exercise                       2,000                --
       Proceeds from stock issuance                                       39,000             1,000
       Additions of debt                                                 121,000           864,000
       Repayments of debt                                                (72,000)          (73,000)
                                                                     -----------       -----------

           Net cash provided by financing activities                      90,000         1,792,000
                                                                     -----------       -----------

Effect of Exchange Rate Changes on Cash                                  (70,000)           72,000

Net increase (decrease) in cash and equivalents                           92,000           (79,000)
Cash and equivalents at beginning of period                              271,000           242,000
                                                                     -----------       -----------

Cash and Equivalents at end of period                                   $363,000          $163,000
                                                                     ===========       ===========


                  OMNIS TECHNOLOGY CORPORATION AND SUBSIDIARIES

                                      INDEX

                          PART I. FINANCIAL INFORMATION

Item 1. Financial Statements:

        Condensed Consolidated Balance Sheets -
        September 30, 1999 and March 31, 1999

        Condensed Consolidated Statements of Operations - Three and six months ended September 30, 1999 and 1998

        Condensed Consolidated Statements of Cash Flows - Six months ended September 30, 1999 and 1998

        Notes to Condensed Consolidated Financial Statements

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations

PART II. OTHER INFORMATION

Item 1. Legal Proceedings

Item 2. Changes in Securities

Item 3. Defaults upon Senior Securities

Item 4. Submission of Matters to a Vote of Security Holders

Item 5. Other Information

Item 6. Exhibits and Reports on Form 8-K

Signatures

PART I. FINANCIAL INFORMATION

ITEM 1. Financial Statements

                  OMNIS TECHNOLOGY CORPORATION AND SUBSIDIARIES

              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

1. The unaudited financial information furnished herein reflects all adjustments, consisting only of normal recurring items, which in the opinion of management are necessary to fairly state the Company's financial position, the results of its operations and the changes in its financial position for the periods presented. These financial statements should be read in conjunction with the Company's audited financial statements for the year ended March 31, 1999. The results of operations for the period ended September 30, 1999 are not necessarily indicative of results to be expected for any other interim period or the fiscal year ending March 31, 2000.

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

        The Company entered into a professional development services agreement with BTN Versandhandel GmbH ("BTN") of Leiferde, Germany for the development of an OMNIS application. The Company developed and delivered a version of the application to BTN. BTN failed to pay the Company as agreed, claiming there were flaws in the application. The Company suspended the project awaiting BTN's payment. BTN commenced legal action against the Company in Germany claiming damages of approximately $136,000 (DM250,000) for failure to perform under the service agreement. The Company has countersued BTN claiming the balance owed under the contract of approximately $33,000 (DM60,000) as of September 30, 1999. The Company believes that the claim by BTN is meritless and intends to aggressively pursue its counterclaim against BTN.

                  OMNIS TECHNOLOGY CORPORATION AND SUBSIDIARIES

This report on Form 10-QSB includes a number of forward-looking statements that reflect the Company's current views with respect to future events and financial performance. These forward-looking statements are subject to certain risks and uncertainties, including those discussed in "Management's Discussion and Analysis of Financial Condition and Results of

Operations," and the Company's actual results may differ materially from historical or anticipated results.

The Company operates in one segment, the developing, marketing and supporting of software products; however the Company manages its businesses in two geographical locations: North America and Europe.

The following table presents information concerning the Company's North American and European operations.

                                                    Six Months
                                                Ended September 30,
                                              -----------------------
                                                 1999         1998
                                                 ----         ----
Revenue by geographic region(1):
  Revenue from North America                  $  961,000   $1,153,000
  Revenue from Europe                          1,595,000    1,495,000
                                              ----------   ----------
  Total                                        2,556,000    2,648,000
                                              ==========   ==========


Operating loss by geographic region(1):
  Revenue from North America                  $ (197,000)   $  (917,000)
  Revenue from Europe                           (214,000)      (232,000)
                                              ----------    -----------
  Total                                         (411,000)    (1,149,000)
                                              ==========    ===========

(1) Revenues are broken out geographically by ship from location.

2. COMPREHENSIVE INCOME (LOSS)

Comprehensive income includes changes in the balance of items that are reported directly in a separate component of stockholders' equity on the condensed consolidated balance sheets. The reconciliation of net loss to comprehensive loss is as follows.

                                                   Three Months               Six Months
                                                Ended September 30,       Ended September 30,
                                              -----------------------   ------------------------
                                                 1999         1998        1999          1998
                                                 ----         ----        ----          ----
Net Loss                                      $(532,000)   $(275,000)   $(421,000)   $(1,356,000)
Other comprehensive (loss) gain
  Foreign currency translation adjustments      (75,000)       1,000      (57,000)        68,000
                                              ---------    ---------    ---------    -----------
Total comprehensive loss                      $(607,000)   $(274,000)   $(478,000)   $(1,258,000)
                                              =========    =========    =========    ===========

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

OVERVIEW

        The Company, through its domestic and international subsidiaries, develops and markets software application development tools and related technical services. Its main products are the OMNIS 7(3)(TM) client/server application development software group of products and the more advanced OMNIS Studio(R) rapid application development (RAD) tools. The Company markets its products primarily through its indirect channel consisting of value added resellers (VARs), Distributors, and OEM relationships.

        The Company's management team has taken steps to improve the Company's cash flow through the following:

        -   more aggressive marketing of its products;

        - focusing research and development expenditures on products that have a shorter return or "payback" period;

        -   improving operational efficiencies; and

        -   significantly reducing operating expenses.

        The steps reflect management's decision to focus on product revenues and de-emphasize its consulting services offerings over the past 21 months.

        The Company had positive cash flow provided by operating activities of $141,000 in the six months ended September 30, 1999, compared to negative cash flow used for operating activities of $1,953,000 in the six months ended September 30, 1998.

Omnis Strategy

        The Company's product strategy is to develop sophisticated object-based application development tools to enable independent software developers and enterprises to build custom software applications that have the following features:

    - Integrate with existing systems and execute across a variety of platforms, databases and components.

    -   Extend the client/server model across the Internet.

    - Deliver superior object-oriented functionality at a lower cost than applications developed using other software development tools.

    -   Develop reusable program components.

        The Company's goal is to maintain a high level of technological innovation and, through aggressive marketing and distribution, to significantly increase the number of software developers and enterprises using OMNIS products.

        The Company is a technology leader in the development and deployment of component engineering software. The Company believes that its OMNIS Studio(R) and OMNIS 7(3)TM product lines provide powerful tools for the prompt development and deployment of Internet and client/server applications for such markets as health care and pharmaceuticals, legal and administration, human resources and accounting, manufacturing, education and government. These products provide the capability to reuse software objects and to integrate objects from different programming languages.

The Company's Products

        Omnis Studio(R)

        The OMNIS Studio(R) development tool is the Company's premium product line and was one of the first commercially available application development tools that integrated ActiveX and Java Beans components. OMNIS Studio is an object-oriented rapid application development (RAD) tool, offering efficient visual assembly of components and objects. OMNIS Studio currently provides cross-platform support for Linux, Microsoft(R) Windows(R)95 and Windows98, Windows NT(R), Windows 3.1 and Mac OS operating systems; a powerful code inspector; a report writer; a multiple-mode debugger; and support for localization and multi-lingual implementation. OMNIS Studio includes conversion facilities to assist in converting OMNIS 7(3) applications to OMNIS Studio, and the Company has recently introduced an additional conversion tool to encourage existing customers using OMNIS 7(3) to change to OMNIS Studio.

        The OMNIS Studio programming language combines a 4GL (fourth generation object-oriented programming language) and its own "dot notation," which is a hierarchical language that permits the user to manipulate any object down to its individual attributes and events. OMNIS Studio contains a proprietary set of Data Access Modules (DAMs) that provide access to industry-leading databases, including Oracle(R), Sybase(R), DB2(R), and Informix(R), as well as most ODBC-compliant databases such as MS SQL Server(TM). From within one integrated design environment, the OMNIS SQL Browser enables access to different types of server databases and movement of objects and data from one database to another.

        The Linux version of OMNIS Studio was released in September 1999. This version enables OMNIS developers to create and deliver their application in Linux environments in addition to existing platforms. In addition certain of the external components of OMNIS Studio are presently available in open source format to provide working examples for developers interested in programming their own components for use with OMNIS Studio.

        The OMNIS Studio Web Client(TM) was announced in late 1998 and released in April 1999. The OMNIS Studio Web Client is designed to use object-oriented programming for the development of Internet based forms, using drag and drop and wizards, and can include controls like dropdown lists, tabs and sidebars to ease navigation through the solution in a web browser.

        Using the Web Client, a user can view OMNIS applications on the Internet with a standard web browser, such as Microsoft Internet Explorer or Netscape Navigator. The server application is developed using standard OMNIS technology and runs a proprietary OMNIS engine that is located between the web server and the database.

        OMNIS 7(3)TM

        OMNIS 7(3)TM development tool is a cross-platform application development tool for the development of form-based client/server software applications. OMNIS 7(3) has been the Company's main product line for a number of years and continues to be an important source of revenue for the Company.

        The OMNIS Version Control System (VCS) and OMNIS Change Management System (CMS) provide format and library storage, version tracking, and application life-cycle support. OMNIS 7(3) applications can be deployed under Windows 3.1, Windows 95/98, NT, Power Macintosh and 68030 or 68040 Macs.

        The OMNIS Web Enabler SDK permits the application to be adapted to access information via the Internet.

        OMNIS 7(3) is currently available in two editions, the Workgroup and Enterprise editions. OMNIS 7(3) Workgroup includes the OMNIS relational database and the OMNIS Web Enabler SDK. OMNIS 7(3) Enterprise includes all of the components of the Workgroup (to access any server database using the SQL Browser) and the OMNIS VCS.

        The Company intends to continue to maintain OMNIS 7(3) for the foreseeable future, but the Company does not anticipate adding significant enhancements to the functions of OMNIS OMNIS 7(3). In general, the Company licenses OMNIS 7(3) only to existing OMNIS 7(3) users desiring to upgrade to the latest version of OMNIS 7(3).

        Applications developed with OMNIS Studio or OMNIS 7(3) require the OMNIS Runtime software, which acts as a software environment shell for the application, and the Company licenses the OMNIS Runtime to end users and to certain developers, who sublicense the OMNIS Runtime to end users of those developers' applications.

        With the Company's change in strategy, the Company had a net loss of $532,000 in the three months ended September 30, 1999 and of $421,000 in the six months ended September 30, 1999, compared to a net loss of $275,000 in the three months ended September 30, 1998 and of $1,356,000 in the six months ended September 30, 1998. There can be no assurance that the Company will return to profitability in the near future or thereafter.

        Management believes that the Company's plan to aggressively market its products, reduce "payback" period, improve operational efficiencies and reduce operating expenses should provide the Company with cash from operating activities to fund the ongoing operations of the Company beyond the next twelve months. While the Company is not currently seeking additional financing, there can be no assurance that the Company will be able to raise additional capital at any time in the future on commercially reasonable terms, or at all, should the need arise to fund future operations. If the Company is unsuccessful in raising capital when needed, the Company may be required to cease operations.

RESULTS OF OPERATIONS FOR THE THREE AND SIX MONTHS ENDED SEPTEMBER 30, 1999, AND SEPTEMBER 30, 1998

REVENUES

        Total net revenues for the three months ended September 30, 1999 were $1,184,000, representing a decrease of 7% as compared to total net revenues of $1,274,000 for the three months ended September 30, 1998. Total net revenues for the six months ended September 30, 1999 were $2,556,000, representing a decrease of 3% as compared to total net revenues of $2,648,000 for the six months ended September 30, 1998.

        Product revenues increased during the three months ended September 30, 1999 to $948,000 from $869,000 in the three months ended September 30, 1998. Product revenues increased during the six months ended September 30, 1999 to $2,052,000 from $1,779,000 in the six months ended September 30, 1998. Service revenues for the three months ended September 30, 1999 decreased 42% to $236,000 from $405,000 for the three months ended September 30, 1998. Service revenues which primarily consist of maintenance revenues for the six months ended September 30, 1999, decreased 42% to $504,000 from $869,000 for the six months ended September 30, 1998. Maintenance revenue, which primarily consists of fees from email and telephone support to the Company's customers, decreased during the period ending September 30, 1999 due to the decrease in the annual support fees being charged to customers.

        As has been the situation in the three months and six months ended September 30, 1999, the Company does not expect to receive significant service revenues related to consulting services in future periods as it focuses on higher margin product related revenue and shifts consulting opportunities to its external partners.

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

        Cost of product revenues as a percentage of product revenues decreased to 3% in the three months ended September 30, 1999 compared to 9% in the three months ended September 30, 1998. Cost of product revenues as a percentage of product revenues decreased from 11% in the six months ended September 30, 1998 to 3% in the six months ended September 30, 1999. This decrease is due primarily to an inventory obsolescence write-off during the six months ended September 30, 1998.

        Cost of service revenues decreased as a percentage of service revenues from 25% in the three months ended September 30, 1998 to 19% in the three months ended September 30, 1999. Cost of service revenues decreased as a percentage of service revenues from 23% in the six months ended September 30, 1998 to 19% in the six months ended September 30, 1999. This decrease was primarily due to a significant reduction in headcount in the consulting division, resulting in significantly better utilization of the Company's consulting resources. Currently, the Company retains very few consultants, and those consultants are typically fully utilized. The Company does not require significant management resources for the consulting division, which reduces overhead costs of that division.

SELLING AND MARKETING EXPENSE

        Selling and marketing expenses increased to $569,000 for the three months ended September 30, 1999 as compared to $495,000 for the three months ended September 30, 1998. The increase in sales and marketing expense was primarily due to the Company's spending on participation in the LinuxWorld trade show held in August of 1999 in San Jose, California. Selling and marketing expenses for the six months ended September 30, 1999 were $1,099,000, which is similar to the six months ended September 30, 1998, which was $1,074,000.

RESEARCH AND DEVELOPMENT EXPENSE

        Research and development costs increased to $521,000 for the three months ended September 30, 1999 as compared to $361,000 for the three months ended September 30, 1998, primarily due to an increase of headcount at the Company's Research and Development Center of the Company in the United Kingdom. Research and development costs increased to $906,000 for the six months ended September 30, 1999 as compared to $697,000 for the six months ended September 30, 1998. The Company continues to invest in the development of its newer product line, OMNIS Studio, aimed at sales opportunities that the Company believes will expand its installed base of customers.

GENERAL AND ADMINISTRATIVE EXPENSE

        General and administrative expenses increased to $554,000 for the three months ended September 30, 1999 as compared to $426,000 for the three months ended September 30, 1998. This increase was primarily due to an increase in legal and accounting fees partially caused by the need of the Company's new law firm and new accounting firm (which were hired by the Company during the fiscal year ended March 31, 1999) to learn about the Company and to prepare the Company's Annual Report on Form 10KSB, Proxy Statement (Form 14A) and the Registration Statement on Form SB-2 that registered previously issued shares and was filed during the three months ended September 30, 1999.

        General and administrative expenses decreased to $797,000 for the six months ended September 30, 1999, as compared to $1,628,000 for the six months ended September 30, 1998. General and administrative expenses for the six months ended September 30, 1998 included a write-off of approximately $540,000 of the Company's lease deposit associated with the Company's former headquarters in San Bruno, California, as a result of its negotiation with its landlord to vacate its lease space.

        Additionally the Company recognized a write-off related to the disposal of leased equipment that resulted in a non-recurring charge of $110,000 during the six months ended September 30, 1998. The Company is continuing its efforts to reduce its operating expenses where possible, including general and administrative expenses.

OTHER INCOME (EXPENSE)

        Other income (expense) is comprised primarily of interest income earned on cash and cash equivalents, interest expense, and any gain or loss on foreign currency transactions. Interest income remained the same at $2,000 for the three months ended September 30, 1999 and September 30, 1998. Interest income also remained the same at $4,000 for the six months ended September 30, 1999 and September 30, 1998. Interest expense decreased to $2,000 for the three months ended September 30, 1999, from $76,000 for the three months ended September 30, 1998, and $5,000 for the six months ended September 30, 1999 compared to $113,000 for the six months ended September 30, 1998. These decreases are primarily due to the conversion of a promissory note from the Company to a significant shareholder to equity stock in March 1999.

PROPERTIES

        During the initial part of fiscal year ended March 31, 1999 the Company had leased approximately 22,178 square feet of office space in San Bruno, California, under a lease which expired in May 2002 and required payment of base monthly rental payments of $58,772 plus a percentage of operating costs and property taxes. The base monthly rent increased to $60,990 per month during 1998. The Company negotiated a termination of this lease in August 1998 and now occupies 3,800 square feet of office space in San Carlos, California, under a lease which expires on August 31, 2000, and has a base monthly rent of $7,440.

        The Company owns property in the United Kingdom that it uses for research and development. The Company also leased 2,738 square feet of office space for the European sales headquarters office in Bracknell, England. The Bracknell lease, which was to expire in February 2001, had monthly rental payments of approximately $5,100 plus approximately $2,200 for common area maintenance. The Company agreed to an early termination of this lease with the landlord and moved on June 15, 1999, to new offices near Watford, England. This will result in substantial savings on rent and service charges over a full year. The Company also leases 2,370 square feet of office space (formerly its London sales office) in London, England. That lease, which expires on November 1, 2012, has monthly rental payments of approximately $3,900. During the year, the Company sublet all of the London office space, for which it has been receiving a rental of approximately $2,300 per month plus 100% reimbursement for common area maintenance. As a result of a sublease review, the sublease rent charged has been increased to approximately $3,900 per month, backdated to November 1997. The sublease terminates on December 25, 1999.

The Company leases property in Germany for use as a sales office. The space is 457 square meters and has monthly rental payments of approximately $6,600. The lease will expire May 14, 2007, with a Company option to terminate the lease in May 2002. The Company believes that these facilities are more than adequate to meet its requirements for fiscal year 2000.

All of the foregoing rental obligations are payable in the local currency but for purposes of this discussion have been translated into U.S. Dollars using the exchange rate at September 30, 1999.

RISK FACTORS

        QUARTERLY FLUCTUATIONS

        The Company has experienced significant quarterly fluctuations in operating results and anticipates such fluctuations to continue in the future. The Company generally ships orders as they are received and, as a result, typically the Company has little or no backlog. Quarterly revenues and operating results, therefore, depend on the volume and timing of orders received during the quarter, which are difficult to forecast. The Company has typically sold to large corporate enterprises, significant customers, and distributors that often purchase in significant quantities, and therefore, the timing of the receipt of such orders could cause significant fluctuations in operating results. Historically, the Company has often recognized a substantial portion of its license revenues in the last month of the quarter. Service revenues tend to fluctuate as technical service projects, which may continue over several quarters, are undertaken or completed, although the Company is in the process of reducing this area of business.

        The Company's operating results may also fluctuate due to factors such as

        -   the demand for its products,

        -   the size and timing of customer orders,

        - changes in the proportion of revenues attributable to licenses and service fees,

        - commencement or conclusion of significant technical service projects,

        -   changes in pricing policies by the Company or its competitors,

        - the number, timing, and significance of product enhancements and new product announcements by the Company and its competitors,

        - the Company's ability to develop, introduce, and market new and enhanced versions of its products on a timely basis,

        -   changes in the level of operating expenses,

        -   changes in the Company's sales incentive plans,

        -   budgeting cycles of the Company's customers,

        - customer order deferrals in anticipation of enhancements or new products offered by the Company or its competitors,

        -   nonrenewal of maintenance agreements,

        -   product life cycles,

        -   software bugs and other product quality problems,

        - personnel changes, including the Company's ability to hire and retain key employees,

        -   changes in the Company's strategy,

        -   the level of international expansion,

        - seasonal trends and general domestic and international economic and political conditions, and

        -   the Company's liquidity and the availability of funds, among others.

        The development and introduction of new or enhanced products also requires that the Company manages the transition from older, displaced products. The transitional process must be managed effectively in order to (1) minimize disruptions in customer ordering patterns, (2) avoid excessive levels of older product inventory and (3) ensure that adequate supplies of new products can be delivered to meet customer demand. Because the Company is continuously engaged in this product development and transition process, its operating results may be subject to considerable fluctuations, particularly when measured on a quarterly basis.

        For the reasons described above, the Company believes that period-to-period comparisons of its operating results are not necessarily meaningful and should not be relied upon as indications of future performance. In addition, revenues in quarters after a new product release may be significantly affected by the amount of product upgrade revenue, which tends to increase soon after the release of a new product and then decline rapidly.

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

        INTELLECTUAL PROPERTY PROTECTION

        The OMNIS products include technologies developed by the Company. The Company relies primarily on a combination of trade secret, copyright and trademark laws and contractual provisions to protect its proprietary rights in such technologies. There is no assurance that such laws and contractual provisions will adequately protect the intellectual properties and other proprietary rights of the Company. The Company is in the process of planning appropriate patent applications for certain of its Studio Web Client and other technologies. At this time the Company has not filed any final patent applications and has not been granted any patents on any of its proprietary technologies and there is no assurance that any such patents will be granted. Patent protection may become important in the protection of the commercial viability of the Company's innovative products, and the failure to obtain such patent protection could have an adverse effect on the commercial viability of such products. The Company's success therefore may in part depend on its ability to obtain patent protection or licenses to patents in the future. It is not possible to anticipate the breadth or degree of protection that patents would afford any product of the Company or the underlying technologies. There can be no assurance that any patents issued or licensed to the Company will not be successfully challenged in the future or that any OMNIS product will not infringe the patents or other intellectual property rights of third parties.

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

        CHANGES IN PRICING STRUCTURE

        The Company announced a reduction in certain portions of its pricing structure for fiscal year 1999 and beyond and intends other price reductions or adjustments for one or more products in the future. There is no guarantee that such reduction in prices will lead to increased unit volume or other additional revenue streams to replace any lost revenue, which could lead to a significant cash flow strain on the core operations of the Company. Additionally, the Company is relying on increased revenues related to its new OMNIS Studio product line, which has not generated revenues as originally projected by the Company. There is no assurance that this product line will generate the revenues needed to sustain the Company in coming quarters and beyond. The Company has committed to decreasing sales conflicts with its partners, particularly in the service revenue area, and has already taken a number of steps in this regard. This has had and will continue to have a negative effect on service revenues as compared to previous quarters and years. There can be no guarantee that the Company will be able to replace the decreasing service revenues with new product revenues.

        YEAR 2000

        Many existing computer programs use only two digits to define the applicable year in a date field. These programs were designed without considering the impact of the upcoming change in the century. If not corrected, many computer applications could fail or create erroneous results by or at the year 2000.

        Year 2000 compliance means that neither performance nor functionality of a computer system is affected by dates prior to, during or after the year 2000. In particular (i) no value for current date will cause any interruption in operation; (ii) date based functionality must operate consistently for dates prior to, during and after Year 2000; (iii) in all interfaces and data storage, the century in any date must be specified explicitly or by unambiguous algorithm or inferencing rules wherever possible; and (iv) Year 2000 must be recognized as a leap year. The Company only certifies the latest versions of the OMNIS 7 and OMNIS Studio product lines, which are OMNIS 7(3) version 7.0 and above and OMNIS Studio 2.0 and above, as Year 2000 compliant as herein defined. All new versions of OMNIS products will be tested to ensure continued compliance. Earlier versions of OMNIS 7(3) and OMNIS Studio will store date data correctly, but may fail on some date calculations, some of which involve the year 2000. OMNIS users have been advised of this issue, and the Company provides for the downloading of the latest version of the date functions applicable to the particular platform.

        Provided that developers use the current version of OMNIS 7(3) or OMNIS Studio in the manner designed, they will generate Year 2000 compliant OMNIS applications. It must be noted that both OMNIS Studio and OMNIS 7(3) provide a programming interface to other programs and external functions written by external developers and can access data stored in remote databases. In all cases the date data passed to the remote database from the OMNIS storage contains the full 4 character year representation. However the Company cannot be responsible for compliance within individual applications written by external applications developers. The Company also does not accept any responsibility for Year 2000 compliance with respect to any hardware on which the Company's products are used or any other software, including but not limited to operating system software, server databases, data file systems and other software utilities. The Company believes it has designed its current products to effectively handle the Year 2000 issue.

        The majority of the Company's internal applications were built using OMNIS products which it believes are Year 2000 compliant. Therefore, the Company believes that it has substantially mitigated its risks on the Year 2000 issue with its internal applications. The Company has completed the testing and assessment of Year 2000 compliance for all third party hardware and software and non-information technology ("non IT") systems used by the Company, and the Company believes that all such systems are Year 2000 compliant. The Company has occasionally received updates from its software suppliers, and the Company has installed those updates as soon as practical after receiving them. If the Company receives updates from its suppliers in the future, the Company will install those upgrades or replace the applicable hardware, software or other systems as soon as practical. In the event that any hardware, software or non IT system, or any upgrade or replacement, is not Year 2000 compliant, the Company plans to have adequate technical staff available to respond promptly to address any failure that may occur.

        The internal costs of such Year 2000 compliance are not known at this time. The Company cannot assure that it is or will be fully Year 2000 compliant or that Year 2000 compliance issues will not arise with respect to products furnished by third party manufacturers, the Company's own products, or suppliers that may result in unforeseen costs or delays to the Company and therefore have a material adverse effect on the Company.

        This section is a Year 2000 Readiness Disclosure pursuant to the Year 2000 Information and Readiness Disclosure Act of 1998.

        FORWARD-LOOKING STATEMENTS

        The Private Securities Litigation Reform Act of 1995 contains certain safe harbors regarding forward-looking statements. From time to time information provided by the Company or statements made by its directors, officers or employees may contain "forward-looking" information subject to numerous risks and uncertainties. Any statements made herein that are not statements of historical fact are forward-looking statements including, but not limited to, statements concerning the characteristics and growth of the Company's markets or customers, the Company's objectives or plans for future operations and products and the Company's expected liquidity and capital resources. Such forward-looking statements are based on a number of assumptions and involve a number of risks and uncertainties, and therefore actual results could materially differ. These risks and uncertainties include, among others, continuing liquidity problems, significant variability in operating results, including variability in product revenues and gross margins, fluctuating demand for new and established products, dependence on development of new products, increasing expenses for marketing and development of new products, historical lack of profitability, rapid technological change that affects the ability of the Company to respond to customer or market demands, risks associated with global operations, the continued and future acceptance of the Company's products, the rate of growth in the industries of the Company's products, the presence of competitors with greater technical, marketing and/or financial resources, and the ability of the Company to successfully expand its operations.

        LIQUIDITY AND CAPITAL RESOURCES

        At September 30, 1999, the Company's principal sources of liquidity consisted of cash and cash equivalents of $363,000, as compared to $271,000 at March 31, 1999. The Company's working capital position decreased to $15,000 at September 30, 1999 from $390,000 at March 31, 1999.

        The Company operated at a loss for the six months ended September 30, 1999. The Company's new management team has taken steps to improve the Company's cash flow through (i) more aggressive marketing of its products; (ii) focusing research and development expenditures on products that have a shorter return or "payback" period; (iii) improving operational efficiencies and (iv) significantly reducing operating expenses. With these improvements, the Company reduced cash used in operations from $6,180,000 in fiscal year 1998 to $2,514,000 in fiscal year 1999, the Company had positive cash flow provided by operating activities of $141,000 in the six months ended September 30, 1999 compared to negative cash flow used for operating activities of $1,953,000 in the six months ended September 30, 1998. The Company also had a net loss of $421,000 in the six months ended September 30, 1999 compared to a net loss of $1,356,000 in the six months ended September 30, 1998. However, there can be no assurance that the Company will be able to continue that trend and return to profitability in the near future or thereafter.

        In February 1998, the Nasdaq Stock Exchange de-listed the Company from the Nasdaq SmallCap Market. The Company is now traded on the Nasdaq Bulletin Board (BB). This has had a negative impact on the liquidity of the Company's outstanding common shares. It is not known at this time when or if the Company will be re-listed on the Nasdaq SmallCap Market.

        Management believes that the Company's plan to aggressively market its products, reduce "payback" period, improve operational efficiencies and reduce operating expenses should provide the Company with cash from operating activities to fund the ongoing operations of the Company beyond the next twelve months. However, any projections of future cash needs and cash flows are subject to substantial uncertainty. If current cash and cash that may be generated from operations are insufficient to satisfy the Company's liquidity requirements, the Company may seek to obtain a line of credit or sell additional equity or debt securities.

        The Company does not currently have an established line of credit with a commercial bank. Such a credit facility may be difficult to obtain with the Company's historical operating results. Accordingly, in order to obtain additional funds in the future, the Company may need to seek additional equity capital, which would be dilutive to current stockholders, or the Company may need to sell debt securities, which would decrease the equity of current stockholders in the Company. The Company is not currently attempting to raise additional capital, but such activity may be required to continue operations. There can be no assurance that the Company will be able to raise additional capital on commercially reasonable terms should the Company need additional funds in the future.

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

        BTN - Germany. The Company entered into a professional development services agreement with BTN Versandhandel GmbH ("BTN") of Leiferde, Germany for the development of an OMNIS application. The Company developed and delivered a version of the application to BTN. BTN failed to pay the Company as agreed, claiming there were flaws in the application. The Company suspended the project awaiting BTN's payment. BTN commenced legal action against the Company in Germany claiming damages of approximately $136,000 (DM250,000) as of September 30, 1999 for failure to perform under the service agreement. The Company has countersued BTN claiming the balance owed under the contract of approximately $33,000 (DM60,000) as of September 30, 1999. The Company believes that the claim by BTN is meritless and intends to aggressively pursue its counterclaim against BTN.

ITEM 2. CHANGES IN SECURITIES AND USE OF PROCEEDS

None.

ITEM 3. DEFAULTS UPON SENIOR SECURITIES

None.

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

At the annual meeting of shareholders held on September 29, 1999, the following matters were submitted and approved by a vote of security holders:

To elect the following directors:

        Geoffrey Wagner (For: 9,359,260; Withheld: 16,702)

        Douglas Marshall (For: 9,359,280; Withheld: 16,682)

The following directors were continued in office: Philip Barrett, Gerald Chew, and Mrs. Gwyneth Gibbs.

To approve the adoption of the Omnis Technology Corporation 1999 Stock Option Plan. (For: 7,866,438; Against: 7,894; Abstain: 15,724)

To ratify the grant of stock options in the total amount of 258,650 shares of the common stock of the Company to certain of the Directors and Officers of the Company under the Omnis Technology Corporation 1999 Stock Option Plan. (For:
7,865,240; Against: 9,062; Abstain: 15,754)

To approve an amendment to the Company's 1994 Employee Stock Purchase Plan to increase the number of shares of Common Stock reserved for issuance under the Plan by 150,000 shares from 250,000 shares to 400,000 shares. (For: 7,867,507;
Against: 8,077; Abstain: 14,472)

To ratify the appointment of Grant Thornton LLP as independent public accountants of the Company for the fiscal year ending March 31, 2000. (For:
9,359,318; Against: 2,095; Abstain: 14,549)

ITEM 5. OTHER INFORMATION

None.

ITEM 6. EXHIBITS AND REPORTS ON FORM 8-K

(a) Exhibits:

        27.1 Financial Data Schedule

(b) No reports on Form 8-K were on filed during the quarter ended September 30, 1999.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Date: November 15, 1999

                                    OMNIS TECHNOLOGY CORPORATION (Registrant)

                                     /s/ GWYNETH GIBBS
                                    --------------------------------------------
                                    Gwyneth Gibbs
                                    President, interim Chief Executive Officer,
                                    and interim Chief Financial Officer

                                  EXHIBIT INDEX

EXHIBIT NUMBER               TITLE
--------------               -----
27.1                         Financial Data Schedule