Form 10QSB
period 1999-12-31
OMNIS TECHNOLOGY CORP
filed 2000-02-14
CIK 820738

                     U.S. SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549


                                   FORM 10-QSB



(Mark One)

        [X] Quarterly Report under Section 13 or 15(d) of the Securities Exchange Act of 1934

        For the quarter period ended December 31, 1999

        [ ]    Transition Report Pursuant to Section 13 or 15(d) of the
               Exchange Act

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

        Check whether the issuer: (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

                         Yes   [X]             No   [ ]

     As of February 1, 2000 there were 9,865,091 shares of registrant's Common Stock, $.10 par value, outstanding.

                  OMNIS TECHNOLOGY CORPORATION AND SUBSIDIARIES
                                      INDEX

                                                                              Page No.
                                                                              --------
                                PART I. FINANCIAL INFORMATION

Item 1.    Financial Statements:

           Condensed Consolidated Balance Sheets -
             December 31, 1999 and March 31, 1999                             3

           Condensed Consolidated Statements of Operations - Three and Nine
             Months ended December 31, 1999 and 1998                          4

           Condensed Consolidated Statements of Cash Flows -
             Nine Months ended December 31, 1999 and 1998                     5

           Notes to Condensed Consolidated Financial Statements               6

Item 2.    Management's Discussion and Analysis of Financial
                 Condition and Results of Operations                          8

                                  PART II. OTHER INFORMATION

Item 1.    Legal Proceedings                                                 20

Item 2.    Changes in Securities                                             21

Item 3.    Defaults upon Senior Securities                                   22

Item 4.    Submission of Matters to a Vote of Security Holders               22

Item 5.    Other Information                                                 22

Item 6.    Exhibits and Reports on Form 8-K                                  22

           Signatures                                                        23

                          PART I. FINANCIAL INFORMATION

ITEM 1.    Financial Statements

                  OMNIS TECHNOLOGY CORPORATION AND SUBSIDIARIES
                      CONDENSED CONSOLIDATED BALANCE SHEETS

                                     ASSETS

                                                     December 31,         March 31,
                                                         1999               1999
                                                     ------------       ------------
                                                     (Unaudited)
Current Assets:
      Cash and equivalents                           $    879,000       $    271,000
      Trade accounts receivable, less allowance
      for doubtful accounts and returns of
      $186,552 and $150,049, respectively               1,793,000            764,000
      Inventory                                            17,000             13,000
      Other current assets                                291,000            609,000
                                                     ------------       ------------
           Total current assets                         2,980,000          1,657,000
                                                     ------------       ------------

Property, furniture and equipment, net                    728,000            890,000
Other assets                                                                  10,000
                                                     ------------       ------------
           Total assets                              $  3,708,000       $  2,557,000
                                                     ------------       ------------

LIABILITIES AND STOCKHOLDERS' EQUITY

Current Liabilities:
      Line of Credit                                  $   500,000       $
      Accounts payable                                    519,000            240,000
      Accrued liabilities                                 865,000            533,000
      Current portion of long term debt                   109,000             82,000
      Deferred revenue                                    457,000            412,000
                                                     ------------       ------------
           Total current liabilities                    2,450,000          1,267,000
                                                     ------------       ------------

      Long term debt                                                          28,000
                                                     ------------       ------------
           Total liabilities                            2,450,000          1,295,000
                                                     ------------       ------------

Stockholders' Equity:
      Preferred stock                                     300,000            300,000
      Common stock                                        986,000            967,000
      Paid-in capital                                  45,224,000         45,180,000
      Accumulated deficit                             (45,376,000)       (45,386,000)
      Accumulated other comprehensive income              124,000            201,000
                                                     ------------       ------------
           Total stockholders' equity                   1,258,000          1,262,000
                                                     ------------       ------------
           Total liabilities and stockholders'
           equity                                    $  3,708,000       $  2,557,000
                                                     ============       ============

                  OMNIS TECHNOLOGY CORPORATION AND SUBSIDIARIES

                 CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
                                   (UNAUDITED)

                                             Three Months Ended                     Nine Months Ended
                                                 December 31,                          December 31,
                                       -------------------------------       -------------------------------
                                           1999               1998               1999               1998
                                       ------------       ------------       ------------       ------------
Net revenues:
      Products                         $  2,090,000       $  1,175,000       $  4,142,000       $  2,954,000
      Services                              257,000            434,000            760,000          1,304,000
                                       ------------       ------------       ------------       ------------

      Total net revenues                  2,347,000          1,609,000          4,902,000          4,258,000

Costs and expenses:
      Cost of product revenues               38,000             67,000            105,000            262,000
      Cost of service revenues               46,000             96,000            144,000            298,000
      Selling and marketing                 916,000            505,000          2,015,000          1,579,000
      Research & development                560,000            360,000          1,465,000          1,057,000
      General and administrative            356,000            399,000          1,154,000          2,027,000
                                       ------------       ------------       ------------       ------------

      Total costs and expenses            1,916,000          1,427,000          4,883,000          5,223,000

Operating income (loss)                     431,000            182,000             19,000           (965,000)
                                       ------------       ------------       ------------       ------------

Other income (expense):
      Interest income                        (3,000)            (2,000)            (7,000)            (5,000)
      Interest expense and
      other, net                              8,000             51,000             17,000            259,000
                                       ------------       ------------       ------------       ------------
                                              5,000             49,000             10,000            254,000
                                       ------------       ------------       ------------       ------------

Income (loss) before income taxes           426,000            133,000              9,000         (1,219,000)

Income tax expense                           (5,000)                 0             (1,000)             4,000
                                       ------------       ------------       ------------       ------------

      Net income (loss)                $    431,000       $    133,000       $     10,000       $ (1,223,000)
                                       ============       ============       ============       ============

Basic net income (loss) per share      $       0.04       $       0.06       $       0.00       $      (0.58)

Weighted average number of
    common shares outstanding             9,844,050          2,125,863          9,735,742          2,125,852
Diluted net income (loss) per
    share                              $       0.04       $       0.05       $       0.00       $      (0.58)
Fully diluted number of common
    shares outstanding                   11,224,322          2,689,064         10,905,567          2,125,852

                  OMNIS TECHNOLOGY CORPORATION AND SUBSIDIARIES

                 CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                                   (UNAUDITED)


                                                               Nine Months Ended
                                                                   December 31,
                                                          -----------------------------
                                                             1999              1998
                                                          -----------       -----------
Cash Flows from Operating Activities:
      Net income (loss)                                   $    10,000       $(1,223,000)
      Adjustments to reconcile net income (loss) to
      net cash provided by (used for) operating
      activities:
           Depreciation and amortization expense              260,000           341,000
           Change in assets and liabilities:
                 Trade accounts receivable                 (1,029,000)         (257,000)
                 Inventory                                     (4,000)           54,000
                 Loss on disposal of property                   1,000            95,000
                 Other assets                                 328,000           596,000
                 Accounts payable and accrued
                 liabilities                                  582,000        (1,146,000)
                 Deferred revenue                              45,000          (331,000)
                 Bank overdraft                                                (117,000)
                                                          -----------       -----------

      Net cash provided by (used for) operating
      activities                                              193,000        (1,988,000)
                                                          -----------       -----------
Cash Flows from Investing Activities:
      Purchase of property, furniture and equipment           (93,000)          (24,000)
      Proceeds from sale of fixed assets                        1,000            57,000
                                                          -----------       -----------

           Net cash provided by (used for) investing
           activities                                         (92,000)           33,000
                                                          -----------       -----------
Cash Flows from Financing Activities:
      Proceeds from preferred stock issuance                                  1,000,000
      Proceeds from incentive stock option exercise             2,000
      Proceeds from stock issuance                             89,000             1,000
      Additions of debt                                       622,000           864,000
      Repayments of debt                                     (122,000)         (100,000)
                                                          -----------       -----------
           Net cash provided by financing activities          591,000         1,765,000
                                                          -----------       -----------
Effect of Exchange Rate Changes on Cash                       (84,000)           75,000

Net increase (decrease) in cash and equivalents               608,000          (115,000)
Cash and equivalents at beginning of period                   271,000           242,000
                                                          -----------       -----------
Cash and Equivalents at End of Period                     $   879,000       $   127,000
                                                          ===========       ===========

                  OMNIS TECHNOLOGY CORPORATION AND SUBSIDIARIES
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

        1. The unaudited financial information furnished herein reflects all adjustments, consisting only of normal recurring items, which in the opinion of management are necessary to fairly state the Company's financial position, the results of its operations and the changes in its financial position for the periods presented. These financial statements should be read in conjunction with the Company's audited financial statements for the year ended March 31, 1999. The results of operations for the period ended December 31, 1999 are not necessarily indicative of results to be expected for any other interim period or the fiscal year ending March 31, 2000.

        2. Compass Actions.

         In March 1998, the Company was sued by Compass Software ("Compass") in the Federal District Court for the Eastern District of Washington alleging damages for software copyright infringement and related claims. On November 29, 1999, the Federal District Court dismissed the case and judgment was entered on behalf of the Company. The period for an appeal of the dismissal has past without any further action by Compass. As a result the Company has prevailed in this action.

         The Company previously had sued Compass in the same court in a separate action in 1994, claiming that Compass had illegally infringed on and distributed the Company's software products. This matter was settled with an agreement that Compass would pay certain amounts and would not make illegal copies of the Company's software in the future. Compass failed to pay the promised amounts when due. The Company then obtained a judgment for breach of contract against Compass. As part of its efforts to enforce the judgment against Compass, the Company purchased, at a judgment lien sale, certain intangible property of Compass including the rights to the now-dismissed 1998 infringement suit. Compass then requested the applicable court to set aside the execution sale and a claim for attorney's fees brought by the Company. The court granted the request and the Company currently is appealing that portion of the judgment disallowing attorney's fees. The appeal has been briefed and oral argument will be held in February 2000.

         The Company also filed in September 1998 a separate lawsuit seeking monetary damages against Compass in the Federal District Court for the Western District of Washington, alleging additional acts of copyright infringement by Compass for later years. That lawsuit is currently pending.

        BTN Action.

         The Company entered into a professional development services agreement with BTN Versandhandel GmbH ("BTN") of Leiferde, Germany for the development of an OMNIS application. The Company developed and delivered a version of the application to BTN. BTN failed to pay the Company as agreed, claiming there were flaws in the application. The Company suspended the project awaiting BTN's payment. BTN commenced legal action against the Company in Germany claiming damages of approximately $128,600 (DM250,000) as of December 31, 1999 for failure to perform under the service agreement. The Company has countersued BTN claiming the balance owed under the contract of approximately $30,900 (DM60,000) as of December 31, 1999. The Company believes that the claim by BTN is meritless and intends to aggressively pursue its counterclaim against BTN.

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

                                                                     Nine Months Ended
                                                                        December 31,
                                                               -----------------------------
                                                                   1999              1998
                                                               -----------       -----------
        Revenue by geographic region(l):
              Revenue from North America                       $ 2,429,000       $ 1,852,000
              Revenue from Europe                                2,473,000         2,406,000
                                                               -----------       -----------
              Total                                            $ 4,902,000       $ 4,258,000

        Operating income (loss) by geographic region(l):
              Revenue from North America                       $   278,000       $  (799,000)
              Revenue from Europe                                 (259,000)         (166,000)
                                                               -----------       -----------
              Total                                            $    19,000       $  (965,000)

    (1)  Revenues are broken out geographically by ship from location.

COMPREHENSIVE INCOME (LOSS)

Comprehensive income includes changes in the balance of items that are reported directly in a separate component of stockholders' equity on the condensed consolidated balance sheets. The reconciliation of net loss to comprehensive loss is as follows.

                                             Three Months Ended                 Nine Months Ended
                                                December 31,                       December 31,
                                       -----------------------------      -----------------------------
                                          1999              1998             1999              1998
                                       -----------       -----------      -----------       -----------
Net income (loss):                     $   431,000       $   133,000      $    10,000       $(1,223,000)
Other comprehensive (loss) gain
      Foreign currency
      translation adjustments              (20,000)            4,000          (77,000)           72,000
                                       -----------       -----------      -----------       -----------

Total comprehensive income (loss)      $   411,000       $   137,000      $   (67,000)      $(1,151,000)
                                       ===========       ===========      ===========       ===========

ITEM 2. Management's Discussion and Analysis of Financial Condition and Results of Operations

        This Item 2, as well as other portions of this document, include certain forward-looking statements about the Company's business, revenues, expenditures and operating and capital requirements. In addition, forward-looking statements may be included in various other Company documents to be issued concurrently or in the future and in oral or other statements made by representatives of the Company to investors and others from time to time. Forward-looking statements are subject to risks and uncertainties that could cause actual results to differ materially from predicted results. Such risks include, among others

        - the Company's degree of liquidity and ability to obtain additional financing,

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

        - the rate of growth in the industries in which the Company's products are marketed,

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

OVERVIEW

        The Company, through its domestic and international subsidiaries, develops and markets software application development tools and related technical services. Its main products are the

OMNIS 7(3)(TM) client/server application development software group of products and the more advanced OMNIS Studio(TM) and Web Client(TM) rapid application development tools.(1)

        A significant aspect of the Company's products is the products' ability to run across several different operating system platforms. The OMNIS 7(3) runs on both Macintosh OS and Windows 95/98/NT operating systems, while the more advanced OMNIS Studio products run on Macintosh OS, Windows 95/98/NT and
Linux operating systems.

        During the third fiscal quarter ending December 31, 1999, the Company made some significant additions to its management team in North America, principally with the hiring of James W. Dorst as Chief Operating Officer and Chief Financial Officer and Jerald Lipscomb as Chief Evangelist. Mr. Dorst and Mr. Lipscomb were hired in part to construct a North American team to take advantage of OMNIS Studio's ability to provide advanced application solutions to both the existing market and the emerging Linux marketplace.

        The Company markets its products primarily through its indirect channel consisting of software application developers, value added resellers, distributors, and OEM relationships.

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


--------

(1) OMNIS is a registered trademark of OMNIS Software Limited. OMNIS Studio and OMNIS 7 and OMNIS Studio Web Client are trademarks of OMNIS Technology Corporation. All other products or service names mentioned herein are trademarks of their respective owners.

        Consistent with this goal, the Company has begun to organize itself into two operational business units, the Enterprise Business Unit ("EBU") and the Linux Business Unit ("LBU"). The purpose for this division is to acknowledge and focus on the requirements of each of these large and important discrete markets. The EBU concentrates on increasing penetration of our existing customer base, introducing OMNIS Studio and Web Client to new corporate customers. The LBU will position and market OMNIS Studio and Web Client into the fast growing Linux operating system marketplace.

        The Company is a technology leader in the development and deployment of component engineering software. The Company believes that its OMNIS Studio and Web Client and OMNIS 7(3) product lines provide powerful tools for the prompt development and deployment of Internet and client/server applications for such markets as health care and pharmaceuticals, legal and administration, human resources and accounting, manufacturing, education and government. These products provide the capability to reuse software objects and to integrate objects from different programming languages.

The Company's Products

        OMNIS Studio(R)

        The OMNIS Studio development tool is the Company's premium product line and was one of the first commercially available application development tools that integrated ActiveX and Java Beans components. OMNIS Studio is an object-oriented rapid application development tool, offering efficient visual assembly of components and objects. OMNIS Studio currently provides cross-platform support for Linux, Microsoft Windows 95 and Windows 98, Windows NT, Windows 3.1 and Macintosh OS operating systems; a powerful code inspector; a report writer; a multiple-mode debugger; and support for localization and multilingual implementation.

        The OMNIS Studio programming language combines a fourth generation object-oriented programming language and its own "dot notation", which is a hierarchical language that permits the user to manipulate any object down to its individual attributes and events. OMNIS Studio contains a proprietary set of Data Access Modules that provide access to and seamless conversion between industry-leading databases, including Oracle, Sybase, DB2, Informix, and most other ODBC-compliant databases such as MS SQL Server and MySQL. From within one integrated design environment, the OMNIS SQL Browser enables access to different types of server databases and movement of objects and data from one database to another.

        The Linux version of OMNIS Studio was released in September 1999. This version enables OMNIS developers to create and deliver their applications in most Linux environments in addition to existing platforms. In addition, certain of the external components of OMNIS Studio are presently available in open source format to provide working examples for developers interested in programming their own components for use with OMNIS Studio.

        OMNIS Studio Web Client(TM)

        The OMNIS Studio Web Client was announced in late 1998 and released in April 1999. The OMNIS Studio Web Client is designed to use object-oriented programming for the development of Internet based forms, using drag and drop and wizards, and includes controls such as dropdown lists, tabs and sidebars to ease construction of web enabled applications.

        Using the Web Client, a user can view OMNIS applications on the Internet with a standard web browser, such as Microsoft Internet Explorer or Netscape Navigator. The server application is developed using standard OMNIS technology and runs a proprietary OMNIS engine that is located between the web server and the database. Web Client requires no compilation or other operations requiring server downtime, and provides for fast, rich web interfaces.

        OMNIS 7(3)(TM)

        The OMNIS 7(3) development tool is a cross-platform application development tool for the development of form-based client/server software applications. OMNIS 7(3) has been the Company's main product line for a number of years and continues to be an important, although diminishing, source of revenue for the Company.

        The OMNIS Version Control System ("VCS") and OMNIS Change Management System provide format and library storage, version tracking, and application life-cycle support. OMNIS 7(3) applications can be deployed under Windows 3.1, Windows 95/98, Windows NT, Power Macintosh and 68030 or 68040 Macintosh systems.

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

        The Company does not anticipate adding significant enhancements to the functions of OMNIS 7(3). In general, the Company licenses OMNIS 7(3) only to existing OMNIS 7(3) users desiring to upgrade to the latest version of OMNIS 7(3).

        Applications developed with OMNIS Studio or OMNIS 7(3) require the OMNIS Runtime software, which acts as a software environment shell for the application, and the Company licenses OMNIS Runtime to end users and to certain developers, who sublicense OMNIS Runtime to end users of those developers' applications.

RESULTS OF OPERATIONS FOR THE THREE AND NINE MONTHS ENDED DECEMBER 31, 1999 AND DECEMBER 31, 1998

REVENUES

        Total net revenues for the three months ended December 31, 1999 were $2,347,000, representing an increase of 46% as compared to total net revenues of $1,609,000 for the three months ended December 31, 1998. Total net revenues for the nine months ended December 31, 1999 were $4,902,000 representing an increase of 15% as compared to total net revenues of $4,258,000 for the nine months ended December 31, 1998. This increase is due primarily to a single large sale to one company in North America during the quarter.

        Product revenues increased during the three months ended December 31, 1999 to $2,090,000 from $1,175,000 in the three months ended December 31, 1998. Product revenues increased during the nine months ended December 31, 1999 to $4,142,000 from $2,954,000 in the nine months ended December 31, 1998. This increase also is due primarily to a single large sale to one company in North America.

        Service revenues for the three months ended December 31, 1999 decreased 41% to $257,000 from $434,000 for the three months ended December 31, 1998. Service revenues for the nine months ended December 31, 1999 decreased 42% to $760,000 from $1,304,000 for the nine months ended December 31, 1998. The majority of this decrease is due to the Company's decision to phase out its consulting offerings. Maintenance revenue, which primarily consists of fees from email and telephone support to the Company's customers, decreased during the period ending December 31, 1999 due to a decrease in the annual support fees being charged to customers.

        The Company does not expect to receive significant service revenues related to consulting projects in future periods as it focuses on higher margin product related revenue and shifts consulting opportunities to its external customers.

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

        Cost of product revenues as a percentage of product revenues decreased to 2% in the three months ended December 31, 1999 as compared to 4% in the three months ended December 31, 1998. Cost of product revenues as a percentage of product revenues decreased from 9% in the nine months ended December 31, 1998 to 3% in the nine months ended December 31, 1999. This is due primarily to the reduction in headcount in the production department during the nine months ended December 31, 1999 and an inventory obsolescence write-off during the nine months ended December 31, 1998.

        Cost of service revenues decreased as a percentage of service revenues from 22% in the three months ended December 31, 1998 to 18% in the three months ended December 31, 1999. Cost of service revenues decreased as a percentage of service revenues from 23% in the nine months ended December 31, 1998 to 19% in the nine months ended December 31, 1999. This decrease was primarily due to a significant reduction in headcount in the consulting division, resulting in significantly better utilization of the Company's consulting resources. Currently the Company retains very few consultants and the Company's remaining consultants are typically fully utilized. In addition, the Company has very little, if any, management resources assigned to the consulting division, thereby reducing overhead costs. At the same time, the Company's technical support group continues to generate favorable gross margins, and represents the majority of the related revenues and costs within service revenues.

SALES AND MARKETING EXPENSE

        Sales and marketing expenses increased to $916,000 for the three months ended December 31, 1999 as compared to $505,000 for the three months ended December 31, 1998. Sales and marketing expenses increased to $2,015,000 for the nine months ended December 31, 1999 as compared to $1,579,000 for the nine months ended December 31, 1998. The increase in sales and marketing expenses was primarily due to increased commission expense incurred with the closing of the single large sale to one company during the quarter noted above. The Company further anticipates that its sales and marketing expenses will increase substantially in the fourth quarter of the 2000 fiscal year to expand sales and marketing operations in North America and for related activities.

RESEARCH AND DEVELOPMENT EXPENSE

        Research and development costs increased to $560,000 for the three months ended December 31, 1999 as compared to $360,000 for the three months ended December 31, 1998. Research and development costs increased to $1,465,000 for the nine months ended December 31, 1999 as compared to $1,057,000 for the nine months ended December 31, 1998. This increase was due primarily to an increase in headcount at the Research and Development Center of the Company in the United Kingdom. The Company continues to invest in the development of its newer product line, OMNIS Studio, aimed at sales opportunities that the Company believes will expand its installed base of customers.

GENERAL AND ADMINISTRATIVE EXPENSE

        General and administrative expenses decreased to $356,000 for the three months ended December 31, 1999 as compared to $399,000 for the three months ended December 31, 1998. General and administrative expenses decreased to $1,154,000 for the nine months ended December 31, 1999 as compared to $2,027,000 for the nine months ended December 31, 1998. This decrease was primarily due to a decrease in headcount.

OTHER INCOME (EXPENSE)

        Other income (expense) is comprised primarily of interest income earned on cash and cash equivalents, interest expense, and any gain or loss on foreign currency transactions. Interest income increased slightly to $3,000 for the three months ended December 31, 1999 from $2,000 for the three months ended December 31, 1998. Interest income increased to $7,000 for the nine months ended December 31, 1999 from $5,000 for the nine months ended December 31, 1998. This increase was primarily due to higher average balances of cash and cash equivalents. The Company has secured a $3.0 million short-term line of credit from a significant shareholder and has drawn down $500,000 during the three months ended December 31, 1999. Interest and other net expense decreased to $8,000 during the three months ended December 31, 1999 from $51,000 during the three months ended December 31, 1998 and $17,000 for the nine months ended December 31, 1999 compared to $259,000 for the nine months ended December 31, 1998.

These decreases are primarily due to the conversion to equity of a promissory note from the Company to a significant shareholder in March 1999.

PROPERTIES

        During the initial part of the fiscal year ended March 31, 1999, the Company had leased approximately 22,178 square feet of office space in San Bruno, California under a lease which expired in May 2002 and required payment of base monthly rental payments of $58,772 plus a percentage of operating costs and property taxes. The base monthly rent increased to $60,990 per month during 1998. The Company negotiated a termination of this lease in August 1998 and now occupies 3,800 square feet of office space in San Carlos, California under a lease which expires on August 31, 2000, at a base monthly rent of $7,706.

        The Company owns property in the United Kingdom that it uses for research and development. The Company also leased 2,738 square feet of office space for the European sales headquarters office in Bracknell, England. The Bracknell lease, which was to expire in February 2001, had monthly rental payments of approximately $5,009 plus approximately $2,161 for common area maintenance. The Company agreed to an early termination of this lease with the landlord and moved on June 15, 1999, to new offices near Watford, England. This will result in substantial savings on rent and service charges over a full year. The Company also leases 2,370 square feet of office space in London, England (formerly its London sales office). That lease, which expires on November 1, 2012, has monthly rental payments of approximately $3,831. During the 1999 fiscal year, the Company sublet all of the London office space, for which it received a rental of approximately $2,259 per month plus 100% reimbursement for common area maintenance. As a result of a sublease review, the sublease rent charged subsequently increased to approximately $3,831 per month, backdated to November 1997. The sublease terminated on December 25, 1999, and the Company currently is negotiating with the landlord for an early termination of the main lease.

        The Company leases property in Germany for use as a sales office. The space is 457 square meters and has monthly rental payments of approximately $6,222. The lease will expire May 14, 2007, although the Company has an option to terminate the lease in May 2002. The Company believes that these facilities are more than adequate to meet its requirements for fiscal year 2000.

        All of the foregoing rental obligations are payable in the local currency but for purposes of this discussion have been translated into U.S. Dollars using the exchange rate at December 31, 1999.

        LIQUIDITY AND CAPITAL RESOURCES

        At December 31, 1999, the Company's principal sources of liquidity consisted of cash and cash equivalents of $879,000, as compared to $271,000 at March 31, 1999. The Company's working capital position increased to $530,000 at December 31, 1999 from $390,000 at March 31, 1999.

        The Company operated at a profit for the nine months ended December 31, 1999. The Company's new management team has taken steps to improve the Company's cash flow through (1) focusing research and development expenditures on products that have a shorter return or "payback" period; (2) improving operational efficiencies; (3) significantly reducing operating expenses; and (4) securing short term financing through a line of credit of $3.0 million from a significant shareholder in December 1999. With these improvements, the Company reduced cash used in operations from $6,180,000 in fiscal year 1998 to $2,514,000 in fiscal year 1999. The Company had positive cash flow provided by operating activities of $193,000 in the nine months ended December 31, 1999 compared to negative cash flow from operating activities of $1,988,000 in the nine months ended December 31, 1998. The Company also had a net profit of $10,000 in the nine months ended December 31, 1999 compared to a net loss of $1,223,000 in the nine months ended December 31, 1998. However, there can be no assurance that the Company will be able to continue the trend of profitability in the near future or thereafter.

        In February 1998, the Nasdaq Stock Exchange de-listed the Company from the Nasdaq SmallCap Market. The Company is now traded on the Nasdaq Bulletin Board. This has had a negative impact on the liquidity of the Company's outstanding common shares. The Company has recently applied for relisting on the Nasdaq SmallCap Market; however it is not known at this time when or if the Company will be re-listed.

        Management believes that with the $3.0 million short-term financing, the Company's plan to focus research and development expenditures on products that have a shorter "payback" period, improved operational efficiencies and the aggressive management of operating expenses, cash to fund ongoing operations should be sufficient to sustain operations through May 31, 2000. It is anticipated, however, that the Company will have to obtain a line of credit facility or sell additional equity or debt securities before June 1, 2000.

        The Company does not currently have an established line of credit with a commercial bank. Such a credit facility may be difficult to obtain with the Company's historical operating results. Accordingly, in order to obtain additional funds in the future, the Company will need to seek additional debt or equity capital. The sale of additional equity would be dilutive to current stockholders, while the sale of additional debt securities would decrease the overall equity of current stockholders in the Company. The Company is currently attempting to raise additional capital; however there can be no assurance that the Company will be able to raise additional capital on commercially reasonable terms.






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

        The development and introduction of new or enhanced products also requires that the Company manages the transition from older, displaced products. The transitional process must be managed effectively in order to (1) minimize disruptions in customer ordering patterns, (2) avoid excessive levels of older product inventory, and (3) ensure that adequate supplies of new products can be delivered to meet customer demand. Because the Company is continuously engaged in this product development and transition process, its operating results may be subject to considerable fluctuations, particularly when measured on a quarterly basis.

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

        EXPENSE LEVELS

        The Company's expense levels are based, in significant part, on the Company's expectations as to future revenues and are therefore relatively fixed in the short term. If revenue levels fall below expectations, net income is likely to be disproportionately adversely affected because a proportionately smaller amount of the Company's expenses vary with its revenues. There can be no assurance that the Company will be able to achieve profitability on a quarterly or annual basis in the future. Due to all of the foregoing factors, it is likely that in some future quarter the Company's operating results will be below the expectations of public market analysts and investors. In such event the price of the Company's common stock would likely be materially adversely affected.

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

        INTELLECTUAL PROPERTY PROTECTION

        The OMNIS products include technologies developed by the Company. The Company relies primarily on a combination of trade secret, copyright and trademark laws and contractual provisions to protect its proprietary rights in such technologies. There is no assurance that such laws and contractual provisions will adequately protect the intellectual property and other proprietary rights of the Company. The Company is in the process of preparing appropriate patent applications for certain of its Web Client and other technologies and has engaged legal counsel for this purpose. At this time the Company has not filed any final patent applications and has not been granted any patents on any of its proprietary technologies and there is no assurance that any such patents will be granted. Patent protection may become important in the protection of the commercial viability of the Company's innovative products, and the failure to obtain such patent protection could have an adverse effect on the commercial viability of such products. The Company's success, therefore, may in part depend on its ability to obtain patent protection or licenses to patents in the future. It is not possible to anticipate the breadth or degree of protection that patents would afford any product of the Company or the underlying technologies. There can be no assurance that any patents issued or licensed to the Company will not be successfully challenged in the future or that any OMNIS product will not infringe the patents or other intellectual property rights of third parties.

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

        YEAR 2000

        Many existing computer programs use only two digits to define the applicable year in a date field. These programs were designed without considering the impact of the change in the century that occurred at the end of 1999. If not corrected, computer applications could fail or create erroneous results during the year 2000 and, potentially, beyond.

        Year 2000 compliance means that neither performance nor functionality of the computer system is affected by dates prior to, during or after the year 2000. In particular (1) no value for a current date will cause any interruption in operation; (2) date based functionality must operate consistently for dates prior to, during and after year 2000; (3) in all interfaces and data storage, the century in any date must be specified explicitly or by unambiguous algorithm or inferencing rules whenever possible; and (4) year 2000 must be recognized as a leap year. The Company only certifies the latest versions of the OMNIS 7 and OMNIS Studio product lines, which are OMNIS 7(3) version 7.0 and above and OMNIS Studio 2.0 and above, as Year 2000 compliant as herein defined. All new versions of OMNIS products will be tested to ensure continued compliance. Earlier versions of OMNIS 7(3) and OMNIS Studio will store date data correctly, but may fail on some date calculations, some of which involve the year 2000. Users of OMNIS products have been advised of this issue, and the Company provides for the downloading of the latest version of the date functions applicable to the particular platform.

        Provided that developers use the current version of OMNIS 7(3) or OMNIS Studio in the manner designed, they should generate year 2000 compliant OMNIS applications. It must be noted that both OMNIS Studio and OMNIS 7(3) provide a programming interface to other programs and external functions written by external developers and can access data stored in remote databases. In all cases the date data passed to the remote database from the OMNIS storage should contain the full 4 character year representation. However the Company cannot be responsible for compliance within individual applications written by external applications developers. The Company also does not accept any responsibility for year 2000 compliance with respect to any hardware on which the Company's products are used or any other software, including but not limited to operating system software, server databases, data file systems and other software utilities. The Company believes it has designed its current products to effectively handle the year 2000 issue.

        The majority of the Company's internal applications were built using OMNIS products which it believes are year 2000 compliant. Therefore, the Company believes that it has substantially mitigated its risks on the year 2000 issue with its internal applications. The Company has completed the testing and assessment of year 2000 compliance for all third party hardware and software and non-information technology ("non IT") systems used by the Company, and the Company believes that all such systems are year 2000 compliant. As of February 1, 2000, the Company has not suffered any material year 2000 problems.

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

        The internal costs of such year 2000 compliance are not known at this time. The Company cannot assure that it has been fully year 2000 compliant or that year 2000 compliance issues will not arise in the future with respect to products furnished by third party manufacturers, the Company's own products, or suppliers, in each case potentially resulting in unforeseen costs or delays to the Company and therefore having a material adverse effect on the Company.

        This section is a Year 2000 Readiness Disclosure pursuant to the Year 2000 Information and Readiness Disclosure Act of 1998.

        CHANGES IN PRICING STRUCTURE

        The Company announced a reduction in certain portions of its pricing structure for fiscal year 1999 and beyond and intends other price reductions or adjustments for one or more products in the future. In this connection, on February 1, 2000 the Company announced the introduction of new Omnis Partner Programs for the North American users of its Omnis Studio and Web Client products. These programs will result in additional price reductions for those products in the North American market.

        There is no guarantee that such reductions in prices will lead to increased unit volume or other additional revenue streams to replace any lost revenue, which could lead to a significant cash flow strain on the core operations of the Company. Additionally, the Company is relying on increased revenues related to its new OMNIS Studio and Web Client product lines, which have not generated revenues as originally projected by the Company. There is no assurance that these product lines will generate the revenues needed to sustain the Company in coming quarters and beyond. The Company has committed to decreasing sales conflicts with its key customers, particularly in the service revenue area, and has already taken a number of steps in this regard. This has had and will continue to have a negative effect on service revenues as compared to previous quarters and years. There can be no guarantee that the Company will be able to replace the decreasing service revenues with new product revenues.

        FORWARD-LOOKING STATEMENTS

        The Private Securities Litigation Reform Act of 1995 contains certain safe harbors regarding forward-looking statements. From time to time information provided by the Company or statements made by its directors, officers or employees may contain "forward-looking" information subject to numerous risks and uncertainties. Any statements made herein that are not statements of historical fact are forward-looking statements including, but not limited to, statements concerning the characteristics and growth of the Company's markets or customers, the Company's objectives or plans for future operations and products and the Company's expected liquidity and capital resources. Such forward-looking statements are based on a number of assumptions and involve a number of risks and uncertainties, and therefore actual results could materially differ. These risks and uncertainties include, among others, continuing liquidity problems, significant variability in operating results, including variability in product revenues and gross margins, fluctuating demand for new and established products, dependence on the development of new products, increasing expenses for marketing and the development of new products, historical lack of profitability, rapid technological change that affects the ability of the Company to respond to customer or market demands, risks associated with global operations, the continued and future acceptance of the Company's products, the rate of growth in the industries in which the Company's products are marketed, the presence of competitors with greater technical, marketing and/or financial resources, and the ability of the Company to successfully expand its operations.

                           PART II. OTHER INFORMATION

ITEM 1.    LEGAL PROCEEDINGS

        Compass Actions.

        In March 1998, the Company was sued by Compass Software ("Compass") in the Federal District Court for the Eastern District of Washington alleging damages for software copyright infringement and related claims. On November 29, 1999, the Federal District Court dismissed the case and judgment was entered on behalf of the Company. The period for an appeal of the dismissal has past without any further action by Compass. As a result the Company has prevailed in this action.

        The Company previously had sued Compass in the same court in a separate action in 1994, claiming that Compass had illegally infringed on and distributed the Company's software products. This matter was settled with an agreement that Compass would pay certain amounts and would not make illegal copies of the Company's software in the future. Compass failed to pay the promised amounts when due. The Company then obtained a judgment for breach of contract against Compass. As part of its efforts to enforce the judgment against Compass, the Company purchased, at a judgment lien sale, certain intangible property of Compass including the rights to the now-dismissed 1998 infringement suit. Compass then requested the applicable court to set aside the execution sale and a claim for attorney's fees brought by the Company. The court granted the request and the Company currently is appealing that portion of the judgment disallowing attorney's fees. The appeal has been briefed and oral argument will be held in February 2000.

        The Company also filed in September 1999 a separate lawsuit seeking monetary damages against Compass in the Federal District Court for the Western District of Washington, alleging additional acts of copyright infringement by Compass for later years. That lawsuit is currently pending.

        BTN Action.

        The Company entered into a professional development services agreement with BTN Versandhandel GmbH ("BTN") of Leiferde, Germany for the development of an OMNIS application. The Company developed and delivered a version of the application to BTN. BTN failed to pay the Company as agreed, claiming there were flaws in the application. The Company suspended the project awaiting BTN's payment. BTN commenced legal action against the Company in Germany claiming damages of approximately $128,600 (DM250,000) as of December 31, 1999 for failure to perform under the service agreement. The Company has countersued BTN claiming the balance owed under the contract of approximately $30,900 (DM60,000) as of December 31, 1999. The Company believes that the claim by BTN is meritless and intends to aggressively pursue its counterclaim against BTN.

ITEM 2.    CHANGES IN SECURITIES AND USE OF PROCEEDS

        On December 23, 1999, the Company obtained a $3,000,000 line of credit from Astoria Capital Partners, L.P. ("Astoria") pursuant to the terms of a Credit Facility Agreement dated as of December 21, 1999. The line of credit has a term of six months, and the Company may draw up to $500,000 from the line of credit per month as set forth in the Credit Facility Agreement. In connection with the issuance of the line of credit, the Company issued a Promissory Note in the principal amount of up to $3,000,000 to Astoria dated as of December 21, 1999. All principal and accrued interest on the Promissory Note is due and payable on May 31, 2000 or upon a Change of Control (as such term is defined in the Credit Facility Agreement), if earlier. The Promissory Note bears interest at 8% per annum and has a default rate of interest of 10% per annum. The Promissory Note is secured by certain assets of the Company. While any debt is outstanding or the line of credit remains in effect, except for any debt owing to Astoria or debt issued contemporaneously with payment of the debt in full and termination of the line of credit, the Company shall not incur any indebtedness without the written consent of Astoria, except the Company may incur junior debt in the aggregate principal amount of up to $500,000 in connection with the purchase or lease of property (whether or not in the ordinary course of business).

        In addition, and also in connection with the issuance of the line of credit, the Company issued to Astoria a Non-Transferable Warrant to purchase shares of capital stock of the Company. The Company issued the Warrant pursuant to an exemption from registration under section 4(2) of the Securities Act of 1933, as amended. The Warrant may be exercised, and shares of capital stock of the Company will be issued upon exercise of the Warrant, only in connection with one or more Qualifying Offerings (as such term is defined in the Warrant) of securities of the Company. The Warrant may be exercised for up to $3,000,000 of shares of the capital stock of the Company issued in one or more Qualifying Offerings at the price per share of such securities in each such Qualifying Offering, as further provided and qualified by the Warrant. The Company has granted to Astoria certain registration rights with respect to any shares of capital stock issued upon exercise of the Warrant as described in the Warrant. The Warrant terminates on May 31, 2001; in this connection the Company has no independent obligation to issue any securities, consummate any offering of its securities or accept any offer to issue or sell any of its securities on or before such date. Copies of the Credit Facility Agreement and forms of the Promissory Note and Non-Transferable Warrant are filed herewith as Exhibits 10.3, 10.4 and 10.5; and the foregoing is only a summary of and is subject to all of the terms and conditions of such documents.

ITEM 3.    DEFAULTS UPON SENIOR SECURITIES

None.

ITEM 4.    SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

None.

ITEM 5.    OTHER INFORMATION

None.

ITEM 6.    EXHIBITS AND REPORTS ON FORM 8-K

(a)     Exhibits:

        10.1 At-Will Employment Agreement between the Company and James W. Dorst dated as of November 23, 1999.

        10.2 Incentive Stock Option Agreement between the Company and James W. Dorst dated as of November 23, 1999.

        10.3 Credit Facility Agreement between the Company and Astoria Capital Partners, L.P. dated as of December 21, 1999.

        10.4 Form of Promissory Note dated as of December 21, 1999 issued by the Company to Astoria Capital Partners, L.P.

        10.5 Form of Non-Transferable Warrant dated as of December 21, 1999 issued by the Company to Astoria Capital Partners, L.P.

        27.1   Financial Data Schedule

(b) No reports on Form 8-K were filed during the quarter ended December 31, 1999.

                                   SIGNATURES

        In accordance with the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Date: February 14, 2000

                                      OMNIS TECHNOLOGY CORPORATION
                                      (Registrant)


                                      /s/ GWYNETH GIBBS
                                      -----------------------------------------

                                      Gwyneth Gibbs, President and Interim Chief
                                      Executive Officer

                                  EXHIBIT INDEX


Exhibit Number                Description
--------------                -----------
10.1                          At-Will Employment Agreement between the Company
                              and James W. Dorst dated as of November 23, 1999.

10.2                          Incentive Stock Option Agreement between the
                              Company and James W. Dorst dated as of November
                              23, 1999.

10.3                          Credit Facility Agreement between the Company and
                              Astoria Capital Partners, L.P. dated as of
                              December 21, 1999

10.4                          Form of Promissory Note dated as of December 21,
                              1999 issued by the Company to Astoria Capital
                              Partners, L.P.

10.5 Form of Non-Transferable Warrant dated as of December 21, 1999 issued by the Company to Astoria
                              Capital Partners, L.P.

27.1                          Financial Data Schedule