Form 10KSB
period 2000-03-31
OMNIS TECHNOLOGY CORP
filed 2000-06-29
CIK 820738

SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549
                                   FORM 10-KSB

(Mark One)
[X] Annual report pursuant to Section 13 or 15(d) of the Securities and Exchange Act of 1934 for the fiscal year ended March 31, 2000

[ ] Transition report pursuant to Section 13 or 15(d) of the Securities and Exchange Act of 1934 for the transition period from ________________ to
     _____________

                          Commission File No. 0- 16449

                          OMNIS TECHNOLOGY CORPORATION
             (Exact name of registrant as specified in its charter)


       Delaware                                                 94-3046892
(STATE OF INCORPORATION)                                     (I.R.S. EMPLOYER
                                                             IDENTIFICATION NO.)

                           981 Industrial Way, Bldg. B
                            San Carlos, CA 94070-4117
                         (ADDRESS OF PRINCIPAL EXECUTIVE
                           OFFICES INCLUDING ZIP CODE)


                                 (650) 632-7100
               REGISTRANT'S TELEPHONE NUMBER, INCLUDING AREA CODE

--------------------------------------------------------------------------------
        Securities registered pursuant to Section 12(b) of the Act: None

           Securities registered pursuant to Section 12(g) of the Act:

                          Common Stock, $. 10 par value
--------------------------------------------------------------------------------

Check  whether  the issuer  (1) has filed all  reports  required  to be filed by
Section 13 or 15(d) of the Securities Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. [X] Yes [ ] No

Check if disclosure of delinquent filers pursuant to Item 405 of Regulation S-B is not contained in this form, and no disclosure will be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-KSB or any amendment to this Form 10-KSB. |_|

Issuer's revenues for its most recent fiscal year: $6,210,150

The aggregate market value of the voting stock held by non-affiliates was $15,290,680 as of June 15, 2000, based on the last sales price reported for such date.

As of June 15, 2000, the registrant had 10,211,797 shares of its Common Stock outstanding and 300,000 shares of its Series A Preferred Stock outstanding.

DOCUMENTS INCORPORATED BY REFERENCE
Portions of the Company's 2000 Proxy Statement to be filed not later than 120 days after the close of the fiscal year are incorporated in Part III of this Form 10-KSB.

Transitional Small Business Disclosure Format (check one):   |_|  Yes [X] No

                                     PART I


ITEM 1. BUSINESS

THE COMPANY

     Omnis Technology Corporation (the "Company" or "Omnis"), through its operating subsidiaries, Omnis Software Inc., a California corporation, Omnis Holdings Limited and Omnis Software Limited, limited liability companies organized under the laws of England, and Omnis Software GmbH, a German corporation, develops software tools and delivers consulting services. The Company's products are designed to allow customers to develop software solutions which can be continuously enhanced to respond to changing business and technical needs. The Company's products support the full life cycle of applications and are designed for rapid development and deployment of sophisticated Web and client/server applications, providing true reuse of software objects and the ability to integrate objects from disparate programming languages on a number of different operating system platforms. The Company's products are used by corporations, system integrators, independent software vendors, small businesses, and independent consultants to deliver custom software solutions for a wide range of uses including financial management, decision support, executive information, sales and marketing, and multi-media authoring systems. In addition to these products, the Company provides technical support and training to help plan, analyze, implement, and maintain application software based on the Company's technology.

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

RECENT DEVELOPMENTS

Fiscal 2000:

In April 1999, the Company's Board of Directors (the "Board of Directors") adopted the Omnis Technology Corporation 1999 Stock Option Plan (the "1999 Plan") in order to consolidate options to be issued to directors, officers, key employees, consultants and advisors under a single option plan and to terminate prior stock plans. The 1999 Plan was adopted by the Board of Directors and 1,500,000 shares of the common stock of the Company were reserved for issuance under the 1999 Plan. In April 1999 the Company granted incentive stock options to its employees to acquire a total of 411,000 shares of the common stock of the Company at an exercise price of $1.02 per share, with the right to exercise such options vesting over a three-year period. In July 1999 the Company granted options for a total of 258,650 of the Company's common stock to the president of the Company, Gwyneth Gibbs, and to two directors of the Company, Gerald Chew and Douglas Marshall. The right of Mrs. Gibbs to exercise her option vests over a three year period and the options granted to Messrs. Chew and Marshall vested on July 31, 1999. Also, in July 1999 the Company granted options for an additional 75,000 shares of the Company's common stock to certain consultants (25,000 of which vested immediately and 50,000 of which vest over a three-year period). The 1999 Plan was approved by the shareholders of the Company at the Annual Meeting of Shareholders on September 29, 1999.

     At the Annual Meeting of Shareholders on September 29, 1999, the shareholders of the Company also approved an amendment to the 1994 Employee Stock Purchase Plan of the Company (the "1994 Plan") to increase the number of shares reserved for issuance under the 1994 Plan to 400,000 shares. On January 12, 2000, the Board of Directors of the Company terminated all existing offering periods under the 1994 Plan as of March 31, 2000 and amended the 1994 Plan to establish six-month offering periods. The foregoing transactions have resulted in substantial charges to the earnings of the Company for non-cash compensation expenses in fiscal year 2000.

     A material non-cash compensation expense was recognized for the 1999 fiscal year and will result in the restatement of certain of the Company's reported items for the second and third quarters. Non-cash compensation expense for the second and third fiscal quarters increased $554,843 and $669,802 respectively. The Company also incurred an approximate $1.8 million additional non-cash compensation expense in the fourth quarter. In total, non-cash compensation expense increased approximately $3.1 million for the fiscal year. This adjustment had no effect on total stockholder's equity. See "Management's Discussion and Analyses of Financial Performance and Results of Operations-Non-Cash Compensation Expense".

     On December 23, 1999, the Company obtained a $3,000,000 line of credit from Astoria Capital Partners, L.P. ("Astoria") pursuant to the terms of a Credit Facility Agreement dated as of December 21, 1999 (the "Credit Facility Agreement"). The line of credit had a term of six months and was extended by the further agreement of the Company and Astoria on April 30, 2000 for an additional period of four months. Under these arrangements the Company may draw up to $500,000 from the line of credit per month as set forth in the Credit Facility Agreement. In connection with the issuance of the line of credit, the Company issued a Promissory Note in the principal amount of up to $3,000,000 to Astoria Capital Partners, L.P. dated as of December 21, 1999 and amended on April 30, 2000. All principal and accrued interest on the Promissory Note is due and payable on August 31, 2000 or upon a Change of Control (as such term is defined in the Credit Facility Agreement), if earlier. The Promissory Note bears interest at 8 percent per annum and has a default rate of interest of 10 percent per annum. The Promissory Note is secured by certain assets of the Company. While any debt is outstanding or the line of credit remains in effect, except for any debt owing to the Astoria or debt issued contemporaneously with payment of the debt in full and termination of the line of credit, the Company may not incur any indebtedness without the written consent of Astoria, except the Company may incur junior debt in the aggregate principal amount of up to $500,000 in connection with the purchase or lease of property (whether or not in the ordinary course of business). On June 29, 2000 Astoria Capital Partners, Ltd., agreed to extend the Maturity Date of the Credit Facility Agreement until April 1, 2001 at terms still to be negotiated.

     In addition, and also in connection with the issuance of the line of credit, the Company issued to Astoria a non-transferable warrant (the "Warrant") to purchase shares of capital stock of the Company. The Warrant may be exercised, and shares of capital stock of the Company will be issued upon exercise of the Warrant, only in connection with one or more Qualifying Offerings (as such term is defined in the Warrant) of securities of the Company. The Warrant may be exercised for up to $3,000,000 of shares of the capital stock of the Company issued in one or more Qualifying Offerings at the price per share of such securities in each such Qualifying Offering, as further provided and qualified by the Warrant. The Company has granted to Astoria certain registration rights with respect to any shares of capital stock issued upon exercise of the Warrant as described in the Warrant. The Warrant terminates on August 31, 2001; and in this connection the Company has no independent obligation to issue any securities, consummate any offering of its securities or accept any offer to issue or sell any of its securities on or before such date.

     Important developments also occurred in the product line of the Company during fiscal year 2000. Omnis 7(TM) is a cross-platform rapid application development tool for the development of form-based client-server applications that has been the main product line of the Company for a number of years.(1) Omnis

____________________________
1 Omnis is a registered trademark of Omnis Software Limited. Omnis Studio and Omnis 7 are trademarks of Omnis Technology Corporation. All other products or service names mentioned herein are trademarks of their respective owners. These products are discussed in detail below.

Studio is the current premium rapid application development tool product offered by the Company, containing the main functions of the Omnis 7 product plus numerous additional features and enhancements. In mid 1999, new incentives were instituted by the Company to encourage existing customers using Omnis 7 to migrate to Omnis Studio.

     The Omnis Studio Web Client was announced in fiscal year 1999 and released in April 1999. The Omnis Studio Web Client is additional software for use with Omnis Studio that makes Omnis Studio web-enabled, designed to use object-oriented programming for the development of Internet based forms, using drag and drop and wizards, and can include controls like dropdown lists, tabs and sidebars to ease navigation through the solution in a web browser. With this program Omnis applications can be viewed on the Internet using a standard web browser, such as newer versions of Microsoft Internet Explorer or Netscape Navigator.

     In August 1999, Omnis also introduced a beta version of Omnis Studio running on the Linux operating system and a full version was released at the end of 1999. Following this launch a new North American management team joined the Company in November of 1999 (discussed below). The objective of this team is to build up the North American organization behind a strategy designed to make it easier for new developers and developers more familiar with competitive software tool sets to evaluate, purchase and learn Omnis Studio.

Fiscal 1999

     At the beginning of the 1999 fiscal year the Company's financial difficulties resulting from the losses incurred in fiscal year 1998 dictated the implementation of a rigorous cost cutting plan. The Company worked to form a committee of its creditors (the "Creditor Committee") in February 1998, to structure a workout agreement whereby the Company would repay its creditors over time, with the objective of avoiding possible litigation or formal bankruptcy proceedings. A workout plan was negotiated and put into place in June 1998. The Company began repayment to customers in the quarter ending September 1998 and completed payment of all such liabilities in March 1999 coincident with the restructuring of the capital of the Company during the same period.

     On March 19, 1999, the Company's Board of Directors authorized the issuance of 300,000 shares of Series A Convertible Preferred Stock (the "Preferred Shares") and 7,600,000 shares of Common Stock (the "Common Shares") (collectively, the Preferred Shares and the Common Shares shall be referred to as the "Shares"). The Restated Articles of Incorporation of the Company vest in the Board of Directors the authority to issue the Shares. On March 31, 1999 the Company filed with the Secretary of State of Delaware a Certificate of Designations setting forth the rights, preferences and privileges of the Preferred Shares. Pursuant to the terms of a Letter of Intent executed by and between the relevant parties on February 22, 1999, on March 31, 1999 the Company entered into stock purchase agreements with Astoria, an affiliate of an existing shareholder, Gwyneth Gibbs, president of the Company and certain members of the Board of Directors or their affiliates. Under the terms of the Stock Purchase Agreement with Astoria, the Company agreed to issue and Astoria agreed to purchase 300,000 Preferred Shares at a purchase price of $1.6667 per share for an aggregate purchase price of $500,000 and 2,543,344 Common Shares at a purchase price of $0.25 per share, for an aggregate purchase price of $635,836 (collectively, the "Astoria Shares"). The Astoria Shares were issued and sold to Astoria in consideration of the cancellation of the indebtedness of the Company to Astoria. The Company also entered into a Common Stock Purchase Agreement with Astoria whereby Astoria purchased 1,000,000 Common Shares at a price of $0.25 per share for an aggregate purchase price of $250,000. The Common Stock Purchase Agreement and Stock Purchase Agreement granted certain registration rights and rights of first refusal to Astoria. Pursuant to the terms of the stock purchase agreements entered into with certain members of the Board of Directors, including Mrs. Gibbs (the "Board of Directors Agreements"), the Company agreed to issue, in the aggregate 4,000,000 Common Shares at a price of $0.25 per share, for aggregate purchase price of $1,000,000. The Board of Directors Agreements did not grant any registration rights or rights of first refusal to the parties.

     The proceeds from the sale of the Common Shares to the Board of Directors were used to satisfy the debt owed, in its entirety, to the Omnis Class 2 Creditors (the "Creditors") pursuant to the Work Out Agreement entered into between the Company and the Creditors in fiscal year 1999. The proceeds from the sale of the Shares to Astoria were used for working capital purposes.

KEY MANAGEMENT CHANGES

     In late November 1999 James W. Dorst and Jerald Lipscomb joined the Company. Mr. Dorst was appointed Chief Operating Officer and Chief Financial Officer and was also named as a Director of the Company. Mr. Lipscomb joined as Chief Evangelist of the Company. Messrs. Dorst and Lipscomb began the task of building the Company's North American organization and repositioning the Company to build its revenue base and developer community in the United States. In December 1999, Mr. William L. Scott, an experienced technology executive, joined the Company as Senior Vice President of Sales and Marketing, North America. In February, 2000 Bryce Burns was elected as a Director of the Company to fill a vacancy on the Board of Directors.

INDUSTRY

EVOLUTION OF ENTERPRISE COMPUTING

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

     Building on this infrastructure, client/server computing emerged as an important new architecture for corporate computing in the early 1990s. In the client/server computing model, application software is divided into two components: a "client" handling functions such as the user interface, local data storage, manipulation and presentation, and a "server" handling tasks such as data management and access, storage, and retrieval for multiple clients. Typically, the client software runs in a single-user desktop system, while the server operates utilizing a shared mainframe or workstation, and messages linking client and server are exchanged through connecting networks. These networks could be either Local Area Networks ("LANs") or Wide Area Networks ("WANs") with the distinction being intuitive: LANs generally connected clients together with a server within a building or department while WANs typically utilized dedicated communication lines and linked remote facilities together over greater distances.

     In the last several years the Internet has become an alternative to dedicated communication lines for the dissemination and collection of information, with clients accessing data from remote servers using applications known as "browsers" via the Internet. Virtual Private Networks ("VPNs") where individual clients can access departmental and enterprise servers have become commonplace. The existence of this new infrastructure has led to an explosion in electronic commerce, the development of electronic communities and "Portals", and password protected corporate "Intranets" for the secure transmission of critical corporate information.

     This evolution continues with the client/server paradigm moving to an Application Service Provider ("ASP") model, where clients access remote servers which host the entire application and related data. In essence the classic "computer room" is being replaced by off-site Internet hosting facilities where the bulk of the computing is handled in larger more economic computing facilities. New wireless technologies fit into this movement of computing power to larger Internet-enabled facilities, with Wireless Access Protocols ("WAPs") emerging. These new wireless technologies are being designed to allow remote clients to access and transmit data efficiently without the requirement of a hard-wired physical connection.

     As a result of these watershed changes in the computing environment, the market for application development tools has grown rapidly as businesses seek to develop applications which will address these new paradigms and allow for secure data transmission across the Internet. At the same time the overall computing environment is becoming more complex, and businesses are seeking to reduce application development times and efficiently utilize their software development resources. As a result, businesses are increasingly seeking software development tools which allow them to take advantage of the software re-use potential of object-oriented programming.

OBJECT-ORIENTED PROGRAMMING ENVIRONMENTS

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

     Object-oriented programming environments, such as Omnis Studio software, allow the development of object components that are efficient to use, modify, and re-use so that developers do not need to commit to more lengthy and complex development of applications. This permits businesses to support their most recent product offerings and corporate positioning by deploying and modifying applications more rapidly and efficiently.

BROWSER TECHNOLOGY

     Increasingly, businesses also have been using the Internet to reach more customers and to create an extended virtual "corporation" among their vendors, partners, and contractors. While Internet browsers will continue to become more sophisticated, they are likely to remain primarily viewing tools. Other applications are used to provide the actual customer solutions, with most of the processing performed on the servers.

     In addition to browsers, in the current environment most businesses need powerful crossware applications (software that supports cross database, cross platform, cross object and cross component uses) that have the ability to operate across the Internet with a wide variety of:

     -- Platforms  (e.g.,  Windows 95, 98 and 2000,  Windows NT,  Macintosh  and
        Linux);
     -- Databases (e.g., DB2, Oracle, Informix, Sybase and SQL);
     -- Object Types built using the C++ and other programming languages; and
     -- Component   Formats   (e.g.,   ActiveX  from   Microsoft   Corporation
        ("Microsoft") and Java Beans from  JavaSoft and others).

PRODUCTS

     Omnis 7(3) has been the Company's main product line for many years and continues to be a major source of revenue. Omnis Studio is an enhanced object-oriented product offering with technical features and cross-platform capabilities which exceed those of Omnis 73.

Omnis7(3)

     Omnis 7(3) (the "Classic") is the Company's long standing product line, covering the full range of application development and deployment needs from prototyping through build and release. Omnis 7(3) is a high performance tool for rapid development of business enterprise applications that has established a large customer base. With its cross-platform, cross-database capabilities, the Company expects this product to continue to generate some level of demand among programmers and developers of client/server software for at least the next 18 months.

     Written in C++, the Classic product was widely embraced by the Company's customers, partners, and value-added resellers ("VARs"). The Company has continued to develop, support and upgrade Omnis 7(3), but recently announced its intention to drop enhancements to the product by the Fall of 2001. Management believes that for the near-term there continues to be worldwide demand for a low-cost, high performance procedural application development tool for business enterprise applications in client/server and Internet environments, but that, in the longer term, customers would be best served by migrating to the Omnis Studio product.

     The Classic product family includes several products: the Omnis 7(3) development environment, Omnis Change Management System, and Omnis Version Control System, which together address a wide range of team and application management tasks, including version tracking and control, change management, and turnkey build-and-release functionality. The Classic product line also includes Web enabling functionality that allows users of Omnis 7(3) to adapt their applications for the Internet. Web Enabler supports leading industry standards, including SMTP/POP3, FTP, HTTP, TCP/IP, and HTML, along with GIF and JPEG file formats. The license fees and pricing for the Classic remain unchanged and vary with the configuration of the product licensed. List prices range from $585 to $1,499.

     The Classic applications can be deployed with data access services through the Omnis 7(3) proprietary database or configured with data access services to leading databases such as DB2, Oracle, Sybase and Informix. When customers deploy an application, they require a deployment license for each end-user. The global list prices for the database deployment licenses of Omnis 7(3) generally range from $18 to $165 per user, depending upon quantities purchased and the distribution channel used.

OMNIS STUDIO

     Omnis Studio is the Company's premium product line and was the first commercially available application development tool which integrated ActiveX and Java Beans components. Omnis Studio is an object-oriented rapid application development tool, offering efficient visual assembly of components and objects. Key features of Omnis Studio include cross-platform support for Windows 95, Windows 98, Windows NT, Windows 2000, MacOS and Linux; local and portable data caching; a powerful code inspector; a versatile report writer; a multiple-mode debugger; and support for localization and multilingual implementation. At the time of this filing Omnis Studio was the only generally available rapid application development tool which runs on all of the foregoing platforms.

     Omnis Studio includes two powerful subsystems: the Component Integrator and the Omnis Studio Web Client. The Component Integrator provides a development environment where software developers can combine, integrate, optimize, and extend third-party components such as ActiveX and Java Beans. Because Omnis
Studio understands different object models, developers can work in a single integration environment using a single interface, regardless of component or object type.

     The Omnis Studio Data Access Manager enables developers to use a single interface to view, access and manipulate all industry-leading databases. High performance drivers provide fast and easy access to IBM's DB2 Universal Server, and databases supplied by Oracle Corporation, Sybase Incorporated, and Informix Corporation. Most other leading databases, including Microsoft's SQL Server database, are accessible via ODBC.

     The Omnis Studio Version Control System ("VCS") provides application development teams and application development managers with better control over developing their crossware applications. The Omnis Studio VCS offers a complete tool set for version tracking and control, component storage and security, and build-and-release, so that team managers can easily roll-back changes, split development, or create custom builds.

     The Omnis Studio Web Client was released in April 1999 and provides a novel way of deploying business solutions on the World Wide Web. Web solutions are written using Omnis Studio, bringing all the benefits of a 4GL to the Internet, such as rapid prototyping, efficient customization, and straightforward debugging. With Omnis Studio, web forms are developed using drag and drop techniques and helpful wizards, and can include controls like dropdown lists, tabs and sidebars to ease navigation through the solution in a web browser. The server application is developed using standard Omnis technology. Once developed, the solution can be efficiently set up. The server runs an Omnis engine that sits between the web server and the database, and Omnis applications can be viewed on the Internet using a standard web browser, such as newer versions of Microsoft Internet Explorer or Netscape Navigator.

BUSINESS STRATEGY

     The Company's product development strategy is to continue to develop sophisticated application development tools to enable businesses to build mission-critical software applications which have the following characteristics:

     -- Provide  integration  with existing systems and execute across a variety of platforms and databases.
     -- Allow the extension of the Client/Server  model across the Internet into the ASP and emerging WAP markets
     -- Deliver superior object-oriented  functionality at a lower cost than any of its competitors.
     -- Enable its  customers  to provide  solutions  faster than the  Company's competitors.
     -- Encourage the development of reusable program components and reduce the cost of solution delivery.

     The Company's growth strategy is focused on continuing to garner revenue from its existing customer base, reconnecting with prior corporate customers and at the same time attracting a large number of new customers. The Company has a very loyal core group of software developers among its customer base, many of whom have used the Company's products for several years and who are interested in expanding the number of applications which are developed using the Company's products. In order to capitalize on the commitment of existing customers as well as introducing Omnis Studio to new developers the Company has implemented the following:

     o In recognition of the importance of the initial user installation experience Omnis has significantly improved the ease of installation by providing a more intuitive interface and by creating Wizards (such as our "Application Builder") to illustrate how quickly meaningful applications can be created.

     o The sales price of an Omnis Studio developers kit has been reduced to eliminate cost as a barrier to product adoption. Omnis now offers a range of support programs coupled with moderate runtime license fees. These support programs are designed to give existing developers a defined path to migrate from our Classic products to Omnis Studio and to provide new developers with the help they need to become productive Omnis programmers as quickly as possible.

     o A complete Website redesign to allow for downloading evaluation versions of Omnis Studio as well as an on-line store allowing the purchase of development kits directly from our Website. In addition the Company provides enhanced web-based functionality for our developer community as well as an on-line database of solutions that our developers offer potential customers.

     o A tactical marketing effort which emphasizes efficient advertising in targeted developer communities and attendance at appropriate trade shows. This provides the Company with exposure to the potential customer base and, combined with leads generated from downloads at our website, provides a database of sales leads that our inside sales team can pursue. The North American team also prequalifies corporate opportunities for appropriate follow-up by our North American technical sales team. The Company believes its Omnis Studio products are easy to use and easy to learn and enable developers to assemble their applications with drag-and-drop ease via an elegant and intuitive user interface. The Company believes that the practical and visual interface of Omnis Studio, along with its component and web integration, allows developers from many different backgrounds and skill levels to build more types of applications more quickly and less expensively by following common rules for assembly.

     The license fees for Omnis Studio Developer Kits were substantially reduced in fiscal year 2000 and generally have a United States list price of $149. The Company has shifted its revenue model to a support-based program, with a variety of supported developer programs.

     The Company has also instituted special support programs for the North American market:

     o Incubator Partner Program - The Incubator Program is designed to attract new developers and to provide a migration path for Classic developers to transition their applications to Omnis Studio. This program provides North American technical voice support, subsidized training and, upon completion of training, subsidized runtime licenses for applications which are developed within the first 12 months of participation in the program. In addition the program provides access to the Omnis Developer Portal where developers can share information, code snippets and where additional wizards are provided as a part of the program.

     o Preferred Partner Program: Incubator "graduates" and established Studio developers can participate in the Preferred Program offering many of the same benefits of the Incubator Programs with additional functionality. In particular, Preferred Partners have access to more robust Omnis Studio enhancements and externals, appropriate for the more experienced user.

     Omnis Studio applications can be deployed with data access services through the Omnis Proprietary database (generally suitable for smaller departmental applications) or configured with data access services to leading databases (e.g., DB2, Oracle, Sybase and Informix). When customers deploy an application a deployment license is required for each end-user. The global list prices for the database deployment licenses of Omnis Studio, depend upon quantities purchased and the distribution channel used.

SALES, MARKETING AND DISTRIBUTION

SALES

     The Company sells its products in North America primarily through technical sales representatives who follow-up on qualified leads generated by the Company's inside sales department. Inside sales leads are generated from responses to targeting advertising in technical trade media, trade show attendees, web-site downloads of evaluation copies of Omnis Studio and legacy customer inquiries. For larger enterprise sales, the Company employs a technical sales group to meet directly with qualified potential customers. North American technical account representatives are located throughout the country and inside sales personnel are located at the corporate offices in San Carlos, California. The Company sells Omnis Studio directly over the Internet on its Website at www.omnis.net, as well as through established Internet based software retailers. Overseas, the Company sells its products primarily through a direct sales force operating from sales offices in the United Kingdom, Germany, Scandinavia, and Benelux.

     The Company is committed to expanding sales growth by making additional sales to its current customer base and increasing the number of new customers. The Incubator and Preferred Partner Programs are designed to enable Omnis to give its customers the tools they need to build their own businesses as quickly and successfully as possible. Sales initiatives are focused upon the following markets:

     o Existing customers and legacy opportunities: The Company is committed to retaining and building its existing and former customer base. In the years Omnis has been in business many of the Fortune 500 companies have been Omnis users. It is our aim to return them to the fold, reeducate and transition Classic developers to Omnis Studio over the next 24 months.

     o Linux Marketplace: We are focusing marketing efforts on capturing the new Linux software developer community. We believe this represents a new wave of younger developers who will soon be writing significant enterprise applications. Presently Omnis Studio is the only known generally available rapid application development tool that runs on Windows, MacOS and Linux operating systems.

     o Application Service Providers: Management believes that the Company's Web Client technology can offer significant advantages in the small to medium sized ASP market. We expect that, as our customers evolve to this newer model of providing hosted applications solutions, Omnis Studio and Web Client will be a part of their success.

The Company recognizes that, given all the internal changes of the past several years, our products have not achieved the market penetration that the technology deserves. We also recognize that our competitors are generally much stronger than we are financially and organizationally. While we plan to focus on the foregoing markets, we also will be working hard to "Align and Redirect" Omnis Studio in development environments where Omnis is not presently the preferred tool.

INTERNATIONAL DISTRIBUTION

     The Company has non-exclusive distributor relationships in over 25 countries as well as an exclusive distribution relationship in France. All of the Company's exclusive distributors provide primary customer service and support for their markets. Distributors in Latin America and in the Pacific Rim are managed from the San Carlos, California office, while distributors in Europe, Middle East and Africa are managed from the United Kingdom office of the Company.

     The Company believes that in order to increase sales opportunities, it will be required to expand its international operations. The Company has committed and continues to commit significant management time and financial resources to developing direct and indirect international sales and support channels. There can be no assurance, however, that the Company will be able to maintain or increase international market demand for its products. To the extent that the Company is unable to do so in a timely manner, the Company's international sales will be limited, and the Company's business operating results and financial condition could be materially and adversely affected.

     International  operations  are subject to  inherent  risks,  including  the impact of possible recessionary environments in economies outside the United States, additional costs of localizing products for foreign markets, longer receivables collection periods, greater difficulty in accounts receivable collection, unexpected changes in regulatory requirements, difficulties and costs of staffing and managing foreign operations, reduced protection for intellectual property rights in some countries, potentially adverse tax consequences, and political and economic instability. There can be no assurance that the Company or its distributors or resellers will be able to sustain or increase international revenues from licenses or from maintenance and service, or that the foregoing factors will not have a material adverse effect on the Company's future international revenues, and consequently, on the Company's business, operating results, and financial condition.

MARKETING

     In fiscal 2000, the Company has substantially increased both its Marketing team and its expenditures on Marketing.

     In support of its direct and reseller sales efforts, the Company conducts numerous marketing programs including print and web media advertising, direct mail programs, trade show presentations, and strategic marketing programs with partners. The purpose of these efforts is to build awareness and generate quality sales prospects that lead to increased market share and revenues.

     The Company has also initiated a comprehensive rebranding campaign that included a complete redesign of its web site and change of corporate identity giving it a much more professional and substantive feel.

     Current initiatives include leveraging the Company's first mover advantage in the Linux market through partnerships, aggressively promoting the Company's powerful web application deployment technology, and providing technical papers and collateral material to support the new developer programs and pricing infrastructure that were introduced in fiscal year 2000.

TRAINING SERVICES

     As part of its global sales efforts, the Company offers professional training programs to its customers and prospective customers. These classes, held at various locations throughout the world, emphasize foundation skills (for the newer developer), advanced classes (for the more experienced developer) and classes designed to assist existing customers in the migration from Omnis 7(3) to Omnis Studio. Training services are offered as fundamental components of our Partner Programs as well as to augment sales efforts. The Company believes that appropriate training programs in combination with ease of installation and use, low cost of initial adoption and web-based provision of additional developer services, will maximize the probability of future success.

TECHNICAL SUPPORT

     Because the Company's products are used by customers to build applications which may become a critical component of their business operations, continuing customer technical support services are an important element of the Company's business strategy. The Company offers customer service programs to meet customer support requirements. Customers who participate in the Company's annual support programs receive maintenance releases and associated technical support and documentation. Recently, the Company has begun to offer real-time telephone support to its North American customers as well as high-level e-mail support from its primary engineering offices in the United Kingdom.

     The Company's technical support team focuses on problem solving and resolution in installation and other ongoing technical issues. Technical support representatives are trained in basic and advanced uses of Omnis products. The Company operates the technical support function through a consolidated database, combining customer information from the United States, United Kingdom, and German support center databases into single database structure, thereby enabling its worldwide technical support staff to work from the same database and have simultaneous access to the same information. The global support strategy includes a worldwide high-level support center in the United Kingdom, which supports the Company's United States, Canadian and United Kingdom customers and some of the Company's foreign distributors. These distributors are responsible for supporting those customers to whom they have sold the Company's products. A support center in Germany provides support for the Company's direct customers in Europe and the Company's European based distributors. In addition, the Company has improved its website to better provide technical support to its customers. The Company believes its customers are now better able to find answers to many of their questions quickly and easily on the Company's website.

CUSTOMERS

     The Company has customers in a wide range of industries, including financial services, pharmaceuticals, manufacturing, telecommunications, aerospace, defense, and universities. In fiscal year 2000, one customer, Nortel, accounted for approximately 19.3% percent of total net revenues. No other customer accounted for more than 10 percent of total net revenues.

     As is generally the case with other participants in the software industry, the Company generally ships products as orders are received. As a result, the Company has historically operated with little backlog. Because of this short cycle between receipt of an order and shipment, the Company does not believe that its backlog as of any particular date is meaningful.

     The Company's customers can be segmented into two general categories:

     1. Corporate IT Departments -- The bulk of the Company's revenue has been generated from sales to information technology departments of large corporations.

     2. Independent Software Vendors ("ISVs"), Developers -- ISVs typically have written their own vertical application software which they sell as a complete package to end-user customers. This category would also include value added resellers ("VARs") and software consulting companies who provide contract programming services to their customers.

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

     As the market evolves, the Company anticipates that competition is likely to increase from both existing and future market participants, most of whom are larger companies and have greater financial, technical, marketing, sales, and distribution resources and a larger installed base of customers than the Company. There can be no assurance that the Company could compete effectively with such competitors.

PRODUCT DEVELOPMENT

     Since its inception in the United Kingdom, the Company has benefited from having a global perspective in terms of partners, customers, technological outlook and products. The Company's corporate research facilities are based in England.

     The Company believes that developing new products is best accomplished with a cross-disciplinary approach, combining the talents and perspectives of a multi-faceted virtual development team that includes developers, customers, VARs, sales and marketing, technical support, quality assurance, and technical services. In the course of planning products, the Company's product development team filters industry trends, ideas from customers and potential customers, partners and potential partners, feedback from the Company's own sales, marketing, technical support, and professional services staff, and general business information and then analyzes the potential risks and benefits of pursuing a given strategy.

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

     The Company markets its products to customers for the development, deployment, and management of Internet and client/server applications. The Company's license agreements with its customers typically contain provisions designed to limit the Company's exposure to potential product liability claims. It is possible, however, that the limitation of liability provisions contained in the Company's license agreements may not be effective as a result of existing or future federal, state or local laws, or ordinances or unfavorable judicial decisions. Although the Company has not experienced any product liability claims to date, the sale and support of its products by the Company may entail the risk of such claims, which are likely to be substantial in light of the use of its products in business-critical applications. A successful product liability claim brought against the Company could have a material adverse effect upon the Company's business, operating results, and financial condition.

COMPETITION

     The applications development tools software market is rapidly changing and intensely competitive. The Company currently encounters competition from several direct competitors, including Microsoft Corporation (Visual Basic), Inprise Corporation (Delphi), Allaire Corporation (Cold Fusion) and Magic Software Enterprises. In addition, the Company competes indirectly with several other companies. These include (a) the relational database vendors, such as Oracle, Sybase and Informix, who provide application development tools primarily for customers who use their database technology; (b) 4GL application tools vendors such as Progress Software Corporation and Cognoscente Software International Incorporated; (c) CASE tools vendors such as Knowledgeware Inc. and Intersolv Inc.; (d) shrink-wrap database software suppliers such as Lotus, Microsoft Access, and ACIUS, and (e) developers in Java as competition for the Omnis web client technology.

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

     Additional competitive factors influencing the market for the Company's products include product functionality and features, platforms, performance, vendor and product reputation, product and service quality. These items may also result in market confusion, delays in purchases, intensified competition, price restructuring, or price reductions. The Company believes that the broad functionality of its products, including its cross platform capability and its important features for group development, application deployment and maintenance has enabled the Company to compete effectively to date, particularly for professional development environments in major corporations. The Company's primary focus on client/server application development tools may be a disadvantage in competing with vendors who can provide a greater range of products to customers who wish to deal with a limited number of suppliers (such as Oracle, Sybase, and Informix).

     As the web-based market evolves, the Company anticipates that competition is likely to increase from both existing and future market participants, most of whom are larger companies and have greater financial, technical, marketing, sales, and distribution resources and a larger installed base of customers than the Company. Moreover, if such competition were to enter the crossware market, which is the principal market in which the Company participates, the Company might be required to increase defensive measures to maintain its position in these target markets. This increased effort could adversely affect operating results due to increased marketing programs, price declines, longer sales cycles, and increased product development expenses, among other factors. There can be no assurance that the Company could compete effectively with such new products.

INTELLECTUAL PROPERTIES AND OTHER PROPRIETARY RIGHTS

     The Company relies primarily on a combination of trade secret, copyright and trademark laws and contractual provisions to protect its proprietary rights. In addition to trademark and copyright protections, the Company licenses its products to end users on a "right to use" basis pursuant to a perpetual license agreement that restricts use of products to a specified number of users. The Company generally relies on "shrink-wrap" or "click-wrap" licenses which become effective when a customer opens the package or downloads and installs software on its system. In order to retain exclusive ownership rights to its software and technology, the Company generally provides its software in object code only, with contractual restrictions on copying, disclosure, and transferability. There can be no assurance that these protections will be adequate, or that the Company's competitors will not independently develop technologies that are substantially equivalent or superior to the Company's technology.

     Copyright and other protection for intellectual property may be unavailable or restricted in certain foreign countries. In addition, shrink-wrap or click-wrap licenses may be unenforceable under the laws of certain jurisdictions. Nevertheless, the Company believes that its copyright and license protections are important. However, because of the rapid pace of technological change in the computer software industry, factors such as the product knowledge, ability, and experience of the Company's personnel, brand name recognition, customer support, and ongoing product maintenance and enhancement may be more significant in maintaining the Company's competitive advantage.

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

     The Company has filed a final patent application in the United States for certain of its Omnis Studio Web Client technologies and has instituted a procedure for preparing and filing additional provisional and final patent applications as appropriate for its developing technologies. At this time the Company has not been granted any patents on any of its proprietary technologies and there is no assurance that any such patents will be granted. Patent protection may become important in the protection of the commercial viability of the Company's innovative products and the failure to obtain such patent protection could have an adverse effect on the commercial viability of such products. The Company's success therefore may in part depend on its ability to obtain strong patent protection or licenses to strong patents in the future. It is not possible to anticipate the breadth or degree of protection that patents would afford any product of the Company or the underlying technologies. There can be no assurance that any patents issued or licensed to the Company will not be successfully challenged in the future or that any Omnis product will not infringe the patents of third parties.

     The level of research and development efforts in areas related to the Omnis products makes it possible that third parties will obtain patents or other proprietary rights that may be necessary or useful to its products. In recent years the practice of applying for and issuing software patents in the United States and other jurisdictions has accelerated and the scope and validity of such patents are frequently in dispute. In cases where third parties are the first to invent a particular product or technology, it is possible that such parties would obtain patents that would be sufficiently broad to prevent the Company from marketing the same or similar products. Although the Company is not presently aware that any patents necessary to its products have been issued for which licenses are not available to the Company, it is possible that applications for such patents have been made or that such patents have been issued in one or more relevant jurisdictions. The scope and validity of such patents, if issued, the extent to which the Company may desire or need to obtain licenses under such patents, and the cost and availability of such licenses are currently unknown. There can be no assurance others may not independently develop or obtain technology similar to that of the Company.

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

EMPLOYEES

     At May 11, 2000, the Company had 69 employees, including 23 in product development, 21 in sales and marketing, 15 in customer support and consulting, and 10 in finance and administration. Of these 69 employees, 48 employees are based in Europe, and 21 are located in the United States. The Company's employees are not represented by any collective bargaining organization, and the Company has never experienced a work stoppage. Further, the Company believes its relationships with its employees are good.

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

EXECUTIVE OFFICERS OF THE REGISTRANT

     The following sets forth certain information regarding the executive officers of the Company as of May 31, 2000:

Name                   Age      Position
----                   ---      --------

Philip Barrett         45       Chairman of the Board

Gwyneth Gibbs          56       President and interim Chief Executive Officer

Geoffrey Wagner        43       Secretary

David R. Seaman        46       Chief Technical Officer and Founder

James W. Dorst         45       Chief Operating Officer, Chief Financial Officer

Jerald Lipscomb        36       Chief Evangelist

     Mr. Barrett was appointed Chairman of the Company in February 1999. He is the former President and owner of Oregon Pro Sport, a company that manages professional sports teams including the Cascade Surge. Oregon Pro Sport was founded by Mr. Barrett in January 1995 and sold in November 1998. Prior to that time Mr. Barrett was the President and a partial owner of Supra Products, Inc. Mr. Barrett commenced his employment with Supra Products, Inc. in September 1984 and worked in the sales, finance and marketing divisions of that company until he became its President and partial owner in 1992. Supra Products was sold in September 1994 to Berwind Industries, Inc. He is also a director of the Company.

     Mrs. Gibbs was appointed President and interim Chief Executive Officer in October 1998. She joined the Company in October 1994, initially responsible for Research and Development in Europe and subsequently with world-wide responsibility in January 1998. Prior to joining the Company, Mrs. Gibbs was Technical Director of an intelligent database start-up for 6 years, and before that held a number of positions in UK development organizations. She is also a director of the Company.

     Mr. Wagner was appointed Secretary of the Company in February 1999. He is currently the General Partner of Rockport Group L.P. In September 1990 Mr. Wagner co-founded the Rockport Group L.P. and has been a General Partner since its inception. Rockport Group, L.P. invests its capital in a variety of industries, including technology, healthcare and apparel. Prior to 1990 Mr. Wagner held sales executive positions at several leading Wall Street firms including five years at Bear, Steams & Co., Inc. and five years at Kidder, Peabody & Co., Inc. Mr. Wagner is also a director of the Company.

     Mr. Seaman is the Chief Technical Officer and is a Founder of the Company. He has served as a Vice President of the Company since June 1990 and has served as Research and Development Director since June 1982. He served as Managing Director of Blyth Software, Ltd. from September of 1990 until June of 1993.

     Jim Dorst has 14 years of senior corporate management experience and, prior to joining the Company, was Chief Financial Officer and Chief Information Officer of Savoir Technology Group, Inc. (SVTG: NASDAQ) from 1995 to 1999. Mr. Dorst was the Chief Financial Officer of Accolade, Inc. from 1994 to 1995 and Chief Financial Officer of Drypers Corporation from 1986 to 1993. He is also a director of the Company.

     Jerry Lipscomb has served as Chief Evangelist for the Company since November 1999. Prior to this Mr. Lipscomb spent 13 years as President of Dynabyte Corporation, a custom software development solution provider.

ITEM 2. PROPERTIES

     The Company leases 3,800 square feet of office space in San Carlos, California pursuant to a lease which expires on August 31, 2000 and has base monthly rent of $7,706.

     The Company owns property in the United Kingdom which it uses for its research and development activities. The Company also leases 1,300 square feet of office space for its European sales headquarters office in Harefield, England. The lease, which expires on June 23, 2002, has monthly rental payments of $3,141 plus $477 for common area maintenance. Until March 2000, the Company leased 2,370 square feet of office space (formerly its London sales office) in London, England. The lease had monthly rental payments of $3,820. Until December 1999, the Company sublet all of the London office space for which it received a rental of $3,820 per month, plus 100 percent reimbursement for common area maintenance. The sublease terminated on December 25, 1999. The Company then negotiated a termination of this lease in March 2000. A premium of $76,523 had to be paid in order to avoid any future contractual liability, of which approximately $15,000 is expected to be reclaimed from the leasees for repairs and renovations.

     The Company leases property in Germany which it uses as a sales office. The space is 457 square meters and has monthly rental payments of $21,470. The lease will expire May 14, 2007, with a Company option to terminate the lease in May 2002.

     The Company believes that these facilities are adequate to meet its requirements for fiscal year 2001.

ITEM 3. LEGAL PROCEEDINGS

     COMPASS LITIGATION. In March 1998 the Company was sued by Compass Software ("Compass") in the Federal District Court for the Eastern District of Washington claiming damages in the range of $2 Million for software copyright infringement and related claims. The Company obtained a full dismissal of that case with prejudice on November 29, 1999, and no appeal was filed by Compass within the time allowed by law.

In this connection the Company previously had sued Compass in 1994 for illegally infringing and distributing the Company's software products. This matter was settled with an agreement that Compass would pay certain amounts and would not make illegal copies of the Company's software in the future. Compass failed to pay the promised amounts when due. The Company then obtained a judgment for breach of contract against Compass. As part of its efforts to enforce its judgment against Compass, the Company purchased, at a judgment lien sale, certain intangible property of Compass including the rights to the 1998 infringement suit brought by Compass ("Execution Sale"). Compass then requested the applicable trial court to set aside the Execution Sale. The trial court granted the request and the Company appealed the judgment. The court of appeal subsequently ruled in favor of the Company and directed the trial court to determine the amount of fees to be awarded to the Company. That amount had not been determined as of May 9, 2000.

The Company also filed an second lawsuit against Compass alleging additional acts of infringement for periods after 1994, which case is now pending. Trial in this case is scheduled for July 5, 2000. Compass has asserted a counterclaim alleging refusal of the Company to sell products to Compass. The Company believes that this counterclaim has no merit.

BTN - GERMANY. The Company entered into a professional development services agreement with BTN Versandhandel GmbH of Leiferde, Germany for the development of an OMNIS application. The Company developed and delivered a version of the application to BTN. BTN failed to pay the Company as agreed,claiming there were flaws in the application and the project was suspended by the Company awaiting their payment. BTN commenced legal action against the Company in Germany claiming damages of approximately DM250,000 for failure to perform under the services agreement. The Company has countersued BTN claiming the balance owed under the contract of approximately DM60,000. The Company is defending against the BTN claim and is pursuing its counterclaim against BTN.

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

     Not applicable.

                                     PART II

ITEM 5. MARKET FOR COMMON EQUITY AND RELATED STOCKHOLDER MATTERS

     In fiscal 2000, the Company's Common Stock was traded on the Nasdaq Bulletin Board ("BB") under the symbol "OMNS".

     On May 30, 2000 the Company's Common Stock was listed for trading on the NASDAQ Small Cap Market.

     The following table sets forth the high and low closing prices for the Company's Common Stock for fiscal years 1999 and 2000.

                                          HIGH                 LOW
FISCAL YEAR 1999                          CLOSING            CLOSING
----------------                          -------            -------

April 1 to June 30, 1998                  $ 0.906            $0.587
July 1 to September 30, 1998              $ 0.906            $0.375
October 1 to December 31, 1998            $ 0.562            $0.187
January 1 to March 31, 1999               $ 0.437            $0.093

                                          HIGH                 LOW
FISCAL YEAR 2000                          CLOSING            CLOSING
----------------                          -------            -------

April 1 to June 30, 1999                 $   3.000         $   0.750
July 1 to September 30, 1999             $   7.187         $   2.250
October 1 to December 31, 1999           $  22.000         $   5.000
January 1 to March 31, 2000              $  21.000         $  12.000

     On June 15, 2000, the closing price for the Company's Common Stock on the Nasdaq Small Cap Market was $6.875 and there were approximately 182 holders of record of the Company's Common Stock. This does not include stockholders whose Common Stock is held in street name.

     The Company has never declared or paid dividends on its Common Stock. The Company intends to retain earnings, if any, for the operation and expansion of the Company's business, and therefore does not anticipate paying any cash dividends in the foreseeable future. See "Management's Discussion and Analysis - Liquidity and Capital Resources."

ITEM 6. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL PERFORMANCE AND RESULTS OF OPERATIONS

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

RESULTS OF OPERATIONS

     The following table sets forth, as a percentage of revenues, certain consolidated statement of operations data for the periods indicated (subtotals not adjusted for rounding):

Percent Of Total Net Revenues:
                                             Fiscal    Year   Ended March 31,
                                              -----------------------------
                                                 2000              1999
                                                 ----              ----
Net revenues:
    Product                                        80%               73%
    Services                                       20                27
                                             --------          --------
Total net revenues                                100               100

Operating expenses:
    Cost of product                                  3                 6
    Cost of services                                 4                 6
    Selling and marketing                           52                34
    Research and development                        37                24
    General and administrative                      77                39
                                               -------           -------
Total operating expenses                           174               109

Operating loss                                     (74)               (9)

Other income (expense), net                         (2)               (6)
                                                -------          -------
Net loss                                           (76%)             (15%)
                                                -------          -------
Gross margins:
    Gross margin on product revenues                77%               67%
    Gross margin on service revenues                15%               21%


     TOTAL NET REVENUES. Total net revenues increased 6% to $6.2 million in fiscal year 2000 from $5.9 million in fiscal year 1999. International revenues, accounted for 55% and 58% of total net revenues in fiscal years 2000 and 1999, respectively. See Note 11 of the Notes to Consolidated Financial Statements.

     The Company's revenues are derived from two sources: fees from software licensing and fees for services, including consulting, training, maintenance and product support. Product revenues increased 17% to $5 million in fiscal year 2000 from $4.3 million in fiscal year 1999.

     Service revenues decreased 23% to $1.2 million in fiscal 2000 from $1.6 million in fiscal year 1999. The decrease in service revenues in fiscal year 2000 as compared to fiscal year 1999 was due to a planned reduction of consulting.

     In fiscal year ended March 31, 2000, one customer in the United States accounted for approximately 19.3% of revenue. No single customer accounted for more than 10% of revenues during the fiscal year ended March 31, 1999 or 1998.

     The Company sells its products in U.S. Dollars in North America, British Pounds Sterling in the United Kingdom and German Deutsche Marks in Germany. As the Company recognizes revenues and expenses in U.S. Dollars, British Pounds Sterling, and German Deutsche Marks but reports its financial results in U.S. Dollars, changes in exchange rates may cause variances in the Company's period-to-period revenues and results of operations in future periods. Foreign exchange gains and losses have not been material to the Company's performance to date.

     COST OF PRODUCT REVENUES. Cost of product revenues is comprised of direct costs associated with software product sales including software packaging, documentation, and physical media costs. Cost of product revenues as a percentage of product revenues was 4% in fiscal year 2000 as compared to 8% in fiscal year 1999. The decrease in cost as a percentage of total net revenues was mainly due to decrease in headcount in the production department.

     COST OF SERVICES REVENUES. Cost of services revenues includes consulting, technical support, maintenance services, and training, which consist primarily of personnel costs. Cost of services revenues as a percentage of net service revenues increased to 23% in fiscal year 2000 from 22% in fiscal year 1999. The increase in cost of services revenues as a percentage of services revenues in fiscal 2000 as compared to fiscal year 1999 was primarily due to the increase in headcount in the technical support department during fiscal 2000.

     SELLING AND MARKETING EXPENSES. Selling and marketing expenses increased to $3.2 million in fiscal year 2000 from $2.0 million in fiscal year 1999, representing 52% and 34% of total net revenues during such periods, respectively. The increase in selling and marketing was primarily due to significant increase in headcount in the marketing group coupled with an increase in trade-show participation and marketing programs in the fourth quarter 2000. The Company had refocused its sales and marketing department in an attempt to generate revenues related to its new Studio product line, including an increased trade show presence, additional advertising and marketing collateral generation, and an increased market awareness campaign.

     RESEARCH AND DEVELOPMENT EXPENSES. Research and development expenses increased to $2.3 million in fiscal year 2000 from $1.4 million in 1999, due to an increase in headcount in this department. (as defined by SFAS 86). At the end of fiscal year 1997, the Company had fully amortized the previously capitalized internal software development costs and no such costs were recognized during fiscal years 1999 or 2000.

     GENERAL AND ADMINISTRATIVE EXPENSES. General and administrative expenses increased to $4.8 million in fiscal year 2000 from $2.3 million in fiscal year 1999. This increase in fiscal year 2000 is due to a $3.1 million charge to compensation expense stemming from the granting of certain options at below fair market value prior to the approval of the 1999 stock option plan by the Shareholders of the Company.

     NON-CASH COMPENSATION EXPENSE. The Company determined during the closing process for the 1999 fiscal year that certain securities issued under the Company's 1994 Employee Stock Purchase Plan and 1999 Stock Option Plan were not correctly recorded in accordance with generally accepted accounting principals.

     In April and July 1999, the Board of Directors of the Company granted certain stock options under the Company's 1999 Stock Option Plan. The Company recorded options granted to employees with an exercise price equal to the trading price of the shares of common stock of the Company at the date of grant, as determined in good faith by the Board of Directors of the Company, and options granted to non-employees with an exercise price equal to 85% of the trading price of the shares of common stock of the Company at the date of grant, as determined in good faith by the Board of Directors of the Company. It has been determined that applicable accounting rules and regulations require that such options be recorded by the Company based on the fair market value of the shares on the date of the later approval of the plan by the stockholders of the Company on September 29, 1999.

     The Company also determined that shares issued to employees pursuant to rights granted under the Company's 1994 Employee Stock Purchase Plan must be restated as a result of increases in the authorized shares for the plan that were approved by the stockholders of the Company in September 1999.

     Accordingly, certain charges against earnings for non-cash compensation that were not made in the quarters ended September 30, 1999 and December 31, 1999 must be made in the current fiscal year and certain prior recorded items must be amended. Certain of the Company's quarterly financial information has been restated herein to provide for such charges. (see the notes to the Company's audited Financial Statements attached hereto). Non-cash compensation expense for the second and third fiscal quarters increased $555,000 and $670,000 respectively. The Company also incurred an approximate $1.8 million additional non-cash compensation expense in the fourth quarter. In total, non-cash compensation expense increased approximately $3.1 million for the fiscal year. This adjustment had no effect on total stockholders' equity, however, it will result in additional non-cash compensation charges against earnings of approximately $270,000 per quarter for approximately the next two and one-half fiscal years. The Company will be required to provide restated financial statement information in future reports or disclosure documents in which financial information is included. These adjustments have had no effect on total shareholder's equity.

     OTHER INCOME (EXPENSE). Other income (expense) is primarily comprised of interest income, interest expense, gains and losses on foreign currency transactions, and other income. Interest income reflects earnings from the Company's cash position. Interest expense primarily relates to the Company's $2 million note payable and capital leases as of March 31, 2000. Interest expense was $39,000 in fiscal year 2000 and $249,000 in fiscal year 1999.

     INCOME TAX EXPENSE. The Company had an income tax benefit of $2,000 in fiscal year 2000, compared to an income tax expense of $4,000 in fiscal year 1999. At March 31, 2000, the Company had net operating loss carry forwards of approximately $40.2 million for federal income tax purposes, $8.0 million for state tax purposes and $8.0 million for foreign taxes. The Tax Reform Act of 1986, as amended, and the California Conformity Act of 1987 impose substantial restrictions on the utilization of net operating loss and tax credit carry forwards in the event of an "ownership change," as defined by the Internal

Revenue Code. An "ownership change" took place in fiscal year 1999, and the Company is limited to approximately $146,000 per year of federal and California net operating loss carry forwards accrued through that date (a total of $2.9 million federal and $0.7 million California).

     INFLATION. The Company believes that inflation has not had a material impact on the Company's operating results to date and does not expect inflation to have a material impact on the Company's operating results in fiscal year 2001.

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

     The Company's operating results will also be affected by the volume, mix, and timing of orders received during a period and by conditions in the industries that it serves as well as the general economy. Additionally, the Company operates on a global basis with offices or distributors in Europe, and Asia, as well as North America. Changes in the economies, trade policies, and fluctuations in interest or exchange rates may have an impact on its future financial results. Also, as the Company continues to operate more globally, seasonality may become an increasing factor in its financial performance.

     The Company's products are typically used to develop applications that are critical to a corporate customer's business and the purchase of the Company's products is often part of a customer's larger business process, reengineering initiative, or implementation of client/server or web-based computing. As a result, the license and implementation of the Company's software products generally involves a significant commitment of management attention and resources by prospective customers. Accordingly, the Company's sales process is often subject to delays associated with a long approval process that typically accompanies significant initiatives or capital expenditures. For these and other reasons, the sales cycle associated with the license of the Company's products is often lengthy and subject to a number of significant delays over which the Company has little or no control. There can be no assurance that the Company will not experience these and additional delays in the future. Therefore, the Company believes that its quarterly operating results are likely to vary significantly in the future.

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

     LIQUIDITY AND CAPITAL RESOURCES. At March 31, 2000, the Company's principal sources of liquidity consisted of cash and cash equivalents of $1,237,901 and an unused available short-term credit facility of $1,000,000.

     On December 23, 1999, the Company obtained a $3,000,000 line of credit from Astoria Capital Partners, L.P. ("Astoria") pursuant to the terms of a Credit Facility Agreement dated as of December 21, 1999. The line of credit had a term of six months, and was extended by further agreement on April 30, 2000 for an additional period of four months. Under these arrangements the Company may draw up to $500,000 from the line of credit per month as set forth in the Credit Facility Agreement. In connection with the issuance of the line of credit, the Company issued a Promissory Note in the principal amount of up to $3,000,000 to Astoria dated as of December 21, 1999 and amended on April 30, 2000. All principal and accrued interest on the Promissory Note is due and payable on May 31, 2000 or upon a Change of Control (as such term is defined in the Credit Facility Agreement), if earlier. The Promissory Note bears interest at 8% per annum and has a default rate of interest of 10% per annum. The Promissory Note is secured by certain assets of the Company. While any debt is outstanding or the line of credit remains in effect, except for any debt owing to Astoria or debt issued contemporaneously with payment of the debt in full and termination of the line of credit, the Company shall not incur any indebtedness without the written consent of Astoria, except the Company may incur junior debt in the aggregate principal amount of up to $500,000 in connection with the purchase or lease of property (whether or not in the ordinary course of business).

     In addition, and also in connection with the issuance of the line of credit, the Company issued to Astoria a non-transferable warrant to purchase shares of capital stock of the Company. The Company issued the Warrant pursuant to an exemption from registration under section 4(2) of the Securities Act of 1933, as amended. The Warrant may be exercised, and shares of capital stock of the Company will be issued upon exercise of the Warrant, only in connection with one or more Qualifying Offerings (as such term is defined in the Warrant) of securities of the Company. The Warrant may be exercised for up to $3,000,000 of shares of the capital stock of the Company issued in one or more Qualifying Offerings at the price per share of such securities in each such Qualifying Offering, as further provided and qualified by the Warrant. The Company has granted to Astoria certain registration rights with respect to any shares of capital stock issued upon exercise of the Warrant as described in the Warrant. The Warrant terminates on Augutst 31, 2001; and in this connection the Company has no independent obligation to issue any securities, consummate any offering of its securities or accept any offer to issue or sell any of its securities on or before such date. Copies of the Credit Facility Agreement and forms of the Promissory Note and Warrant are incorporated herein by reference.

     On March 19, 1999, the Company's Board of Directors authorized the issuance of 300,000 shares of Series A Convertible Preferred stock (the "Preferred Shares") and 7,600,000 shares of Common stock (the "Common Shares") (collectively, the Preferred Shares and the Common Shares shall be referred to as the "Shares"). The Restated Articles of Incorporation of the Company vest in the Board of Directors the authority to issue such Shares. On March 31, 1999 the Company filed with the Secretary of State of Delaware a Certificate of Designations setting forth the rights, preferences and privileges of the Preferred Stock. Pursuant to the terms of the Letter of Intent executed by and between the parties on February 22, 1999, on March 31, 1999 the Company entered into stock purchase agreements with Astoria, an affiliate of an existing shareholder, Gwyneth Gibbs, president of the Company and certain members of the Board of Directors or their affiliates. Under the terms of the Stock Purchase Agreement with Astoria, the Company agreed to issue and Astoria agree to purchase 300,000 Preferred Shares at a purchase price of $1.6667 per share for an aggregate purchase price of $500,000 and 2,543,344 Common Shares at a purchase price of $0.25 per share, for an aggregate purchase price of $635,836 (collectively, the "Astoria Shares"). The Astoria Shares were issued and sold to Astoria in consideration of the cancellation of the indebtedness of the Company to Astoria. The Company also entered into a Common Stock Purchase Agreement with Astoria whereby Astoria purchased 1,000,000 Common Shares at a price of $0.25 per share for an aggregate purchase price of $250,000. The Common Stock Purchase Agreement and Stock Purchase Agreement grant certain registration rights and rights of first refusal to Astoria. Pursuant to the terms of the stock purchase agreements entered into with certain members of the Board of Directors, including Mrs. Gibbs (the "Board of Directors Agreements"), the Company agreed to issue, in the aggregate 4,000,000 Common Shares at a price of $0.25 per share, for aggregate purchase price of $1,000,000. The Board of Directors Agreements do not grant any registration rights or rights of first refusal to the parties.

     The proceeds from the sale of the Common Shares to the Board of Directors was used to satisfy the debt owed, in its entirety, to the Omnis Class 2 Creditors (the "Creditors") pursuant to the Work Out Agreement entered into between the Company and the Creditors. The proceeds from the sale of the Shares to Astoria will be used for working capital purposes.

     The Company's working capital position decreased to ($1,106,000) at March 31, 2000 from $390,000 at March 31, 1999.

     The Company has operated at a loss for the last several years. The Company's new management team has taken steps to improve the Company's business prospects through (i) more targeted marketing of its products; (ii) increased investments in infrastructure; (iii) improved operational systems and (iv) a renewed focus on returning the Company to long-term profitability. However these initiatives have and will require financial resources and additional financing will be required to continue to pursue the initiatives noted above.

     The Company does not currently have an established line of credit with a commercial bank and has funded operations over the past several months through a working capital facility provided by a major shareholder. Such future credit facility may be difficult to obtain with the Company's historical operating results. On June 29, 2000, Astoria Capital Partners, Ltd., agreed to extend the Maturity Date of the Credit Facility Agreement until April 1 2001 or to convert the facility to equity at terms still to be negotiated. The Company believes that it has sufficient working capital, or will be able to obtain sufficient working capital, to continue operations through March 31, 2001.

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

     INTELLECTUAL PROPERTY PROTECTION. The Omnis products include technologies developed by the Company. The Company relies primarily on a combination of trade secret, copyright and trademark laws and contractual provisions to protect its proprietary rights in such technologies. There is no assurance that such laws and contractual provisions will adequately protect the intellectual properties and other proprietary rights of the Company. The Company has filed a final United States patent application for certain of its Studio Web Client technologies. At this time the Company has not filed any final patent and has initiated a procedure for preparing and filing additional provisional and final patent applications as appropriate for its developing technologies. Granted any patents on any of its proprietary technologies and there is no assurance that any such patents will be granted. Patent protection may become important in the protection of the commercial viability of the Company's innovative products and the failure to obtain such patent protection could have an adverse effect on the commercial viability of such products. The Company's success therefore may in part depend on its ability to obtain strong patent protection or licenses to strong patents in the future. It is not possible to anticipate the breadth or degree of protection that patents would afford any product of the Company or the underlying technologies. There can be no assurance that any patents issued or licensed to the Company will not be successfully challenged in the future or that any Omnis product will not infringe the patents of third parties. As the number of software products available in the market increases and the functions and features of these products further overlap, the Company anticipates that software products may become increasingly subject to infringement claims. There can be no assurance that third parties will not assert infringement claims against the Company in the future with respect to any current or future product. Any such assertion, whether with or without merit, could require the Company to enter into costly litigation or royalty arrangements. If required, such royalty arrangements may not be available on reasonable terms, or at all. See Part 1 - Business - "Intellectual Properties and Other Proprietary Rights".

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

     FORWARD LOOKING STATEMENTS. Certain of the matters discussed under the captions "Business," "Properties," "Legal Proceedings," "Management's Discussion and Analysis of Financial Condition and Results of Operations," and elsewhere in this report may constitute "forward-looking" statements for purposes of the Securities Act of 1933, as amended, and the Exchange Act of 1934, as amended, and, as such, may involve known and unknown risks, uncertainties and other factors that may cause the actual results, performance or achievements of the Company to be materially different from future results, performance or achievements expressed or implied by such forward-looking statements. Any statements made herein that are not statements of historical fact are forward-looking statements including, but not limited to, statements concerning the characteristics and growth of the Company's markets or customers, the Company's objectives or plans for future operations and products and the Company's expected liquidity and capital resources. When used in this report, the words "anticipates," "estimates," "believes," "continues," "expects," "projections," "forecasts," "intends," "may," "might," "could," "should," and similar expressions are intended to be among the statements that identify forward-looking statements. Such forward-looking statements are based on a number of assumptions and involve a number of risks and uncertainties, and therefore actual results could materially differ. These risks and uncertainties include, among others, the Company's continuing liquidity problems, significant variability in operating results, including variability in product revenues and gross margins, fluctuating demand for new and established products, dependence on development of new products, increasing expenses for marketing and development of new products, historical lack of profitability, rapid technological change that affects the ability of the Company to respond to customer or market demands, risks associated with global operations, the continued and future acceptance of the Company's products, the rate of growth in the industries of the Company's products, the presence of competitors with greater technical, marketing and financial resources, and the ability of the Company to successfully expand its operations.

ITEM 7. FINANCIAL STATEMENTS

     The consolidated financial statements of the Company, including the notes thereto, together with the independent auditors' reports thereon are presented beginning on Page F-1.

ITEM 8. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

None.


                                    PART III

ITEM  9.  DIRECTORS,   EXECUTIVE  OFFICERS,   PROMOTERS,  AND  CONTROL  PERSONS;
COMPLIANCE WITH SECTION 16(a) OF THE EXCHANGE ACT

     Information regarding directors of the Company is incorporated by reference from "Election of Directors" in the Company's 2000 Proxy Statement for the Company's 2000 Annual Meeting of Stockholders (hereinafter "2000 Proxy Statement"). Current Executive Officers of the Company found under the caption "Executive Officers of the Registrant" in Part I hereof is also incorporated by reference into this Item 9.


ITEM 10. EXECUTIVE COMPENSATION

Summary Compensation

     The information required in this item is incorporated by reference from the sections entitled "Executive Compensation", "Election of Directors--Director Compensation", and "Certain Transactions" in the Company's 2000 Proxy Statement.


ITEM 11. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

     The information required by this item is incorporated by reference from the
section  entitled   "Security   Ownership  of  Certain   Beneficial  Owners  and
Management" in the Company's 2000 Proxy Statement.

ITEM 12. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

     The information required by this Item is incorporated by reference from the section entitled "Executive Compensation" and "Certain Transactions" in the Company's 2000 Proxy Statement.

ITEM 13. EXHIBITS AND REPORTS ON FORM 8-K

     (a)The following documents are filed as a part of this Annual Report on Form 10-KSB:

        1. Consolidated Financial Statements required to be filed by Item 7 of Form 10-KSB. See Index to Consolidated Financial Statements of the Company at page F-1.

        2.  Exhibits:

Exhibit Number        Description
--------------        -----------

        3.1    Restated   Certificate   of   Incorporation,   as   amended   and
               corrected.(1)

        3.2 Certificate of Amendment of Certificate of Incorporation dated February 9, 1999(5)

        3.3    Certificate   of   Designations   dated   March  31,   1999,   as
               corrected.(3)

        3.4    Bylaws, as amended.(2)


        10.1 Omnis Technology Corporation 1994 Employee Stock Purchase Plan, as amended (4)

        10.2 Omnis Technology Corporation 1999 Stock Option Plan and form of option agreement (5)

        10.3 At-Will Employment Agreement between the Company and James W. Dorst dated as of

               November 23, 1999. (6)

        10.4 Incentive Stock Option Agreement between the Company and James W. Dorst dated as of November 23, 1999. (6)

        10.5 Stock Purchase Agreement with Astoria Capital Partners, L.P. dated March 31, 1999. (4)

        10.6 Common Stock Purchase Agreement with Astoria Capital Partners, L.P. dated March 31, 1999. (4)

        10.7 Common Stock Purchase Agreement with Gwyneth Gibbs dated March 31, 1999. (4)

        10.8 Common Stock Purchase Agreement with Philip and Debra Barrett Charitable Remainder Trust dated March 31, 1999. (4)

        10.9 Common Stock Purchase Agreement with RCJ Capital Partners dated March 31, 1999. (4)

        10.10 Common Stock Purchase Agreement with Rockport Group, L.P. dated March 31, 1999. (4)

        10.11 Credit Facility Agreement between the Company and Astoria Capital Partners, L.P. dated as of December 21, 1999. (6)

        10.12 Form of Promissory Note dated as of December 21, 1999 issued by the Company to Astoria Capital Partners, L.P. (6)

        10.13 Form of Non-Transferable Warrant dated as of December 21, 1999 issued by the Company to Astoria Capital Partners, L.P. (6)

        10.14 Form of Amendment to Credit Facility Agreement, Promissory Note and Non-Transferrable Warrant between the Company and Astoria Capital Partners, L.P. dated April 30, 2000.

        10.15 Incentive Stock Option Agreement between the Company and Bryce Burns dated as of February 14, 2000.

        10.16 At-Will Employment Agreement between the Company and Jerald Lipscomb dated as of November 24, 1999.

        10.17 Incentive Stock Option Agreement between the Company and Jerald Lipscomb dated November 24, 1999.

        10.18. Incentive Stock Option Agreement between the Company and Jerald Lipscomb dated February 22, 2000.

        21.1   Subsidiaries of the Company.(7)

        23.1   Independent Auditors' Consent.

        27.1 Financial data schedule.


--------------
(1) Incorporated herein by reference to the Current Report on Form 8-K filed by the Company with the Commission on June 16, 1998.
(2) Incorporated herein by reference to the Annual Report on form 10-KSB, as amended, for the fiscal year ended March 31, 1998, filed by the Company with the Commission on June 29, 1998.
(3) Incorporated herein by reference to the Current Report on Form 8-K filed by the Company with the Commission on April 15, 1999.
(4) Incorporated herein by reference to the Current Report on Form 8-K filed by the Company with the Commission on April 17, 2000.
(5) Incorporated herein by reference to the Company's Annual Report on Form 10-KSB/A, as amended, for the fiscal year ended March 31, 1999, filed by the Company with the Commission on July 29, 1999.
(6) Incorporated herein by reference to the Company's Quarterly Report on Form 10-QSB filed by the Company with the Commission on February 14, 2000.
(7) Incorporated herein by reference to the Annual Report on Form 10-K filed by the Company with the Commission on June 28, 1991.



(b)  Reports on Form 8-K

Reports were filed by the Company on Form 8-K during the last quarter of the period covered by this report as follows:


(1)  Form 8-K - January 7, 2000. This Form 8-K reported the appointment of James
     W. Dorst as a Class III director of the Company and as Chief Financial Officer and Chief Operating Officer of the Company. This Form 8-K also reported the line of credit facility obtained by the Company from Astoria Capital Partners, L.P. for $3 million. In this connection the Company issued a Promissory Note in the principal amount of up to $3,000,000 to Astoria Capital Partners, L.P. In addition, and also in connection with the issuance of the line of credit facility, the Company issued to Astoria Capital Partners, L.P. a Non-Transferable Warrant to purchase shares of capital stock of the Company. See Item 1, "Business-Recent Developments-Fiscal 2000".

                                   SIGNATURES

     Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.


Dated: June 29, 2000           Omnis TECHNOLOGY CORPORATION

                               By: /s/ GWYNETH M. GIBBS

                               ------------------------
                               Gwyneth M. Gibbs
                               President and Interim Chief Executive Officer

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

Signatures                                  Title                                                    Date
----------                                  -----                                                    ----


/s/GWYNETH M. GIBBS

--------------------------
Gwyneth M. Gibbs                            President and Interim Chief Executive Officer        June 29, 2000


/s/PHILIP D. BARRETT

--------------------------
Philip D. Barrett                           Chairman                                             June 29, 2000


/s/GEOFFREY P. WAGNER

--------------------------
Geoffrey P. Wagner                          Director                                             June 29, 2000


/s/GERALD F. CHEW

--------------------------
Gerald F. Chew                              Director                                             June 29, 2000


/s/DOUGLAS MARSHALL

--------------------------
Douglas Marshall                            Director                                             June 29, 2000


/s/JAMES W. DORST

--------------------------
James W. Dorst                              Director                                             June 29, 2000

/s/BRYCE BURNS

-------------------------
Bryce Burns                                 Director                                             June 29, 2000


                  OMNIS TECHNOLOGY CORPORATION AND SUBSIDIARIES

                      CONSOLIDATED FINANCIAL STATEMENTS FOR
                     THE YEARS ENDED MARCH 31, 2000 AND 1999
                        AND INDEPENDENT AUDITORS' REPORTS

INDEPENDENT AUDITORS' REPORT

To the Board of Directors and Stockholders of OMNIS Technology Corporation:

     We have audited the accompanying consolidated balance sheets of OMNIS Technology Corporation and subsidiaries (the "Company") as of March 31, 2000 and 1999, and the related consolidated statements of operations, stockholders' equity (deficiency), and cash flows for the years then ended. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

     We conducted our audits in accordance with auditing standards generally accepted in the United States of America. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

     In our opinion, the financial statements present fairly, in all material respects, the consolidated financial position of OMNIS Technology Corporation and subsidiaries at March 31, 2000 and 1999, and the consolidated results of their operations and their cash flows for the years then ended in conformity with accounting principles generally accepted in the United States of America.

/s/ GRANT THORNTON LLP

GRANT THORNTON LLP

San Francisco, California
May 26, 2000 (except for the basis of presentation paragraph of Note 1, as to which the date is June 29, 2000)

OMNIS TECHNOLOGY CORPORATION AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS
MARCH 31, (in thousands, except share and per share amounts)
------------------------------------------------------------------------------------------------------------------------------------

ASSETS                                                                                                   2000                1999
                                                                                                       --------            --------
CURRENT  ASSETS:
  Cash and cash equivalents                                                                            $  1,238            $    271
  Accounts receivable (less allowances for doubtful
     accounts of $179 in 2000 and $150 in 1999)                                                             594                 764
  Inventories                                                                                                26                  13
  Other current assets                                                                                      397                 609
                                                                                                       --------            --------
         Total current assets                                                                             2,255               1,657
Property, furniture and equipment,  net                                                                     923                 890
Other assets                                                                                               --                    10
                                                                                                       --------            --------
         Total assets                                                                                  $  3,178            $  2,557
                                                                                                       --------            --------
LIABILITIES AND STOCKHOLDERS' EQUITY (DEFICIENCY)

CURRENT  LIABILITIES:
  Current portion of long-term debt                                                                    $     56            $     82
  Note payable to stockholder                                                                             2,028                --
  Accounts payable                                                                                          460                 240
  Accrued liabilities                                                                                       591                 533
  Deferred revenue                                                                                          206                 412
                                                                                                       --------            --------
         Total current liabilities                                                                        3,341               1,267

Long-term debt                                                                                             --                    28
                                                                                                       --------            --------
         Total liabilities                                                                                3,341               1,295
                                                                                                       --------            --------


Commitments and contingencies  (Note 10)

Stockholders' equity (deficiency):
  Preferred stock - $1.00 par value; 300,000 shares authorized;
    issued and outstanding: 300,000 shares                                                                  300                 300
  Common stock - $.10 par value; 20,000,000 shares authorized;  issued
    and outstanding: 2000, 10,035,238; 1999, 9,679,829 shares                                             1,004                 967
  Paid-in capital                                                                                        50,373              45,180
  Deferred compensation                                                                                  (2,044)
  Accumulated deficit                                                                                   (50,082)            (45,386)
  Accumulated other comprehensive income                                                                    286                 201
                                                                                                       --------            --------
         Total stockholders' equity (deficiency)                                                           (163)              1,262
                                                                                                       --------            --------
         Total liabilities and stockholders' equity (deficiency)                                       $  3,178            $  2,557
                                                                                                       --------            --------


See notes to consolidated financial statements.

OMNIS TECHNOLOGY CORPORATION AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF OPERATIONS
YEAR ENDED MARCH 31,
(in thousands, except share and per share amounts)
--------------------------------------------------------------------------------

                                                       2000             1999
                                                   -----------      -----------
Net  revenues:
  Product                                          $     4,998      $     4,277
  Services                                               1,212            1,582
                                                   -----------      -----------
         Total net revenues                              6,210            5,859

Operating  expenses:
  Cost of product revenues                                 195              333
  Cost of service revenues                                 277              347
  Selling and marketing                                  3,221            2,002
  Research and development                               2,287            1,418
  General and administrative                             4,804            2,297
                                                   -----------      -----------
         Total operating expenses                       10,784            6,397
                                                   -----------      -----------
Operating  loss                                         (4,574)            (538)

Other  income  (expense):
  Interest income                                           14                7
  Interest expense and other, net                         (138)            (352)
                                                   -----------      -----------
         Total other income (expense)                     (124)            (345)
                                                   -----------      -----------
Loss before income taxes                                (4,698)            (883)
Income tax (expense) benefit                                 2               (4)
                                                   -----------      -----------

Net  loss                                          $    (4,696)     $      (887)
                                                   -----------      -----------

Basic and diluted net loss per share               $     (0.48)     $     (0.41)

Weighted  average number of common
  shares outstanding                                 9,768,440        2,148,499


See notes to consolidated financial statements

OMNIS TECHNOLOGY CORPORATION AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY (DEFICIENCY)
YEARS ENDED MARCH 31, 2000 and 1999
(in thousands, except share amounts)

------------------------------------------------------------------------------------------------------------------------------------

                                                              Series A
                                                           Preferred Stock              Common Stock
                                                      ------------------------    -----------------------    Paid-in     Accumulated
                                                        Shares         Amount       Shares       Amount      Capital       Deficit
                                                      ----------    ----------    ----------   ----------   ----------   ----------
Balances, April 1, 1998                                     --      $     --       2,125,827   $      212   $   42,881   $  (44,499)
Preferred stock issued                                   124,564           125          --           --            875         --
Redemption of preferred stock                           (124,564)         (125)         --           --            125         --
Common and preferred stock issued upon
    conversion of debt                                   300,000           300     2,543,344          254          582         --
Stock issued in conjunction with private
    placement (net of issuance costs of $35)                                       5,000,000          500          715         --
Common stock issued                                                                   10,658            1            2         --
Net loss                                                    --            --            --           --           --           (887)
Foreign currency translation adjustment                     --            --            --           --           --           --
Comprehensive loss                                          --            --            --           --           --           --
                                                      ----------    ----------    ----------   ----------   ----------   ----------
Balances, March 31, 1999                                 300,000           300     9,679,829          967       45,180      (45,386)

Common stock options exercised                                                        10,090            1            8         --
Common stock issued                                                                  345,319           36        2,048         --
Options granted                                                                                                  3,137         --
Net loss                                                    --            --            --           --           --         (4,696)
Foreign currency translation adjustment                     --            --            --           --           --           --

Comprehensive loss                                          --            --            --           --           --           --
                                                      ----------    ----------    ----------   ----------   ----------   ----------
Balances, March 31, 2000                                 300,000    $      300    10,035,238   $    1,004   $   50,373   $  (50,082)
                                                      ==========    ==========    ==========   ==========   ==========   ==========



                                                                                                         Total
                                                                     Other                           Stock Holders'
                                                  Deferred       Comprehensive    Comprehensive          Equity
                                                 Compensaton         Income            Loss           (Deficiency)
                                                 -----------         -------        ----------         ----------
Balances, April 1, 1998                            $  --             $   151                           $   (1,255)
Preferred stock issued                                --                --                                  1,000
Redemption of preferred stock                         --                --                                   --
Common and preferred stock issued upon
    conversion of debt                                --                --                                  1,136
Stock issued in conjunction with private
    placement (net of issuance costs of $35)          --                --                                  1,215
Common stock issued                                   --                --                                      3
Net loss                                              --                --          $     (887)              (887)
Foreign currency translation adjustment               --                  50                50                 50
Comprehensive loss                                    --                --          $     (837)
                                                  -------            -------        ----------         ----------
Balances, March 31, 1999                              --                 201                                1,262

Common stock options exercised                        --                --                                      9
Common stock issued                                   --                --                                  2,084
Options granted                                     (2,044)             --                                  1,093
Net loss                                              --                --          $   (4,696)            (4,696)
Foreign currency translation adjustment               --                  85                85                 85
Comprehensive loss                                    --                --          $   (4,611)
                                                   -------           -------        ----------         ----------
Balances, March 31, 2000                           $(2,044)          $   286                           $     (163)
                                                   =======           =======        ==========         ==========


See notes to consolidated financial statements.

OMNIS TECHNOLOGY CORPORATION AND SUBSIDIARIES

CONSOLIDATED  STATEMENTS  OF  CASH  FLOWS
YEARS ENDED MARCH 31, (in thousands)
------------------------------------------------------------------------------------------------------------------------------------

                                                                                                         2000                1999
                                                                                                       -------              -------

Cash flows from operating activities:
  Net loss                                                                                             $(4,696)             $  (887)
  Adjustments to reconcile net loss to net cash used for
    operating activities:
    Depreciation and amortization expense                                                                  341                  423
    Non cash compensation                                                                                3,058                 --
    (Gain) Loss on disposal of property                                                                     (3)                 100
    Changes in assets and liabilities:
      Trade accounts receivable                                                                            171                 (163)
      Inventories                                                                                          (14)                  61
      Other current assets                                                                                 222                   16
      Accounts payable and accrued liabilities                                                             278               (1,614)
      Deferred revenue                                                                                    (206)                (450)
                                                                                                       -------              -------
          Net cash used for operating activities                                                          (849)              (2,514)
                                                                                                       -------              -------

Cash flows from investing activities:
  Purchases of property, furniture and equipment                                                          (392)                 (17)
  Proceeds from sale of fixed assets                                                                        17                   77
  Other assets                                                                                            --                    390
                                                                                                       -------              -------
          Net cash provided by (used for) investing activities                                            (375)                 450
                                                                                                       -------              -------
Cash flows from financing activities:
  Net borrowings (repayments) on line of credit                                                            120                 (145)
  Proceeds from stockholder note                                                                         2,028                 --
  Repayments of debt                                                                                      (174)                 (30)
  Proceeds from preferred stock issuance                                                                  --                  1,000
  Net proceeds from common stock issuance                                                                  119                1,218
  Exercise of stock options                                                                                  9                 --
                                                                                                       -------              -------
          Net cash provided by financing activities                                                      2,102                2,043
                                                                                                       -------              -------
Effect of exchange rate changes on cash                                                                     89                   50

Increase in cash and equivalents                                                                           967                   29

Cash and equivalents - beginning of year                                                                   271                  242
                                                                                                       -------              -------
Cash and equivalents - end of year                                                                     $ 1,238              $   271
                                                                                                       -------              -------
Cash paid for:
  Interest                                                                                             $     9              $   141
  Income taxes                                                                                         $  --                $     3

OMNIS TECHNOLOGY CORPORATION AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS
YEARS ENDED MARCH 31, 2000 and 1999 (CONCLUDED)
--------------------------------------------------------------------------------

NONCASH  TRANSACTIONS:

         During fiscal 1999, a note payable for $1,000,000 plus accrued interest of $135,836 were converted into 300,000 shares of preferred stock and 2,543,344 shares of common stock. See Note 6.

OMNIS TECHNOLOGY CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
MARCH 31, 2000 and 1999
--------------------------------------------------------------------------------

1.  ORGANIZATION AND SIGNIFICANT ACCOUNTING POLICIES

         ORGANIZATION - OMNIS Technology Corporation and its subsidiaries (the "Company" or "OMNIS"), develops, markets, and supports software products for the development and deployment of applications for accessing multi-user databases in workgroup and enterprise-wide client/server computing environments. The Company's family of products is used by corporations, system integrators, small businesses, and independent consultants to deliver custom information management applications for a wide range of users including financial management, decision support, executive information, sales and marketing, and multi-media authoring systems. In addition to these products, OMNIS provides consulting, technical support and training to help plan, analyze, implement, and maintain application software based on the Company's technology.

         The  consolidated   financial   statements   include  OMNIS  Technology
Corporation and its wholly-owned subsidiaries, OMNIS Holdings Limited, OMNIS Software Limited, OMNIS Software Inc., and OMNIS Software GmbH.

         Significant accounting policies applied in the preparation of the accompanying consolidated financial statements of the Company follow:

         BASIS OF PRESENTATION - The financial statements have been prepared on a basis which contemplates the Company's continuation as a going concern and the realization of its assets and liquidation of its liabilities in the ordinary course of business. The Company has a stockholders' deficiency of $163,000 at March 31, 2000, and negative cash flows from operations of $849,000 in fiscal 2000. These matters, among others, raise substantial doubt about its ability to continue as a going concern for a reasonable period of time. The line of credit, from a significant shareholder, which is currently due at August 1, 2000, will be either extended to April 1, 2001 or converted into equity. Management believes that with this extension it has sufficient working capital to continue operations through March 31, 2001. The Company's continued existence is dependent on its ability to obtain additional financing and to achieve profitable operations.

         PRINCIPLES OF CONSOLIDATION - The accompanying consolidated financial statements include the accounts of the Company and its wholly-owned subsidiaries. All significant intercompany balances and transactions are eliminated in consolidation.

         PRODUCT REVENUE - Revenue related to product sales is recognized when the product is shipped, the collection of the related receivable is probable, and no significant vendor or post-contract support obligations remain. Insignificant vendor and post contract support obligations, including maintenance for the first 30 days, is included in product revenue and the estimated cost of providing this maintenance is accrued and charged to cost of product revenues.

         SERVICE REVENUE - Service revenue is generated from consulting, technical support, and training. Product support revenue is recognized ratably over the related contractual term, generally one year. Revenue from consulting and training is recognized when the services are provided.

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

         CASH EQUIVALENTS - The Company considers all highly liquid investments purchased with a maturity of three months or less to be cash equivalents.

         INVENTORIES - Inventories, principally finished goods, are stated at the lower of cost on a first-in, first-out (FIFO) basis, or market value.

         PROPERTY, FURNITURE AND EQUIPMENT - Property, furniture, and equipment are stated at cost. Capital leases are recorded at the present value of the minimum lease payments at the date of acquisition. Depreciation and amortization is computed on a straight-line basis over the estimated useful lives of the assets or lease term whichever is shorter, which range from 3 to 25 years. Leasehold improvements are amortized on a straight-line basis over the shorter of the lease term or the estimated useful lives of the assets.

         LONG-LIVED ASSETS - The Company has adopted Statement of Financial Accounting Standards No. 121, Accounting For The Impairment Of Long-Lived Assets And For Long-Lived Assets To Be Disposed Of (SFAS 121), which requires that long-lived assets, certain identifiable intangibles, and goodwill related to those assets used by an entity be reviewed for impairment whenever events or changes indicate that the carrying amount of an asset may not be recoverable. The Company's policy is to review the recoverability of all long lived assets and intangible assets at a minimum on an annual basis, and in addition whenever events or changes indicate that the carrying amount of an asset may not be recoverable.

         CAPITALIZED SOFTWARE DEVELOPMENT COSTS - Costs for the development of new software products and substantial enhancements to existing software products are expensed as incurred until technological feasibility has been established, at which time any additional costs would be capitalized in accordance with SFAS
86. The Company did not capitalize any research and development costs in fiscal year 2000 or 1999 because the Company believes its current process for developing software is essentially completed concurrently with the establishment of technological feasibility.

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

         STOCK-BASED COMPENSATION - The Company accounts for stock-based awards to employees using the intrinsic value method in accordance with APB No. 25, Accounting For Stock-Based Compensation. Transactions with non-employees are amounted based on the fair value of the consideration received or the fair value of the equity instrument issued, whichever is more reliably measurable.

         NET LOSS PER SHARE - Net loss per share is computed based on the weighted average number of common shares outstanding during the period. Net loss per share excludes dilution and is computed by dividing net loss by the weighted average of common stock outstanding for the period. Diluted EPS reflects the potential dilution that could occur if securities or other contracts to issue common stock were exercised or converted into common stock. However, due to the Company's net loss position for all periods presented, diluted EPS excludes potential dilutive securities as their effect is anti-dilutive.

         CONCENTRATION OF CREDIT RISK AND SIGNIFICANT RISKS AND UNCERTAINTIES - Financial instruments which potentially subject the Company to a concentration of credit risk principally consist of cash, cash equivalents and accounts receivable. The Company places its cash and cash equivalents with what it believes are high quality financial institutions. The Company sells its products primarily to companies in North America and Europe. To reduce credit risk, management performs ongoing credit evaluations of its customers' financial condition. The Company maintains reserves for potential credit losses.

         The Company participates in a dynamic high technology industry and believes that changes in any of the following areas could have a material adverse effect on the Company's future financial position or results of operations: advances and trends in new technologies; competitive pressures in the form of new products or price reductions on current products; changes in product mix; changes in overall demand for products and services offered by the Company; changes in certain strategic partnerships or customer relationships; litigation or claims against the Company based on intellectual property, patent product, regulatory or other factors; risks associated with changes in domestic or international economic and/or political conditions or regulations; availability of necessary components; and the Company's ability to attract and retain employees necessary to support growth.

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

         FOREIGN CURRENCY TRANSLATION - All assets and liabilities of operations outside the United States are translated into U.S. dollars from their functional currency, which is the local currency, at year-end exchange rates. Income and expense items are translated at the average exchange rate for the year. Gains and losses resulting from translation are included in stockholders' equity. Gains and losses on foreign currency transactions have been included in the statements of operations. Such gains and losses have not been significant for the years ended March 31, 2000 and 1999.


2. OTHER CURRENT ASSETS

    Other current assets at March 31 consist of:
    (in thousands)

                                                             2000           1999

Receivable from trust                                        $ --           $259
Other receivable                                              113            148
VAT receivable                                                 11            --
Prepaid insurance                                              59             80
Prepaid rent                                                   51             53
Prepaid trade show expense                                     95            --
Other                                                          68             69
                                                             ----           ----
Total                                                         397            609
                                                             ----           ----

3. PROPERTY, FURNITURE, AND EQUIPMENT

    Property, furniture and equipment at March 31 consist of:
    (in thousands)

                                                           2000           1999

Land and building                                         $   684       $   691
Office equipment, furniture and fixtures                    2,998         2,887
Automobiles                                                  --             120
                                                          -------       -------
Total                                                       3,682         3,698
Accumulated depreciation and amortization                  (2,759)       (2,808)
                                                          -------       -------
Property, furniture and equipment - net                   $   923       $   890
                                                          -------       -------


4.  ACCRUED LIABILITIES

    Accrued liabilities at March 31 consist of:
    (in thousands)

                                                           2000             1999
                                                           ----             ----
Salaries and benefits                                      $454             $131
Professional fees                                           112               76
Other                                                        25              326
                                                           ----             ----
Total                                                      $591             $533
                                                           ----             ----


5.  LINE OF CREDIT

     Costs for the development of new software products and substantial enhancements to existing software products are expensed as incurred until technological feasibility has been established, at which time any additional costs would be capitalized in accordance with SFAS 86. The Company did not capitalize any research and development costs in fiscal year 2000 or 1999 because the Company believes its current process for developing software is essentially completed concurrently with the establishment of technological feasibility.

     As of March 31, 2000 the borrowings on the line of credit was $2,028,000.

6. LONG-TERM DEBT

    Long-term debt at March 31 consists of:
    (in thousands)

                                                                      2000     1999


Capital lease obligations                                            $   29   $   72

Note payable to finance company                                          27       38
                                                                     ------   ------
                                                                         56      110

Less current portion                                                   --         82
                                                                     ------   ------
Total long-term debt                                                 $   56   $   28
                                                                     ------   ------

         The shareholder has a warrant to purchase up to $3,000,000 worth of Capital stock of the Company at the time the company completes a qualified offering and at the price per share used in the offering, as further provided and qualifed by the Warrant.



7. STOCKHOLDERS' EQUITY (DEFICIENCY)

         WARRANTS - During April 1999, the 1993 Director's Warrant Plan and the 1993 Advisors' Plan were terminated, except as such Plan applies to any warrants then outstanding under such Plan.

The following summarizes warrants outstanding:

                                                                                                                      Weighted
                                                                                                                       Average
                                                                                                                      Remaining
                                                                                                                    Contractual
                                                                           Warrants          Exercise Price        Life (Years)
                                                                           --------          --------------        ------------
    Warrants outstanding at April 1, 1998                                    75,562        $ 4.13 - $160.00                1.07

    Granted (weighted average fair value of $0.57 per share)                125,000                 $ 0.781                3.30
    Exercised                                                                     -
    Canceled                                                               (16,833)        $65.00 - $160.00                   -
                                                                         -----------
    Warrants outstanding at March 31, 1999                                  183,729        $0.781 - $ 58.50                2.86

    Granted                                                                       -
    Exercised                                                                     -
    Canceled                                                               (30,759)         $0.781 - $58.50                   -
                                                                         -----------
    Warrants outstanding at March 31, 2000                                  152,970        $0.781 - $ 33.75                1.91
                                                                         -----------


         The warrants expire at various dates to 2003. At March 31, 2000, there were 99,637 warrants exercisable at a weighted average exercise price of $10.18.

         EMPLOYEE STOCK PURCHASE PLAN - The Company offers a benefit to its employees to purchase shares of the Company's common stock through its 1994 Employee Stock Purchase Plan (the "Plan"). The Company originally reserved 22,500 shares of common stock for issuance under the Plan. In September, 1998, stockholders of the Company amended the Plan to increase the number of shares reserved for issuance to 250,000 shares. In September of 1999, the Plan was further amended to increase the number of shares reserved for issuance to 400,000 shares. The Plan permits eligible employees to purchase common stock through payroll deductions of up to a maximum of 10% of their eligible compensation at 85% of the fair market value at the beginning or end of each six-month purchase period. During fiscal years 2000 and 1999, 317,819 shares were issued at a weighted average price of $0.31 per share and 10,658 shares were issued at a weighted average price of $0.28 per share, respectively. At March 31, 2000, 42,841 shares have been reserved for future issuance.

         CONVERTIBLE PREFERRED STOCK - The Company has outstanding 300,000 shares of convertible Series A preferred stock. Dividends shall be paid at the option of the Board of Directors at the rate of $0.125 per share per annum, in preference to all other stockholders. Preferred stock ranks senior to the company's common stock as to liquidation rights. Each share of preferred stock may be converted, at the option of the holder, into 1.667 shares of common stock. In effecting the conversion, any unpaid dividends on the preferred stock shall be disregarded.

8.  STOCK OPTIONS

         The Company has employee stock options outstanding under two different stock option plans. Under the Company's Amended and Restated 1987 Stock Option Plan ("the 1987 Plan"), incentive stock options to purchase shares of common stock have been granted to directors, officers, key employees, and consultants. The 1987 Plan had a ten year term which expired in 1997. Options granted and outstanding under the 1987 Plan remain in force until either exercised by the holder, canceled when the holder terminates employment, or until their 10 year term expires. In anticipation of the termination of the 1987 Plan, the stockholders of the Company approved the 1996 Stock Plan ("the 1996 Plan"). The 1996 Plan was administered by a committee of the Board which was empowered to grant options to purchase up to 600,000 shares of common stock, of either non-qualified or incentive stock options. In April 1999, the Board of Directors adopted the Omnis Technology Corporation 1999 Stock Option Plan (the "1999 Plan") to consolidate options to be issued to employees, consultants, advisors and directors under a single option plan and terminated the Directors Plan, the Advisors Plan and the 1996 Plan, except as to warrants and options then issued and outstanding under such plans. 1,500,000 shares of the common stock of the Company were reserved for issuance under the 1999 Plan. The stockholders of the Company approved the 1999 Plan during the last annual meeting. Generally, options vest ratably and become exercisable over a three year period. Under these Plans, the exercise price for the option is determined at the time of the granting of the option, but in the case of incentive stock options, the exercise price shall not be less than the fair market value on the date of the grant.

The following tables summarize the activity under all Plans:

                                                                                                   Options Outstanding
                                                                                                   -------------------
                                                                            Options                            Weighted
                                                                           Available                            Average
                                                                              For                              Exercise
                                                                             Grant                 Shares        Price
                                                                             -----                 ------        -----
Balances, April 1, 1998                                                      343,247               36,649      $  24.96

  Additional authorization                                                   470,000                    -             -
  Granted (weighted average fair value: $0.76 per share)                    (731,500)             731,500          0.77
  Canceled                                                                   132,550             (132,550)         1.08
                                                                          ----------            ----------
Balances, March 31, 1999                                                     214,297              635,599      $   2.11

  Additional authorization                                                 1,500,000                    -             -
  Granted (weighted average fair value: $7.80 per share)                  (1,290,300)           1,290,300          6.32
  Canceled                                                                   259,450             (259,450)         1.09
  Canceled due to termination of Plan                                       (454,747)                   -
  Exercised                                                                        -              (10,090)         0.75
                                                                          ----------            ----------
Balances, March 31, 2000                                                     228,700            1,656,359       $  5.56


Additional information regarding options outstanding under all Plans as of March
31, 2000 is as follows:

                                       Options Outstanding
                                     -----------------------
                                                                    Options Exercisable
                                       Weighted                   ------------------------
                                       Average        Weighted     Weighted        Weighted
     Range Of                         Remaining       Average      Average         Average
     Exercise           Number       Contractual      Exercise      Number         Exercise
      Price          Outstanding     Life (Years)      Price     Exercisable        Price
      -----          -----------     ------------      -----     -----------        -----
$ 0.75  -   0.78        361,660         8.12        $   0.78       173,589        $  0.78
  1.02  -   3.88        716,650         9.17            2.05       218,650           3.55
  5.13  -   8.75        178,575         9.55            7.28         4,219           6.76
 12.00  -  23.75        381,395         9.75           15.00         3,523          20.37
 33.13  -  52.50         18,079         0.15           37.11        17,936          37.14
----------------      ---------         ----        --------       -------        -------
$ 0.75  -  52.50      1,656,359         9.06        $   5.70       417,917        $  4.02


ADDITIONAL STOCK PLAN INFORMATION

         The Company accounts for its stock-based awards using the intrinsic value method in accordance with Accounting Principles Board No. 25, Accounting For Stock Issued To Employees, and its related interpretations. Accordingly, as the Company awards stock options with exercise prices equal to fair market value, no compensation expense has been recognized in the financial statements for employee stock arrangements.

         Statement of Financial Accounting Standards No. 123, Accounting For Stock-Based Compensation, ("SFAS 123") requires the disclosure of pro forma net loss and net loss per share had the Company adopted the fair value method as of the beginning of fiscal 1996. Under SFAS 123, the fair value of stock-based awards to employees is calculated through the use of option pricing models, even though such models were developed to estimate the fair value of freely tradable, fully transferable options without vesting restrictions, which significantly differ from the Company's stock option awards. These models also require subjective assumptions, including future stock price volatility and estimated term. These calculations were made using the Black-Scholes option pricing model with the following weighted average assumptions: expected life, 36 months following vesting; stock volatility, 179% and 140% in 2000 and 1999 respectively;  risk  free  interest  rates,  6.0%  and  5.7%  in 2000  and  1999 respectively; and no dividends during the expected term. The Company's calculations are based on a multiple option valuation approach and forfeitures are recognized as they occur. If the computed fair values of the 2000 and 1999 awards had been amortized to expense over the vesting period of the awards, pro forma net loss would have been $6,406,000 ($5.87 per share) in 2000 and $1,168,000 ($0.54 per share) in 1999. However, the impact of outstanding non-vested stock options granted prior to 1996 has been excluded from the pro forma calculation; accordingly, the 2000 and 1999 pro forma adjustments are not indicative of future period pro forma adjustments, when the calculation will apply to all applicable stock options.

9.  INCOME TAXES

Income tax (expense) benefit consists of:
(in thousands)

                                             2000          1999
                                             -----         -----
   Current:
     Federal                                 $  --         $  --
     State                                       2            (3)
     Foreign                                    --            (1)
                                             -----         -----
     Total                                   $   2         $  (4)
                                             -----         -----


         Pretax foreign income (loss) was ($607,000) and $624,000 in 2000 and 1999, respectively.

         The effective tax rate differs from the federal statutory income tax rate principally due to the unavailability of net operating loss carryforwards or carrybacks and other permanent differences.

         Deferred income taxes reflect the net tax effects of temporary differences between the carrying amount of assets and liabilities for financial reporting purposes and the amounts used for income tax purposes, as well as operating loss carry forwards. Significant components of the Company's net deferred tax assets are as follows (in thousands):

                                                             2000        1999
                                                           --------    --------
Deferred tax assets
  Net operating losses                                     $ 14,764    $ 15,883
  Depreciation                                                  703         702
  Accruals and reserves recognized in different periods       3,221       1,278
  Tax credits                                                   788         690

  Capitalized software                                         --          --
                                                           --------    --------
Total                                                        19,476      18,553
Valuation allowance                                         (19,476)    (18,553)
                                                           --------    --------
Net deferred tax assets                                    $   --      $   --
                                                           --------    --------

         Due to uncertainties surrounding the timing of realizing the benefits of its net favorable tax attributes in future tax returns, the Company has placed a full valuation allowance against its net deferred tax assets at March 31, 2000 and 1999. The net change in the valuation allowance was an increase of $923,000 in 2000 and $940,000 in 1999.

         At March 31, 2000, the Company had net operating loss carryforwards of $40.2 million for federal income tax purposes, $ 8.0 million for state tax purposes, and $8.0 million for foreign tax purposes which expire at various dates through 2020.

         The Tax Reform Act of 1986, as amended, and the California Conformity Act of 1987 impose substantial restrictions on the utilization of net operating loss and tax credit carry forwards in the event of an "ownership change," as defined by the Internal Revenue Code. An "ownership change" took place in 2000, and the Company is limited to using approximately $146,000 per year of federal and California net operating loss carry forwards accrued through that date (a total of $2.9 million federal and $0.7 million California).

10. RETIREMENT PLANS

         The Company sponsors two defined contribution plans for its employees in the United Kingdom ("the U.K."). Both plans have been approved by the U.K.'s Department of Inland Revenue. The Company's subsidiary OMNIS Software Limited sponsors the Blyth Holdings Retirement Benefits Scheme ("the BRBS Plan"). The only participant in the BRBS Plan is the Chief Technical Officer of OMNIS Software Limited. The BRBS Plan provides retirement benefits upon attaining normal retirement age, and incidental benefits in the case of death or termination of employment prior to retirement. OMNIS Software Limited makes annual contributions based on the participant's salary to fund these retirement benefits. The BRBS Plan is partially insured through the Sun Life Assurance Society. OMNIS Software Limited retains the right to terminate the BSRB Plan at any time upon 30 days' written notice. Company contributions to this scheme were suspended at the Chief Technical Officer's request with effect from December 31, 1999 although thiere is the option for payments to be resumed at some future date.

         OMNIS Software Limited sponsors the OMNIS Software Limited Retirement Benefits Scheme ("the OSL Plan") for substantially all of its employees in the United Kingdom. The OSL Plan provides retirement benefits upon attaining normal retirement age, and incidental benefits in the case of death or termination of employment prior to retirement. OMNIS Software Limited contributes an amount ranging from 3% to 8% of each participant's compensation to fund such benefits. In addition, participants are entitled to make voluntary contributions under the OSL Plan.

         The Company contributed a total of $87,000 and $85,000 to the ORB and OSL plans for the years ended March 31, 2000 and 1999, respectively.

         The Company sponsors the OMNIS Software Inc. 401(k) Savings and Retirement Plan ("the Plan") for its employees based in the United States.
Employees meeting the eligibility requirements, as defined, may contribute specified percentages of their salaries. Under the Plan, which is qualified under Section 401(k) of the federal tax laws, the Company's Board of Directors, at its sole discretion, may make a discretionary profit-sharing contribution to the Plan. Moreover, the Company is not obligated, but may at its discretion, pay certain administrative costs on behalf of the Plan. For the years ended March 31, 2000 and 1999, discretionary annual contributions of $3,000 were made to the Plan for both years.


11. COMMITMENTS AND CONTINGENCIES

LEASES

    The Company leases its facilities under non-cancelable operating lease agreements expiring in 2002. Rent expense on these leases is recognized ratably over the entire lease term. The Company is required to pay property taxes, insurance and normal maintenance costs.

    Future minimum rental commitments under equipment capital leases and non-cancelable operating leases as of March 31, 2000 are as follows:

(in thousands)

Year Ending                                   Capital              Operating
 March 31,                                    Leases                 Leases
 ---------                                    ------                 ------
  2001                                        $  17                  $ 127
  2002                                           --                     88
  2003                                           --                     15
  2004                                           --                     --
                                              -----                  -----
Total minimum lease payments                     17                  $ 230
  Less: Amount representing interest             (1)                    --
                                              -----                  -----
Lease obligations                             $  16
                                              -----


         Equipment under capital leases had a net book value of $15,000 and $64,000 at March 31, 2000 and 1999, respectively.

         Rent expense of $223,000 and $921,000 was incurred in 2000 and 1999, respectively.

LITIGATION

         COMPASS SOFTWARE. In March 1998 the Company was sued by Compass Software ("Compass") in the Federal District Court for the Eastern District of Washington claiming damages in the range of $2 Million for software copyright infringement and related claims. The Company obtained a full dismissal of that case with prejudice on November 29, 1999, and no appeal was filed by Compass within the time allowed by law.

         In this connection the Company previously had sued Compass in 1994 for illegally infringing and distributing the Company's software products. This matter was settled with an agreement that Compass would pay certain amounts and would not make illegal copies of the Company's software in the future. Compass failed to pay the promised amounts when due. The Company then obtained a judgment for breach of contract against Compass. As part of its efforts to enforce its judgment against Compass, the Company purchased, at a judgment lien sale, certain intangible property of Compass including the rights to the 1998 infringement suit brought by Compass ("Execution Sale"). Compass then requested the applicable trial court to set aside the Execution Sale. The trial court granted the request and the Company appealed the judgment. The court of appeal subsequently ruled in favor of the Company and directed the trial court to determine the amount of fees to be awarded to the Company. That amount had not been determined as of May 9, 2000.

         The Company also filed a second lawsuit against Compass alleging additional acts of infringement for periods after 1994, which case is now pending. Trial in this case is scheduled for July 5, 2000. Compass has asserted a counterclaim alleging refusal of the Company to sell products to Compass. The Company believes that this counterclaim has no merit.

         BTN - GERMANY. The Company entered into a professional development services agreement with BTN Versandhandel GmbH of Leiferde, Germany for the development of an OMNIS application. The Company developed and delivered a version of the application to BTN. BTN failed to pay the Company as agreed,claiming there were flaws in the application and the project was suspended by the Company awaiting their payment. BTN commenced legal action against the Company in Germany claiming damages of approximately DM250,000 for failure to perform under the services agreement. The Company has countersued BTN claiming the balance owed under the contract of approximately DM60,000. The Company is defending against the BTN claim and is pursuing its counterclaim against BTN.

12. SEGMENT INFORMATION

The Company is engaged in one industry segment, however manages its two segments based on geographical location: North America and Europe. The Company's operating revenues were generated primarily from the sale of software and service contracts related to that software. The following table presents information concerning the Company's domestic and foreign operations.

                                                               North                                       Rest of
                                                             America           UK            Germany         World           Total
                                                             -------         -------         -------         -------        -------
Fiscal year 2000:
Net Revenues                                                 $ 2,400         $ 2,553         $   851         $   406        $ 6,210
Operating Loss                                                (3,958)           (290)           (326)                        (4,574)
Interest and other expense, net                                  (22)           (101)           --                             (123)
Identifiable assets                                            1,700           1,261             217                          3,178
Depreciation and amortization expense                            156             160              25                            341
Income tax benefit                                                (2)           --              --                               (2)
Net loss                                                      (3,980)           (390)           (326)                        (4,696)

Fiscal year 1999:
Net Revenues                                                 $ 2,021         $ 2,631         $   772         $   435        $ 5,859
Operating Income (loss)                                       (1,169)            651             (20)                          (538)
Interest and other expense, net                                 (339)             (1)             (5)                          (345)




Identifiable assets                                              991           1,365             201                          2,557
Depreciation and amortization expense                            265             134              24                            423
Income tax expense                                                 4            --              --                                4
Net Income (loss)                                             (1,511)            649             (25)                          (887)



         One customer accounted for 19.3% of net revenues in 2000. No other customer accounted for revenues in excess of 10% in 1999.

Restatement of Quarterly Results

During the year-end closing process, it was determined that certain shares awarded or options granted were not correctly recorded during the current fiscal year. Accordingly, certain quarterly information has been restated as follows:

                                  Quarter ended              Quarter ended
                                September 30, 1999         December 31, 1999

                              As Reported   Restated    As Reported   Restated
                              -----------   --------    -----------   --------
                              (Unaudited)  (Unaudited)  (Unaudited)  (Unaudited)

Sales                         $1,184,428   $1,184,428   $2,346,763   $2,346,763
Cost of Sales                     70,231       70,231       83,886       83,886
Gross Margin                   1,114,197    1,114,197    2,262,877    2,262,877

Selling, General & Admin       1,644,618    2,199,461    1,831,466    2,501,268

Operating Income/(Loss)         (530,421)  (1,085,264)     431,411     (238,391)

Interest income, exp, other       (1,427)      (1,427)       (107)         (107)
                              ----------    ---------   ---------     ----------

Net Income/(Loss)               (531,848)  (1,086,691)    431,304      (238,498)
                              ==========    =========   =========     ==========

Earnings per share            $     (.05)        (.11)        .04          (.02)

Shares used in calculation     9,683,348    9,683,348   9,844,050     9,844,050


The expense recorded in the fourth quarter related to the above was $1,832,802.