Form 10KSB/A
period 2000-03-31
OMNIS TECHNOLOGY CORP
filed 2000-07-31
CIK 820738

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

None

Transitional Small Business Disclosure Format (check one):   |_|  Yes [X] No

                                     PART I

THIS ANNUAL REPORT ON FORM 10-KSB INCLUDES A NUMBER OF FORWARD-LOOKING STATEMENTS THAT REFLECT THE COMPANY'S CURRENT VIEWS WITH RESPECT TO FUTURE EVENTS AND FINANCIAL PERFORMANCE. THESE FORWARD-LOOKING STATEMENTS ARE SUBJECT TO CERTAIN RISKS AND UNCERTAINTIES, INCLUDING THOSE DISCUSSED IN "MANAGEMENT'S" DISCUSSION AND ANALYSIS OF FINANCIAL PERFORMANCE AND RESULTS OF OPERATIONS," BELOW THAT COULD CAUSE ACTUAL RESULTS TO DIFFER MATERIALLY FROM HISTORICAL RESULTS OR ANTICIPATED RESULTS.

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

EXECUTIVE OFFICERS OF THE REGISTRANT

     The following sets forth certain information regarding the executive officers of the Company as of May 31, 2000:

Name                   Age      Position
----                   ---      --------

Philip Barrett         45       Chairman of the Board


Gwyneth Gibbs          57       President and interim Chief Executive Officer


Geoffrey Wagner        43       Secretary

David R. Seaman        46       Chief Technical Officer and Founder

James W. Dorst         45       Chief Operating Officer, Chief Financial Officer

Jerald Lipscomb        36       Chief Evangelist

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


    Mr. Dorst has 14 years of senior corporate management experience and, prior to joining the Company, was Chief Financial Officer and Chief Information Officer of Savoir Technology Group, Inc. (SVTG: NASDAQ) from 1995 to 1999. Mr. Dorst was the Chief Financial Officer of Accolade, Inc. from 1994 to 1995 and Chief Financial Officer of Drypers Corporation from 1986 to 1993. He is also a director of the Company.

    Mr. Lipscomb has served as Chief Evangelist for the Company since November 1999. Prior to this Mr. Lipscomb spent 13 years as President of Dynabyte Corporation, a custom software development solution provider.


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

         In November 1999, the Board appointed Mr. James Dorst to the Board of Directors to fill a vacancy in the Class III Directors. In February 2000, the Board appointed Mr. Bryce Burns to the Board of Directors. Mr. Burns was also appointed to the Audit Committee of the Board. The members of the Board of Directors of the Company as of March 31,2000 and currently are Mr. Philip Barrett, Mr. Gerald Chew, Mrs. Gwyneth Gibbs, Mr. Douglas Marshall, Mr. Geoffrey Wagner, Mr. James Dorst and Mr. Bryce Burns.

The term of the following Class I Directors will expire at the 2002 Annual Meeting of Stockholders:

Name of Director      Age*   Principal Occupation                 Director Since
--------------------------------------------------------------------------------
Douglas Marshall(1)   44     Vice President of Marketing
                             Bank of America                          1998
Geoffrey Wagner(2)    43     General Partner, Rockport Group
                             L.P., a private investment firm          1998

There are no arrangements or understandings between any director or executive officer and any other person pursuant to which he or she is or was to be selected as a director or officer of the Company.

The term of the following Class III Directors will expire at the 2000 Annual Meeting of Stockholders:

Name of Director      Age*   Principal Occupation                 Director Since
--------------------------------------------------------------------------------
Gwyneth Gibbs         57     President and Interim Chief Executive
                             Officer of the Company                   1999
James Dorst           45     Chief Operating Officer and Chief
                             Financial Officer of the Company         1999
Bryce Burns(2)        42     Executive of Novell, Inc.                2000

The term of the following Class II Directors will expire at the 2001 Annual Meeting of Stockholders:


Name of Director      Age*   Principal Occupation                 Director Since
--------------------------------------------------------------------------------
Gerald Chew(1)        40     Executive Vice President of  Ancora      1998
                             Capital & Management Group, LLC,
                             and Managing Director of The Cairn
                             Group, a management consulting firm
Philip Barrett(2)     45     Chairman of the Board                    1998


*        As of July 20, 2000.

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

         Mr. Chew is currently Executive Vice President of Ancora Capital & Management Group, LLC since June 1998 and Managing Director of The Cairn Group since February 1997. From August 1996 to February 1997, he was Chief Operating Officer of Spot Magic, Inc. From November 1992 to July 1996, Mr. Chew served as Executive Director of Strategy Development for U S WEST, Inc. Since December 1995, Mr. Chew has served as Director of MDSI Mobile Data Solutions, Inc. Mr. Chew also serves as a Director of a number of private companies.

         Mrs. Gibbs was appointed President and interim Chief Executive Officer of the Company in October 1998, and was elected to the Board of Directors in February 1999. She joined the Company in October 1994, was initially responsible for Research and Development in Europe and subsequently was assigned world wide responsibility for Research and Development in January 1998. Prior to joining the Company, Mrs. Gibbs was Technical Director of an intelligent database start-up for 6 years, and before that held a number of positions in UK development organizations.

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

         Mr. Dorst was appointed Chief Operating Officer and Chief Financial Officer of the Company in November 1999. He has 14 years of senior corporate management experience and prior to joining the Company, was Chief Financial Officer and Chief Information Officer of Savoir Technology Group, Inc. from 1995 to 1999. Mr. Dorst was the Chief Financial Officer of Accolade, Inc. from 1994 to 1995 and Chief Financial Officer of Drypers Corporation from 1986 to 1993.

         Mr. Burns currently heads the Business Planning and Release Management Group of Novell, Inc., a major networking software provider. Previously Burns served as Executive Vice President and Chief Operating Officer of Caldera Systems, Inc., a leader in the provision of Linux-based business solutions and also was President of Applied Medical Informatics, Inc. a medical software company. Mr. Burns holds a BS degree in Medical Biology from the University of Utah and an MBA from Brigham Young University.

BOARD MEETINGS AND COMMITTEES


         The Board of Directors of the Company held a total of nine meetings and did not take any action by written consent during the fiscal year ended March 31, 2000. No director serving during the fiscal year attended fewer than 75% of the aggregate of all meetings of the Board of Directors and the committees of the Board upon which such director served.


         The Company has a Compensation Committee and an Audit Committee of the Board. The Board of Directors does not have any nominating committee or any committee performing such functions. The Compensation Committee is generally responsible for evaluating and recommending to the Board of Directors of the Company the granting of stock options to employees, including officers, and other eligible persons, and the setting of compensation for the executive officers of the Company. The executive officers of the Company have been delegated the responsibility of administering compensation programs (other than stock based) for the other employees of the Company, subject to overall budget review and approval by the Board of Directors.

         Messrs. Chew and Marshall are currently the members of the Compensation Committee.

         The Audit Committee is generally responsible for recommending engagement of the Company's independent public accountants and is generally responsible for approving the services performed by such independent public accountants and for reviewing and evaluating the Company's accounting principles and its system of internal accounting controls.

         Messrs. Barrett, Wagner and Burns are currently the members of the Audit Committee.

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

         In April 1999, the Board of Directors determined that it was in the best interests of the Company to adopt the Omnis Technology Corporation 1999 Stock Option Plan (the "1999 Plan") to consolidate options to be issued to directors, officers, key employees, consultants and advisors under a single option plan and to terminate the Director Plan, the 1993 Advisors Plan and the 1996 Stock Option Plan, except as to warrants and options then issued and outstanding under such plans. The 1999 Plan was adopted by the Board of Directors and 1,500,000 shares of the common stock of the Company were reserved for issuance under the 1999 Plan. The stockholders of the Company approved the 1999 Plan during the 1999 Annual Stockholders' Meeting.

         At the 1999 Annual Meeting, the stockholders approved the granting of nonincentive stock option to director Gerald Chew in the amount of 96,825 shares of the common stock of the Company, a nonincentive stock option to director Douglas Marshall representing 96,825 shares of the common stock of the Company, and an incentive stock option to Gwyneth Gibbs representing 65,000 shares of common stock of the Company under the 1999 Option Plan. Options granted to such directors are on terms consistent with the 1999 Stock Option Plan, with the vesting of the options for Messrs. Chew and Marshall as of July 31, 1999 and vesting of one-third of the options of Mrs. Gibbs on July 31, 2000 with monthly vesting of the remainder of such options in equal installments over the following 24 months; and with an exercise price for the shares determined by the Special Committee of the Board as of July 31, 1999. Under the 1999 Option Plan, the relevant option would terminate upon the removal of a director for cause or death or disability in the case of Messrs. Chew and Marshall; or upon the termination of the employment or death or disability of Mrs. Gibbs pursuant to the specific terms of the Plan.


         As of July 20, 2000, warrants to purchase approximately 134,137 shares of the Company's Common Stock under the Director Plan were outstanding.

         Current Executive Officers of the Company found under the caption "Executive Officers of the Registrant" in Part I hereof is also incorporated by reference into this Item 9.

COMPLIANCE WITH SECTION 16(a) OF THE EXCHANGE ACT

         Section 16(a) of the Securities Exchange Act of 1934 requires the Company's officers and directors, and persons who own more than ten percent of a registered class of the Company's equity securities, to file reports of ownership on Form 3 and changes in ownership on Form 4 or 5 with the Securities and Exchange Commission (the "SEC") and the National Association of Securities Dealers, Inc. Such officers, directors and ten-percent stockholders are also required by SEC rules to furnish the Company with copies of all forms that they file pursuant to Section 16(a). Based solely on its review of the copies of such forms received by it, the Company believes that all Section 16(a) filing requirements applicable to its officers, directors and ten-percent stockholders were complied with in a timely fashion, except for Bryce J. Burns, Gerald F. Chew, James W. Dorst and Douglas G. Marshall, each of whom failed to file a Form 3 on a timely basis which Form 3 was related to one transaction.

ITEM 10. EXECUTIVE COMPENSATION

Summary Compensation

         The following table shows, as to the Chief Executive Officer and each of the other current executive officers and former executive officers whose salary plus bonus exceeded $100,000, information concerning compensation awarded to, earned by or paid for services to the Company in all capacities during the last three fiscal years:

                                                     SUMMARY COMPENSATION TABLE
                                                                                            Long-term
                                                                                           Compensation
                                           Annual Compensation                                Awards
                                   --------------------------------------------------------------------
                                                                         Other Annual                      All Other
Name and Principal Position        Year     Salary($)     Bonus($)     Compensation($)       Options       Compensation
-----------------------------------------------------------------------------------------------------------------------
Gwyneth Gibbs (1)                  2000      107,884       40,000            22,283           65,000
Interim Chief Executive Officer,   1999       79,874       33,209            22,855            5,000
President                          1998       77,117           --            23,386               --

David R. Seaman (2)                2000      141,303           --            28,762           24,000
Chief Technical Officer and        1999      143,253           --            51,256            5,000
Research & Development             1998      142,069           --            35,150            2,000
Director

Matthew Simmons (3)                2000       30,981           --           106,539           24,000
                                   1999       45,004           --            81,211            3.500
                                   1998       32,690           --            63,645               --

----------

(1) Mrs. Gibbs, 57* joined the Company in October 1994, was initially responsible for Research and Development in Europe and subsequently was assigned worldwide responsibility for Research and Development in January 1998. Mrs. Gibbs was appointed President and interim Chief Executive Officer of the Company in October 1998, and was elected to the Board of Directors in February 1999. Prior to joining the Company, Mrs. Gibbs was Technical Director of an intelligent database start-up for 6 years, and before that held a number of positions in UK development organizations. Mrs. Gibbs is paid in U.K. pounds sterling, which have been converted into U.S. dollars at the exchange rate in effect on March 31 of the applicable fiscal year. "Other Annual Compensation" represents amounts contributed to the OMNIS Software Limited Retirement Scheme on Mrs. Gibbs' behalf (an aggregate of $21,459 in 1998, $20,921 in 1999 and $5,346 in 2000).

(2) Mr. Seaman, 47*, is the Chief Technical Officer of the Company. He has served as a Vice President of the Company since June 1990 and has served as Research and Development Director since June 1982. He served as Managing Director of Blyth Software Ltd. (now Omnis Software Ltd.) from September of 1990 until June of 1993. Mr. Seaman is paid in U.K. pounds sterling, which have been converted into U.S. dollars at the exchange rate in effect on March 31 of the applicable fiscal year. "Other Annual Compensation" represents the value of the use of an automobile and amounts paid or reimbursed for automobile use ($3,343 in 1998 and $12,875 in 1999) and amounts contributed to the Blyth Holdings Limited Retirement Benefits Scheme and the OMNIS Software Limited Retirement Scheme on Mr. Seaman's behalf (an aggregate of $31,807 in 1998, $38,381 in 1999 and $27,900 in 2000).

(3) Mr. Simmons, 26*, served as Vice President of North American Operations since January 1999 until his employment terminated in November of 1999. He joined the Company in August 1995, and has held a variety of positions within the UK Sales and Marketing division. Prior to joining the Company, Mr. Simmons worked for a Rapid Application Development tool vendor for 18 months. Mr. Simmons is paid in U.K. pounds sterling, which have been converted into U.S. dollars at the exchange rate in effect on March 31 of the applicable fiscal year. "Other Annual Compensation" represents the value of the use of an automobile and amounts paid or reimbursed for automobile use ($10,059 in 1998, $3,603 in 1999 and $6,384 in 2000), a mobile phone ($322 in 1999), amounts contributed to the OMNIS Software Limited Retirement Scheme on Mr. Simmons' behalf (an aggregate of $419 in 1998, $1,807 in 1999 and $1,037 in 2000) and commissions
       ($57,683 in 1998, $71,135 in 1999 and $56,271 in 2000).

(*) Ages are as of July 20, 2000.

Stock Option Grants and Exercises

         The following table shows,  as to the individuals  named in the Summary
Compensation   Table  above,  (the  "Named  Executive   Officers")   information
concerning  stock options  granted  during the fiscal year ended March 31, 2000.
This table  also sets  forth  hypothetical  gains or  "option  spreads"  for the options  at the  end of  their  respective  ten-year  terms,  as  calculated  in accordance with the Rules of the Securities and Exchange  Commission.  Each gain is based on an arbitrarily  assumed annualized rate of compound  appreciation of the market price at the date of the grant of 5% and 10% from the date the option was granted to the end of the option term. The 5% and 10% rates of  appreciation are specified by the rules of the Securities and Exchange  Commission and do not represent  the  Company's  estimate or projection of future Common Stock prices.
The  Company  does not  necessarily  agree that this method  properly  values an option.  Actual gains,  if any, on option  exercises are dependent on the future performance of the Company's Common Stock and overall market conditions.
                                           Option Grants in the Last Fiscal Year
                                                    Individual Grants (1)                        Potential Realizable
                               --------------------------------------------------------------      Value at Assumed
                                Number of                                                        Annual Rates of Stock
                              Securities     % of Total Options                                   Price Appreciation
                               Underlying      Granted to                                           of Option Term (3)
                               Options          Employees in          Exercise      Expiration    --------------------
Name                         Granted (1) (#)   Fiscal Year (2)      Price ($/Sh)       Date        5% ($)      10% ($)
----                         ---------------   ---------------      ------------       -----      -------      -------
Gwyneth Gibbs (5)                   65,000            7.03%       $       3.88       7/31/09   $ 158,607     $ 401,942
David R. Seaman                     24,000            2.60%               1.02       4/13/09      15,395        39,015
Matthew Simmons (4)                 24,000            2.60%               1.02       4/13/09      15,395        39,015

(1) Options granted under the Company's 1999 Stock Plan are granted with an exercise price less than at 100% of fair market value of the Company's Common Stock at the Measurement Date and vest over a three-year period.

(2) During the fiscal year ended March 31, 2000, the Company granted a total of 924,825 options to employees.

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


(4) The employment of Mr. Simmons terminated in November of 1999 prior to the vesting of these options granted to him.


(5) Employees who are eligible may participate in the 1994 Stock Purchase Plan ("Purchase Plan") to purchase up to $25,000 of shares of the Common Stock of the Company during each calendar year at 85% of fair market value as described in more detail below in "Other Employee Benefit Plans - 1994 Employee Stock Purchase Plan." Mrs. Gibbs purchased 40,132 shares under this Plan during fiscal year 2000. Mr. Seaman and Mr. Simmons elected not to purchase shares under the Plan during fiscal 2000. As of July 20, 2000, Mrs. Gibbs and Mr. Seaman are eligible to participate in the Purchase Plan.


    No options were exercised by the Named Executive Officers during the last fiscal year. The following table shows, as to the Named Executive Officers, the value of unexercised options at March 31, 2000.

                    Aggregated Fiscal Year-End Option Values

                                    Number of Securities Underlying
                                              Unexercised
                                    Options/SARS at March 31, 2000
                                    ------------------------------
                                                (#)(1)
                                                ------
Name                               Exercisable     Unexercisable      Value(3)
----                               -----------     -------------      --------
Gwyneth Gibbs...................         4,951            68,049     $1,034,327
David R. Seaman.................        14,764            27,236       $418,140
Matthew Simmons (2).............             0                 0              -



(1) The Company has not granted any stock appreciation rights and its stock plans do not provide for the granting of such rights.
(2) The employment of Mr. Simmons terminated in November of 1999 and therefore all of his options expired at year end.
(3) In accordance with SEC rules, values are calculated by subtracting the exercise price from the fair market value of the underlying common stock. For purposes of this table, fair market value is deemed to be closing bid price of the common stock on 3/31/00, which was $19.00 per share.


Other Employee Benefit Plans

Employment Contracts

    The Service Agreement effective April 1, 1990 between the Company and Mr. Seaman retains Mr. Seaman as the Company's Chief Technical Officer for an initial term of four (4) years, which is automatically renewed for subsequent two year terms unless the agreement is terminated by either party by delivery of six months prior notice. The Service Agreement was automatically renewed for two year terms in April 1994, April 1996, and April 1998. It provides for an annual base salary of 48,000 pounds sterling, with annual increases based on a United Kingdom consumer index throughout the term of the agreement. In addition, Mr. Seaman is entitled to an annual incentive bonus of 25% of his base salary if certain annual profitability goals are achieved (no bonuses have been paid to date), to an automobile and payments or reimbursements for automobile expenses, and to Company contributions to a retirement plan on his behalf. See "Blyth Holdings Limited Retirement Benefits Scheme" and "OMNIS Software Limited Retirement Benefits Scheme."

Blyth Holdings Limited Retirement Benefits Scheme

    The Company, through its United Kingdom subsidiary, OMNIS Holdings Limited (formerly Blyth Holdings Limited), sponsors a retirement plan, the Blyth
Holdings Retirement Benefits Scheme ("BRBS Retirement Plan"). The only participant in the BRBS Retirement Plan is David R. Seaman. Participation in the BRBS Retirement Plan is frozen; no additional employees may participate. The BRBS Retirement Plan provides retirement benefits upon attainment of normal retirement age and incidental benefits in case of death or termination of employment prior to retirement. A participant's normal retirement benefit is 66.66% of his final remuneration, reduced if the participant has less than ten years of service with OMNIS Holdings Limited. OMNIS Holdings Limited makes annual contributions under the BRBS Retirement Plan to fund promised retirement benefits. The BRBS Retirement Plan is partially insured through the Sun Life Assurance Society. The assets held under the BRBS Retirement Plan which are not used to pay insurance premiums are held in trust for investment purposes for the benefit of the BRBS Retirement Plan. OMNIS Holdings Limited retains the right to terminate the BRBS Retirement Plan at any time upon thirty days prior written notice. Company contributions to this scheme were suspended at the Chief Technical Officer's request with effect from December 31, 1999 although there is the option for payments to be resumed at some future date.

OMNIS Software Limited Retirement Benefits Scheme

    The Company also sponsors a retirement plan called the OMNIS Software Ltd. Retirement Benefits Scheme ("OMNIS Software Retirement Plan") for substantially all employees of OMNIS Software Limited (formerly OMNIS Software Limited). The OMNIS Software Retirement Plan provides retirement benefits upon attainment of normal retirement age and incidental benefits in case of death or termination of employment prior to retirement. OMNIS Software Limited makes annual contributions under the OMNIS Software Retirement Plan to fund promised retirement benefits. In addition, participants are entitled to make voluntary contributions under the OMNIS Software Retirement Plan to increase their benefits. Currently, OMNIS Software Limited contributes an amount ranging from 3% to 8% of each participants' compensation under the OMNIS Software Retirement Plan. OMNIS Software Limited retains the right to terminate the OMNIS Software Retirement Plan at any time upon thirty days prior written notice.

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

    The federal tax laws limit the amount which may be added to a participant's account for any one year under a qualified plan such as the 401(k) Plan to the lesser of (i) $30,000 or (ii) 25% of the participant's compensation (net of salary deferral contributions) for the year. In addition, not more than $10,500 of compensation may be deferred by a participant through salary deferral contributions in any one calendar year.

1994 Employee Stock Purchase Plan


     The 1994 Employee Stock Purchase Plan (the "Purchase Plan") was adopted by the Board of Directors in May 1994 and the Stockholders in August 1994. As a result of a 1-for-10 reverse split approved by the stockholders at the 1997 Annual Meeting (the "Reverse Split"), the total of 400,000 shares of Common Stock then reserved for issuance under the Purchase Plan were split into 40,000 shares. In July 1998, the Board of Directors amended the Purchase Plan to increase the number of shares of common stock of the Company reserved for issuance under the Plan to 250,000 and this amendment was approved by the stockholders in the 1998 Annual Meeting. At the Annual Meeting of Shareholders on September 29, 1999, the shareholders of the Company also approved an amendment to the 1994 Employee Stock Purchase Plan of the Company (the "1994 Plan") to increase the number of shares reserved for issuance under the 1994 Plan to 400,000 shares. On January 12, 2000, the Board of Directors of the Company terminated all existing offering periods under the 1994 Plan as of March 31, 2000 and amended the 1994 Plan to establish six-month offering periods. The foregoing transactions have resulted in substantial charges to the earnings of the Company for non-cash compensation expenses in fiscal year 2000. As of March 31, 2000, the number of shares of common stock of the Company elected to be purchased by participating employees of the Company was 357,159 when adjusted for the reverse stock split in 1997 under the terms of the Plan.


    Administration.  The  Purchase  Plan,  which is  intended  to qualify  under
Section 423 of the Code, is administered by the Board of Directors or its Compensation Committee (the "Administrator"). The Compensation and Options Committee of the Board of Directors currently acts as Administrator of the Purchase Plan. All questions of interpretation or application of the Purchase Plan are determined by the Administrator, and its decisions are final, conclusive and binding upon all participants.

    Eligibility and Participation; Withdrawal. Company employees are eligible to participate in the Purchase Plan if they are customarily employed for at least 20 hours per week and more than five months per year. Moreover, the Board may designate that such employees of its subsidiaries are eligible to participate in the Purchase Plan. However, no employee may be granted the right to purchase more than $25,000 worth of Common Stock annually. Eligible employees become participants in the Purchase Plan by filing with the payroll office of the Company a subscription agreement authorizing payroll deductions prior to the applicable offering date of up to 10% of the employee's compensation for an Offering Period (as defined below). An employee may withdraw from the Purchase Plan at any time by giving written notice to the Company. In such a case, all of the payroll deductions credited to the employee's account and not yet used to purchase Common Stock are refunded.

    Offering Periods. The Purchase Plan is implemented by consecutive and overlapping offering periods of two years ("Offering Periods") with a new Offering Period commencing on the first trading day on or after October 1 and April 1 of each year. The Administrator may change the commencement date and duration of Offering Periods without obtaining stockholder approval.

    Purchase Price. The purchase price per share at which shares are sold to employees under the Purchase Plan is 85% of the lower of the fair market value of the Company's Common Stock (a) on the date of commencement of the Offering Period or (b) on the applicable Exercise Date within such Offering Period. The applicable "Exercise Date" is the last day of the particular six-month exercise period within the Offering Period. The fair market value of the Company's Common Stock on a given date shall be the closing sale price on the Nasdaq Bulletin Board. In the event the Common Stock is quoted on the Nasdaq system (but not on the Nasdaq Bulletin Board), the fair market value shall be the average of the closing bid and ask prices for the Company's Common Stock on the date of such determination. In the absence of an established market for the Common Stock, the fair market value shall be determined in good faith by the Board of Directors.

ITEM 11.  SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT


        The following table sets forth as of July 20, 2000, certain  information with respect to the beneficial  ownership of the Company's voting  securities by
(i) any person (including any "group" as that term is used in Section 13 (d) (3)
of the  Exchange  Act) known by the Company to be the  beneficial  owner of more than 5% of any class of the Company's voting securities,  (ii) each director and each nominee for director, (iii) each of the named executive officers identified in the Summary  Compensation  Table appearing herein, and (iv) all directors and executive officers of the Company as a group.
                                                      Number of   Percent of    Number of      Percent of
                                                      Shares of    Total of     Shares of       Total of
                                                      Preferred    Preferred     Common          Common
Name and Address (1)                                  Stock (2)    Stock (2)      Stock           Stock
--------------------                                  --------     ---------      -----           -----
Astoria Capital Partners L.P.                          300,000      100.0%      4,022,923        37.45%
     6600 - 92nd Avenue, S.W.
     Portland, Oregon 97223
Philip Barrett (3)                                                              1,671,667        15.56%
Gerald Chew (4)                                                                   118,492         1.10%
Gwyneth Gibbs (5)                                                                 130,334         1.21%
Douglas Marshall (6)                                                              118,492         1.10%
Geoffrey Wagner (7)                                                             2,291,667        21.34%
David Seaman (8)                                                                   37,822           *
Larry Barcot (9)                                                                  166,645         1.55%
Matthew Simmons                                                                   172,280         1.60%
Bryce Burns                                                                             0          0.0%
James Dorst                                                                             0          0.0%
All directors and executive officers as a group (10)                            4,707,398        43.83%


*less than 1%



(1) Except as otherwise indicated below, the persons whose names appear in the table above have sole voting and investment power with respect to all shares of stock shown as beneficially owned by them, subject to community property laws, where applicable.
(2) "Preferred Stock" refers to the Series A Convertible Preferred Stock, which is convertible into 1.667 shares of the Common Stock.
(3) Includes warrants to purchase 21,667 shares of Common Stock convertible within 60 days of July 20, 2000 held by Mr. Barrett and 1,650,000 shares of Common Stock owned by Philip and Debra Barrett Charitable Remainder Trust, of which Mr. Barrett is a trustor and trustee. Grant of warrants subject to qualification with State securities laws.
(4) Represents warrants and options to purchase shares of Common Stock convertible within 60 days of July 20, 2000 held by Mr. Chew. Grant of warrants subject to qualification with State securities laws.
(5) Includes options to purchase 30,201 shares of Common Stock exercisable within sixty (60) days of July 20, 2000 held by Mrs. Gibbs.
(6) Represents warrants and options to purchase shares of Common Stock convertible within 60 days of July 20, 2000 held by Mr. Marshall. Grant of warrants subject to qualification with State securities laws.
(7) Includes warrants to purchase 21,667 shares of Common Stock convertible within 60 days of July 20, 2000 held by Mr. Wagner, 1,420,000 shares of Common Stock owned by Rockport Group LP, of which Mr. Wagner is the sole general partner, 850,000 shares of Common Stock owned by RCJ Capital Partners LP, of which Rockport Group LP is the sole general partner; Director Geoffrey Wagner is the sole general partner of Rockport Group LP, and 10,000 shares of Common Stock purchased on April 5, 1999 by a trust of which the reporting person's wife is the sole beneficiary; the reporting person disclaims beneficial ownership of such 10,000 shares except to the extent of his pecuniary interest in such shares. Grant of warrants subject to qualification with State securities laws.
(8) Includes options to purchase 27,040 shares of Common Stock exercisable within sixty (60) days of July 20, 2000 held by Mr. Seaman.
(9) Represents options to purchase 166,645 shares of Common Stock exercisable within sixty (60) days of July 20, 2000 held by Mr. Barcot.
(10) Includes the shares, options, and warrants described in footnotes 3 to 9.

ITEM 12. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS


    On December 23, 1999, the Company obtained a $3,000,000 line of credit from Astoria Capital Partners, L.P. ("Astoria") pursuant to the terms of a Credit Facility Agreement dated as of December 21, 1999 (the "Credit Facility Agreement"). The line of credit had a term of six months and was extended by the further agreement of the Company and Astoria on April 30, 2000 for an additional period of four months. Under these arrangements the Company may draw up to $500,000 from the line of credit per month as set forth in the Credit Facility Agreement. In connection with the issuance of the line of credit, the Company issued a Promissory Note in the principal amount of up to $3,000,000 to Astoria Capital Partners, L.P. dated as of December 21, 1999 and amended on April 30, 2000. All principal and accrued interest on the Promissory Note is due and payable on August 30, 2000 or upon a Change of Control (as such term is defined in the Credit Facility Agreement), if earlier. The Promissory Note bears interest at 8% per annum and has a default rate of interest of 10% per annum. The Promissory Note is secured by certain assets of the Company. While any debt is outstanding or the line of credit remains in effect, except for any debt owing to the Astoria or debt issued contemporaneously with payment of the debt in full and termination of the line of credit, the Company must not incur any indebtedness without the written consent of Astoria, except the Company may incur junior debt in the aggregate principal amount of up to $500,000 in connection with the purchase or lease of property (whether or not in the ordinary course of business).

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



Dated: July 28, 2000           OMNIS TECHNOLOGY CORPORATION

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

Signatures                                  Title                                                    Date
----------                                  -----                                                    ----


/s/GWYNETH M. GIBBS

--------------------------
Gwyneth M. Gibbs                            President and Interim Chief Executive Officer        July 28, 2000


/s/PHILIP D. BARRETT

--------------------------
Philip D. Barrett                           Chairman                                             July 28, 2000


/s/GEOFFREY P. WAGNER

--------------------------
Geoffrey P. Wagner                          Director                                             July 28, 2000


/s/GERALD F. CHEW

--------------------------
Gerald F. Chew                              Director                                             July 28, 2000


/s/DOUGLAS MARSHALL

--------------------------
Douglas Marshall                            Director                                             July 28, 2000


/s/JAMES W. DORST

--------------------------
James W. Dorst                              Director                                             July 28, 2000

/s/BRYCE BURNS

-------------------------
Bryce Burns                                 Director                                             July 28, 2000


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

         Significant accounting policies applied in the preparation of the accompanying consolidated financial statements of the Company follow:


         BASIS OF PRESENTATION - The financial statements have been prepared on a basis which contemplates the Company's continuation as a going concern and the realization of its assets and liquidation of its liabilities in the ordinary course of business. The Company has a stockholders' deficiency of $163,000 at March 31, 2000, and negative cash flows from operations of $849,000 in fiscal 2000. These matters, among others, raise substantial doubt about its ability to continue as a going concern for a reasonable period of time. The line of credit, from a significant shareholder, which was due at August 31, 2000, will be either extended to April 1, 2001 or converted into equity. Management believes that with this extension it has sufficient working capital to continue operations through March 31, 2001. The Company's continued existence is dependent on its ability to obtain additional financing and to achieve profitable operations.


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