Form 10QSB
period 2000-06-30
OMNIS TECHNOLOGY CORP
filed 2000-08-10
CIK 820738

U.S. SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549


                                   FORM 10-QSB

(Mark One)

         [X] Quarterly Report under Section 13 or 15(d) of the Securities Exchange Act of 1934

         For the quarter period ended June 30, 2000

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

As of July 18, 2000, there were 10,237,077 shares of registrant's Common Stock, $.10 par value, outstanding.

                  OMNIS TECHNOLOGY CORPORATION AND SUBSIDIARIES
                                      INDEX

                          PART I. FINANCIAL INFORMATION
                                                                        Page No.

Item 1.  Financial Statements:

         Condensed Consolidated Balance Sheets -
         June 30, 2000 and March 31, 2000                                     3

         Condensed Consolidated Statements of Operations -
         Three Months ended June 30, 2000 and 1999                            4

         Condensed Consolidated Statements of Cash Flows -
         Three Months ended June 30, 2000 and 1999                            5

         Notes to Condensed Consolidated Financial Statements                 6

Item 2.  Management's Discussion and Analysis of Financial
         Condition and Results of Operations                                  8

                           PART II. OTHER INFORMATION

Item 1.  Legal Proceedings                                                   20

Item 2.  Changes in Securities                                               20

Item 3.  Defaults upon Senior Securities                                     21

Item 4.  Submission of Matters to a Vote of Security Holders                 21

Item 5.  Other Information                                                   21

Item 6.  Exhibits and Reports on Form 8-K                                    21

         Signatures                                                          22

                                            PART I. FINANCIAL INFORMATION

ITEM 1.   Financial Statements

                                    OMNIS TECHNOLOGY CORPORATION AND SUBSIDIARIES
                                        CONDENSED CONSOLIDATED BALANCE SHEETS

                                                        ASSETS
                                                                             June 30, 2000             March 31, 2000
                                                                             -------------             --------------
                                                                               (Unaudited)
Current assets:
         Cash and cash equivalents                                            $    762,000               $  1,238,000
         Trade accounts receivable, less allowance for
              doubtful accounts and returns of $114,375 and
              $179,279 at June 30 and March 31,
               respectively                                                        742,000                    594,000
         Inventory                                                                  20,000                     26,000
         Other current assets                                                      962,000                    397,000
                                                                               -----------                -----------
                           Total current assets                                  2,486,000                  2,255,000
                                                                               -----------                -----------

Property, furniture and equipment, net                                             993,000                    923,000
Intangibles                                                                      1,040,000                       --
                                                                               -----------

                           Total assets                                       $  4,519,000                 $3,178,000
                                                                               ===========                ===========

                                         LIABILITIES AND STOCKHOLDERS' EQUITY

Current liabilities:
         Note payable                                                         $     10,000               $     56,000
         Note payable to stockholder                                             3,083,000                  2,028,000
         Accounts payable                                                          401,000                    460,000
         Accrued liabilities                                                     1,732,000                    591,000
         Deferred revenue                                                          251,000                    206,000
                                                                               -----------                -----------
                  Total current liabilities                                      5,477,000                  3,341,000
                                                                               -----------                -----------
         Long-term debt                                                                --                         --
                  Total liabilities                                              5,477,000                  3,341,000
                                                                               -----------                -----------

Stockholders' equity:
         Preferred stock                                                           300,000                    300,000
         Common stock                                                            1,024,000                  1,004,000
         Paid-in capital                                                        51,315,000                 50,374,000
         Deferred compensation                                                  (1,776,000)                (2,045,000)
         Accumulated deficit                                                   (52,056,000)               (50,082,000)
         Accumulated other comprehensive income                                    235,000                    286,000
                                                                               -----------                -----------
                  Total stockholders' deficiency                                  (958,000)                  (163,000)
                                                                               -----------                -----------

                  Total liabilities and stockholders' equity                  $  4,519,000               $  3,178,000
                                                                               ===========                ===========

See notes to consolidated financial statements.

                                                          3

                        OMNIS TECHNOLOGY CORPORATION AND SUBSIDIARIES
                       CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
                                         (UNAUDITED)


                                                                     Three Months Ended
                                                                          June 30,
                                                                ----------------------------
                                                                    2000              1999
                                                                -----------      -----------
           Net revenues:
                   Products                                    $    814,000     $  1,104,000
                   Services                                         172,000          267,000
                                                                -----------      -----------
                   Total net revenues                               986,000        1,371,000

           Costs of Sales:
                   Cost of product revenues                          34,000           41,000
                   Cost of service revenues                         231,000           54,000
                                                                -----------      -----------
                   Total cost of sales                              265,000           95,000
                                                                -----------      -----------
                   Gross profit                                     721,000        1,276,000

           Operating Expenses:
                   Sales and marketing                            1,365,000          530,000
                   Research and development                         580,000          385,000
                   General and administrative                       706,000          243,000
                                                                -----------      -----------

                   Total operating expenses                       2,651,000        1,158,000
                                                                -----------      -----------

           Operating income (loss)                               (1,930,000)         118,000
                                                                -----------      -----------

           Other income (expense):
                   Interest income                                   16,000            3,000
                   Interest expense and other, net                  (61,000)          (6,000)
                                                                -----------      -----------
                                                                    (45,000)          (3,000)
                                                                -----------      -----------

Income (loss) before income taxes                                (1,975,000)         115,000

Income tax expense                                                   (1,000)           4,000
                                                                -----------      -----------


                   Net income (loss)                           $ (1,974,000)    $    111,000
                                                                ===========      ===========

Basic Net income (loss) per share                              $      (0.19)    $       0.01

Weighted average number of common shares outstanding             10,124,026        9,679,829

Diluted net income (loss) per share                            $      (0.19)    $       0.01

Fully diluted number of common shares outstanding                11,764,999       10,170,940

See notes to consolidated financial statements.

                                 OMNIS TECHNOLOGY CORPORATION AND SUBSIDIARIES
                                CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                                                  (UNAUDITED)

                                                                                       Three Months Ended
                                                                                            June 30,
                                                                                       ------------------
                                                                                      2000             1999
                                                                                      ----             ----
Cash flows from operating activities:
         Net income (loss)                                                        $(1,974,000)      $ 111,000
         Adjustments to reconcile net income (loss) to net cash
              used by operating activities:
                  Depreciation and amortization expense                                99,000          79,000
                  Non cash compensation                                               269,000           --
                  Legal fees capitalized to stock issuance costs                        --            (29,000)
                  Change in assets and liabilities:
                           Trade accounts receivable                                 (148,000)        (21,000)
                           Inventory                                                    6,000           --
                           Other current assets                                      (565,000)        274,000
                           Accounts payable and accrued liabilities                 1,083,000        (133,000)
                           Deferred revenues                                           44,000         (14,000)
                                                                                   ----------        --------

                           Net cash provided by (used for) operating activities    (1,186,000)        267,000
                                                                                   ----------        --------

Cash flows from investing activities:
         Purchases of property, furniture and equipment                              (178,000)        (42,000)
         Acquisition of software assets                                            (1,040,000)
         Proceeds from sale of fixed assets                                             --              1,000
                                                                                   ----------        --------

              Net cash used by investing activities                                (1,218,000)        (41,000)
                                                                                   ----------        --------

Cash flows from financing activities:
         Exercise of stock options                                                     61,000           --
         Net proceeds from common stock issuance                                      900,000           --
         Proceeds from stockholder note                                             1,055,000           --
         Repayments of debt                                                           (47,000)        (45,000)
                                                                                   ----------        --------

              Net cash provided by (used for) financing activities                  1,969,000         (45,000)
                                                                                   ----------        --------

Effect of exchange rate changes on cash                                               (41,000)        (21,000)
                                                                                   ----------        --------

Net increase (decrease) in cash and cash equivalents                                 (476,000)        161,000
Cash and cash equivalents at beginning of period                                    1,238,000         271,000
                                                                                   ----------        --------

Cash and cash equivalents at end of period                                        $   762,000       $ 432,000
                                                                                   ==========        ========

                  OMNIS TECHNOLOGY CORPORATION AND SUBSIDIARIES
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

1.   The  unaudited   financial   information   furnished  herein  reflects  all
     adjustments, consisting only of normal recurring items, which in the opinion of management are necessary to fairly state the Company's financial position, the results of its operations and the changes in its financial position for the periods presented. These financial statements should be read in conjunction with the Company's audited financial statements for the year ended March 31, 2000. The results of operations for the period ended June 30, 2000 are not necessarily indicative of results to be expected for any other interim period or the fiscal year ending March 31, 2001.

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

3. Compass Litigation. In March 1998 the Company was sued by Compass Software ("Compass") in the Federal District Court for the Eastern District of Washington claiming damages in the range of $2 Million for software copyright infringement and related claims. The Company obtained a full dismissal of that case with prejudice on November 29, 1999, and no appeal was filed by Compass within the time allowed by law.

     In this connection the Company previously had sued Compass in 1994 for illegally infringing and distributing the Company's software products. This matter was settled with an agreement that Compass would pay certain amounts and would not make illegal copies of the Company's software in the future. Compass failed to pay the promised amounts when due. The Company then obtained a judgment for breach of contract against Compass. As part of its efforts to enforce its judgment against Compass, the Company purchased, at a judgment lien sale, certain intangible property of Compass including the rights to the 1998 infringement suit brought by Compass ("Execution Sale"). Compass then requested the applicable trial court to set aside the Execution Sale. The trial court granted the request and the Company appealed the judgment. The court of appeal subsequently ruled in favor of the Company and directed the trial court to determine the amount of fees to be awarded to the Company. That amount had not been determined as of June 30, 2000.

     The Company also filed a second lawsuit against Compass alleging additional acts of infringement for periods after 1994. A trial was conducted in this case before Judge Barbara J. Rothstein of the United States District Court for the Western District of Washington. On July 25, 2000, the District Court ruled that Compass reproduced and distributed unauthorized copies of Omnis Software using duplicates of existing serial numbers. The Court awarded statutory damages to Omnis in the amount of approximately $150,000 in addition to injunctive relief and attorney fees from Compass. It is not known at this time whether or not Compass will appeal this judgement.

     BTN- Germany Litigation. The Company entered into a professional development services agreement with BTN Versandhandel GmbH ("BTN") of Leiferde, Germany for the development of an Omnis application. The Company developed and delivered a version of the application to BTN. BTN failed to pay the Company as agreed, claiming there were flaws in the application and the project was suspended by the Company awaiting their payment. BTN commenced legal action against the Company in Germany claiming damages of approximately DM250,000 for failure to perform under the services agreement. The Company has countersued BTN claiming the balance owed under the contract of approximately DM60,000. The Company is defending against the BTN claim and is pursuing its counterclaim against BTN.

OMNIS TECHNOLOGY CORPORATION AND SUBSIDIARIES

     This report on Form 10-QSB includes a number of forward-looking statements that reflect the Company's current view with respect to future events and financial performance. These forward-looking statements are subject to certain risks and uncertainties, including those discussed in "Management's Discussion and Analysis of Financial Condition and Results of Operations," and the Company's actual results may differ materially from historical or anticipated results. The Company operates in one segment, the developing, marketing and supporting of software products; however, the Company manages its businesses in two geographical locations: North America and Europe. The following table presents information concerning the Company's North American and European operations.

                                                                               Three Months Ended
                                                                                     June 30
                                                                ----------------------------------------------

                                                                       2000                         1999
                                                                ------------------            ----------------
Revenue by geographic region (1):
         Revenue from North America                                 $   438,000                  $  519,000
         Revenue from Europe                                            548,000                     852,000

         Total                                                         $986,000                  $1,371,000

Operating income (loss) by geographic region (1):
         North America                                              $(1,613,000)                 $  114,000
         Europe                                                        (317,000)                      4,000

         Total                                                      $(1,930,000)                 $  118,000

(1)  Revenues are broken out geographically by ship from location.

COMPREHENSIVE INCOME (LOSS)

Comprehensive income includes changes in the balance of items that are reported directly in a separate component of stockholders' equity on the condensed consolidated balance sheets. The reconciliation of net loss to comprehensive loss is as follows:

                                                 Three Months Ended
                                                       June 30
                                       -----------------------------------------

                                              2000                    1999

Net income (loss):                        $(1,974,000)            $  111,000
Other comprehensive (loss) gain
       Foreign currency translation
       adjustments                            (50,000)               (37,000)

Total comprehensive income (loss)          (2,024,000)                74,000

ITEM 2. Management's Discussion and Analysis of Financial Condition and Results of Operations

         This Item 2, as well as other portions of this document, includes certain forward-looking statements about the Company's business, revenues, expenditures and operating and capital requirements. In addition, forward-looking statements may be included in various other Company documents to be issued concurrently or in the future and in oral or other statements made by representatives of the Company to investors and others from time to time. Forward-looking statements are subject to risks and uncertainties that could cause actual results to differ materially from predicted results. Such risks include, among others

         -  the Company's liquidity,

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

         - rapid technological change that affects the ability of the Company to respond to customer or market demands,

         -  risks associated with global operations,

         -  the continued and future acceptance of the Company's products,

         -  the rate of growth in the industries of the Company's products,

         - the presence of competitors with greater technical, marketing and financials resources, and

         -  the ability of the Company to successfully expand its operations.

Any of such statements and this discussion should be read in conjunction with the discussion of "Risk Factors" in this Item 2 and the Company's audited consolidated financial statements, including the notes thereto, included in its annual report for the fiscal year ended March 31, 2000, on Form 10-KSB/A filed with the Commission on July 31, 2000.

OVERVIEW

         The Company, through its domestic and international subsidiaries, develops and markets software application development tools and related technical services. Its main products are the OMNIS 7(3)(TM) client/server application development software group of products, ("Classic") and the more advanced OMNIS Studio(TM)(1) rapid application development (RAD) tools. The Company markets its products via direct telemarketing, direct corporate outside sales force and through its indirect channel consisting of VAR's, Distributors, and OEM relationships.

         The Company has operated at a loss for the last several years. The Company's new management team has taken steps to improve the Company's business prospects through: (i) more targeted marketing of its products; (ii) increased investment in infrastructure; and (iii) improving operational systems. The Company reduced cash used in operations from $2,514,000 in fiscal year 1999 to $849,000 in fiscal year 2000. The Company had negative cash flow used by operating activities of $1,186,000 in the three months ended June 30, 2000 compared to positive cash flow provided from operating activities of $267,000 in the three months ended June 30, 1999 and had a net loss of $1,974,000 in the three months ended June 30, 2000. There can be no assurance that the Company will be able to attain profitability in the near future or thereafter.

         While the Company is presently seeking additional financing, there can be no assurance that the Company will be able to raise additional capital at any time in the future on commercially reasonable terms, or at all. If the Company is unsuccessful in raising capital when needed, the Company could be required to cease operations.

BUSINESS STRATEGY

         The Company's product development strategy is to continue to develop sophisticated application development tools to enable businesses to build mission-critical software applications which have the following characteristics:


--------
1 OMNIS is a registered trademark of OMNIS Software Limited. OMNIS Studio and OMNIS 7 and OMNIS Studio Web Client are trademarks of OMNIS Technology Corporation. All other products or service names mentioned herein are trademarks of their respective owners.

         --Provide integration with existing systems and execute across a variety of platforms and databases.

         --Allow the extension of the Client/Server model across the Internet into the ASP and emerging WAP markets.

         --Deliver superior object-oriented functionality at a lower cost than any of its competitors.

         --Enable its customers to provide solutions faster than the Company's competitors.

         --Encourage the development of reusable program components and reduce the cost of solution delivery.

         The Company's growth strategy is focused on continuing to garner revenue from its existing customer base, reconnecting with prior corporate customers and at the same time attracting a large number of new customers. The Company has a loyal core group of software developers among its customer base, many of whom have used the Company's products for several years and who are interested in expanding the number of applications which are developed using the Company's products. In order to capitalize on the commitment of existing customers as well as introducing OMNIS Studio to new developers the Company has implemented the following:

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

         o A complete Website redesign to allow for downloading evaluation versions of OMNIS as well as an on-line store allowing the purchase of development kits directly from our Website. In addition the Company provides enhanced web-based functionality for our developer community as well as an on-line database of solutions that our developers offer potential customers.

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

         OMNIS Studio applications can be deployed with data access services through the Omnis Proprietary database (generally suitable for smaller departmental applications) or configured with data access services to leading databases(e.g., DB2, Oracle, Sybase and Informix). When customers deploy an application a deployment license is required for each end-user. The global list prices for the database deployment licenses of OMNIS Studio, depend upon quantities purchased and the distribution channel used.

RESULTS OF  OPERATIONS  FOR THE THREE MONTHS  ENDED JUNE 30, 2000,  AND JUNE 30,
1999

REVENUES

     Total net revenues for the three months ended June 30, 2000, were $986,000, representing a decrease of 28.1% as compared to total net revenues of $1,371,000 for the three months ended June 30, 1999. This decrease is due primarily to the reduction in selling price of development kits and runtimes and the repositioning of the OMNIS Studio product line.

     Product revenues decreased during the three months ended June 30, 2000, to $814,000 from $1,104,000 in the three months ended June 30, 1999. This decrease is due to a reduction in sales price of OMNIS Studio development kit and license fees to motivate existing customers to upgrade from Omnis 7 as well as attract new developers.

     Service revenues for the three months ended June 30, 2000 decreased 35.6% to $172,000 from $267,000 for the three months ended June 30, 1999. The majority of this decrease is due to the Company's decision to phase out its consulting offerings. Maintenance revenue, which primarily consists of email and telephone support to the Company's customers, decreased slightly during the period ending June 30, 2000, due to the decrease in the annual support fee being charged to customers.

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

     Cost of product revenues as a percentage of product revenues increased slightly from 3.7% in the three months ended June 30, 1999 to 4.2% in the three months ended June 30, 2000 as a direct result of the decrease in average sales price of the Company's products.

     Cost of service revenues increased as a percentage of service revenues from 20% in the three months ended June 30, 1999, to 134% in the three months ended June 30, 2000. This is due to the establishment of a technical support department in the US this year that offers real time telephone support to its North American customers. Previously, only email support was available from the engineering office in the United Kingdom.

SALES AND MARKETING EXPENSE

     Sales and marketing expenses increased to $1,365,000 for the three months ended June 30, 2000 as compared to $530,000 for the three months ended June 30, 1999. The increase in sales and marketing expenses was primarily due to increases in targeted advertising, direct mail programs, trade show participation and strategic marketing programs with partners.

RESEARCH AND DEVELOPMENT EXPENSE

     Research and development costs increased to $580,000 for the three months ended June 30, 2000, as compared to $385,000 for the three months ended June 30, 1999, primarily due to an increase of staff at its Research and Development Center in the United Kingdom. The Company continues to invest in the development of its newer product line, OMNIS Studio, aimed at sales opportunities that the Company believes will expand its installed base of customers.

GENERAL AND ADMINISTRATIVE EXPENSE

     General and administrative expenses increased to $706,000 for the three months ended June 30, 2000, as compared to $243,000 for the three months ended June 30, 1999. General and administrative expense for the three months ended
June 30,2000  included   the  recognition  of
non-cash compensation expense of $269,000 that resulted from the issuance of certain options at below fair market value. This increase was also due to an increase in headcount.

OTHER INCOME (EXPENSE)

     Other income (expense) is comprised primarily of interest income earned on cash and cash equivalents, interest expense, and any gain or loss on foreign currency transactions. Interest income increased to $16,000 for the three months ended June 30, 2000, from $3,000 for the three months ended June 30, 1999, primarily due to higher average balances of cash and cash equivalents. Interest expense increased to $61,000 for the three months ended June 30, 2000, from $6,000 for the three months ended June 30, 1999 primarily due to the $3.0 million promissory note obtained from a significant stockholder.

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

     INTELLECTUAL PROPERTY PROTECTION.

     The Omnis products include technologies developed by the Company. The Company relies primarily on a combination of trade secret, copyright and trademark laws and contractual provisions to protect its proprietary rights in such technologies. There is no assurance that such laws and contractual provisions will adequately protect the intellectual properties and other proprietary rights of the Company. The Company has filed a final United States patent application for certain of its Studio Web Client technologies. The Company has initiated procedures for preparing and filing additional provisional and final patent applications as appropriate for its developing technologies. The Company has not been granted any patents on any of its proprietary technologies and there is no assurance that any such patents will be granted. Patent protection may become important in the protection of the commercial viability of the Company's innovative products and the failure to obtain such patent protection could have an adverse effect on the commercial viability of such products. The Company's success therefore may in part depend on its ability to obtain strong patent protection or licenses to strong patents in the future. It is not possible to anticipate the breadth or degree of protection that patents would afford any product of the Company or the underlying technologies. There can be no assurance that any patents issued or licensed to the Company will not be successfully challenged in the future or that any Omnis product will not infringe the patents of third parties. As the number of software products available in the market increases and the functions and features of these products further overlap, the Company anticipates that software products may become increasingly subject to infringement claims. There can be no assurance that third parties will not assert infringement claims against the Company in the future with respect to any current or future product. Any such assertion, whether with or without merit, could require the Company to enter into costly litigation or royalty arrangements. If required, such royalty arrangements may not be available on reasonable terms, or at all.

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

     CHANGES IN PRICING STRUCTURE.

     The Company has instituted reductions in certain portions of its pricing structure. There is no guarantee that this reduction in price will lead to increased unit volume or other additional revenue streams to replace this lost revenue, which could lead to a significant cash flow strain on the core operations of the Company. Additionally, the Company is relying on increased revenues related to its OMNIS Studio product line, which have not generated revenues as originally projected by the Company. There is no assurance that this product line will generate the revenues needed to sustain the Company in coming quarters and beyond. The Company has committed to decreasing sales conflicts with its partners particularly in the service revenue area and has already taken a number of steps in this regard. This has had and will continue to have a negative effect on service revenues as compared to previous quarters and years. There can be no guarantee that the Company will be able replace the decreasing service revenues with new product revenues.

     FORWARD LOOKING STATEMENTS.

     Certain of the matters discussed in this report may constitute "forward-looking" statements for purposes of the Securities Act of 1933, as amended, and the Exchange Act of 1934, as amended, and, as such, may involve known and unknown risks, uncertainties and other factors that may cause the actual results, performance or achievements of the Company to be materially different from future results, performance or achievements expressed or implied by such forward-looking statements. Any statements made herein that are not statements of historical fact are forward-looking statements including, but not limited to, statements concerning the characteristics and growth of the Company's markets or customers, the Company's objectives or plans for future operations and products and the Company's expected liquidity and capital resources. When used in this report, the words "anticipates," "estimates," "believes," "continues," "expects," "projections," "forecasts," "intends," "may," "might," "could," "should," and similar expressions are intended to be among the statements that identify forward-looking statements. Such forward-looking statements are based on a number of assumptions and involve a number of risks and uncertainties, and therefore actual results could materially differ. These risks and uncertainties include, among others, the Company's continuing liquidity problems, significant variability in operating results, including variability in product revenues and gross margins, fluctuating demand for new and established products, dependence on development of new products, increasing expenses for marketing and development of new products, historical lack of profitability, rapid technological change that affects the ability of the Company to respond to customer or market demands, risks associated with global operations, the continued and future acceptance of the Company's products, the rate of growth in the industries of the Company's products, the presence of competitors with greater technical, marketing and financial resources, and the ability of the Company to successfully expand its operations.

LIQUIDITY AND CAPITAL RESOURCES

     At June 30, 2000, the Company's principal sources of liquidity consisted of cash and cash equivalents of $762,000, as compared to $432,000 at June 30, 1999. The Company's working capital position was a deficit of $1,086,000 at March 31, 2000 and a deficit of $2,991,000 at June 30, 2000 compared to $477,000 at June 30, 1999.

     On December 23, 1999, the Company obtained a $3,000,000 line of credit from Astoria Capital Partners, L.P. ("Astoria") pursuant to the terms of a Credit Facility Agreement dated as of December 21, 1999 (the "Credit Facility Agreement"). The line of credit had a term of six months and was extended by the further agreement of the Company and Astoria on April 30, 2000 for an additional period of four months. Under these arrangements the Company may draw up to $500,000 from the line of credit per month as set forth in the Credit Facility Agreement. In connection with the issuance of the line of credit, the Company issued a Promissory Note in the principal amount of up to $3,000,000 to Astoria Capital Partners, L.P. dated as of December 21, 1999 and amended on April 30,2000. All principal and accrued interest on the Promissory Note is due and payable on August 31, 2000 or upon a Change of Control (as such term is defined in the Credit Facility Agreement), if earlier. The Promissory Note bears interest at 8 percent per annum and has a default rate of interest of 10 percent per annum. The Promissory Note is secured by certain assets of the Company.While any debt is outstanding or the line of credit remains in effect, except for any debt owing to the Astoria or debt issued contemporaneously with paymentof the debt in full and termination of the line of credit, the Company may not incur any indebtedness without the written consent of Astoria, except theCompany may incur junior debt in the aggregate principal amount of up to$500,000 in connection with the purchase or lease of property (whether or not in the ordinary course of business).

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

     The Company reduced cash used in operations from $2,514,000 in fiscal year 1999 to $849,000 in fiscal year 2000, the Company had negative cash flow used by operating activities of $1,186,000 in the three months ended June 30, 2000 compared to positive cash flow provided from for operating activities of $267,000 in the three months ended June 30, 1999. The Company had a net loss of $1,974,000 in the three months ended June 30, 2000. There can be no assurance that the Company will be able to attain profitability in the near future or thereafter.

     The Company does not currently have an established line of credit with a commercial bank. Such a credit facility may be difficult to obtain with the Company's historical operating results. Accordingly, in order to obtain additional funds in the future, the Company will need to seek additional equity capital which would be dilutive to current stockholders. The Company is currently attempting to raise additional capital which will be required to continue operations. There can be no assurance that the Company will be able to raise additional capital on commercially reasonable terms should the Company need additional funds in the future.

                           PART II. OTHER INFORMATION

ITEM 1.  Legal Proceedings


COMPASS LITIGATION

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

     In this connection the Company previously had sued Compass in 1994 for illegally infringing and distributing the Company's software products. This matter was settled with an agreement that Compass would pay certain amounts and would not make illegal copies of the Company's software in the future. Compass failed to pay the promised amounts when due. The Company then obtained a judgment for breach of contract against Compass. As part of its efforts to enforce its judgment against Compass, the Company purchased, at a judgment lien sale, certain intangible property of Compass including the rights to the 1998 infringement suit brought by Compass ("Execution Sale"). Compass then requested the applicable trial court to set aside the Execution Sale. The trial court granted the request and the Company appealed the judgment. The court of appeal subsequently ruled in favor of the Company and directed the trial court to determine the amount of fees to be awarded to the Company. That amount had not been determined as of June 30, 2000. The Company also filed a second lawsuit against Compass alleging additional acts of infringement for periods after 1994. A trial was conducted in this case before Judge Barbara J. Rothstein of the United States District Court for the Western District of Washington. On July 25, 2000, the District Court ruled that Compass reproduced and distributed unauthorized copies of Omnis Software using duplicates of existing serial numbers. The Court awarded statutory damages to Omnis in the amount of approximately $150,000 in addition to injunctive relief and attorney fees from Compass. It is not known at this time whether or not Compass will appeal this judgement.

BTN - GERMANY LITIGATION.

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

ITEM 2.  CHANGES IN SECURITIES AND USE OF PROCEEDS

     Pursuant to an Asset Purchase Agreement dated as of May 19, 2000 (the "Agreement"), the Company agreed to issue a total of up to 150,000 shares of its common stock to The Wainer Group, an Australian partnership (the "Wainer Group"), in exchange for all rights to a software system known as "Metamorph" and related rights and assets. The Agreement was entered into by and among the Company, the Wainer Group, Dirk Wainer, Shirley-Anne Wainer, Dennis Janossich and Joseph Bernard as to all matters, and Paradigm Designs Software Pty Ltd., an Australian corporation ("Paradigm"), as to certain matters (the "Metamorph Transaction").

     Under the Agreement the Company is also required to pay a percentage royalty to the Wainer Group for certain sales of the Metamorph software during a period of 5 years. The Agreement further provides for certain software development work and related services to be performed by the Wainer Group for a period of months following the closing date of May 19, 2000 (the "Closing"). The Agreement also grants a nonexclusive license to Paradigm for use of the Metamorph software under certain circumstances.

     At the Closing the Company issued 112,500 shares of the Common Stock of the Company to the Wainer Group, with a trading value of $8.00 per share as of the Closing. The remaining 37,500 shares of the Common Stock will be issued to the Wainer Group by the Company if and when the required software development work has been completed by the Wainer Group. The Wainer Group shares are subject to additional terms and conditions as set forth in the Agreement.

     The shares of Common Stock issued in the Metamorph Transaction were and will be issued by the Company pursuant to an exemption from registration for nonpublic offerings under Section 4(2) of the Securities Act. None of the Wainer Group shares have been registered. The Company may be required to register such shares in the future in connection with certain other registrations of its Common Stock pursuant to the terms and conditions of the Wainer Group Piggyback Registration Rights attached as Exhibit G to the Agreement and made a part thereof.

ITEM 3.  Defaults Upon Senior Securities

None.

ITEM 4.  Submission of Matters to a Vote of Security Holders

None.

ITEM 5.  Other Information

None.

ITEM 6.  Exhibits and Reports On Form 8-K

(a)      Exhibits:

3.1      Restated Certificate of Incorporation, as amended and corrected.(1)

3.2 Certificate of Amendment of Certificate of Incorporation dated February 9, 1999(2)

3.3      Certificate of Designations dated March 31, 1999, as corrected.(3)

3.4      Bylaws, as amended.(4)

10.1 Asset Purchase Agreement dated as of May 19, 2000, by and among the Omnis Technology Corporation, the Wainer Group, DirkWainer, Shirley-Anne Wainer,
Dennis Janossich and Joseph Bernard as to all matters, and Paradigm Designs Software Pty Ltd., as to certain matters.(5)

27.1     Financial Data Schedule

(1) Incorporated herein by reference to the Current Report on Form 8-K filed by the Company with the Commission on June 16, 1998.

(2) Incorporated herein by reference to the Company's Annual Report on Form 10-KSB/A, as amended, for the fiscal year ended March 31, 1999, filed by the Company with the Commission on July 29, 1999.

(3) Incorporated herein by reference to the Current Report on Form 8-K filed by the Company with the Commission on April 15, 1999.

(4) Incorporated herein by reference to the Annual Report on form 10-KSB, as amended, for the fiscal year ended March 31, 1998, filed by the Company with the Commission on June 29, 1998.

(5) This is not a material contract but is being supplied in connection with the discussion of the Metamorph Transaction contained in this 10-QSB.

(b)  No reports on Form 8-K were filed during the quarter ended June 30, 2000.


SIGNATURES

     In accordance with the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Date: August 10, 2000

                                      OMNIS TECHNOLOGY CORPORATION
                                      (Registrant)


                                      /s/ GWYNETH GIBBS
                                      ------------------------------------------

                                      Gwyneth Gibbs, President and Interim Chief
                                      Executive Officer