Form 10QSB
period 2000-09-30
OMNIS TECHNOLOGY CORP
filed 2000-11-06
CIK 820738

OMNIS TECHNOLOGY CORP


                         Filing Type: 10-QSB
                         Description: Quarterly Report
                         Filing Date: November 6, 2000
                         Period End: September 30, 2000


                   Primary Exchange: NASDAQ - Small Cap Market
                                  Ticker: OMNS

                     U.S. SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549


                                   FORM 10-QSB


(Mark One)

         [X] Quarterly Report under Section 13 or 15(d) of the Securities Exchange Act of 1934

         For the quarter period ended September 30, 2000

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

As of October 20, 2000, there were 10,277,832 shares of registrant's Common Stock, $.10 par value, outstanding.

                  OMNIS TECHNOLOGY CORPORATION AND SUBSIDIARIES
                                      INDEX

                          PART I. FINANCIAL INFORMATION

                                                                        Page No.

Item 1.      Financial Statements:                                            1

             Condensed Consolidated Balance Sheets -                          1
             September 30, 2000 and March 31, 2000

             Condensed  Consolidated  Statements  of Operations -             2
             Three and Six Months ended September 30, 2000 and 1999

             Condensed Consolidated Statements of Cash Flows -                3
             Six Months ended September 30, 2000 and 1999

             Notes to Condensed Consolidated Financial Statements             4

Item 2.      Management's Discussion and Analysis of Financial                6
             Condition and Results of Operations

                           PART II. OTHER INFORMATION

Item 1.      Legal Proceedings                                               33

Item 2.      Changes in Securities                                           34

Item 3.      Defaults upon Senior Securities                                 34

Item 4.      Submission of Matters to a Vote of Security Holders             34

Item 5.      Other Information                                               34

Item 6.      Exhibits and Reports on Form 8-K                                34

             Signatures                                                      35

                                      PART I. FINANCIAL INFORMATION


ITEM 1.   Financial Statements

                              OMNIS TECHNOLOGY CORPORATION AND SUBSIDIARIES
                                  CONDENSED CONSOLIDATED BALANCE SHEETS


                                                  ASSETS


                                                           September 30, 2000             March 31, 2000
                                                           ------------------             --------------
                                                                (Unaudited)
Current assets:
    Cash and cash equivalents                                   $    621,000              $   1,238,000
    Trade accounts receivable, less allowance for
         doubtful accounts and returns of $107,000 and
         $179,000 at June 30 and March 31,
          respectively                                               818,000                    594,000
    Inventory                                                         14,000                     26,000
    Other current assets                                             194,000                    397,000
                                                                 ------------               ------------

         Total current assets                                      1,647,000                  2,255,000
                                                                 ------------               ------------

Property, furniture and equipment, net                               912,000                    923,000
Intangibles                                                        1,434,000
                                                                 ------------               ------------

         Total assets                                           $  3,993,000              $  3,178,000
                                                                 ============               ============

                                 LIABILITIES AND STOCKHOLDERS' DEFICIENCY

Current liabilities:
    Note payable                                                $      2,000                     56,000
    Note payable to stockholder                                    3,144,000                  2,028,000
    Accounts payable                                                 620,000                    460,000
    Accrued liabilities                                              928,000                    591,000
    Deferred revenue                                                 300,000                    206,000
                                                                 ------------               ------------

         Total current liabilities                                 4,994,000                  3,341,000
                                                                 ------------               ------------

    Long-term debt                                                 1,003,000                         --
                                                                 ------------               ------------
         Total liabilities                                         5,997,000                  3,341,000
                                                                 ------------               ------------

Stockholders' deficiency:
    Preferred stock                                                  300,000                    300,000
    Common stock 1,026,000                                         1,004,000
    Paid-in capital                                               51,349,000                 50,374,000
    Deferred compensation                                         (1,507,000)                (2,045,000)
    Accumulated deficit                                          (53,477,000)               (50,082,000)
    Accumulated other comprehensive income                           305,000                    286,000
                                                                 ------------               ------------
         Total stockholders' deficiency                           (2,004,000)                  (163,000)
                                                                 ------------               ------------

         Total liabilities and stockholders' deficiency         $  3,993,000              $   3,178,000
                                                                 ============               ============

See notes to condensed consolidated financial statements.


                                  OMNIS TECHNOLOGY CORPORATION AND SUBSIDIARIES
                                 CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

                                                   (UNAUDITED)


                                                     Three Months Ended                    Six Months Ended
                                                        September 30,                       September 30,
                                                     2000           1999                 2000            1999
                                                     ----           ----                 ----            ----
Net revenues:
       Products                                  $    851,000     $    948,000     $  1,665,000     $  2,052,000
       Services                                       235,000          236,000          407,000          504,000
                                                 ------------     ------------     ------------     ------------

       Total net revenues                           1,086,000        1,184,000        2,072,000        2,556,000

Costs and expenses:
       Cost of product revenues                        11,000           27,000           45,000           67,000
       Cost of service revenues                       146,000           44,000          378,000           98,000
       Sales and marketing                          1,164,000          569,000        2,529,000        1,099,000
       Research and development 531,000               521,000        1,110,000          906,000
       General and administrative                     596,000        1,109,000        1,301,000        1,352,000
                                                 ------------     ------------     ------------     ------------

       Total costs and expenses                     2,448,000        2,270,000        5,363,000        3,522,000
                                                 ------------     ------------     ------------     ------------

Operating loss                                     (1,362,000)      (1,086,000)      (3,291,000)        (966,000)
                                                 ------------     ------------     ------------     ------------

Other income (expense):
       Interest income                                  7,000            2,000           22,000            4,000
       Interest expense and other, net                (65,000)          (3,000)        (126,000)         (10,000)
                                                 ------------     ------------     ------------     ------------
                                                      (58,000)          (1,000)        (104,000)          (6,000)
                                                 ------------     ------------     ------------     ------------
Loss before income taxes                           (1,420,000)      (1,087,000)      (3,395,000)        (972,000)

Income tax expense                                      1,000                0                0            4,000
                                                 ------------     ------------     ------------     ------------


       Net loss                                  ($ 1,421,000)    $ (1,087,000)    $ (3,395,000)    $   (976,000)
                                                 ============     ============     ============     ============

Basic and diluted net loss per share             $      (0.14)    $      (0.11)    $      (0.33)    $      (0.10)
                                                 ============     ============     ============     ============

Weighted average number of common
           shares outstanding                      10,247,047        9,683,348       10,185,536        9,681,589
                                                 ============     ============     ============     ============

See notes to condensed consolidated financial statements.


                           OMNIS TECHNOLOGY CORPORATION AND SUBSIDIARIES
                          CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                                            (UNAUDITED)


                                                                       Six  Months Ended
                                                                           September 30,
                                                                   ---------------------------
                                                                      2000                 1999
                                                                  ------------         ------------
Cash flows from operating activities:
     Net loss                                                     $(3,395,000)         $  (976,000)
     Adjustments to reconcile net loss to net cash
        used in operating activities:
            Depreciation and amortization expense                     151,000              183,000
            Non cash compensation                                     538,000              555,000
            Change in assets and liabilities:
                Trade accounts receivable                            (224,000)              33,000
                Inventory                                              12,000              (10,000)
                Loss on disposal of property                             --                  1,000
                Other assets                                          203,000              268,000
                Accounts payable and accrued liabilities              497,000               33,000
                Deferred revenues                                      94,000               54,000
                                                                  -----------          -----------
     Net cash provided by (used in) operating activities           (2,124,000)             141,000
                                                                  -----------          -----------

Cash flows from investing activities:
     Purchases of property, furniture and equipment                  (206,000)             (70,000)
     Acquisition of software assets                                  (534,000)                --
     Proceeds from sale of fixed assets                                  --                  1,000
                                                                  -----------          -----------

        Net cash used in investing activities                        (740,000)             (69,000)
                                                                  -----------          -----------

Cash flows from financing activities:
     Proceeds from incentive stock option exercise                    110,000                2,000
     Proceeds from stock issuance                                        --                 39,000
     Additions of debt                                              2,107,000              121,000
     Repayments of debt                                               (54,000)             (72,000)
                                                                  -----------          -----------

        Net cash provided by financing activities                   2,163,000               90,000
                                                                  -----------          -----------

Effect of exchange rate changes on cash                                84,000              (70,000)
                                                                  -----------          -----------

Net increase (decrease) in cash and cash equivalents                 (617,000)              92,000
Cash and cash equivalents at beginning of period                    1,238,000              271,000
                                                                  -----------          -----------

Cash and cash equivalents at end of period                        $   621,000          $   363,000
                                                                  ===========          ===========

Supplemental non-cash disclosure:
Issuance of common stock for software system                      $   900,000                 --
                                                                  ===========          ===========

                  OMNIS TECHNOLOGY CORPORATION AND SUBSIDIARIES
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS


1.   The  unaudited   financial   information   furnished  herein  reflects  all
     adjustments, consisting only of normal recurring items, which in the opinion of management are necessary to fairly state the Company's financial position, the results of its operations and the changes in its financial position for the periods presented. These financial statements should be read in conjunction with the Company's audited financial statements for the year ended March 31, 2000. The results of operations for the period ended September 30, 2000 are not necessarily indicative of results to be expected for any other interim period or the fiscal year ending March 31, 2001.

2. The Company has adopted Statement of Financial Accounting Standards No. 128, "Earnings per Share" (SFAS 128). SFAS 128 requires a dual presentation of basic and diluted EPS. Basic EPS excludes dilution and is computed by dividing net income (loss) by the weighted average of common shares outstanding for the period. Diluted EPS reflects the potential dilution that could occur if securities and other contracts to issue stock were exercised or converted into common stock, unless the effect of such securities would be anti-dilutive. As of September 30, 2000, the Company had 1,690,910 potentially dilutive securities outstanding.

                                                           Six Months Ended
                                                             September 30
                                                   ----------------------------

                                                        2000            1999
                                                        ----            ----

Revenue by geographic region (1):
     Revenue from North America                     $   793,000     $   961,000
     Revenue from Europe                              1,279,000       1,595,000

     Total                                          $ 2,072,000     $ 2,556,000
                                                    ===========     ===========

Operating loss by geographic region (1):
     From North America                             $(2,963,000)    $  (752,000)
     From Europe                                       (328,000)       (214,000)

     Total                                          $(3,291,000)    $  (966,000)
                                                    ===========     ===========


(1) Revenues are broken out geographically by ship from location.

COMPREHENSIVE INCOME (LOSS)

Comprehensive income includes changes in the balance of items that are reported directly in a separate component of stockholders' equity on the condensed consolidated balance sheets. The reconciliation of net loss to comprehensive loss is as follows.


                                              Three Months Ended            Six Months Ended
                                                 September 30                 September 30
                                                 ------------                 ------------

                                             2000           1999           2000           1999
                                             ----           ----           ----           ----
Net loss:                                $(1,421,000)   $(1,087,000)   $(3,395,000)   $  (976,000)
Other comprehensive (loss) gain
     Foreign currency translation
     adjustments                              69,000        (20,000)        19,000        (57,000)
                                         -----------    -----------    -----------    -----------

Total comprehensive income (loss)
                                         $(1,352,000)   $(1,107,000)   $(3,376,000)   $(1,033,000)
                                         ===========    ===========    ===========    ===========


INTANGIBLES

Intangibles includes the purchase of a software system which occurred in May 2000. The costs from this software system is amortized over its useful life estimated to be three years. Also, included is approximately $200,000 in legal fees related to an acquisition.

LONG TERM DEBT

The debt consists of a loan from a shareholder which is due September 30, 2002 and bears interests at ten percent.

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

Any of such statements and this discussion should be read in conjunction with the discussion of "Risk Factors" in this Item 2 and the Company's audited consolidated financial statements, including the notes thereto, included in its annual report for the fiscal year ended March 31, 2000, on Form 10-KSB filed with the Commission on June 29, 2000 and the amended 10-KSB filed with the Commission on July 31, 2000.

OVERVIEW

         The Company, through its operating subsidiaries, Omnis Software Inc., a California corporation, Omnis Holdings Limited and Omnis Software Limited, limited liability companies organized under the laws of England, and Omnis Software GmbH, a German corporation, develops software tools and delivers consulting services. The Company's products are designed to allow customers to develop software solutions which can be continuously enhanced to respond to changing business and technical needs. The Company's products support the full life cycle of applications and are designed for rapid development and deployment of sophisticated Web and client/server applications, providing true reuse of software objects and the ability to integrate objects from disparate programming languages on a number of different operating system platforms. The Company's products are used by corporations, system integrators, independent software vendors, small businesses, and independent consultants to deliver custom software solutions for a wide range of uses including financial management, decision support, executive information, sales and marketing, and multi-media authoring systems. In addition to these products, the Company provides technical support and training to help plan, analyze, implement, and maintain application software based on the Company's technology.

         The Company was incorporated under the laws of the State of Delaware on August 5, 1987 pursuant to a reorganization of predecessor companies originally incorporated under the laws of England in 1983.

Recent Developments

         On August 23, 2000 the Company  entered into an  Agreement  and Plan of
Merger (the "Merger Agreement") with PickAx, Inc., a Delaware corporation ("Pick"), one of the stockholders of Pick, Gilbert Figueroa, and Raining Merger Sub, Inc. ("Merger Sub"), a Delaware corporation and wholly owned subsidiary of Omnis. Pursuant to the Merger Agreement (attached hereto as an Exhibit) Merger Sub, will be merged with and into Pick. Pick as the surviving corporation will become a wholly-owned subsidiary of Omnis. Shareholder approval is required for consummation of the merger. A Preliminary Proxy Statement for a special meeting of the Shareholders was filed with the SEC on October 26, 2000. A revised Preliminary Proxy Statement will be filed with the SEC on about November 6, 2000. The Company's shareholders will be asked to approve the merger at the special meeting.

         There have numerous changes to the Company's work force and composition of the Board of Directors.

         On September 22, 2000, the Board decided to reduce the Company's employee work force. Between August 30, 2000 and October 6, 2000 approximately twenty employees were terminated thereby reducing the work force by approximately 29%.

         On August 14, 2000, Mr. James Dorst resigned as a director of the Company and Bryan Sparks was elected by the Board of Directors as a director to fill the vacancy created by the resignation of Mr. Dorst. On September 22, 2000 Mr. Bryce J. Burns was appointed as the Chairman of the Board of the Company. On October 16, 2000 Mr. Dorst also resigned as the Chief Operating Officer and Chief Financial Officer to the Company. The Company has not hired a successor to replace Mr. Dorst but intends to identify and hire a successor Chief Financial Officer as soon as practicable.

         On August 23, 2000 the Company also obtained $750,000 in additional loans from three private parties (the "Lenders") pursuant to the terms of a Note Purchase Agreement. The Company issued three unsecured promissory notes to the Lenders in connection therewith (the "Notes"). The Notes bear interest at 4% per annum and shall be automatically converted into shares of common stock of the Company on the second anniversary of the date of issuance thereof at a conversion price equal to $6.17 per share. The Notes are also convertible at any time at the option of the holders thereof at the same conversion price per share. Subsequently, in September, 2000, the Company borrowed an additional $250,000 from The Philip and Debra Barrett Charitable Remainder Trust (the "Trust"). Philip Barrett, a director of the Company, is the trustee and a beneficiary of the Trust. The Company issued an unsecured promissory note to the Trust in connection with the loan (the "Barrett Note"). The Barrett Note is due and payable two years from the date of issuance and bears interest at 10% per annum. A future credit facility may be difficult to obtain with the Company's historical operating results. In order to obtain additional funds in the future for its continued operation, the Company will need to seek additional equity or debt capital. Other major shareholders have expressed the willingness to provide additional funds but no legally binding commitment has been made.

         On September 22, 2000, the Board of Directors determined that the Company would seek to raise additional equity capital prior to December 31, 2000 of between $5 Million to $10 Million by means of a private placement of common stock of the Company at an issue price in the range of $6 per share. There is no assurance that the Company will be able to raise such additional capital on commercially reasonable terms, if at all. In addition, the raising of any such capital would be dilutive to the Company's stockholders.

RESULTS OF OPERATIONS FOR THE THREE AND SIX MONTHS ENDED SEPTEMBER 30, 2000 AND SEPTEMBER 30, 1999

Total Net Revenues

         Total net revenues for the six months ended September 30, 2000, were $2,072,000, representing a decrease of 18.9% as compared to total net revenues of $2,556,000 for the six months ended September 30,1999. This decrease is due primarily to the reduction in selling price of development kits and runtimes and the repositioning of the OMNIS Studio product line.

         Total net revenues for the three months ended September 30, 2000, were $1,086,000, representing a decrease of 8% as compared to total net revenues of $1,184,000 for the three months ended September 30, 1999. The change is due to the reduction in selling price of development kits and runtimes and the repositioning of the OMNIS Studio product line.

         Product revenues decreased during the six months ended September 30, 2000, to $1,665,000 from $2,052,000 in the six months ended September 30, 1999. This decrease is due to a reduction in sales price of OMNIS Studio development kit and license fees to motivate existing customers to upgrade from Omnis as well as attract new developers.

         Product revenues decreased during the three months ended September 30, 2000, to $851,000 from $948,000 in the three months ended September 30, 1999. This decrease is due to a reduction in sales price of Omnis Studio development kit and license fees to motivate existing customers to upgrade from Omnis 7 as well as attract new developers.

         Service revenues for the six months ended September 30, 2000 decreased 19.2% to $407,000 from $504,000 for the six months ended September 30, 1999. The majority of this decrease is due to the Company's decision to phase out its consulting offerings. Maintenance revenue, which primarily consists of email and telephone support to the Company's customers, decreased slightly during the period ending September 30, 2000, due to the decrease in the annual support fee being charged to customers.

         Service revenues for the three months ended September 30, 2000 decreased only by $1,000 to $235,000 from $236,000 for the three months ended September 30, 1999.

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

         Cost of Product Revenues.

         Cost of product revenues as a percentage of product revenues decreased from 3.2% in the six months ended September 30, 1999 to 2.7% in the six months ended September 30, 2000 as a direct result of the decrease in average sales price of the Company's products.

         Cost of product revenues as a percentage of product revenues decreased slightly from 2.8% in the three months ended September 30, 1999 to 1.3% in the three months ended September 30, 2000.

         Cost of Services Revenues.

         Cost of service revenues increased as a percentage of service revenues from 19.4% in the six months ended September 30, 1999, to 92.76% in the six months ended September 30, 2000. This is due to the establishment of a technical support department in the US this year that offers real time telephone support to its North American customers. Previously, only email support was available from the engineering office in the United Kingdom.

         Cost of service revenues increased as a percentage of service revenues from 18.6% in the three months ended September 30, 1999, to 62% in the three months ended September 30, 2000. This is due to the establishment of a technical support department in the US this year that will offer real time telephone support to its North American customers. Previously, only email support is available from the engineering office in the United Kingdom.

         Selling and Marketing Expenses.

         Sales and marketing expenses increased to $2,529,000 for the six months ended September 30, 2000 as compared to $1,099,000 for the six months ended September 30, 1999. The increase in sales and marketing expenses was primarily due to increases in targeted advertising, direct mail programs, trade show participation and strategic marketing programs with partners.

         Sales and marketing expenses increased to $1,164,000 for the three months ended September 30, 2000 as compared to $569,000 for the three months ended September 30, 1999. The increase in sales and marketing expenses was primarily due to increases in targeted advertising, direct mail programs, trade show participation and strategic marketing programs with partners.

         Research and Development Expenses.

         Research and development costs increased to $1,110,000 for the six months ended September 30, 2000, as compared to $906,000 for the six months ended September 30, 1999, primarily due to an increase of staff at its Research and Development Center in the United Kingdom. The Company continues to invest in the development of its newer product line, OMNIS Studio, aimed at sales opportunities that the Company believes will expand its installed base of customers.

         Research and development costs increased to $531,000 for the three months ended September 30, 2000, as compared to $521,000 for the three months ended September 30, 1999, primarily due to an increase of staff at its Research and Development Center in the United Kingdom. The Company continues to invest in the development of its newer product line, OMNIS Studio, aimed at sales opportunities that the Company believes will expand its installed base of customers.

         General and Administrative Expenses.

         General and administrative expenses decreased to $1,301,000 for the six months ended September 30, 2000, as compared to $1,352,000 for the six months ended September 30,1999. General and administrative expense for the six months ended September 30, 2000 included the recognition of non-cash compensation expense of $538,000 that resulted from the issuance of certain options at below fair market value, offset by reductions in head count in the quarter ended September 30, 2000.

         General and administrative expenses decreased to $596,000 for the three months ended September 30, 2000, as compared to $1,109,000 for the three months ended September 30, 1999. General and administrative expense for the three months ended September 30, 2000 included the recognition of non-cash compensation expense of $269,000 that resulted from the issuance of certain options at below fair market value. During the three months ended September 30, 1999, non-cash compensation expense of $555,000 was recognized.

         Other Income (Expense), Net.

         Other income (expense) is comprised primarily of interest income earned on cash and cash equivalents, interest expense, and any gain or loss on foreign currency transactions. Interest income increased to $7,000 for the three months ended September 30, 2000, from $2,000 for the three months ended September 30, 1999, primarily due to higher average balances of cash and cash equivalents.

         Interest expense increased to $65,000 for the three months ended September 30, 2000, from $3,000 for the three months ended September 30, 1999 primarily due to the $3.0 million promissory note obtained from a significant stockholder and an aggregate of $1.0 million promissory notes obtained from others.

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

         Liquidity and Capital Resources.

         For the six months ended September 30, 2000, the net operating use of cash was fueled by a net loss of $3,395,000, a change in net current assets of $582,000, depreciation and amortization expense of $151,000 and the amortization of non-cash compensation expense of $538,000. Net cash used by investing activities was used to purchase $206,000 in furniture and computer equipment and $543,000 for expenses related to the acquisition of software assets to enhance the Omnis product line for a net use of $140,000. Cash flows from financing activities were provided by $2,107,000 additional borrowings under the Astoria Note noted above, $900,000 in proceeds from the issuance of common stock and $110,000 from the exercise of stock options offset by $54,000 repayment of debt. These total changes combined with a $84,000 cash provided from the effect of exchange rates for six month period contributed to a net decrease in cash for the period of $617,000.

         At September 30, 2000, the Company's principal sources of liquidity consisted of cash and cash equivalents of $621,000. The Company's working capital position was a deficit of $1,086,000 at March 31, 2000 and a deficit of $2,347,000 at June 30, 2000 compared to a deficit of $3,347,000 at September 30, 2000.

         On September 22, 2000, the Board of Directors determined that the Company would seek to raise additional equity capital prior to December 31, 2000 of between $5 Million to $10 Million by means of a private placement of common stock of the Company at an issue price in the range of $6 per share. There is no assurance that the Company will be able to raise such additional capital on commercially reasonable terms if at all. In addition, the raising of any such capital would be dilutive to the Company's stockholders.

         The Company does not currently have an established line of credit with a commercial bank and has funded operations over the past several months by means of the $3 million working capital facility provided by Astoria Capital Partners, LP, a California limited partnership ("Astoria"). On August 23, 2000 the Company also obtained $750,000 in additional loans from three private parties (the "Lenders") pursuant to the terms of a Note Purchase Agreement. The Company issued three unsecured promissory notes to the Lenders in connection therewith (the "Notes"). The Notes bear interest at 4% per annum and shall be automatically converted into shares of common stock of the Company on the second anniversary of the date of issuance thereof at a conversion price equal to $6.17 per share. The Notes are also convertible at any time at the option of the holders thereof at the same conversion price per share. Subsequently, in September, 2000, the Company borrowed an additional $250,000 from The Philip and Debra Barrett Charitable Remainder Trust (the "Trust"). Philip Barrett, a director of the Company, is the trustee and a beneficiary of the Trust. The Company issued an unsecured promissory note to the Trust in connection with the loan (the "Barrett Note"). The Barrett Note is due and payable two years from the date of issuance and bears interest at 10% per annum. A future credit facility may be difficult to obtain with the Company's historical operating results. In order to obtain additional funds in the future for its continued operation, the Company will need to seek additional equity or debt capital. Astoria and other major shareholders have expressed the willingness to provide additional funds but no legally binding commitment has been made.

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

         Intellectual Property.

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

         Changes in Pricing Structure.

         The Company announced a reduction in certain portions of its pricing structure for fiscal year 2000 and beyond. There is no guarantee that this reduction in price will lead to increased unit volume or other additional revenue streams to replace this lost revenue, which could lead to a significant cash flow strain on the core operations of the Company. Additionally, the Company is relying on increased revenues related to its new OMNIS Studio product line, which have not generated revenues as originally projected by the Company. There is no assurance that this product line will generate the revenues needed to sustain the Company in coming quarters and beyond. The Company has committed to decreasing sales conflicts with its partners particularly in the service revenue area and has already taken a number of steps in this regard. This has had and will continue to have a negative effect on service revenues as compared to previous quarters and years. There can be no guarantee that the Company will be able replace the decreasing service revenues with new product revenues.

INDUSTRY AND TRENDS

         Evolution of Enterprise Computing

         The evolution of computing has been characterized by several distinct stages. In the 1970s, main-frame and minicomputer systems with character-oriented user terminals emerged as the principal structure for enterprise computing. This was followed in the 1980s by the introduction of personal computers and workstations which primarily addressed personal productivity applications such as word processing and spreadsheets. In the late 1980s, local and enterprise-wide networks connecting these desktop systems became increasingly prevalent, initially for accessing file storage archives (Me servers) and electronic mail communications.

         Building on this infrastructure, client/server computing emerged as an important new architecture for corporate computing in the early 1990s. In the client/server computing model, application software is divided into two components: a "client" handling functions such as the user interface, local data storage, manipulation and presentation, and a "server" handling tasks such as data management and access, storage, and retrieval for multiple clients. Typically, the client software runs in a single-user desktop system, while the server operates utilizing a shared mainframe or workstation, and messages linking client and server are exchanged through connecting networks. These networks could be either Local Area Networks ("LANs") or Wide Area Networks ("WANs") with the distinction being intuitive; LANs generally connected clients together with a server within a building or department while WANs typically utilized dedicated communication lines and linked remote facilities together over greater distances.

         In the last several years the Internet has become a viable alternative to dedicated communication lines for the dissemination and collection of information, with clients accessing data from remote servers using applications known as "browsers" via the Internet. Virtual Private Networks ("VPNs") where individual clients can access departmental and enterprise servers have become commonplace. The existence of this new infrastructure has led to an explosion in electronic commerce, the development of electronic communities and "Portals" and password protected corporate "Intranets" for the secure transmission of critical corporate information.

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

         Object-oriented programming environments, such as Omnis Studio software, allow the development of object components that are easy to use, modify, and re-use so that developers do not need to commit to lengthy and complex development of applications. This permits businesses to support their most recent product offerings and corporate positioning by deploying and modifying applications more rapidly and efficiently.

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

--   Databases (e.g., DB2, Oracle, Informix, Sybase and SQL); `

--   Object Types built using the C++ and other programming languages; and

-- Component Formats (e.g., ActiveX from Microsoft Corporation ("Microsoft") and Java Beans from JavaSoft and others).

Products

         Omnis 7(3) has been the Company's main product line for many years and continues to be a major source of revenue. Omnis Studio is an enhanced object-oriented product offering with technical features and cross-platform capabilities which exceed those of Omnis 7(3).

Omnis 7(3)

         Omnis 7(3) (the "Classic") is the Company's long standing product fine, covering the full range of application development and deployment needs from prototyping through build and release. Omnis 7(3) is a high performance tool for rapid development of business enterprise applications that has established a large customer base. With its cross-platform, cross-database capabilities, the Company expects this product to continue to generate some level of demand among programmers and developers of client/server software for at least the next 18 months.

         Written in C++, the Classic product was widely embraced by the Company's customers, partners, and VARs. The Company has continued to develop, support and upgrade Omnis 7(3) , but recently announced its intention to drop enhancements to the product in the Fall of 2001. Management believes that for the near-term there continues to be worldwide demand for a low-cost, high performance procedural application development tool for business enterprise applications in client/server and Internet environments, but that, in the longer term, customers would be best served by migrating to the Omnis Studio product.

         The Classic product family includes several products: the Omnis 7(3) development environment, Omnis Change Management System, and Omnis Version Control System, which together address a wide range of team and application management tasks, including version tracking and control, change management, and turnkey build-and-release functionality. The Classic product line also includes Web enabling functionality that allows users of Omnis 7(3) to adapt their applications for the Internet. Web Enabler supports leading industry standards, including SMTP/POP3, FTP, HTTP, TCP/IP, and HTML, along with GIF and JPEG Me formats. The license fees and pricing for the Classic remain unchanged and varies with the configuration of the product licensed. List prices range from $585 to $1,499.

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

         Omnis Studio

         Omnis Studio is the Company's premium product line and was the first commercially available application development tool which integrated ActiveX and Java

Beans components. Omnis Studio is an object-oriented rapid application development tool, offering easy visual assembly of components and objects. Key features of Omnis Studio include cross-platform support for Windows 95, Windows 98, Windows NT, Windows 2000, MacOS and Linux; local and portable data caching; a powerful code inspector; a versatile report writer; a multiple-mode debugger; and support for localization and multilingual implementation. At the time of this filing Omnis Studio was the only known commercially released rapid application development tool which runs on all of the foregoing platforms.

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

         The Omnis Studio Web Client was released in April 1999 and provides a novel way of deploying business solutions on the World Wide Web. Web solutions are written using Omnis Studio, bringing all the benefits of a 4GL to the Internet, such as rapid prototyping, easy customization, and straightforward debugging. With Omnis Studio, web forms are developed using drag and drop techniques and helpful wizards, and can include controls like dropdown lists, tabs and sidebars to ease navigation through the solution in a web browser. The server application is developed using standard Omnis technology. Once developed, the solution can be efficiently set up. The server runs an Omnis engine that sits between the web server and the database, and Omnis applications can be viewed on the Internet using a standard web browser, such as newer versions of Microsoft Internet Explorer or Netscape Navigator.

Business Strategy

         The Company's product development strategy is to continue to develop sophisticated application development tools to enable businesses to build mission-critical software applications which have the following characteristics:

o Provide integration with existing systems and execute across a variety of platforms and databases.

o Allow the extension of the Client/Server model across the Internet into the ASP and emerging WAP markets.

o Deliver superior object-oriented functionality at a lower cost than any of its competitors.

o Enable its customers to provide solutions faster than the Company's competitors.

o Encourage the development of reusable program components and reduce the cost of solution delivery.

         The Company's growth strategy is focused on continuing to garner revenue from its existing customer base, reconnecting with corporate customers lost during the past several years and at the same time attracting a large number of new customers. The Company has a very loyal core group of software developers among its customer base, many of whom have used the Company's products for several years and who are interested in expanding the number of applications which are developed using the Company's products. In order to capitalize on the commitment of existing customers as well as introducing Omnis Studio to new developers the Company has implemented the following:

o In recognition of the importance of the initial user installation experience Omnis has significantly improved the ease of installation by providing a more intuitive interface and by creating Wizards (i.e. our "Application Builder") to illustrate how quickly meaningful applications can be created.

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

o A tactical marketing effort which emphasizes efficient advertising in targeted developer communities and attendance at appropriate trade shows. This provides the Company with exposure to the potential customer base and, combined with leads generated from downloads; at our website, provides a database of sales leads that our inside sales team can pursue. The North American team also prequalifies corporate opportunities for appropriate follow-up by our North American technical sales team. The Company believes its Omnis Studio products are easy to use and easy to learn and enable developers to assemble their applications with drag-and-drop ease via an elegant and intuitive user interface. The Company believes that the practical and visual interface of Omnis Studio, along with its component and web integration, allows developers from many different backgrounds and skill levels to build more types of applications more quickly and less expensively by following common rules for assembly.

         The license fees for Omnis Studio Developer Kits were substantially reduced in fiscal year 2000 and generally have a United States list price of $149. The Company has shifted its revenue model to a support-based program, with a variety of supported developer programs priced at an annually renewable fee of $999.

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

o Preferred Partner Program - Incubator "graduates" and established Studio developers can participate in the Preferred Program offering many of the same benefits of the Incubator Programs with additional functionality In particular, Preferred Partners have access to more robust Omnis Studio enhancements and externals, appropriate for the more experienced user.

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

o Linux Marketplace: We are focusing marketing efforts on capturing the new Linux software developer community. We believe this represents a new wave of younger developers who will soon be writing significant enterprise applications. Presently Omnis Studio is the only known commercially released rapid application development tool that runs on Windows, MacOS and Linux operating systems.

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

Marketing

         In fiscal 2000, the Company substantially increased both its Marketing team and its expenditure on Marketing.

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

         Current initiatives include leveraging the Company's first mover advantage in the Linux market through partnerships, aggressively promoting the Company's powerful web application deployment technology, and providing technical papers and collateral material to support the new developer programs and pricing infrastructure that were introduced early this year.

Training Services

         As part of its global sales efforts, the Company offers professional training programs to its customers and prospective customers. These classes, held at various locations throughout the world, emphasize foundation skills (for the newer developer), advanced classes (for the more experienced developer) and classes designed to assist existing customers in the migration from 7(3) to Omnis Studio. Training services are offered as fundamental components of our Partner Programs as wen as to augment sales efforts. The Company believes that appropriate training programs in combination with ease of installation and use, low cost of initial adoption and web-based provision of additional developer services, will maximize the probability of future success.

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

Customers

         The Company has customers in a wide range of industries, including financial services, pharmaceuticals, manufacturing, telecommunications, aerospace, defense, and universities. In fiscal year 2000, one customer, Nortel, accounted for approximately 16.7 percent of total net revenues. No other customer accounted for more than 10 percent of total net revenues.

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

      2. Independent Software Vendors ("ISV"), Developers -- ISVs typically have written their own vertical application software which they sell as a complete package to end-user customers. This category would also include Value Added Resellers ("VARs") and software consulting companies who provide contract programming services to their customers.

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

         The Company markets its products to customers for the development, deployment, and management of Internet and client/server applications. The Company's license agreements with its customers typically contain provisions designed to limit the Company's exposure to potential product liability claims. It is possible, however, that the limitation of liability provisions contained in the Company's license agreements may not be effective as a result of existing or future federal, state or local laws, or ordinances or unfavorable judicial decisions. Although the Company has not experienced any product liability claims to date, the sale and support of its products by the Company may entail the risk of such claims, which are likely to be substantial in fight of the use of its products in business-critical applications. A successful product liability claim brought against the Company could have a material adverse effect upon the Company's business, operating results, and financial condition.

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

Intellectual Properties and Other Proprietary Rights

         The Company relies primarily on a combination of trade secret, copyright, and trademark laws and contractual provisions to protect its proprietary rights. In addition to trademark and copyright protections, the Company licenses its products to end users on a "right to use" basis pursuant to a perpetual license agreement that restricts use of products to a specified number of users. The Company generally relies on shrink-wrap or "click-wrap" licenses which become effective when a customer opens the package or downloads and installs software of its system. Because they are not negotiated with or signed by the licensees, in order to retain exclusive ownership rights to its software and technology, the Company generally provides its software in object code only, with contractual restrictions on copying, disclosure, and transferability. There can be no assurance that these protections will be adequate, or that the Company's competitors will not independently develop technologies that are substantially equivalent or superior to the Company's technology.

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

         The Company has filed a final patent application in the United States for certain of its Omnis Studio Web Client technologies and has instituted a procedure for preparing and filing additional provision and final patent applications as appropriate for its developing technologies. At this time the Company has not been granted any patents on any of its proprietary technologies and there is no assurance that any such patents will be granted. Patent protection may become important in the protection of the commercial viability of the Company's innovative products and the failure to obtain such patent protection could have an adverse effect on the commercial viability of such products. The Company's success therefore may in part depend on its ability to obtain strong patent protection or licenses to strong patents in the future. It is not possible to anticipate the breadth or degree of protection that patents would afford any product of the Company or the underlying technologies. There can be no assurance that any patents issued or licensed to the Company will not be successfully challenged in the future or that any Omnis product will not infringe the patents of third parties.

         The level of research and development efforts in areas related to the Omnis. products makes it possible that third parties will obtain patents or other proprietary rights that may be necessary or useful to its products. In recent years the practice of applying for and issuing software patents in the United States and other jurisdictions has accelerated and the scope and validity of such patents are frequently in dispute. In cases where third parties are the first to invent a particular product or technology, it is possible that such parties would obtain patents that would be sufficiently broad to prevent the Company from marketing the same or similar products. Although the Company is not presently aware that any patents necessary to its products have been issued for which licenses are not available to the Company, it is possible that applications for such patents have been made or that such patents have been issued. The scope and validity of such patents, if issued, the extent to which the Company may desire or need to obtain licenses under such patents, and the cost and availability of such licenses are currently unknown. There can be no assurance others may not independently develop or obtain technology similar to that of the Company.

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

                                     PART II

                                OTHER INFORMATION

ITEM 1.  Legal Proceedings

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

         In this connection the Company previously had sued Compass in 1994 for illegally infringing and distributing the Company's software products. This matter was settled with an agreement that Compass would pay certain amounts and would not make illegal copies of the Company's software in the future. Compass failed to pay the promised amounts when due. The Company then obtained a judgment for breach of contract against Compass. As part of its efforts to enforce its judgment against Compass, the Company purchased, at a judgment Hen sale, certain intangible property of Compass including the rights to the 1998 infringement suit brought by Compass ("Execution Sale"). Compass then requested the applicable trial court to set aside the Execution Sale. The trial court granted the request and the Company appealed the judgment. The court of appeals subsequently ruled in favor of the Company and directed the trial court to determine the amount of fees to be awarded to the Company. That amount has not yet been determined. The Company also filed a second lawsuit against Compass alleging additional acts of infringement for periods after 1994. A trial was conducted in this case before Judge Barbara J. Rothstein of the United States District court for the Western District of Washington. On July 25, 2000, the District Court ruled that Compass reproduced and distributed unauthorized copies of Omnis Software using duplicates of existing serial numbers. The Court awarded statutory damages to Omnis in the amount of approximately $150,000 in addition to injunctive relief and attorney fees from Compass. On October 20, 2000 a mediation hearing was conducted to review the amount of damages to be paid by Compass to Omnis. At the mediation Compass offered to pay approximately $25,000 in damages. Omnis is currently preparing a motion for judgment to collect the $150,000 judgment awarded in July, 2000 and for an additional $245,000 in legal fees.

BTN -- Germany Litigation. The Company entered into a professional development services agreement with BTN Versandhandel GmbH of Leiferde, Germany for the development of an Omnis application. The Company developed and delivered a version of the application to BTN. BTN failed to pay the Company as agreed, claiming there were flaws in the application and the project was suspended by the Company awaiting their payment. BTN commenced legal action against the Company in Germany claiming damages of approximately DM250,000 for failure to perform under the services agreement. The Company has countersued BTN claiming the balance owed under the contract of approximately DM60,000. The Company is defending against the BTN claim and is pursuing its counterclaim against BTN.

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

(a)      Exhibits:

3.1      Restated Certificate of Incorporation, as amended and corrected.(1)

3.2 Certificate of Amendment of Certificate of Incorporation dated February 9, 1999(2)

3.3      Certificate of Designations dated March 31, 1999, as corrected.(3)

3.4      Bylaws, as amended.(4)

10.1 Merger Agreement dated as of August 23, 2000 between the Company, PickAx, Inc., Gilbert Figueroa, and Raining Merger Sub, Inc.

27.1     Financial Data Schedule

      (1)Incorporated herein by reference to the Current Report on Form 8-K filed by the Company with the Commission on June 16, 1998.

      (2)Incorporated herein by reference to the Company's Annual Report on Form 10-KSB/A, as amended, for the fiscal year ended March 31, 1999, filed by the Company with the Commission on July 29, 1999.

      (3)Incorporated herein by reference to the Current Report on Form 8-K filed by the Company with the Commission on April 15, 1999.

      (4)Incorporated herein by reference to the Annual Report on form 10-KSB, as amended, for the fiscal year ended March 31, 1998, filed by the Company with the Commission on June 29, 1998.

(b) Reports on Form 8-K. No reports on Form 8-K were filed during the quarter ended September 30, 2000.

SIGNATURES


         In accordance with the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


Date: November 6, 2000

                                     OMNIS TECHNOLOGY CORPORATION
                                     (Registrant)


                                     /s/ GWYNETH GIBBS
                                     --------------------------

                                     Gwyneth Gibbs, President and Interim Chief
                                     Executive Officer