Form 10QSB
period 2000-12-31
RAINING DATA CORP
filed 2001-02-14
CIK 820738

                     U.S. SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                   FORM 10-QSB

(Mark One)

[X] Quarterly Report under Section 13 or 15(d) of the Securities Exchange
    Act of 1934

    For the quarter period ended December 31, 2000

[ ] Transition Report Pursuant to Section 13 or 15(d) of the Exchange Act

    For the transition period from ___________________ to ____________________

    Commission File number 0-16449


                            RAINING DATA CORPORATION
             (Exact name of registrant as specified in its charter)


        Delaware                                                 94-3046892
------------------------                                     -------------------
(State of Incorporation)                                       (IRS Employer
                                                             Identification No.)

                              17500 Cartwright Road
                                Irvine, CA 92614
                    (Address of principal executive offices)

                                 (949) 442-4400
                         (Registrant's telephone number)

                          Omnis Technology Corporation
                           (Registrant's former name)

Check whether the issuer: (1) has filed all reports required to be filed by
Section 13 or 15(d) of the Securities Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.
Yes [X]  No [ ]

As of February 12, 2001, there were 15,989,852 shares of registrant's Common Stock, $0.10 par value, outstanding.

                            RAINING DATA CORPORATION

                                      INDEX

                                                                        Page No.
                                                                        --------

                          PART I. FINANCIAL INFORMATION

Item 1.  Financial Statements:

         Consolidated Balance Sheets -
         December 31, 2000 (Unaudited) and March 31, 2000                3

         Consolidated Statements of Operations -
         Three and Nine Months ended December 31, 2000
         and 1999 (Unaudited)                                            4

         Consolidated Statements of Cash Flows -
         Nine Months ended December 31, 2000 and 1999 (Unaudited)        5

         Condensed Notes to Consolidated Financial Statements            6

Item 2.  Management's Discussion and Analysis of Financial
         Condition and Results of Operations                             9

         Unaudited Pro Forma Statement of Operations                    12

                           PART II. OTHER INFORMATION

Item 1.  Legal Proceedings                                              15

Item 2.  Changes in Securities and Use of Proceeds                      16

Item 4.  Submission of Matters to a Vote of Security Holders            17

Item 6.  Exhibits and Reports on Form 8-K                               18

         Signatures                                                     19

                          PART I. FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

                            RAINING DATA CORPORATION

                           CONSOLIDATED BALANCE SHEETS

                                                             December 31,          March 31,
                                                                2000                  2000
                                                            -------------         ------------
                                                             (Unaudited)
                                     ASSETS
Current Assets
  Cash and Equivalents .................................... $   1,524,000         $  1,238,000
  Trade Accounts Receivable-net ...........................     4,437,000              594,000
  Inventory ...............................................        26,000               26,000
  Other Current Assets ....................................       347,000              397,000
                                                            -------------         ------------
      Total Current Assets ................................     6,334,000            2,255,000

Property, Furniture and Equipment-net .....................     1,646,000              923,000

Goodwill-net ..............................................    84,201,000                   --
Other Assets ..............................................     1,297,000                   --
                                                            -------------         ------------
      Total Assets ........................................ $  93,478,000         $  3,178,000
                                                            =============         ============

                      LIABILITIES AND STOCKHOLDERS' EQUITY

Current Liabilities
  Note Payable ............................................ $      42,000         $     56,000
  Note Payable to Stockholder .............................            --            2,028,000
  Accounts Payable ........................................     2,090,000              460,000
  Accrued Liabilities .....................................     6,127,000              591,000
  Deferred Revenue ........................................     5,464,000              206,000
  Short Term Debt .........................................       426,000                   --
                                                            -------------         ------------
      Total Current Liabilities ...........................    14,149,000            3,341,000

Long Term Debt-net of discount ............................    16,378,000                   --
                                                            -------------         ------------
      Total Liabilities ...................................    30,527,000            3,341,000

Stockholders' Equity (Deficit)
  Preferred Stock: $1.00 par value; 300,000 shares
    authorized, issued, and outstanding ...................       300,000              300,000
  Common Stock: $0.10 par value; 30,000,000 shares
    authorized, 15,936,991 issued, and outstanding
    at December 31,2000; 10,035,238 issued and
    outstanding at March 31,2000 ..........................     1,594,000            1,004,000
  Paid-in Capital .........................................   118,725,000           50,374,000
  Deferred Compensation ...................................    (1,239,000)          (2,045,000)
  Accumulated Deficit .....................................   (56,449,000)         (50,082,000)
  Accumulative Other Comprehensive Income .................        20,000              286,000
                                                            -------------         ------------
      Total Stockholders' Equity (Deficit) ................    62,951,000             (163,000)
                                                            -------------         ------------
    Total Liabilities and Stockholders' Equity ............ $  93,478,000         $  3,178,000
                                                            =============         ============

See accompanying condensed notes to the consolidated financial statements

                            RAINING DATA CORPORATION

                 CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
                                   (UNAUDITED)

                                          Three Months Ended                Nine Months Ended
                                             December 31,                      December 31,
                                     ----------------------------     ----------------------------
                                         2000            1999             2000             1999
                                     ------------     -----------     ------------     -----------
Net Revenue
  Licenses                           $  1,532,000     $ 2,090,000     $  3,197,000     $ 4,142,000
  Services                              1,238,000         257,000        1,645,000         760,000
                                     ------------     -----------     ------------     -----------
      Total Net Revenues                2,770,000       2,347,000        4,842,000       4,902,000

Cost and Expenses
  Cost of License Revenues                193,000          38,000          238,000         105,000
  Cost of Service Revenues                328,000          46,000          706,000         144,000
  Selling and Marketing                 1,271,000         916,000        3,800,000       2,015,000
  Research and Development                590,000         560,000        1,700,000       1,465,000
  General and Administrative            2,961,000         356,000        4,262,000       1,154,000
                                     ------------     -----------     ------------     -----------
      Total Costs and Expenses          5,343,000       1,916,000       10,706,000       4,883,000
                                     ------------     -----------     ------------     -----------
Operating Income (Loss)                (2,573,000)        431,000       (5,864,000)         19,000
                                     ------------     -----------     ------------     -----------
Other Income (Expense)
  Interest Expense-net                   (386,000)         (1,000)        (490,000)         (2,000)
  Other Expense                           (13,000)         (4,000)         (13,000)         (8,000)
                                     ------------     -----------     ------------     -----------
                                         (399,000)         (5,000)        (503,000)        (10,000)
                                     ------------     -----------     ------------     -----------
Income (Loss) Before Income Taxes      (2,972,000)        426,000       (6,367,000)          9,000

Income Tax Benefit                             --          (5,000)              --          (1,000)
                                     ------------     -----------     ------------     -----------
Net Income (Loss)                    $ (2,972,000)    $   431,000     $ (6,367,000)    $    10,000
                                     ============     ===========     ============     ===========

Basic and Diluted
  Net Income (Loss) Per Share        $      (0.27)    $      0.04     $      (0.61)    $      0.00

Weighted Average Number of
  Common Shares Outstanding            11,107,974       9,844,050       10,493,016       9,735,742

See accompanying condensed notes to the consolidated financial statements.

                            RAINING DATA CORPORATION

                      CONSOLIDATED STATEMENTS OF CASH FLOW
                                   (UNAUDITED)

                                                                           Nine Months Ended
                                                                              December 31,
                                                                     ------------------------------
                                                                         2000               1999
                                                                     ------------       -----------
Cash Flows From Operating Activities
  Net Income (Loss)                                                  $ (6,367,000)      $    10,000
  Adjustments to Reconcile Net Income (Loss) to Net Cash
    Provided By Operating Activities:
    Depreciation and Amortization Expense                                 965,000           260,000
    Amortization of Deferred Compensation                                 806,000                --
      Change in Assets and Liabilities:
        Trade Accounts Receivable                                        (311,000)       (1,029,000)
        Other Current and Non Current Assets                              241,000           325,000
        Accounts Payable and Accrued Liabilities                       (1,795,000)          582,000
        Deferred Revenue                                                  668,000            45,000
                                                                     ------------       -----------
          Net Cash Provided By (Used In) Operating Activities          (5,793,000)          193,000
                                                                     ------------       -----------

Cash Flows from Investing Activities
  Purchase of Property, Furniture, Equipment and Other Assets            (486,000)          (92,000)
  Acquisition of Pick Ax, net of cash acquired                            461,000                --
                                                                     ------------       -----------
          Net Cash Used in Investing Activities                           (25,000)          (92,000)
                                                                     ------------       -----------
Cash Flows from Financing Activities
  Proceeds from Exercise of Incentive Stock Options                       260,000             2,000
  Net Proceeds from Issuance of Stock                                   4,062,000            89,000
  Proceeds from Issuance of Debt                                        2,102,000           622,000
  Repayment of Debt                                                       (54,000)         (122,000)
                                                                     ------------       -----------
    Net Cash from Financing Activities                                  6,370,000           591,000
                                                                     ------------       -----------
Effect of exchange rate changes on cash                                  (266,000)          (84,000)
                                                                     ------------       -----------

Net Increase in Cash and Equivalents                                      286,000           608,000
Cash and Equivalents at the Beginning of Period                         1,238,000           271,000
                                                                     ------------       -----------
Cash and Equivalents at End of Period                                $  1,524,000       $   879,000
                                                                     ============       ===========

Schedule of Non Cash Investing and Financing Activities
  Issuance of Common Stock for Software Assets                       $    900,000       $        --
  Issuance of Common Stock, Warrants and Employee Stock                        --
    Options in Connection with the Acquisition of PickAX               52,883,000
  Conversion of Debt to Common Stock                                    7,375,000                --
  Stock Warrants Issued in Connection with the Issuance of Debt         3,460,000                --

See accompanying condensed notes to the consolidated financial statements.

                            RAINING DATA CORPORATION

              CONDENSED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                December 31, 2000
                                   (Unaudited)

1.  INTERIM FINANCIAL STATEMENTS

    The unaudited interim consolidated financial information furnished herein reflects all adjustments, consisting only of normal recurring items, which in the opinion of management are necessary to fairly state the Company's financial position, the results of its operations and the changes in its financial position for the periods presented. Certain information and footnote disclosures, normally included in financial statements prepared in accordance with accounting principles generally accepted in the United States of America, have been omitted pursuant to such SEC rules and regulations; nevertheless the management of the Company believes that the disclosures herein are adequate to make the information presented not misleading. These financial statements should be read in conjunction with the Company's audited financial statements for the year ended March 31, 2000. The results of operations for the period ended December 31, 2000 are not necessarily indicative of results to be expected for any other interim period or the fiscal year ending March 31, 2001.

    On December 1, 2000, the Company completed the Agreement and Plan of Merger with PickAX, Inc. ("PickAX") which had been announced on August 23, 2000, in a transaction that has been accounted for using the purchase method of accounting (See Notes 4 and 5). PickAX, through its subsidiary Pick Systems, markets a unique multi-dimensional database management system which includes a comprehensive set of traditional 3rd generation software development tools.

    Consequently, the consolidated financial statements include the operations of PickAX for the month of December 2000, and the operations of Omnis Technology Corporation for the three and nine months ended December 31, 2000.

    As part of the transaction, the name of the Company was changed from Omnis Technology Corporation to Raining Data Corporation.

2.  REVENUE RECOGNITION

    License revenue is recognized at the time the licensed products are shipped in accordance with SOP 97-2. Service revenue is recognized ratably over the life of the service contract, which is usually a 12-month period. Deferred revenue represents the amount yet to be earned by the Company over the balance of the service contract.

3.  ACCRUED LIABILITIES

    Accrued liabilities consists of the following:

                                              December 31,     March 31,
                                                  2000           2000
                                              -----------      ---------
                                              (Unaudited)

    Accrued Salaries and Benefits             $  607,000       $454,000
    Accrued Severance                            970,000             --
    Discontinued and redundant facilities
      and contracts                            2,883,000             --
    Other Accrued Expenses                     1,667,000        137,000
                                              ----------       --------
    Total                                     $6,127,000       $591,000
                                              ==========       ========

4.  BUSINESS ACQUISITIONS

    On December 1, 2000, the Company completed its acquisition of PickAX, the parent company of Pick Systems. Pick Systems was formed in 1982 and markets a unique multi-dimensional database management system which includes a comprehensive set of traditional 3rd generation software development tools.

    The consideration paid by the Company to PickAX stockholders in connection with the Merger consisted of approximately 2,847,969 newly issued shares of the Company's common stock in exchange for all of the outstanding stock of PickAX, subject to a holdback of 10 percent of such shares in the event the revenues of the combined companies do not reach certain specified levels. In addition, the Company assumed preexisting PickAX employee stock options for 3,022,000 shares of PickAX common stock, which options were exchanged for options for 1,538,682 shares of the Company's common stock at an equivalent option exercise price.

    As a condition to the acquisition, the Company also agreed to issue warrants for 2,201,353 shares of the Company's common stock in exchange for preexisting warrants for 4,323,500 shares of PickAX common stock, also subject to a holdback of 10 percent of the shares represented by such warrants in the event the revenues of the combined companies do not reach certain specified levels. All such exchanges in the acquisition were based upon a negotiated exchange ratio of 0.50916 shares of the common stock of the Company for each one share of PickAX common stock. In addition, a promissory note previously issued by PickAX to Astoria Capital Partners, L.P. ("Astoria") in the amount of $18,525,000 in principal and accrued interest was exchanged for a new promissory note made by the Company in that amount of principal and accrued interest, and Astoria also received warrants to purchase an additional 500,000 shares of the Company's common stock at an exercise price of $7.00 per share.

    The shares issued by the Company in the acquisition were valued at $8.37 per share as of August 23, 2000, the date the Company announced the terms of the transaction. The value of the shares reserved by the Company for the PickAX options and warrants ranged from $5.42 per share to $8.00 per share using the Black-Scholes option model for unvested options and warrants and the intrinsic value method for vested options. The total value of the shares, options, and warrants of $52,883,000 plus the net liabilities assumed of $8,267,000 resulted in goodwill of $61,150,000.

    In connection with the acquisition, Astoria also exercised a separate stock warrant relating to a credit facility promissory note entered into by the Company in December 1999 in the total amount of $3,227,000 in principal and accrued interest. The stock warrant was fully exercised by Astoria at the closing of the Merger in exchange for 645,467 shares of Common Stock of the Company, at an agreed exercise price of $5 per share, by cancellation of such promissory note. This exercise price was above the per share closing price of the Common Stock on November 30, 2000. The exercise of the warrant and the cancellation of the promissory note were conditions precedent to the acquisition.

5.  GOODWILL

    Goodwill at December 31, 2000 includes $61,150,000 from the stock acquisition of PickAX by the Company on December 1, 2000, $20,101,000 in goodwill resulting from the PickAX acquisition for cash of Pick Systems in March, 2000, and $4,347,000 in goodwill from two Pick Systems' acquisitions. Pick Systems purchased the assets of JES & Associates, Inc. for cash in July 2000. JES & Associates specializes in training and education for multi-dimensional database software systems and the Pick database software. In August 2000 Pick Systems purchased the customer service contracts of General Automation for cash. General Automation was the last remaining royalty-paying licensee of Pick Systems' products. All goodwill is being amortized over ten years.

6.  FINANCIAL STATEMENTS OF ACQUIRED COMPANY

    Historical financial information for PickAX is included in the Omnis Technology Corporation Definitive Proxy statement dated November 16, 2000 and is incorporated herein by reference.

7.  ADDITIONAL PROCEEDS FROM RELATED PARTIES

    Prior to and as a condition of the acquisition of PickAX discussed in Note 4 above, Astoria converted the principal and accrued interest on a note totaling $3,227,000 into 645,467 shares of the Company's common stock.

    Following the acquisition of PickAX, the Company sold an additional 991,818 shares of its common stock to Astoria and two individuals unrelated to Astoria at $4.125 per share, which was the closing price on November 30, 2000, less issuance cost of approximately $29,000. In addition, Astoria converted another note due from the Company totaling $4,148,000 in principal and accrued interest, which was due and payable on November 30, 2000, into 1,005,548 shares of the Company's common stock. As of December 31, 2000, Astoria held approximately 46% of the Company's common stock on a fully diluted basis.

8.  DEBT

    In August 2000, the Company obtained $750,000 in unsecured promissory notes from three private parties unrelated to the Company. The notes bear interest at 4% per annum. The two-year term notes and any accrued interest are convertible into the Company's common stock at $6.17 per share.

In September 2000, the Company obtained $250,000 in unsecured promissory notes from a trust; a beneficiary and trustee of which was then a Director of the Company. The two-year note bears interest at 10% per annum.

In November, 2000 as part of the PickAX acquisition, the Company entered into a new two year term promissory note for $18,525,000 with Astoria in exchange for PickAX's promissory note totaling $18,525,000 in principal and accrued interest to Astoria. The new note has an annual interest rate of 8% and is secured by substantially all of the Company's assets. In consideration for this exchange the Company issued 500,000 warrants to purchase its common stock with an exercise price of $7.00 per share which the Company valued at $6.92 per share using the Black-Scholes option pricing model. The Company has recorded these warrants as a discount to the new note of $3,460,000. The note due Astoria is secured by all the tangible and intangible assets of the Company.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

        This Item 2, as well as other portions of this document, contains forward-looking statements about the Company's business, revenues, expenditures and operating and capital requirements, changes in operations, integration of the recent acquisition of PickAX, products, cost savings and reductions, market, and ability to raise capital in the future. In addition, forward-looking statements may be included in various other Company documents to be issued concurrently or in the future and in oral or other statements made by representatives of the Company to investors and others from time to time. Forward-looking statements are subject to risks and uncertainties which could cause actual results to differ materially from predicted results.

        Such risks include, among others, that the Company may not be able to integrate the technologies, products, and operations of the two companies in a timely and effective way; that the Company may not be able to achieve the cost reductions or eliminate the duplicate and redundant facilities and contracts; that the Company may not introduce new or improved products in a timely fashion or at all; that the marketplace may not accept any new or improved products; that the presence of competitors with greater technical, marketing and financial resources may significantly limit the growth and impact of the Company; or that the Company may not be able to retire the debt due in two years.

        The outline of risks mentioned above and this discussion should be read in conjunction with the discussion of "Risk Factors" in this Item 2 and the Company's audited consolidated financial statements, including the notes thereto, included in its annual report for the fiscal year ended March 31, 2000, the quarterly Form 10-QSB for the quarters ending June 30, 2000, and September 30, 2000, and the Definitive Proxy Statement filed with the commission on October 23, 2000.

OVERVIEW

        The Company (formerly known as Omnis Technology Corporation) is now in the process of completing the product and operational changes brought about by the acquisition of PickAX, the parent company of Pick Systems, on December 1, 2000.

        The Company develops Rapid Application Development (RAD) software tools, multi-dimensional database management systems, and delivers related customer maintenance support and consulting services. The Company's products are designed to allow customers to develop software solutions which can be continuously enhanced to respond to changing business and technical needs. The Company's products support the full life cycle of applications and are designed for rapid development and deployment of sophisticated Web, client/server and mobile computing applications. The Company's RAD products are advanced object-oriented and component-based tools, providing true reuse of software objects and the ability to integrate disparate programming languages on virtually all popular operating system platforms (Windows, UNIX, Linux, Mac) and database environments (Oracle, DB2, SQL Server). The Company's products are used by corporations, value added resellers (VARs), system integrators, independent software vendors, small businesses, and independent consultants to deliver pre-packaged and custom software solutions for a wide range of uses including e-commerce, enterprise resource planning (ERP), manufacturing, distribution, human resources, retail, healthcare, insurance, government, financial management, decision support, executive information, sales and marketing, and multi-media authoring systems.

         In addition to its software products, the Company provides continuing maintenance and customer service as well as technical support and training to help plan, analyze, implement, and maintain application software based on the Company's technology.

         The Company has direct offices in the U.S., U.K., France, Germany, and South Africa, and distributors in many other parts of the world. The Company works with a worldwide network of over 1,000 VARs and software developers, as well as an extensive list of prestigious corporate accounts and government agencies. The Company has an installed base of well over 100,000 customers worldwide.

         As a result of the merger, the Company expects to develop and market products which combine and utilize the best features of both the Omnis RAD tools and the Pick multi-dimensional database software. This is designed to allow customers to quickly build and modify database and Web applications utilizing the Company's attractive object-oriented graphical user interface (GUI).

        The Company believes that the initial market for these products will be VARs and large end users seeking to upgrade their existing, highly functional multi-dimensional database applications for deployment in a Web environment.

RECENT DEVELOPMENTS

        On December 1, 2000, the Company completed its acquisition of PickAX, the parent company of Pick Systems. Pick Systems was formed in 1982 to bring to market a new multi-dimensional database management system which includes a comprehensive set of traditional 3rd generation software development tools.

        As a result of the merger, the Board of Directors directed that overlapping facilities and redundant personnel be eliminated. As a result, the workforce of the combined companies was reduced by approximately 14% to 175 full time employees worldwide during December. In addition, quarterly interest expenses were reduced by $130,000 through conversion of notes to common stock in the Company. In addition, approximately $300,000 is expected to be saved per quarter through the consolidation of office space, transferring the headquarters of the Company from San Carlos to Irvine, California, reducing product and shipping costs through product packaging redesign, and reducing outside professional expenses. There can be no assurance, however, that the Company will reduce expenses as anticipated or be successful in the integration efforts and the elimination of redundancies.

        On December 29, 2000, the Board of Directors appointed Bryce Burns, Chairman of the Company, to the additional position of Interim Chief Executive Officer. Richard Lauer, the Chief Operating Officer of the Company, was given additional responsibilities as President of the Company.

RESULTS OF OPERATIONS

        As a result of the acquisition of PickAX on December 1, 2000, the results of operations for the three-month period ending December 31, 2000 differ materially from the same period in the prior year. Consequently, the results of prior periods are not comparable to this period or future periods.

        The following pro forma statement of operations combines the Company's statement of operations for the nine months ended December 31, 2000, with the operations of PickAX from its inception on January 31, 2000 through December 31, 2000. The operations of PickAX from its inception until the acquisition of Pick Systems on March 16, 2000 were all directly related to that acquisition effort and became part of the capitalized acquisition costs associated with the Pick Systems acquisition.

                  Unaudited Pro Forma Statement of Operations
                      Nine Months Ending December 31, 2000
                                 (in thousands)

                                                              Raining Data                        Pro Forma
                                             PickAX, Inc.     Corporation                          Combined
                                              11 Months         9 Months                           9 Months
                                                Ended            Ended                              Ended
                                             December 31,     December 31,     Pro Forma         December 31,
                                                 2000             2000        Adjustments            2000
                                             ------------    -------------    -----------        ------------
Net Revenue                                    $ 14,280         $  3,076              --            $ 17,356

Cost of Sales                                     3,165              523              --               3,688
                                               --------         --------         -------            --------
Gross Profit                                     11,115            2,553              --              13,668

Operating Expenses                               17,867            8,283           4,080 (1)          30,230
                                               --------         --------         -------            --------
Loss from Operations                             (6,752)          (5,730)         (4,080)            (16,562)

Interest Expense, net                            (1,415)            (497)            160 (1)          (1,752)
Other Expense                                    (1,475)              (9)                             (1,484)
                                               --------         --------         -------            --------
Net Loss Before Tax                            $ (9,642)        $ (6,236)        $(3,920)           $(19,798)
                                               ========         ========         =======            ========

Basic and Diluted Net Loss Per Share                                                                $  (1.29)
                                                                                                    ========

Weighted Average Number of Shares Outstanding                                            (2)      15,333,240

---------------
(1) Reflects an additional eight months of the amortization of the goodwill in the acquisition of PickAX at $510,000 per month and the elimination of eight months of interest at $20,000 per month on the Astoria Capital Partners note converted just prior to the close of the acquisition.

(2) Assumes 2,847,979 shares issued to PickAX, 645,467 shares issued to Astoria for the note conversion, and 1,538,682 shares issued for the PickAX employee stock options were outstanding from the beginning of the fiscal year.

        The pro forma adjustment represents the amortization of the goodwill developed by the Company in the acquisition of PickAX and the elimination of the interest on the Astoria note converted as if the acquisition of PickAX occurred at the start of the Company's fiscal year on April 1, 2000.

        For the period ending December 31, 2000, the Company has isolated the effects of PickAX for the one month of consolidation with the Company following the acquisition on November 30, 2000. The Company plans to integrate the two companies' products and operations in the future and does not intend to separately report on the companies in future reporting periods.

        Net Revenues: Net revenues for the three-month period ending December 31, 2000 increased 18% from $2,347,000 to $2,770,000 over the same three-month period in the prior year. Of the total net revenues for the three-month period ending December 31, 2000, approximately $1,766,000 came from PickAX and approximately $1,004,000 came from the Company. Prior to the acquisition of PickAX, the Company's revenues had been declining. Earlier in the year, the Company reduced the price of its products in an effort to increase demand. This strategy has not proven successful in increasing the Company's revenues. The prior period also includes a single unusually large order which accounted for almost half of the Company's sales for the first nine months of that fiscal year.

        Cost of Sales: Cost of sales for the three-month period ending December 31, 2000 increased 520% from $84,000 to $521,000 over the same three-month period in the prior year. Of the total cost of sales for the three-month period ending December 31, 2000, approximately $475,000 can be attributed to PickAX.

        Research and Development Expenses: Research and development expenses for the three-month period ending December 31, 2000 increased 5% from $560,000 to $590,000 over the same three-month period in the prior year. Of the total research and development expenses for the three-month period ending December 31, 2000, approximately $244,000 may be attributed to PickAX.

        Selling and Marketing Expenses: Selling and marketing expenses for the three-month period ending December 31, 2000 increased 39% from $916,000 to $1,271,000 over the same three-month period in the prior year. Of the total selling and marketing expenses for the three-month period ending December 31, 2000, approximately $656,000 can be attributed to PickAX.

        General and Administrative Expenses: General and administrative expenses for the three-month period ending December 31, 2000 increased from $356,000 to $2,961,000 over the same three-month period in the prior year. The increase in general and administrative expenses reflects charges of approximately $882,000 for discontinued and redundant facilities and contracts taken by the Company during the three-month period ending December 31, 2000 (see Note 3 to the consolidated financial statements) as well as $714,000 in goodwill charges associated with the acquisitions (see Note 5 to the consolidated financial statements). Of the total general and administrative expenses for the three-month period ending December 31, 2000, approximately $525,000 can be attributed to the operations of PickAX. As described under "Recent Developments" above, the Company has reduced certain expenses and eliminated certain redundancies.

        Interest Expense: Net interest expense increased from $1,000 to $386,000 for the three months ended December 31, 2000 over the same three-month period in the prior year due to the increase in debt of the Company (see Note 8 to the consolidated financial statements).

        Net Income: Net income fell from $431,000 to a net loss of $2,972,000 for the three-month period ending December 31, 2000. The positive net income for the same period last year reflects a single, unusually large order for the Company's products during the quarter. The net income attributed to PickAX for the period was a net loss of $131,000.

LIQUIDITY AND CAPITAL RESOURCES

        The Company had $1,524,000 in cash at December 31, 2000. On December 1, 2000, following the acquisition of PickAX, the Company began a program of eliminating overlapping facilities, contracts and redundant personnel. As a result, the workforce of the combined companies was reduced by approximately 14% to 175 full time employees worldwide. In addition, quarterly interest expenses were reduced by $130,000 through conversion of notes to common stock of the Company. Further savings are expected through the consolidation of office space, transferring the headquarters of the Company from San Carlos to Irvine, California, reducing product and shipping costs through product packaging redesign, and reducing outside professional expenses. However, there can be no assurances that such savings and reductions will occur.

        The Company does not have a line of credit with a bank. The recent financial performance of the Company makes such a line of credit unlikely at the present time. Astoria is the primary secured party in all the assets in support of the note assumed in the December 1, 2000 acquisition of PickAX. The note had a balance of $18,683,000 at December 31, 2000 and will continue to accrue interest until maturity on November 30, 2002 or retirement prior to that time. The note does not provide for any further borrowings. The note requires certain payments in the event of a public or private common or preferred stock offering and gives Astoria certain rights to approve any future acquisitions. There can be no assurance that the Company will have sufficient cash to pay the note at maturity or in the event of an offering.

        The Company had a working capital deficit of $7,815,000 at December 31, 2000. Of this total deficit, $5,464,000 represents deferred revenue which the Company earns over the remaining life of the underlying service contracts as more fully discussed in Notes 3 to the consolidated financial statements. In addition $2,883,000 represents reserves established by the Company for facilities and contracts which the Company has determined are redundant and whose use has been discontinued. The Company expects through negotiation and compromise to reduce or defer payment on these liabilities to more closely match the ordinary course of the Company's business. However, no assurance can be given that the Company will be successful in such negotiation and compromise.

        Management believes that the Company's working capital and future cash flow from operating activities will be sufficient to meet the Company's operating and capital expenditure requirements for at least the next twelve months. However, in the longer term or in the event the negotiations discussed in the prior paragraph are not successful, the Company may require additional funds to support its working capital requirements, including the financing of accounts receivable or for other purposes, and may seek to raise such funds through public or private equity financing or bank lines of credit or from other sources. No assurance can be given that additional financing will be available or that, if available, such financing will be on terms favorable to the Company.

                                     PART II

                                OTHER INFORMATION

ITEM 1. LEGAL PROCEEDINGS

COMPASS LITIGATION. Since 1994, the Company and Compass Software ("Compass") have been in litigation over software copyright infringement and related claims. The Company has generally prevailed in these matters. In the most recent action the Court awarded statutory damages to the Company in the amount of approximately $150,000 in addition to injunctive relief and attorney fees from Compass. The Company has obtained a motion for judgment to collect the $150,000 judgment awarded in July, 2000 and for an additional $245,000 in legal fees.

BTN: GERMANY LITIGATION. The Company entered into a professional development services agreement with BTN Versandhandel GmbH of Leiferde, Germany for the development of an Omnis application. The Company developed and delivered a version of the application to BTN. BTN failed to pay the Company as agreed, claiming there were flaws in the application. The project was then suspended by the Company awaiting their payment. BTN commenced legal action against the Company in Germany claiming damages. The Company counter-sued BTN for the balance owed under the contract. The Company and BTN have negotiated the offsetting claims and have settled the matter including court costs with the Company agreeing to pay BTN DM127,000 (US$85,000).

The following legal activity involving PickAX is ongoing and is now the responsibility of the Company as a result of the acquisition.

PACE-NORTHERN IRELAND LITIGATION: In November, 1999, prior to the acquisition of Pick Systems by PickAX, Pick Systems agreed to purchase an accounting computer software package from Park Applications Computer Engineering, Ltd. ("PACE") and two of PACE's principals, John McGrann and Robert Sloan for $1.2 million. In addition, Pick Systems hired the six engineers responsible for creating and developing this software and established an office for them in Northern Ireland. Pick Systems planned to distribute the software to its customer base. Pick Systems attempted to install the software at customer sites, but encountered numerous problems with the product and was ultimately unable to successfully complete any installations of this software. When PickAX acquired Pick Systems in March 2000, the new management of Pick Systems evaluated the situation and were advised by engineering and sales that the PACE software was defective and that it would take considerable man-hours to rectify the defects, if they could be rectified at all. Based on this information, the new management terminated the contract with PACE. PickAX also terminated the six Northern Ireland employees and ultimately negotiated a mutually satisfactory severance settlement with these employees. PACE then sued Pick Systems in Northern Ireland for breach of contract asking that Pick Systems pay the balance of $800,000 called for in the contract plus penalties and interest. The Company has retained local Northern Ireland counsel to defend the Company in the matter.

OLENIK LITIGATION: George Olenik, former President and CEO of Pick Systems, resigned on March 16, 2000 when Pick Systems was purchased from the Estate of Richard Pick. Following his resignation, Mr. Olenik was paid severance of $15,000 per month for three months. Additionally, Pick Systems paid the lease payments on Mr. Olenik's vehicle from the date of his resignation through the end of November, 2000. Pick Systems also paid a penalty of $2,360 upon termination of this vehicle lease. Mr. Olenik claims that he is owed additional severance, a finder's fee regarding the probate sale of Pick Systems and various other sums. Mr. Olenik filed a lawsuit in Orange County Superior court on November 7, 2000, asserting these claims. The Company has retained legal counsel to defend this matter.

REAL TIME LITIGATION: Based on an article that appeared in a 1995 issue of Pick World, a magazine published by Pick Systems at that time, Real Time Software Corporation sued Pick Systems alleging liable, slander and loss of business. Pick Systems believed the suit was without merit and referred the matter to its insurance carrier which is now defending Pick Systems. An offer of settlement was rejected by Real Time and a trial date has been set for this summer. The Company believes any liability of the Company is adequately covered by insurance.

ITEM 2. CHANGES IN SECURITIES

During the period, the Company issued the following unregistered shares of its common stock:

(1) 645,467 unregistered common shares of the Company were issued to Astoria as payment for the principal and accrued interest on a note due to Astoria upon the exercise of a warrant attached to the note at $5.00 per common share which was higher than the market price of the Company's stock on the day of exercise. The issuance of such common shares was exempt from registration under the Securities Act of 1933 pursuant to Section 4(2) thereof.

(2) 2,847,969 unregistered common shares of the Company were issued to the stockholders of PickAX in connection with the merger transaction in exchange for their shares in PickAX at a value of $8.37 per common share which was the value of the Company's common stock on the date of the announcement of the acquisition. The issuance of such common shares was exempt from registration under the Securities Act of 1933 pursuant to Section 4(2) thereof and Rule 506 thereunder. The transaction involved fewer than 35 persons, information was provided to such persons as required by Regulation D, and the applicable form was filed with the Commission.

(3) Options exercisable into 1,538,682 shares of the Company's common stock were issued to the employees of PickAX under the PickAX 2000 Stock Plan and assumed by the Company in the merger. The options were issued pursuant to an exemption from registration under Rule 701 pursuant to the Securities Act of 1933.

(4) 1,005,548 unregistered common shares of the Company were issued to Astoria upon the conversion of the principal and accrued interest due on a note due from PickAX following the PickAX acquisition, based on a conversion value of $4.125 per share which was the closing price on the day of conversion. The issuance of such common shares was exempt from registration under the Securities Act of 1933, pursuant to Section 4(2) thereof.

(5) 969,697 unregistered common shares of the Company were sold to Astoria for cash following the PickAX acquisition at a price of $4.125 per share which was the closing the price on the day of the transaction. The issuance of such common shares was exempt from registration under the Securities Act of 1933, pursuant to Section 4(2) thereof.

(6) 22,121 unregistered common shares of the Company were sold to two individuals for cash following the PickAX acquisition at a price of $4.125 per share which was the closing the price on the day of the transaction. The transaction was exempt from registration under the Securities Act of 1933, pursuant to Section 4(2) thereof.

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

At the 2000 Annual Meeting of the Company's Stockholders held on October 23, 2000, and continued on November 7, 2000, three proposals were submitted. No other proposals were put before the meeting:

To elect Bryce Burns, Bryan Sparks, and Gwyneth Gibbs as the three Class III directors to serve until the 2003 Annual Meeting of the Stockholders or until their successors are elected and shall qualify:

    a.  Bryce Burns:    FOR: 7,631,578    AGAINST: None    ABSTAIN: 3,490

    b.  Bryan Sparks:   FOR: 7,631,578    AGAINST: None    ABSTAIN: 3,490

    c.  Gwyneth Gibbs:  FOR: 7,631,518    AGAINST: None    ABSTAIN: 3,550

In addition to these three Class III Directors, the following members of the Board of Directors continue to serve: Douglas Marshall, Geoffrey Wagner, Gilbert Figueroa, and Gerald Chew.

To increase the number of shares authorized under the Company's 1999 Stock Option Plan from 1,500,000 to 5,000,000:

                  FOR: 7,611,289   AGAINST: 20,492   ABSTAIN: 3,287

To ratify the appointment of Grant Thornton LLP as the independent public accountants of the Company for the fiscal year ending March 31, 2001:

                  FOR: 7,629,618   AGAINST:  3,343   ABSTAIN: 2,107

At a special meeting of the Company's Stockholders held on November 29, 2000, two proposals were submitted. Both proposals passed and there were no other proposals considered at the meeting:

To acquire PickAX under the Plan of Merger dated August 23, 2000:

                  FOR: 7,863,595   AGAINST:   160    ABSTAIN: 640

To amend the Company's Restated Articles of Incorporation to (a) change the name of the Company to "Raining Data Corporation" and (b) increase the number of authorized shares of common stock of the Company from twenty million (20,000,000) to thirty million (30,000,000);

                   (a) FOR: 7,863,692   AGAINST: 173   ABSTAIN: 540
                   (b) FOR: 7,862,850   AGAINST: 340   ABSTAIN: 540

ITEM 6. EXHIBITS AND REPORTS ON FORM 8-K

(a) Exhibits:

         3.1 - Certificate of Amendment of Restated Certificate of Incorporation of the Company.

         4.1  -  Registration Rights Agreement between the Company and the
                 Holders.

         4.2 - Note and Warrant Purchase Agreement between the Company and Astoria Capital Partners, L.P.

         4.3 - Secured Promissory Note issued by the Company to Astoria Capital Partners, L.P.

         4.4 - Common Stock Purchase Warrant issued by the Company to Astoria Capital Partners, L.P.

         4.5 - Second Amendment To Credit Facility Agreement, Promissory Note and Non-Transferable Warrant

        10.1  -  Form of Employment Agreement

(b) Reports on Form 8-K.

8-K filed October 24, 2000 Item 5: Other Events: resignation of James Dorst as Director, election of Bryan Sparks as Director; election of Bryce Burns as Chairman; termination of 1994 Employee Stock Purchase Plan; loans from related parties.

8-K filed December 15, 2000 Item 2: Merger with PickAX. Item 5: resignation of Philip Barrett as a Director; election of Gilbert Figueroa as Director; election of officers; change of corporate name; proceeds from private placement.

8-K filed December 21, 2000 Item 5: Other Events: election of directors at annual meeting; increase in stock reserved for 1999 Stock Option Plan.

                                   SIGNATURES

         In accordance with the requirements of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


Date: February 14, 2001

                                              RAINING DATA CORPORATION

                                              /s/ SCOTT ANDERSON
                                              ----------------------------------
                                                  Scott K. Anderson, Jr.
                                                  Vice President Finance,
                                                  Treasurer and Secretary
                                                  (Principal Financial and
                                                  Accounting Officer)

                                 EXHIBIT INDEX

EXHIBIT
NUMBER                            DESCRIPTION
-------                           -----------

    3.1 Certificate of Amendment of Restated Certificate of Incorporation of the Company.

    4.1        Registration Rights Agreement between the Company and the
               Holders.

    4.2 Note and Warrant Purchase Agreement between the Company and Astoria Capital Partners, L.P.

    4.3 Secured Promissory Note issued by the Company to Astoria Capital Partners, L.P.

    4.4 Common Stock Purchase Warrant issued by the Company to Astoria Capital Partners, L.P.

    4.5 Second Amendment To Credit Facility Agreement, Promissory Note and Non-Transferable Warrant

   10.1        Form of Employment Agreement