Form 10QSB/A
period 2000-12-31
RAINING DATA CORP
filed 2001-06-27
CIK 820738

                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549


                                  FORM 10-QSB/A


(Mark One)

[X] QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT
    OF 1934

    For the quarter period ended December 31, 2000

[ ] Transition Report Pursuant to Section 13 or 15(d) of the Exchange Act

    For the transition period from ___________________ to ___________________

    Commission File number:  000-16449


                            RAINING DATA CORPORATION
             (Exact name of registrant as specified in its charter)


        DELAWARE                                           94-3046892
------------------------                       ---------------------------------
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

As of February 12, 2001 there were 15,989,852 shares of the Registrant's Common Stock, $.10 par value, outstanding.

                                EXPLANATORY NOTE

         This Quarterly Report on Form 10-KSB/A for the quarterly period ended December 31, 2000 is being filed solely to amend the list of exhibits included in Item 6 and the exhibit index included therein.


                                    PART II

                               OTHER INFORMATION

ITEM 6. EXHIBITS AND REPORTS ON FORM 8-K

(a) Exhibits:

       3.1 Certificate of Amendment of Restated Certificate of Incorporation dated September 17, 1997 and Restated Certificate of Incorporation of the Registrant (included as Exhibit 3.1 to the Registrant's Form 8-K filed with the Commission on June 16, 1998 and incorporated herein by reference)

       3.2 Certificate of Amendment of Certificate of Incorporation of the Registrant dated February 9, 1999 (included as Exhibit 3.2 to the Registrant's Form 10-KSB filed with the Commission on July 7, 1999 and incorporated herein by reference)

       3.3 Certificate of Designation dated March 31, 1999, as currently in effect (included as Exhibit 3.1 to the Registrant's Form 8-K filed with the Commission on April 5, 1999 and incorporated herein by reference)

       3.4 Certificate of Amendment of Restated Certificate of Incorporation of the Registrant dated March 29, 2000 (included as Exhibit 3.1 to the Registrant's Form 10-QSB filed with the Commission on February 14, 2001 and incorporated herein by reference)

       4.1 Registration Rights Agreement by and among the Registrant and Pamela Conrad, Donald D. Durr, Lee Summers, Robert J. Rosenberg, Gil Figueroa, Michael E. McGoey, Gerald L. Cohn and Timothy Holland dated as of November 30, 2000 (included as Exhibit 4.1 to the Registrant's Form 10-QSB filed with the Commission on February 14, 2001 and incorporated herein by reference)

       4.2 Note and Warrant Purchase Agreement by and between the Registrant and Astoria Capital Partners, L.P. dated as of November 30, 2000 (included as Exhibit 4.2 to the Registrant's Form 10-QSB filed with the Commission on February 14, 2001 and incorporated herein by reference)

       4.3 Secured Promissory Note issued by the Registrant to Astoria Capital Partners, L.P. dated November 30, 2000 (included as
              Exhibit 4.3 to the Registrant's Form 10-QSB filed with the Commission on February 14, 2001 and incorporated herein by reference)

       4.4 Common Stock Purchase Warrant issued by the Registrant to Astoria Capital Partners, L.P. dated November 30, 2000 (included as
              Exhibit 4.4 to the Registrant's Form 10-QSB filed with the Commission on February 14, 2001 and incorporated herein by reference)

       4.5 Second Amendment To Credit Facility Agreement, Promissory Note and Non-Transferable Warrant by and between the Registrant and Astoria Capital Partners, L.P. dated as of December 21, 1999, as amended April 30, 2000 (included as Exhibit 4.5 to the Registrant's Form 10-QSB filed with the Commission on February 14, 2001 and incorporated herein by reference)

       4.6 Common Stock Purchase Agreement - Cash Purchase, dated as of December 4, 2000, by and between the Registrant and Astoria Capital Partners, L.P. (included as Exhibit 4.1 to the Registrant's Form 8-K/A, filed with the Commission on June 21, 2001 and incorporated herein by reference)

       4.7 Common Stock Purchase Agreement - Pickax Note, dated as of December 4, 2000, by and between the Registrant and Astoria Capital Partners, L.P. (included as Exhibit 4.2 to the Registrant's Form 8-K/A, filed with the Commission on June 21, 2001 and incorporated herein by reference)

       4.8 Common Stock Purchase Agreement - Individual, dated as of December 4, 2000, by and between the Registrant and Harry Augur (included as Exhibit 4.3 to the Registrant's Form 8-K/A, filed with the Commission on June 21, 2001 and incorporated herein by reference)

       4.9 Common Stock Purchase Agreement - Individual, dated as of December 4, 2000, by and between the Registrant and Robert van Roijen (included as Exhibit 4.4 to the Registrant's Form 8-K/A, filed with the Commission on June 21, 2001 and incorporated herein by reference)

       4.10 Registration Rights Agreement, dated as of December 4, 2000, by and among the Registrant, Astoria Capital Partners, L.P., Harry Augur and Robert van Roijen (included as Exhibit 4.5 to the Registrant's Form 8-K/A, filed with the Commission on June 21, 2001 and incorporated herein by reference)

       10.1 Form of Employment Agreement between the Registrant and each of Messrs. Figueroa, Lauer, Holland, Barrenechea and Anderson (included as Exhibit 10.1 to the Registrant's Form 10-QSB filed with the Commission on February 14, 2001 and incorporated herein by reference)

                                   SIGNATURES

        In accordance with the requirements of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


Date: June 27, 2001

                                          RAINING DATA CORPORATION


                                          By:  /s/ SCOTT K. ANDERSON, JR.
                                              ----------------------------------
                                              Scott K. Anderson, Jr.
                                              Vice President-Finance, Treasurer
                                              and Secretary (Principal Financial
                                              and Accounting Officer)

                                 EXHIBIT INDEX

     Exhibit
     Number                           Description
     ------                           -----------

       3.1 Certificate of Amendment of Restated Certificate of Incorporation dated September 17, 1997 and Restated Certificate of Incorporation of the Registrant (included as Exhibit 3.1 to the Registrant's Form 8-K filed with the Commission on June 16, 1998 and incorporated herein by reference)

       3.2 Certificate of Amendment of Certificate of Incorporation of the Registrant dated February 9, 1999 (included as Exhibit 3.2 to the Registrant's Form 10-KSB filed with the Commission on July 7, 1999 and incorporated herein by reference)

       3.3 Certificate of Designation dated March 31, 1999, as currently in effect (included as Exhibit 3.1 to the Registrant's Form 8-K filed with the Commission on April 5, 1999 and incorporated herein by reference)

       3.4 Certificate of Amendment of Restated Certificate of Incorporation of the Registrant dated March 29, 2000 (included as Exhibit 3.1 to the Registrant's Form 10-QSB filed with the Commission on February 14, 2001 and incorporated herein by reference)

       4.1 Registration Rights Agreement by and among the Registrant and Pamela Conrad, Donald D. Durr, Lee Summers, Robert J. Rosenberg, Gil Figueroa, Michael E. McGoey, Gerald L. Cohn and Timothy Holland dated as of November 30, 2000 (included as Exhibit 4.1 to the Registrant's Form 10-QSB filed with the Commission on February 14, 2001 and incorporated herein by reference)

       4.2 Note and Warrant Purchase Agreement by and between the Registrant and Astoria Capital Partners, L.P. dated as of November 30, 2000 (included as Exhibit 4.2 to the Registrant's Form 10-QSB filed with the Commission on February 14, 2001 and incorporated herein by reference)

       4.3 Secured Promissory Note issued by the Registrant to Astoria Capital Partners, L.P. dated November 30, 2000 (included as
              Exhibit 4.3 to the Registrant's Form 10-QSB filed with the Commission on February 14, 2001 and incorporated herein by reference)

       4.4 Common Stock Purchase Warrant issued by the Registrant to Astoria Capital Partners, L.P. dated November 30, 2000 (included as
              Exhibit 4.4 to the Registrant's Form 10-QSB filed with the Commission on February 14, 2001 and incorporated herein by reference)

       4.5 Second Amendment To Credit Facility Agreement, Promissory Note and Non-Transferable Warrant by and between the Registrant and Astoria Capital Partners, L.P. dated as of December 21, 1999, as amended April 30, 2000 (included as Exhibit 4.5 to the Registrant's Form 10-QSB filed with the Commission on February 14, 2001 and incorporated herein by reference)

       4.6 Common Stock Purchase Agreement - Cash Purchase, dated as of December 4, 2000, by and between the Registrant and Astoria Capital Partners, L.P. (included as Exhibit 4.1 to the Registrant's Form 8-K/A, filed with the Commission on June 21, 2001 and incorporated herein by reference)

       4.7 Common Stock Purchase Agreement - Pickax Note, dated as of December 4, 2000, by and between the Registrant and Astoria Capital Partners, L.P. (included as Exhibit 4.2 to the Registrant's Form 8-K/A, filed with the Commission on June 21, 2001 and incorporated herein by reference)

       4.8 Common Stock Purchase Agreement - Individual, dated as of December 4, 2000, by and between the Registrant and Harry Augur (included as Exhibit 4.3 to the Registrant's Form 8-K/A, filed with the Commission on June 21, 2001 and incorporated herein by reference)

       4.9 Common Stock Purchase Agreement - Individual, dated as of December 4, 2000, by and between the Registrant and Robert van Roijen (included as Exhibit 4.4 to the Registrant's Form 8-K/A, filed with the Commission on June 21, 2001 and incorporated herein by reference)

       4.10 Registration Rights Agreement, dated as of December 4, 2000, by and among the Registrant, Astoria Capital Partners, L.P., Harry Augur and Robert van Roijen (included as Exhibit 4.5 to the Registrant's Form 8-K/A, filed with the Commission on June 21, 2001 and incorporated herein by reference)

       10.1 Form of Employment Agreement between the Registrant and each of Messrs. Figueroa, Lauer, Holland, Barrenechea and Anderson (included as Exhibit 10.1 to the Registrant's Form 10-QSB filed with the Commission on February 14, 2001 and incorporated herein by reference)