Form 10KSB
period 2001-03-31
RAINING DATA CORP
filed 2001-06-29
CIK 820738

                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                -----------------

                                   FORM 10-KSB

                                -----------------

(Mark one)
[x] Annual report pursuant to section 13 or 15(d) of the Securities Exchange Act of 1934 for the fiscal year ended March 31, 2001

[ ] Transition report pursuant to section 13 or 15(d) of the Securities Exchange Act of 1934 for the transition period from __________ to
     __________ .

                         Commission file number 0-16449

                            RAINING DATA CORPORATION
                 (Name of Small Business Issuer in Its Charter)

                   DELAWARE                               94-3046892
           (State of Incorporation)                    (I.R.S. Employer
                                                      Identification No.)

             17500 CARTWRIGHT ROAD                           92614
              IRVINE, CALIFORNIA                          (Zip Code)
   (Address of Principal Executive Offices)

                                 (949) 442-4400
                (Issuer's Telephone Number, Including Area Code)

            --------------------------------------------------------

         Securities registered under Section 12(b) of the Exchange Act:

                                                Name of Each Exchange
            Title of Each Class                  On Which Registered

                    None                                 N/A

         Securities registered under Section 12(g) of the Exchange Act:
                          COMMON STOCK, $0.10 par value

           ----------------------------------------------------------

Check whether the issuer (1) has filed all reports required to be filed by
Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.
YES [X] NO [ ]

Check if disclosure of delinquent filers pursuant to Item 405 of Regulation S-B is not contained in this form, and no disclosure will be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-KSB or any amendment to this Form 10-KSB. [ ]

The issuer's revenues for the fiscal year ending March 31, 2001 were $10,847,000.

The aggregate market value of the voting stock held by non-affiliates of the Registrant was $26,311,354 on June 28, 2001 based on the closing sale price of such stock on that date.

As of June 28, 2001, the registrant had 16,019,546 shares of its common stock outstanding and 300,000 shares of its Series A Preferred Stock outstanding.

                       DOCUMENTS INCORPORATED BY REFERENCE

                                      None.

Transitional Small Business Disclosure Format (check one):   [ ] YES   [X] NO

                                     PART I

ITEM 1. DESCRIPTION OF BUSINESS:

OVERVIEW

Effective December 1, 2000 the Company completed the acquisition of PickAX, Inc, ("PickAX") a Delaware corporation, pursuant to an Agreement and Plan of Merger dated August 23, 2000. Concurrent with the acquisition, the Company changed its name to Raining Data Corporation. The principal asset of PickAX is Pick Systems, now a wholly owned subsidiary of PickAX, which PickAX acquired from the estate of Richard Pick, the founder of Pick Systems in March 2000. Pick Systems was incorporated in California in November 1982.

The Company's principal business is the design, development, sale, and support of two major software products: 1) a suite of Rapid Application Development ("RAD") software tools, and 2) an established multi-dimensional database management system. The Company's products allow customers to quickly develop flexible software solutions that can be continuously enhanced to respond to changing business and technical needs. The Company's products support the full lifecycle of application development and are designed for rapid development and deployment of sophisticated Web, client/server and mobile computing applications. The Company's RAD products are advanced object-oriented, component-based tools, providing the ability to deploy applications on the most popular operating system platforms (e.g. Windows, Unix, and Linux) as well as the most popular database environments (e.g., Oracle, DB2, Sybase, Microsoft SQL Server and other Open Data Base Connectivity ("ODBC") compatible database management systems), including the Company's own multi-dimensional products. Similarly, the Company's multi-dimensional database products are designed to transparently operate in the most popular operating environments (e.g., Windows, Unix, Linux).

The Company's products are used by in-house corporate development teams, commercial application developers, system integrators, independent software vendors, and independent consultants to deliver pre-packaged and custom software solutions for a wide range of users, including e-commerce, enterprise resource planning ("ERP"), manufacturing, distribution, human resources, retail, healthcare, insurance, government, financial management, banking, decision support, executive information, sales and marketing, and multi-media authoring systems.

The Company licenses its software on both a server basis and a user basis, so that additional users on existing systems increase the Company's revenues from its installed base of licenses.

In addition to computer software products, the Company provides continuing maintenance and customer service contracts as well as professional services, technical support and training to help plan, analyze, implement, and maintain application software based on the Company's products.

The Company has direct offices in the United States, United Kingdom, France, Germany, and South Africa and maintains distributor relationships in many other parts of the world. The office in South Africa will be closed at the end of June 2001.

As a result of the acquisition of PickAX, the Company has begun to develop and market a series of products that combine the best features of RAD tools and the multi-dimensional database software. These tools are designed to allow existing customers to quickly modify their current applications or build new database applications by utilizing the Company's object-oriented development environment to create graphical user interfaces "GUI") and Internet browser based interfaces. The first such product, called mvDesigner, was introduced at the Company's worldwide user conference in May 2001. The Company believes that the initial market for these products will be multi-dimensional database market where value added resellers, application developers, system integrators, and large end users are seeking to upgrade their existing, highly functional multi-dimensional database applications for deployment in a Web or client/server environment.

MARKET

The current market for the Company's products are commercial and government organizations using sophisticated, enterprise-wide operating and accounting applications. This market is driven by the growth of data being created, stored, processed, and accessed, and the recognition that such activities are strategic, competitive, and frequently mission-critical assets of the company. The computer hardware capacities and capabilities have made faster and more capable software applications all the more attractive as cost effective investments.

PRODUCTS

The Company's products are now marketed under the Raining Data brand name.

The Company's products form a platform of technology that supports products for both Rapid Application Development ("RAD") of computer application development and other programs and for multi-dimensional database management systems.

The RAD product line is designed to allow customers to develop software solutions that can be continuously enhanced to respond to changing business and technical needs. The RAD products support the full life cycle of applications and are designed for rapid development and deployment of sophisticated Web and client/server applications, providing true reuse of software objects and the ability to integrate objects from disparate programming languages on a number of different operating system platforms. The RAD products are used by corporations, system integrators, independent software vendors, small businesses, and independent consultants to deliver custom software solutions for a wide range of users, including financial management, decision support, executive information, sales and marketing, and multi-media authoring systems. In addition to these products, the Company provides technical support and training to help plan, analyze, implement, and maintain application software based on the Company's technology.

Omnis Studio, the Company's premium RAD product, is an object-oriented, rapid application development tool, offering efficient visual assembly of components and objects. Omnis Studio includes cross-platform support for Windows 95, Windows 98, Windows NT, Windows 2000, Mac OS X and Linux.

The Company's multi-dimensional database management system includes a comprehensive set of traditional third generation development tools. Historically, the principal advantages of the multi-dimensional database system have been: simple program development, maximum flexibility, extreme ease of use, and very low total cost of ownership. The business application programs developed on a multi-dimensional database give the developer the ability to readily deploy his application across multiple hardware and operating system platforms. Over the years, a large community of vertical market application developers has evolved on the multi-dimensional database platform. This group has created numerous high quality, vertically focused business applications, which are commercially sold and supported worldwide.

The Company's multi-dimensional database product line consists principally of the D3 multi-value Data Base Management System ("D3") which operates on most popular operating systems including: IBM AIX, DG/UX, HP-UX, Linux, Microsoft NT 2000, SCO UnixWare, SCO System V and Sun Solaris. D3 allows application programmers to create new business solution software in a fraction of the time it normally takes in other environments. This translates to lower costs for the developer, lower software prices for the customer and greatly reduced costs of ownership for both the developer and end user.

The D3 feature set compares with products such as: IBM's DB2, Oracle, Microsoft SQL Server, and other popular database management environments. D3 has been used by software developers all over the world to create business solution applications for many years.

Although D3 has many features, the software has not traditionally offered an integrated graphical user interface ("GUI"). Many multi-dimensional database applications still run in the non-GUI character mode commonly referred to as "dumb terminals" or "green screens." Even when deployed on traditional PCs, this green screen functionality is merely emulated and still appears as a dumb terminal. Most multi-dimensional database applications are mature, highly stable, and exceptionally feature rich.

mvDesigner is the first new product since the acquisition. mvDesigner incorporates the Omnis Studio technology into the unique environment of the multi-value database marketplace including D3, which is the main database product of the Company.

The Company's Omnis Studio RAD environment was developed to address D3's traditional GUI shortcomings. Serving as development "front end" tool, mvDesigner brings a GUI technology solution to multi-dimensional developers. The D3 and Omnis Studio technologies are complimentary because Omnis Studio addresses the GUI functionality and Web access that the established D3 market of value added resellers and end users application computer software developers require to meet competitive conditions.

TRAINING SERVICES

As part of its global sales efforts, the Company offers professional training programs to its customers and prospective customers. These classes, held at various locations throughout the world, emphasize foundation skills (for the newer developer), advanced classes (for the more experienced developer) and classes designed to assist customers in the migration and use of the Company's products. The Company believes that appropriate training programs in combination with ease of installation and use, low cost of initial adoption and web-based provision of additional developer services, will increase the probability of future success.

TECHNICAL SUPPORT

Because the Company's products are used by customers to build and deploy applications that may become a critical component of their business operations, continuing customer technical support services are an important element of the Company's business strategy. Customers who participate in the Company's support programs receive periodic maintenance releases, direct technical support when required, and attractive pricing on new releases of software and documentation.

DISTRIBUTION

Domestic US Distribution

In the United States, the Company sells its products through a large, well established distribution channel consisting of hundreds of system integrators, specialized vertical application software developers, and consulting organizations. The Company also sells its products directly to large end user organizations through a team of technical sales representatives.

International Distribution

Outside the United States, the Company maintains direct offices in the United Kingdom, France, Germany, and South Africa. (The Company plans to close the office in South Africa at the end of June, 2001.) In addition, the Company has distributor relationships in over 25 countries. Distributors in Latin America and in the Pacific Rim are managed from the corporate offices in Irvine, California, while distributors in Europe, the Middle East and Africa are managed from the European offices of the Company. For the fiscal year ending March 31, 2001, approximately 37% of the Company's revenues came from sales of the Company's products and services to customers located outside the United States, primarily in Europe and South America.

CUSTOMERS

The Company has customers in a wide range of industries, including financial services, retail, pharmaceuticals, manufacturing, distribution, telecommunications, local government, health care, hospitality, aerospace, defense, and universities.

The Company's customers can be segmented into two general categories:

     o Independent Software Vendors and Software Developers--the bulk of the Company's revenue has been to independent software vendors who typically write their own vertical application software that they sell as a complete package to end-user customers. This category would include value added resellers and software-consulting companies that provide contract programming services to their customers.

     o Corporate Information Technology ("IT") Departments--sales to IT departments of large corporations. These sales typically are part of an engagement whereby the Company provides consulting and other professional services to the customer.

For the fiscal year ending March 31, 2001, no one customer accounted for more than 10% of the Company's revenues.

MARKETING

In support of its direct and reseller sales efforts, the Company conducts numerous marketing programs, including print and web media advertising, direct mail programs, trade show presentations, and strategic marketing programs with partners. The purpose of these efforts is to build awareness and generate quality sales prospects that lead to increased market share and revenues.

Since the acquisition of PickAX and the introduction of mvDesigner, the Company has sought to expand within the multi-dimensional database market. The Company's intends to market the mvDesigner product and functionality to the existing D3 system integrators and end users as well as to other multi-dimensional database system integrators and end users outside the existing D3 customer base.

COMPETITION

The applications development tools software market is rapidly changing and intensely competitive. The Omnis Studio line of RAD developer products currently encounters competition from several direct competitors, including Microsoft Corporation (Visual Basic), Inprise Corporation (Delphi), Allaire Corporation (Cold Fusion) and Magic Software Enterprises. With regard to database products, the Company competes with several companies including Oracle, Microsoft SQL/Server, IBM DB2, Sybase and Informix (particularly the Informix multi-dimensional database products, UniVerse and UniData). In mid April 2000, Informix announced the sale of its database assets to IBM.

The Company believes that its ability to compete in the various D3 and Omnis Studio markets depends on factors both within and outside its control. The most important of these factors include the timing, performance, and the price of new products developed by both the Company and the Company's competitors.

INTELLECTUAL PROPERTIES AND OTHER PROPRIETARY RIGHTS

The Company relies primarily on a combination of trade secret, copyright and trademark laws and contractual provisions to protect its proprietary rights. In addition to trademark and copyright protections, the Company licenses its products to end users on a "right to use" basis pursuant to a perpetual license agreement that restricts use of products to a specified number of users. The Company generally relies on "shrink-wrap" or "click-wrap" licenses that become effective when a customer opens the package or downloads and installs software on its system. In order to retain exclusive ownership rights to its software and technology, the Company generally provides its software in object code only, with contractual restrictions on copying, disclosure, and transferability. There can be no assurance that these protections will be adequate, or that the Company's competitors will not independently develop technologies that are substantially equivalent or superior to the Company's technology.

PRODUCTION

The Company duplicates the software for the D3 products for worldwide distribution at its office in Irvine, California. The Omnis Studio software is duplicated for worldwide distribution in the United Kingdom. The Company is in the process of redesigning its entire product line to reduce the cost and size of the product packaging. Almost all product documentation is now available over the Internet on line or in hard copy through a subcontractor to the Company.

The Company utilizes certain of its distributors in some international markets to localize the products, including conversion of the product and product documentation to native languages, where necessary. The distributor for that market then handles the production of the resulting localized product.

BACKLOG

The Company generally ships software products as orders are received. As a result, the Company has historically operated with little backlog. As a result, the Company's license revenue in any given quarter is dependent on orders received and product shipped during the quarter. Traditionally there has been a short cycle between receipt of an order and shipment. Consequently, the Company does not believe that its backlog as of any particular date is meaningful.

EMPLOYEES

At May 31, 2001, the Company had 177 employees worldwide of which 121 were in the United States and 56 were in the international offices of the Company.

ITEM 2. DESCRIPTION OF PROPERTY:

The Company relocated its headquarters from San Carlos, California, to Irvine, California, following the acquisition of PickAX, where the Company currently leases approximately 44,750 square feet of office space in two buildings pursuant to a lease that expires in 2005 and has base monthly rent of $67,135. The facility includes facilities for engineering, technical support, training, education, sales, marketing, and general administration. The Company believes that the existing facilities are in excess of its needs for at least the next twelve months and intends to sublease one of the two buildings representing approximately 13,000 square feet.

The Company owns a three-story building of approximately 5,900 total square feet located on approximately six acres of land in Suffolk, England. The facility houses engineers, marketing, and technical support.

The Company also leases approximately 6 sales and support offices in the United States, Europe, and South Africa.

ITEM 3. LEGAL PROCEEDINGS:

COMPASS LITIGATION. Since 1994, the Company and Compass Software ("Compass") have been in litigation over software copyright infringement and related claims in the courts of the State of Washington. The Company has generally prevailed in these matters. In the most recent action, the US District Court for the Western District of the State of Washington awarded statutory damages to the Company in the amount of approximately $150,000 in addition to injunctive relief and attorney fees from Compass. The Company obtained a motion for judgment to collect the $150,000 judgment awarded and for an additional $245,000 in legal fees. In February, 2001, Earl Asmus, the principal in Compass, sued the Company in the Central District of California on a number of issues related to the State of Washington court proceedings. In early April, 2000, the suit was dismissed which Earl Asmus has appealed.

PACE-NORTHERN IRELAND LITIGATION: In July 2000, Park Applications Computer Engineering, Ltd. ("PACE") sued the Company in the Queen's Bench Division Company of the High Court of Justice in Northern Ireland seeking damages of $800,000 plus penalties and interest for breach of contract relating to the purchase by Pick Systems of software from PACE. The purchase was made by the management in place at Pick Systems prior to the Pick Systems acquisition by PickAX in March 2000. The Company believes the suit is without merit and intends to defend the suit vigorously. The litigation is in the discovery stage.

OLENIK LITIGATION - In November 2000, George Olenik, former President and Chief Executive Officer of Pick Systems filed a lawsuit in Orange County Superior Court. Mr. Olenik is asserting claims relating to his resignation from Pick Systems in March 2000, and seeking unspecified damages including a success fee for the sale of Pick Systems to PickAX. The Company believes the suit is without merit and intends to defend the suit vigorously. This litigation is in the discovery phase and trial is scheduled to commence in November 2001.

REAL TIME LITIGATION - Based on an article that appeared in a 1995 issue of Pick World, a magazine published by Pick Systems at that time, Real Time Software Corporation sued Pick Systems in Illinois State Court for $198,000 in damages and $350,000 in punitive damages, claiming slander and loss of business. Pick Systems asserted that the suit was without merit and referred the matter to its insurance carrier which arranged for legal counsel in Illinois to defend Pick Systems. The litigation is in the discovery phase and trial is scheduled to commence in October 2001. The Company believes that its liability, if any, will be adequately covered through applicable insurance.

ESTATE ATTORNEY LITIGATION: In March 2001, the Company initiated litigation in the Superior Court of the State of California for the County of Orange against several former attorneys and others of Pick Systems involved in the operations of Pick Systems while it was under the jurisdiction of the Probate Division of the California Superior Court following the death of Richard Pick in 1994. The suit for unspecified damages alleges breach of contract, breach of fiduciary duty, unjust enrichment, professional negligence and constructive fraud. The suit is in the early phase of discovery.

GENERAL AUTOMATION LITIGATION: In May 2001, General Automation initiated litigation in Superior Court of the State of California for the County of Orange against the Company for breach of contract relating to the Pick Systems purchase of selected assets of General Automation in August, 2000. General Automation seeks approximately $690,000 plus penalties and interest. The Company believes that the suit is without merit and intends to defend the suit vigorously.

DOUCE BIS LITIGATION - In June 2001, Douce Bis Company sued the Company in the Commercial Court of Paris, France for approximately US$990,000 plus costs. The claim is for compensation and loss of profits due Douce Bis under the terms of the Douce Bis/Omnis distributorship agreement entered into in 1983 and extended from time to time thereafter. The Company terminated Douce Bis as the Omnis distributor in France effective in December 2000. The Company believes the suit is without merit and intends to defend the suit vigorously. The litigation is in the discovery phase and a hearing is scheduled in September 2001.

ARATA LITIGATION - In June 2001, Thomas Arata, a former employee of the Company, sued the Company in the Civil District Court for the Parish of Orleans in Louisiana. The suit is for unspecified amounts charging breach of contract, fraud, breach of fiduciary duty, unfair trade practices, and unjust enrichment concerning Arata's activities for and on behalf of PickAX prior to and during PickAX's acquisition of Pick Systems in March 2000, and the termination of Arata's employment in December 2000. The Company believes the suit is without merit and intends to defend the suit vigorously. The litigation is in the discovery phase.

The Company is from time to time subject to claims and suits arising in the ordinary course of business. In the Company's opinion, the ultimate resolution of these matters will not have a material adverse effect on its financial position, results of operations, or liquidity.


ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS:

No matters were submitted for a vote of the stockholders of the Company during the fourth quarter of the fiscal year ending March 31, 2001.


EXECUTIVE OFFICERS OF THE REGISTRANT

The following sets forth certain information regarding the executive officers of the Company as of June 14, 2001:

         Name              Age                        Position(s)
         ----              ---                        -----------

Bryce J. Burns             43       Chairman of the Board and Interim Chief Executive Officer
Gwyneth M. Gibbs           58       Vice President, European and African Operations
Richard K. Lauer           56       President and Chief Operating Officer
Timothy J. Holland         54       Senior Vice President and Chief Technology Officer
Mario I. Barrenechea       40       Senior Vice President, Sales and Marketing
Scott K. Anderson, Jr.     56       Vice President, Finance, Treasurer, and Corporate Secretary


     Mr. Burns was elected Interim Chief Executive Officer on December 29, 2000. Mr. Burns also serves as Chairman of the Board of the Company. Mr. Burns served as Director of Product Management at Novell, Inc., a computer software company, from 1998 to 2000 and served as Executive Vice President and Chief Operating Officer at Caldera Systems, a computer software company, from June 1997 through July 1998. Mr. Burns was also the President of Applied Medical Informatics, Inc., a medical software company from October 1995 to June 1997. Mr. Burns holds a BS degree in medical biology from the University of Utah and an MBA from Brigham Young University.

     Mrs. Gibbs serves as Vice President European and Africa Operations for the Company from her offices in the United Kingdom. Mrs. Gibbs served as President and Interim Chief Executive Officer of the Company from October 1998 until the Company's merger with PickAX in December 2000. Mrs. Gibbs joined the Company in October 1994, and was initially responsible for Research and Development in Europe before accepting worldwide responsibility for the Company in October 1998. Mrs. Gibbs holds a BS in Astronomy from the University of London. Mrs. Gibbs resigned as an officer of the Company effective June 30, 2001. Mrs. Gibbs remains as a Director of the Company.

     Mr. Lauer was elected President on December 29, 2000. Prior to that time Mr. Lauer was serving as Senior Vice President and Chief Operating Officer of the Company. Mr. Lauer came to the Company from PickAX where he served in a similar capacity as part of the management team that acquired and operated Pick Systems, in March 2000. From 1998 through 1999 Mr. Lauer served as Executive Director of Compuware Corporation, a computer software company. Prior to that time from 1996 through 1998, Mr. Lauer served as President and Chief Operating Officer of Cambridge Parallel Processing, Inc., a computer software company. Mr. Lauer holds a BA in Business Administration from California State University at Fullerton, and an MBA from Pepperdine University.

     Mr. Holland serves as Senior Vice President and Chief Technology Officer of the Company. Mr. Holland came to the Company from PickAX where he served in a similar capacity as part of the management team that acquired and operated Pick Systems in March 2000. From 1993 through 2000 Mr. Holland was an independent consultant working primarily with high-end multi-value database suppliers and large end users. Mr. Holland holds a BS degree in Electrical Engineering from Illinois Institute of Technology.

     Mr. Barrenechea serves as Senior Vice President, Sales and Marketing of the Company. Mr. Barrenechea came to the Company from PickAX where he served in a similar capacity as part of the management team that acquired and operated Pick Systems in March, 2000. From 1994 through 2000, Mr. Barrenechea served in various executive sales and marketing capacities at Informix, Inc., a leading supplier of computer software multi-dimension databases. Mr. Barrenechea holds a BS in Electrical Engineering from Temple University.

     Mr. Anderson serves as Vice President, Finance, Treasurer, and Corporate Secretary of the Company. Mr. Anderson came to the Company from PickAX where he served in a similar capacity as part of the management team that acquired and operated Pick Systems in March 2000. From 1985 through 2000, Mr. Anderson served as Chief Financial Officer and Corporate Secretary of BBE Sound, Inc., a company that licenses special audio technology to consumer electronic equipment manufacturers. Mr. Anderson also serves on the adjunct accounting faculty at Pepperdine University and holds a BS degree in chemical engineering from the University of Pennsylvania and an MBA from Stanford University.


                                     PART II

ITEM 5. MARKET FOR COMMON EQUITY AND RELATED STOCKHOLDER MATTERS

MARKET INFORMATION

The common stock of the Company has been traded on the NASDAQ since October 1987. The Company is listed on the NASDAQ Small Cap Market under the symbol "RDTA".

The following table sets forth the high and low closing prices for the Company's common stock for fiscal years 2000 and 2001:

               FISCAL YEAR 2000      HIGH        LOW
               ----------------      ----        ---

               First Quarter        $3.000      $0.750
               Second Quarter       $7.187      $2.250
               Third Quarter        $22.000     $5.000
               Fourth Quarter       $21.000    $12.000

               FISCAL YEAR 2001      HIGH        LOW
               ----------------      ----        ---

               First Quarter        $17.500     $5.000
               Second Quarter       $10.125     $5.500
               Third Quarter        $14.500     $3.375
               Fourth Quarter       $14.000     $4.250

On June 28, 2001 the closing price for the Company's common stock on the NASDAQ Small Cap Market was $5.40 and there were approximately 139 holders of record of the Company's common stock.

DIVIDENDS

The Company has never declared or paid dividends on its common stock. The Company intends to retain earnings, if any, for the operation and expansion of the Company's business, and therefore does not anticipate paying any cash dividends in the foreseeable future.

ITEM 6. MANAGEMENT'S DISCUSSION AND ANALYSIS

This discussion and analysis of the financial statements and results of operations should be read in conjunction with the Company's audited consolidated financial statements, including the relates notes thereto, contained elsewhere in this From 10-KSB.

RESULTS OF OPERATIONS

The acquisition of PickAX was effective on December 1, 2000. As a result, the results of operations for the fiscal year ending March 31, 2001 differ materially from the same periods in the prior year. Consequently, the results of prior periods are not directly comparable to this period or future periods.

Had the Company acquired PickAX at the beginning of the Company's fiscal year on April 1, 2000, after making adjustments for the monthly goodwill amortization expense arising from the acquisition and the savings in interest from the Astoria note conversion, the pro forma results for the fiscal year ending March 31, 2001, would have been as follows:

Pro Forma Results for fiscal year ending March 31, 2001 (Unaudited):

                    Revenue              $21,881,000
                    Operating Loss      (19,100,000)
                    Net Loss            (22,972,000)
                    Loss per share           ($1.50)


The Company sells its products in U.S. Dollars in North America, British Pounds Sterling in the United Kingdom, Euros in Germany and France, and Rand in South Africa. As the Company recognizes revenues and expenses in these various currencies but reports its financial results in U.S. Dollars, changes in exchange rates may cause variances in the Company's period-to-period revenues and results of operations in future periods. Foreign exchange gains and losses have not been material to the Company's performance to date.

The following table sets forth, as a percentage of revenues, certain Consolidated Statement of Operations data as a percentage of total revenue for the periods indicated, except for the cost of licensed product revenues and the cost of service products revenues, which are expressed as a percentage of the related revenue. This information should be read in conjunction with the Selected Financial Data and Consolidated Financial Statements included elsewhere in this Form 10-KSB.

                                         Twelve Months Ended
                                   --------------------------------
                                   March 31, 2001    March 31, 2000
                                   --------------    --------------

Net Revenues
  Licenses                               58%                80%
  Services                               42%                20%
                                        ---                ---
  Total Net Revenues                    100%               100%
                                        ---                ---

Costs and Expenses
  Cost of License Revenues                5%                 4%
  Cost of Service Revenues               36%                23%
  Selling and Marketing                  56%                52%
  Research and Development               24%                37%
  General and Administrative             70%                77%
                                        ---                ---
  Total Costs and Expenses              192%               193%
                                        ---                ---

Operating Loss                          (92)%              (93)%

Other Expense, net                      (13)%               (2)%
                                        ---                ---
Net Loss                                (82)%              (76)%
                                        ===                ===

Gross margin on product revenues         95%                96%
Gross margin on service revenues         64%                77%

NET REVENUES. Total net revenues increased 75% to $10.8 million in fiscal year ending March 31, 2001 from $6.2 million in the fiscal year ending March 31, 2000. Revenues from PickAX for the period from the acquisition through March 31, 2001, totaled approximately $6,623,000.

The Company's revenues are derived from principal two sources: fees from software licensing and fees for services, including consulting, training, maintenance and technical support. Licensing fees increased 26% to $6.3 million in the fiscal year ending March 31, 2001, from $5 million in fiscal year ending March 31, 2000. Licensing fees for PickAX for the period from the acquisition through March 31, 2001, totaled approximately $3,002,000.

Service revenues increased 276% to $4.6 million in the fiscal year ending March 31, 2001, from $1.2 million in the fiscal year ending March 31, 2000. Service revenues for PickAX for the period from the acquisition through March 31, 2001, totaled approximately $3,621,000.

No single customer accounted for more than 10% of revenues during the fiscal year ended March 31, 2001. In fiscal year ended March 31, 2000, one customer in the United States accounted for approximately 19.3% of revenue.

COST OF LICENSE REVENUES. Cost of license revenues is comprised of direct costs associated with software product sales including software packaging, documentation, and physical media costs. Cost of product license revenues increased as percentage of license revenues to 5% in the fiscal year ending March 31, 2001 as compared to 4% in the fiscal year ending March 31, 2000. The increase in cost is primarily related to the additional activity from the PickAX acquisition and the currently higher direct unit costs of the PickAX products. The Company has redesigned the packaging and documentation of the former PickAX products in an effort to reduce these costs in the future.

COST OF SERVICE REVENUES. Cost of service revenues includes consulting, technical support, and training, which consist primarily of personnel related costs. Cost of service revenues as a percentage of net service revenues increased from 23% in the fiscal year ending March 31, 2000 to 36% in the fiscal year ending March 31, 2001. The increase in cost of service revenues as a percentage of service revenues in the fiscal year ending March 31, 2001 as compared to fiscal year ending March 31, 2000 was primarily due to the PickAX acquisition and the significant upfront personnel costs involved with expanding the activities in this part of the business.

SELLING AND MARKETING EXPENSES. Selling and marketing expenses increased 89% to $6.1 million in the fiscal year ending March 31, 2001, from $3.2 million in the fiscal year ending March 31, 2000, representing 56% and 52% of total net revenues during the periods, respectively. The increase in selling and marketing expenses was due primarily to the higher level of activity including higher levels of personnel staffing in PickAX in order for the Company to begin marketing all of the Company's products to all of the Company's customers as envisioned in the PickAX acquisition. In addition, the Company has begun marketing the Company's products to customers in other multi-dimensional market spaces not heretofore included in the Company's sales and marketing efforts. Selling and marketing expenses for PickAX for the period from the acquisition through March 31, 2001, totaled approximately $2,700,000.

RESEARCH AND DEVELOPMENT EXPENSES. Research and development expenses increased 16% to $2.7 million in the fiscal year ending March 31, 2001, from $2.3 million in the fiscal year ending March 31, 2000 representing 24% and 37% of total net revenues during the periods, respectively. The increase in research and development expenses was due primarily to the higher levels of activity including personnel staffing in PickAX and to the efforts of the Company to develop products reflecting the combination of technologies resulting from the acquisition. Research and development expenses for PickAX for the period from the acquisition through March 31, 2001, totaled approximately $1,018,000.

GENERAL AND ADMINISTRATIVE EXPENSES. General and administrative expenses increased 58% to $7.6 million in the fiscal year ending March 31, 2001, from $4.8 million in the fiscal year ending March 31, 2000. Included in the fiscal year ending March 31, 2001, general and administrative expense are $0.5 million in depreciation expense, $1.1 million in deferred compensation amortization expense and $2.9 million in goodwill amortization expense, compared to $0.3 million in depreciation expense and $3.0 million in deferred compensation amortization expense in the fiscal year ending March 31, 2000. The Company incurred no goodwill amortization expense in the fiscal year ending March 31, 2000. Total general and administrative expense represented approximately 70% of net revenues in the fiscal year ending March 31, 2001, and 77% of net revenues in the fiscal year ending March 31, 2000.

OTHER EXPENSE. Other expense is primarily comprised of net interest expense and gains and losses on foreign currency transactions. Interest expense increased to $1.3 million in the fiscal year ending March 31, 2001, from $0.1 million in the fiscal year ending March 31, 2000 and relates primarily to the note payable to Astoria Capital Partners for $18.5 million, which was assumed in the acquisition of PickAX, and the long term notes payable totaling $1.0 million borrowed by the Company from other stockholders in August and September 2000. Interest expense also includes $0.6 million in amortization of the bond discount.

The Company sells its products in U.S. Dollars in North America, in British Pounds Sterling in the United Kingdom, in Euros in Germany and France, and in Rand in South Africa. As the Company recognizes revenues and expenses in these various currencies but reports its financial results in U.S. Dollars, changes in exchange rates may cause variances in the Company's period-to-period revenues and results of operations in future periods. Foreign exchange gains and losses have not been material to the Company's performance to date.

NET INCOME. The net loss for fiscal year 2001, was $8,874,000 or $.75 per share compared to a loss of $4,696,000 or $.48 per share for the fiscal year ending March 31, 2000. The increased loss relates to the PickAX acquisition for which the Company recognized approximately $2.9 million in goodwill amortization expense and approximately $1.3 million in interest expense for the fiscal year ending March 31, 2001. At March 31, 2001, the Company had approximately $2,230,000 in accrued liabilities for facilities and contracts which, as a result of the PickAX acquisition, the Company has determined were redundant and which use has been discontinued.

INFLATION

The Company believes that inflation has not had a material impact on the Company's operating results to date and does not expect inflation to have a material impact on the Company's operating results in the fiscal year ending Mach 31, 2002.

LIQUIDITY AND CAPITAL RESOURCES

The Company had $2,424,000 in cash at March 31, 2001.

The Company does not have a line of credit with a bank. The recent financial performance of the Company makes such a line of credit unlikely at the present time. Astoria Capital Partners is the primary secured party in all the assets in support of the note assumed in the acquisition of PickAX. The note had a balance (including accrued interest) of $19, 017,000 at March 31, 2001, and will continue to accrue interest until maturity on November 30, 2002, or retirement prior to that time. The note does not provide for any further borrowings. The note requires certain payments in the event of a public or private offering of equity and gives Astoria certain rights to approve any future acquisitions. There can be no assurances that the Company will have sufficient cash to pay the note at maturity or in the event of an offering. The Company's ability to service its debt is dependent upon future performance, which will be affected by, among other things, prevailing economic conditions, the public market for the Company's stock, and other factors beyond the Company's control.

The Company had a working capital deficit of $6,389,000 at March 31, 2001. Of this total deficit, $4,578,000 represents deferred revenue that the Company earns over the remaining life of the underlying service contracts (usually 12 months) as more fully discussed in the Notes to the Consolidated Financial Statements (see page F-6). In addition, at March 31, 2001, approximately $2,230,000 represents accrued liabilities for facilities and contracts that the Company has determined are redundant and which use has been discontinued. The Company expects through negotiation and compromise to reduce or defer payment on these liabilities to more closely match the ordinary course of the Company's business. However, no assurance can be given that the Company will be successful in such negotiation and compromise.

Management believes that the Company's working capital and future cash flow from operating activities will be sufficient to meet the Company's operating and capital expenditure requirements for at least the next twelve months. However, the Company may need additional funds if the Company experiences a decline in revenues or in the event of unforeseen circumstances. In addition, the Company may require additional funds to support its working capital requirements or for other purposes and may seek to raise such funds through public or private equity financing or bank lines of credit or from other sources. No assurance can be given that additional financing will be available or that, if available, such financing will be on terms favorable to the Company.


RECENT ACCOUNTING PRONOUNCEMENTS

In May 2001, the Financial Accounting Standards Board ("FASB") concluded its redeliberations in connection with the FASB's 1999 proposal on Business Combinations and Intangible Assets. The FASB is planning to vote at the end of June, 2001, on the two Statements arising from the redeliberations: (a) the Statement on Business Combinations which would require the use of the purchase method of accounting for all business combinations after June 30, 2001, and (b) the Statement of Goodwill and Intangible Assets which would no longer require goodwill and certain other intangible assets to be amortized but would require such assets to be tested for impairment at least annually.

The proposed Statement on Business Combinations would not apply to the Company's acquisition of PickAX and to PickAX's acquisition of Pick Systems in March 2000. Nonetheless, both transactions were accounted for under the purchase method of accounting.

The proposed Statement of Goodwill and Intangible Assets is expected to have a positive effect on the Company as the Company would no longer amortize and expense goodwill, although goodwill assets would be tested for impairment at least annually. However, the Company will likely record an impairment loss on goodwill after a full year since the acquisition of PickAX has passed. Management has not computed the estimated impairment, but believes that the amount could be significant. Therefore, management cannot currently determine what the final impact will be on its financial statements. For the fiscal year ending March 31, 2001, the Company had approximately $2.9 million in goodwill amortization expense. Although the FASB vote on the Statement of Goodwill and Intangible Assets is scheduled for release at the end of June, 2001, the FASB has stated that companies with fiscal years beginning April 1, 2001, may adopt the new Statement provided the first quarter financial statements have not been released. Since the Company's new fiscal year began on April 1, 2001, the Company plans to adopt the new Statement as soon as it is issued by the FASB.


RISK FACTORS

This Annual Report on Form 10-KSB contains forward-looking statements with the meaning of Section 27A of the Securities At of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended. Such statements include statements regarding the Company's expectations, hopes, and intentions regarding the future, including but not limited to statements regarding the Company's strategy, competition, development plans (including anticipated cost, timing and eventual acceptance of new products and services by the market), financing, revenue, and operations. Forward-looking statements involve certain risks and uncertainties, and actual results may differ materially from those discussed in any such statement. Factors that could cause actual results to differ materially from such forward-looking statements include the risks described in greater detail in the following paragraphs. All forward-looking statements in this document are made as of the date hereof, based on information available to the Company as of the date hereof, and the Company assumes no obligation to update any forward-looking statement.


QUARTERLY FLUCTUATIONS IN OPERATING RESULTS. The Company has experienced significant quarterly fluctuations in operating results in the past and anticipates such fluctuations in the future. The Company expects to continue to expend significant sums in the area of sales and marketing operations and research and development in order to promote new product development and rapid product introduction. Because the expenses associated with these activities are relatively fixed in the short-term, the Company may be unable to adjust spending quickly enough to offset any unexpected shortfall in revenue growth or any decrease in revenue levels. Historically, the Company has often recognized a substantial portion of its license revenues in the last month of the quarter. In addition, service revenues tend to fluctuate as consulting projects, which may continue over several quarters, are undertaken or completed. Operating results may also fluctuate due to factors such as:

     o    the size and timing of customer orders;

     o    changes in pricing policies by the Company or its competitors;

     o the ability of the Company to develop, introduce, and market new and enhanced versions of the Company's products;

     o the number, timing, and significance of product enhancements and new product announcements by the Company's competitors;

     o    the demand for the Company's products;

     o changes in the proportion of revenues attributable to licenses and service fees;

     o    nonrenewal of customer support agreements;

     o    commencement or conclusion of significant consulting projects;

     o customer order deferrals in anticipation of enhancements or new products offered by the Company or its competitors;

     o    software defects and other product quality problems;

     o    personnel changes; and

     o    the level of international expansion.

As a result, the Company expects its quarterly operating results to continue to fluctuate.

The Company operates without a significant backlog of orders. As a result, the quarterly sales and operating results in any given quarter are dependent, in large part, upon the volume and timing of orders booked and products shipped during that quarter. Accordingly, the Company may be unable to adjust spending in a timely manner to compensate for any unanticipated decrease in orders, sales or shipments. Therefore, any decline in demand for the Company's products and services, in relation to the forecast for any given quarter, could materially and negatively impact the results of the Company's operations. In addition, the Company believes that period-to-period comparisons of its operating results should not be relied upon as indications of future performance.

INTEGRATION. The acquisition of PickAX in December 2000 has increased revenues from $6,210,000 for the fiscal year ending March 31, 2000 to $10,847,000 for the fiscal year ending March 31, 2001, which includes the results of the PickAX acquisition for only the four months from December 2000 through March 2001. The number of employees increased from approximately 35 at the Company just prior to closing the acquisition to approximately 183 employees just after the acquisition. Since the acquisition, the Company's focus has been on new products and services. The first such product, called mvDesigner, was introduced at the Company's worldwide user conference in May, 2001. The Company believes that the initial market for these products will be the multi-dimensional database market where value added resellers, application developers, system integrators, and large end users are seeking to upgrade their existing, highly functional multi-dimensional database applications for deployment in a Web or client/server environment.

The integration of the two companies will require the dedication of management, engineering, and sales resources in order to achieve the anticipated benefits and efficiencies of the acquisition. The difficulties of combining the operations are exacerbated by the necessity of coordinating geographically separated engineering organizations in the United States and in the United Kingdom as well as integrating the accounting and other administrative systems of the two companies. The process of integrating the operations of the two companies could cause an interruption of, or loss of momentum in, the activities of the combined our businesses. The failure to successfully integrate PickAX operations could have a materially adverse effect upon our business, operating results, and financial condition.

SALES CYCLE. The sales cycle for the Company's products typically ranges from three to six months or longer. The Company's products are typically used by application developers, system integrators, and value added resellers to develop applications that are critical to their corporate end user's business. Thus, the purchases of the Company's products are often part of an end user's larger business process, reengineering initiative, or implementation of client/server or web-based computing. Therefore, the end users frequently view the purchase of the Company's products as part of a long-term strategic decision regarding the management of their workforce-related operations and expenditures which sometimes results in end users taking a long period of time to assess alternative solutions by competitors or to defer a purchase decision as a result of an unrelated strategic issue beyond the Company's ability to influence or control. The Company will continue to educate potential customers on the use and benefits of the Company's products and services, as well as the integration of the Company's products and services with additional software applications utilized by individual customers. There can be no assurance, however, that the Company will not experience these and additional delays in the future.

MARKET GROWTH. The multi-dimensional database market is small and stable. As a result, the primary growth of the Company's market will depend upon the Company's ability to displace its competitors in the products of system integrators and value added resellers that sell to corporate end users. Unless a critical mass of organizations and their suppliers adopt the Company's products and recommend them to corporate end users, the Company's products may not achieve widespread market acceptance, which would cause the Company's business to suffer.

PRODUCT DEVELOPMENT. Because the market for the Company's products is continuing to emerge and is subject to rapid technology change and evolving industry standards, the life cycles of the Company's products are difficult to predict. Competitors may introduce new products or enhancements to existing products employing new technologies, which could render the Company's existing products and services obsolete and unmarketable. To be successful, the Company's products and services must keep pace with technological developments and emerging industry standards, address the ever-changing and increasingly sophisticated needs of the Company's customers and achieve market acceptance. However, the development of new, enhanced software products is a complex and uncertain process requiring high levels of innovation from the Company's designers as well as accurate anticipation of customer and technical trends by the marketing staff. In developing new products and services, the Company may also fail to develop and market products that respond to technological changes or evolving industry standards in a timely or cost-effective manner, or experience difficulties that could delay or prevent the successful development, introduction and marketing of these new products and services. The development and introduction of new or enhanced products also requires the Company to manage the transition from older, displaced products in order to minimize disruptions in customer ordering patterns and to ensure that adequate supplies of new products can be delivered to meet customer demand. The Company's results of operations would be seriously harmed if the Company was unable to develop, release and market new software product enhancements on a timely and cost-effective basis, or if new products or enhancements do not achieve market acceptance or fail to respond to evolving industry or technology standards.

COMPETITION. The market for the Company's products is highly competitive, diverse, and subject to rapid change. The Company's products and services compete on the basis of the following key characteristics:

     o    performance;

     o    interoperability;

     o    scalability;

     o    functionality;

     o    reliability;

     o    pricing;

     o    post sale customer support;

     o    quality;

     o    compliance with industry standards; and

     o    overall total cost of ownership.

While management currently believes that the Company's products and services compete favorably with respect to their characteristics in the marketplace, the Company's products and services could fall behind marketplace demands at any time. If the Company fails to address the competitive challenges, the Company's business would suffer materially.

The Company currently faces competition from a number of sources, including several large vendors that develop and market databases, development tools, decision support products, and consulting services. The Company's principal competitors include IBM, Microsoft, Informix/Ardent, Oracle, Sybase and Jbase. There are also a number of open source database alternatives to the Company's database products, which include My SQL and Postgre SQL. Additionally, as the Company expands its business, the Company expects to compete with a different group of companies, including small, highly focused companies offering single products or services that the Company includes as part of an overall solution. A number of the Company's competitors have significantly greater financial, technical, marketing and other resources than the Company. As a result, these competitors may be able to respond more quickly to new or emerging technologies, evolving markets, changes in customer requirements, and may devote greater resources to the development, promotion and sale of their products than the Company.

CONCENTRATION OF STOCK OWNERSHIP AND DEBT TO PRINCIPAL STOCKHOLDER. Astoria Capital Partners and Rockport Group together beneficially own approximately 63% of the Company's outstanding common stock. In addition, the Company has a promissory note for approximately $19.0 million in principal and accrued interest due to Astoria Capital Partners in November, 2002. Mr. Wagner, a member of the Company's Board of Directors, is the managing director of Rockport Group. This concentration of stock ownership can affect those actions of the Company that require stockholder approval, including the election of the Board of Directors and the approval of significant corporate transactions. Moreover, this concentration of ownership may delay or prevent a change in control of the Company.

LIMITED OPERATING HISTORY. In December 2000, the Company completed the acquisition of PickAX. There is a limited operating history as a combined entity. Risks and difficulties include the Company's ability to:

     o expand its base of customers with fully installed and deployed systems that can serve as reference accounts for the Company's ongoing sales efforts;

     o expand the Company's pipeline of sales prospects domestically and internationally in order to promote greater predictability in the Company's period-to-period sales levels;

     o continue to offer new products that complement the Company's existing product line, in order to make the Company's products more attractive to customers;

     o continue to develop, integrate and upgrade the Company's technology to add additional features and functionality;

     o    maintain the current, and develop new, third-party relationships;

     o    continue to attract and retain qualified personnel; and

     o    increase awareness of the Company's brand name.

There are no assurances that the Company's business strategy will be successful or that the Company will successfully address these risks or difficulties. If the Company fails to address these risks or difficulties adequately, the business of the Company will likely suffer.

LIQUIDITY. The Company expects that its cash in the bank will be sufficient to meet the Company's working capital and capital expenditures for the next twelve months. However, the Company may need additional funds if the Company experiences a decline in revenues or in the event of other unforeseen circumstances. If additional financing becomes necessary, there is no assurance that the Company could raise additional funds on acceptable terms. Therefore, the Company may not be able to develop or enhance the Company's products, take advantage of future opportunities, or respond to competitive pressures or unanticipated requirements.

INTERNATIONAL OPERATIONS. The Company operates on a global basis with offices or distributors in Europe, Africa, Asia, and North America. Approximately one third of the Company's revenues in the fiscal year ending March 31, 2001 were derived from international sources. The Company intends to continue to expand its international operations to achieve the Company's anticipated growth, but the Company may face significant challenges to the Company's international expansion. The expansion of the Company's existing international operations and entry into additional international markets will require significant management attention and financial resources. To achieve acceptance in international markets, the Company's products must be internationalized to handle a variety of factors specific to each international market, including language and generic formatting such as date and time. The incorporation of these and other factors into the Company's products is a complex process and often requires assistance from third parties. At the same time, to achieve broad usage by employees across international organizations, the Company's products must be localized to handle native languages and cultures in each international market. Localizing the Company's products is also a complex process and the Company intends to continue to work with third parties to develop localized products.

The Company also faces other risks inherent in conducting business internationally, including but not limited to the following:

     o    fluctuations in interest rates or currency exchange rates;

     o    language and cultural differences;

     o    local and governmental requirements;

     o difficulties and costs of staffing and managing international operations;

     o    differences in intellectual property protections;

     o difficulties in collecting accounts receivable and longer collection periods;

     o    seasonal business activities in certain parts of the world; and

     o    trade policies.

Any of these factors could seriously harm the Company's current international operations and, consequently, affect the international growth of the Company's business. There can be no assurance that these factors or any combination of these factors will not adversely affect the international revenues or overall financial performance of the Company.

RAPID TECHNOLOGICAL CHANGE. The market in which the Company competes is characterized by rapidly changing technology, evolving industry standards and protocol, and frequent improvements in products and services. In order to succeed, the Company must improve current products and services and develop new products and services that are competitive in terms of price, performance, and quality. The Company must provide products and related services that meet the demands of its customers and prospective customers as the market and customer requirements evolve. Not only will the Company have to expend significant funds and other resources to continue to improve the Company's existing products and services, but the Company must also properly anticipate, address, and respond to consumer preferences and demands. As customers' needs change with respect to their enterprise applications, the Company's existing products may become obsolete or inefficient relative to those of the competition and may require modifications or improvements. The addition of new products and services will also require that the Company continue to improve the technology underlying the Company's products. If the Company fails to quickly respond to customer needs, or if its offerings fail to achieve market acceptance, the market for its products and services will not grow or may decline, and the Company's business may suffer significantly. Consequently, the Company's future financial performance will depend, in significant part, upon the successful development, introduction, and market acceptance of new and enhanced products or services.

INDUSTRY STANDARDS. A key factor in the Company's future success will continue to be the ability of the Company's products to operate and perform well with existing and future leading, industry-standard enterprise software applications intended to be used in connection with multidimensional database management system products. Interoperability may require third party licenses, which may not be available to the Company on favorable terms or at all. Failure to meet existing or future interoperability and performance requirements of industry standard applications in a timely manner could adversely affect the Company's business. Uncertainties relating to the timing and nature of new product announcements, introductions or modifications by the these third parties could delay the Company's product development, increase the Company's product development expense or cause customers to delay evaluation, purchase, and deployment of the Company's products.

PROFESSIONAL SERVICES. The growth of the Company's product revenues also depends on the Company's ability to provide the Company's customers with professional services to assist in support, training, consulting, initial implementation and deployment of the Company's products, and to educate third-party systems integrators in the use of the Company's products. As a result, the Company plans to increase the number of professional services personnel to meet these needs. New professional services personnel will require training and take time to reach full productivity. Competition for qualified professional services personnel is intense due to the limited number of people who have the requisite knowledge and skills. The Company may not be able to attract or retain a sufficient number of qualified professional services personnel. To meet the Company's customers' needs for professional services, the Company may also need to use more costly third-party consultants to supplement the Company's own professional services group. In addition, the Company could experience delays in recognizing revenue if the Company's professional services group fails to complete implementations in a timely manner. If the Company fails to maintain or enhance its professional services group as a result of any of these factors, the Company's business could be materially harmed.

SOFTWARE DEFECTS. The Company's enterprise applications software may contain undetected errors or failures when first introduced or as new versions are released. This may result in loss of, or delay in, market acceptance of the Company's products and could harm the Company's reputation. Undetected errors or failures in computer software programs are not uncommon and are endemic to the nature of the business. While the Company makes every effort to thoroughly test its software, in the event that the Company experiences significant software errors in future releases, the Company could experience delays in release, customer dissatisfaction and lost revenues. Any of these errors or defects could cause the Company's business to be materially harmed.

PROPRIETARY RIGHTS. The Company relies primarily on a combination of trade secret, copyright and trademark laws and contractual provisions to protect its proprietary rights. In addition to trademark and copyright protections, the Company licenses its products to end users on a "right to use" basis pursuant to a perpetual license agreement that restricts use of products to a specified number of users. The Company generally relies on "shrink-wrap" or "click-wrap" licenses that become effective when a customer opens the package or downloads and installs software on its system. In order to retain exclusive ownership rights to its software and technology, the Company generally provides its software in object code only, with contractual restrictions on copying, disclosure, and transferability. There can be no assurance that these protections will be adequate, or that the Company's competitors will not independently develop technologies that are substantially equivalent or superior to the Company's technology.

The Company's ability to compete successfully will depend, in part, on the Company's ability to protect the Company's proprietary technology and operations without infringing upon the rights of others. The Company may fail to do so. In addition, the laws of certain countries in which are products are or may be licensed may not protect the Company's proprietary rights to the same extent as the laws of the United States.

There has been a substantial amount of litigation in the software industry regarding intellectual property rights. Third parties may claim that the Company's current or potential future products and services infringe upon their intellectual property. The Company expects that software product developers and providers of software applications will increasingly be subject to infringement claims as the number of products and competitors in the Company's industry segment grows and the functionality of products in different industry segments overlaps. Any claims, with or without merit, could be time consuming, result in costly litigation, cause product shipment delays, prohibit product licensing or require us to enter into royalty or licensing agreements. Royalty or licensing agreements, if required, may not be available on terms acceptable to us or at all, which could seriously harm the Company's business.

KEY PERSONNEL AND MANAGEMENT. Many of the Company's executive officers joined the Company recently in connection with the acquisition of PickAX. The new executive officers must be able to work efficiently together to manage the Company's operations. The loss of one or more of these executives could adversely affect the Company. In addition, the Company believes that its future success will depend to a significant extent on its ability to recruit, hire and retain highly skilled management and employees for engineering new products, product management, sales, marketing, and customer service. Competition for such personnel in the software industry is intense, and there can be no assurance that the Company will be successful in attracting and retaining such personnel. If the Company is unable to do so, it may experience inadequate levels of staffing to develop and license its products and perform services for its customers.

ITEM 7. FINANCIAL STATEMENTS

The consolidated financial statements of the Company, including the notes thereto, together with the independent auditors' reports thereon are presented beginning on Page F-1 and are incorporated herein by reference.


ITEM 8. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

None.

                                    PART III


ITEM 9. DIRECTORS, EXECUTIVE OFFICERS, PROMOTERS, AND CONTROL PERSONS; COMPLIANCE WITH SECTION 16(a) OF THE EXCHANGE ACT

The Bylaws of the Company provide that the Board of Directors is composed of seven directors divided into three classes composed of two members in each of Classes I and II and three members in Class III. The directors are elected to serve staggered three-year terms, with the term of one class of directors expiring each year.

The following table sets forth as of June 14, 2001, the name, age, and position of the directors, the date they joined the Board of Directors and the year in which their term expires:

Name of Director              Age     Principal Occupation                        Director Since     Term Expires
----------------              ---     --------------------                        --------------     ------------
Bryce J. Burns                43      Chairman and Interim Chief Executive            2000               2003
                                      Officer of the Company
Gerald F.  Chew(2)            41      President and Chief Operating Officer,          1998               2001
                                      MDSI Mobile Data Solutions, Inc.
Gil Figueroa                  57      President and Chief Executive Officer,          2000               2001
                                      Internet Tools, Inc.
Gwyneth M. Gibbs              58      Vice President, European and Africa             1999               2003
                                      Operations of the Company
Douglas G. Marshall(1)        45      Vice President of Marketing, Bank of            1998               2002
                                      America
Bryan Sparks(2)               39      Chairman and Chief Executive Officer of         2000               2003
                                      Lineo, Inc.
Geoffrey P. Wagner(1,2)       44      General Partner, Rockport Group, L.P.           1998               2002

(1)  Member of the Compensation Committee

(2)  Member of the Audit Committee

There are no arrangements or understandings between any director and executive officers or other person pursuant to which he or she is or was to be selected as a director or officer of the Company.

Gerald F. Chew, a director of the Company, is a cousin of the General Partner of Astoria Capital Partners, LP.

Except as follows, each director has been engaged in his principal occupation set forth above during the past five years; there is no family relationship between any director and executive officer of the Company.

Mr. Burns was elected Interim Chief Executive Officer on December 29, 2000. Mr. Burns also serves as Chairman of the Board of the Company. Mr. Burns served as Director of Product Management at Novell, Inc., a computer software company, from 1998 to 2000 and served as Executive Vice President and Chief Operating Officer at Caldera Systems, a computer software company, from June 1997 through July 1998. Mr. Burns was also the President of Applied Medical Informatics, Inc., a medical software company from October 1995 to June 1997. Mr. Burns holds a BS degree in medical biology from the University of Utah and an MBA from Brigham Young University.

Mr. Chew currently serves as the President and Chief Operating Officer of MDSI Mobile Data Solutions, Inc. ("MDSI"), a company of which he has been a Director since 1995. Prior to joining MDSI, Mr. Chew had been serving as Executive Vice President of Ancora Capital & Management Group, LLC since June 1998 and Managing Director of The Cairn Group since February 1997. From August 1996 to February 1997, he was Chief Operating Officer of Spot Magic, Inc. Mr. Chew serves on the Audit Committee.

Mr. Figueroa joined the Board in November 2000. At the time, Mr. Figueroa was serving as the Chairman and Chief Executive Officer of PickAX, which Mr. Figueroa formed in August 1999 to acquire Pick Systems. Mr. Figueroa served briefly as the President and Chief Executive Officer of the Company in December 2000 following the acquisition. Mr. Figueroa resigned as an executive officer of the Company at the end of December 2000, and formed Internet Tools, Inc., where he serves as President and Chief Executive Officer. From 1995 until he formed PickAX, Mr. Figueroa was President of Advanced Litigation Techniques, Inc.

Mrs. Gibbs serves as Vice President European and Africa Operations for the Company from her offices in the United Kingdom. Mrs. Gibbs served as President and Interim Chief Executive Officer of the Company from October 1998 until the Company's merger with PickAX in December 2000. Mrs. Gibbs joined the Company in October 1994, and was initially responsible for Research and Development in Europe before accepting worldwide responsibility for the Company in October 1998. Mrs. Gibbs holds a BS in Astronomy from the University of London. Mrs. Gibbs resigned as an officer of the Company effective June 30, 2001. Mrs. Gibbs remains as a Director of the Company.

Mr. Marshall is currently Vice President with Bank of America where he has held a number of marketing positions including Vice President of Advertising and Marketing Communications as well as product development and management roles since joining the bank in August 1994. Mr. Marshall holds BA in English from Seattle Pacific University and an MBA from the University of Washington. Mr. Marshall serves on the Compensation Committee.

Mr. Sparks joined the Board of Directors in August 2000. Mr. Sparks serves as the Chairman and Chief Executive Officer of Lineo, Inc., a computer software company, which he joined in September 1998. From October 1994 through September 1998 Mr. Sparks served as the Chief Executive Officer of Caldera, Inc., a computer software company. Mr. Sparks holds Bachelor's Degree in Computer Science from Brigham Young University. Mr. Sparks is a member of the Audit Committee.

Mr. Wagner served as Secretary of the Company from February 1999, through November 2000. Mr. Wagner is the sole General Partner of Rockport Group LP since it's founding in September 1990. The Rockport Group LP invests in a variety of industries, including technology, healthcare and apparel. Prior to 1990 Mr. Wagner held sales executive positions at several leading Wall Street firms including five years at Bear, Stearns & Co., Inc. and five years at Kidder, Peabody & Co., Inc. Mr. Wagner holds a BS in Business Administration from Portland State University. Mr. Wagner serves on the Audit Committee and the Compensation Committee.

Information regarding the current Executive Officers of the Company found under the caption "Executive Officers of the Registrant" in Part I hereof is incorporated by reference into this Item 9.

COMPLIANCE WITH SECTION 16(a) OF THE EXCHANGE ACT

Section 16(a) of the Securities Exchange Act of 1934 requires the Company's officers and directors, and persons who own more than ten percent of a registered class of the Company's equity securities, to file reports of ownership on

 Form 3 and changes in ownership on Form 4 or 5 with the Securities and Exchange Commission ("SEC"). Such officers, directors and ten-percent stockholders are also required by SEC rules to furnish the Company with copies of all forms that they file pursuant to Section 16(a). Based solely on its review of the copies of such forms received by it and representations that no other forms were required to be filed, the Company believes that all Section 16(a) filing requirements applicable to its officers, directors and ten-percent stockholders were complied with in a timely fashion, except as follows: Gwyneth Gibbs filed a late Form 3 and reported four transactions late on a Form 5; Bryan Sparks filed a late Form 3; Astoria Capital Partners filed a late Form 3 and filed late Form 4 reports for the months of January, February, March, April, June, July, November and December 2000 with respect to an indeterminable number of transactions; and Richard Koe filed a late Form 3 and filed late Form 4 reports for the months of July, November and December 2000 with respect to an indeterminable number of transactions.

ITEM 10. EXECUTIVE COMPENSATION

Summary Compensation

The following table sets forth the compensation of the Company's Named Executive Officers, which consist of a) the all persons serving as the chief executive officer during the fiscal year, b) the four most highly compensated executive officers serving as such at the end of the fiscal year, and c) the two most highly compensated former executives for whom disclosure would have otherwise been required but for the fact they were not serving as such at the end of the fiscal year ending March 31, 2001:


                           Summary Compensation Table

                                                                                                Long Term
                                                                                            Compensation Awards
                                                         Annual Compensation               ---------------------
                                                 ------------------------------------      Securities Underlying      All Other
Name and Principal Position                      Year       Salary ($)      Bonus ($)           Options (#)        Compensation(9)
---------------------------                      ----       ----------      ---------      ---------------------   ---------------

Bryce J. Burns(1)                                2001        $ 75,000             --              64,825              $ 9,124
Interim Chief Executive Officer and
Chairman

Gwyneth M. Gibbs(2)                              2001        $144,423                             30,000              $21,934
Vice President European and African              2000        $107,884        $40,000                  --              $22,283
Operations; Former President and                 1999        $ 79,874        $33,209                  --              $22,855
Interim Chief Executive Officer until
PickAX acquisition

Gil Figueroa(3)                                  2001        $254,738             --                  --              $97,119
Former President and Chief Executive Officer

Richard K. Lauer(4)                              2001        $268,750        $20,000              30,000                   --
President and Chief Operating Officer

Timothy J. Holland(5)                            2001        $187,500             --              30,000              $ 2,820
Senior Vice President and
Chief Technology Officer

Mario I. Barrenechea(6)                          2001        $306,300             --              30,000              $ 2,478
Senior Vice President,
Sales and Marketing

Scott K. Anderson, Jr.(7)                        2001        $185,000        $10,000              30,000              $ 1,500
Vice President of Finance,
Treasurer, and Corporate Secretary

James Dorst(8)                                   2001        $121,875             --                  --              $46,875
Former Chief Operating Officer and               2000        $ 94,507             --                  --                   --
Chief Financial Officer

(1) Mr. Burns joined the Company as Interim Chief Executive Officer on December 29, 2000. Mr. Burns was elected Chairman of the Company on September 22, 2000.

(2) Mrs. Gibbs resigned as President and Interim Chief Executive Officer at the time of the PickAX acquisition and was subsequently elected Vice President, European and African Operations of the Company. Mrs. Gibbs resigned as an officer of the Company effective June 30, 2001.

(3) Mr. Figueroa was serving as President and Chief Executive Officer of PickAX at the time of the PickAX acquisition and joined the Company as President and Chief Executive Officer through December 29, 2000. Mr. Figueroa remains a Director of the Company. Compensation includes amounts earned at PickAX from April 1, 2000 through the date of acquisition.

(4) Mr. Lauer was serving as Executive Vice President and Chief Operating Officer of PickAX at the time of the acquisition and was elected Senior Vice President and Chief Operating Officer of the Company at the time of the acquisition. Mr. Lauer was elected President and Chief Operating Officer of the Company on December 29, 2000. Compensation includes amounts earned at PickAX from April 1, 2000 through the date of acquisition.

(5) Mr. Holland was serving as Senior Vice President and Chief Technology Officer of PickAX at the time of the acquisition and was elected to the same position in the Company at time of the acquisition. Compensation includes amounts earned at PickAX from April 1, 2000 through the date of acquisition.

(6) Mr. Barrenechea was serving as Senior Vice President, Sales and Marketing of PickAX at the time of the acquisition and was elected to the same position in the Company at time of the acquisition. Compensation includes amounts earned at PickAX from April 1, 2000 through the date of acquisition.

(7) Mr. Anderson was serving as Vice President and Administration and Corporate Secretary of PickAX at the time of the acquisition and was elected Vice President, Treasurer, and Corporate Secretary of the Company at time of the acquisition. Compensation includes amounts earned at PickAX from April 1, 2000 through the date of acquisition.

(8) Mr. Dorst resigned as an officer of the Company on October 16, 2000 and resigned as a Director of the Company on August 14, 2000.

(9) Amounts presented include the dollar value of:

     (i) premiums paid by the Company during the fiscal year with respect to term life insurance for the benefit of the Mr. Barrenechea in the amount of $2,478.

     (ii) contributions to the Company's 401(k) program on behalf of the Named Executive Officer's 401(k) Plan in the amount of $1,200 for Mr. Figueroa, $2,820 for Mr. Holland, and for $1,500 Mr. Anderson. Contributions to the United Kingdom company pension plan for Mrs. Gibbs totaled $21,934.

     (iii) balance of rental cost of housing not covered by Mr. Figueroa's housing allowance of $2,000 per month and severance payments made through March 31, 2001, of $89,565.

     (iv) Mr. Dorst received $46,875 in severance payments.

STOCK OPTION GRANTS IN LAST FISCAL YEAR

The following table sets forth the individual grants of stock options made by the Company during the fiscal year ending March 31, 2001, to each of the Named Executive Officers:

                                          Percent
                         Number of       of Total
                         Securities       Options
                         Underlying     Granted to
                          Options        Employees
                          Granted        in Fiscal     Exercise Price     Expiration
        Name                (#)           Year(1)         ($/Sh)             Date
        ----             ----------     ----------     --------------     ----------

Bryce J. Burns             64,825           7%             $4.09              3/1/11
Gwyneth M. Gibbs           30,000           3%             $5.00             3/29/11
Richard K. Lauer           30,000           3%             $4.25             3/29/11
Timothy J. Holland         30,000           3%             $4.25             3/29/11
Mario I. Barrenechea       30,000           3%             $4.25             3/29/11
Scott K. Anderson, Jr.     30,000           3%             $4.25             3/29/11


(1) Based on an aggregate of 924,400 options granted to directors and employees of the Company in the fiscal year ending March 31, 2001, including the Named Executive Officers. Each of the options listed in the table vests at 25% one year after the commencement date of the grant, and one thirty-sixth of the remaining unvested shares subject to the option grant vest each month thereafter.

AGGREGATED OPTION EXERCISES IN LAST FISCAL YEAR AND YEAR-END OPTION VALUES

The Named Executive Officers exercised no options during the last fiscal year.

The following table shows, as to the Named Executive Officers, the value of unexercised options at March 31, 2001:


                 Aggregated Option Exercises in Fiscal Year 2001
                   and Fiscal Year 2001 Ending Option Values

                             Number of Securities
                            Underlying Unexercised         Value of Unexercised
                                  Options at              In-The-Money Options at
                              Fiscal Year End (#)            Fiscal Year End(2)
                         ----------------------------   ---------------------------
       Name              Exercisable    Unexercisable   Exercisable   Unexercisable
                         -----------    -------------   -----------   -------------

Bryce J. Burns              35,892         157,758        $      0      $ 68,105
Gwyneth M. Gibbs            42,326          60,674        $ 60,859      $ 47,251
Gil Figueroa                30,550               0        $ 58,063      $      0
Richard K. Lauer            91,648         167,473        $200,764      $327,866
Timothy J. Holland          81,465         152,198        $178,457      $294,405
Mario I. Barrenechea        91,648         167,473        $200,764      $327,866
Scott K. Anderson, Jr.      61,099         121,649        $133,843      $227,484
James Dorst(1)                   0               0        $      0      $      0


(1) Mr. Dorst resigned on October 16, 2000, and did not exercise his options within the authorized time limit following his departure from the Company.

(2) In accordance with SEC rules, values are calculated by subtracting the exercise price from the fair market value of the underlying common stock. For purposes of this table, fair market value is deemed to be closing price of the common stock on March 31, 2001, which was $5.1406 per share.


EMPLOYMENT CONTRACTS

The Service Agreement effective April 1, 2000, between the Company and Gwyneth
M. Gibbs retains Mrs. Gibbs as an Officer of the Company for an initial term of two (2) years, which is automatically renewed for subsequent two year terms unless the agreement is terminated by either party by delivery of six months prior notice. The Service Agreement provides for an annual base salary of Pound Sterling83,000 sterling, with annual increases based the Index of Retail Prices published by the Office for National Statistics. In addition, Mrs. Gibbs is entitled to an annual incentive bonus of 50% of her base salary if certain prearranged annual goals and objectives are met (no bonuses have been paid to date), and to Company contributions to a Company retirement plan open to all United Kingdom employees.

The Company has Employment Agreements effective December 1, 2000, with Messrs. Figueroa, Lauer, Holland, Barrenechea and Anderson, the form of which was included as Exhibit 10-1 in the Form 10-QSB filed with the SEC on February 14, 2001. Except for Mr. Barrenechea's agreements, the Employment Agreements signed by the Company are for one year, identify the initial position title and compensation amounts, provide the officers may receive bonuses from time to time at the discretion of the Board of Directors, and provide for six months severance in the event of involuntary separation from the Company. Mr. Barrenechea's agreement is for three years and provides that he will receive commissions on the Company's revenues. Mr. Barrenechea's Agreement does not contain a non-competition provision.

On March 7, 2001, the Company entered into a Transition and Release Agreement (the "Transition Agreement") with Gil Figueroa in connection with his resignation as President and Chief Executive Officer of the Company on December 29, 2000. Pursuant to the terms of the Transition Agreement, Mr. Figueroa will receive severance pay of $24,083 per month through December 31, 2001. In addition, the Company agreed to pay Mr. Figueroa's COBRA insurance payments through that period, to allow Mr. Figueroa remain in the house the Company provided for him through the end of the lease on April 30, 2001, to provide Mr. Figueroa a moving allowance of $7,500 to relocate upon termination of the house lease, to allow Mr. Figueroa to retain the Company car previously provided to Mr. Figueroa through December 31, 2001, and to reimburse Mr. Figueroa for legal expenses in connection with the negotiation of the Transition Agreement, of up to $8,500.

DIRECTOR COMPENSATION

The Company reimburses directors for travel and other out-of-pocket expenses incurred in attending Board meetings but no cash compensation is otherwise paid to directors.

In April 1999, the Board of Directors determined that it was in the best interests of the Company to adopt the Raining Data Corporation 1999 Stock Option Plan (the "1999 Plan") to consolidate options to be issued to directors, officers, key employees, consultants and advisors under a single option plan and to terminate the Director Plan, the 1993 Advisors Plan and the 1996 Stock Option Plan, except as to warrants and options then issued and outstanding under such plans. The Board of Directors adopted the 1999 Plan and 1,500,000 shares of the common stock of the Company were reserved for issuance under the 1999 Plan. The stockholders of the Company approved the 1999 Plan during the 1999 Annual Stockholders' Meeting. At the 2000 Annual Stockholders' Meeting the number of shares under the 1999 Plan was increased to 5,000,000.

ITEM 11. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

The following table sets forth as of June 28, 2001, certain information with respect to the beneficial ownership of the Company's voting securities by (i) any person (including any "group" as that term is used in Section 13 (d) (3) of the Exchange Act) known by the Company to be the beneficial owner of more than 5% of any class of the Company's voting securities, (ii) each director, (iii) each of the Named Executive Officers, and (iv) all directors and executive officers of the Company as a group. As of June 28, 2001, there were 300,000 and 16,019,546 shares of issued and outstanding preferred stock and common stock respectively.

                                                  Number of    Percent of      Number of     Percent of
                                                  Shares of     Total of       Shares of      Total of
                                                  Preferred     Preferred       Common         Common
                   Name and Address(1)            Stock(2)      Stock(2)         Stock         Stock
                   --------------------           ---------     ---------      ----------    ----------

          Astoria Capital Partners L.P.(3)         300,000       100.0%        10,057,396        55.2%
              6600 92nd Avenue, S.W.
              Portland, OR 97223
          Philip and Debra Barrett Trust(4)                                     1,680,000        10.5%
               P.O. Box 3730
               Salem, OR 97302

          Gil Figueroa(5)                                                        794,290          4.9%
          Gerald F. Chew(6)                                                      127,658           *
          Gwyneth M. Gibbs(7)                                                    152,079           *
          Douglas G. Marshall(8)                                                 127,658           *
          Geoffrey P. Wagner(9)                                                2,310,000         14.4%
          Bryan Sparks(10)                                                        32,275           *
          Bryce J. Burns(11)                                                      49,198           *
          Richard K. Lauer(12)                                                    91,648           *
          Timothy J. Holland(13)                                                 208,755          1.3%
          Mario I. Barrenechea(14)                                                91,648           *
          Scott K. Anderson, Jr.(15)                                              61,099           *
          James Dorst(16)                                                             --          0.0%
          All Directors and Executive Officers
            as a group (11 persons)(17)                                        4,046,308         24.1%

* Represents less than 1%

(1) Except as otherwise indicated below, the Company believes the persons whose names appear in the table above have sole voting and investment power with respect to all shares of stock shown as beneficially owned by them, subject to community property laws, where applicable.

(2) "Preferred Stock" refers to the Series A Convertible Preferred Stock, which is convertible into 1.667 shares of common stock.

(3) Includes warrants to purchase 2,207,318 shares of common stock exercisable within 60 days of June 28, 2001.

(4) Includes warrants to purchase 30,000 shares of common stock exercisable within 60 days of June 28, 2001.

(5) Includes options to purchase 30,550 shares of common stock exercisable within 60 days of June 28, 2001, held by Mr. Figueroa.

(6) Represents warrants and options to purchase 127,658 shares of common stock exercisable within 60 days of June 28, 2001, held by Mr. Chew.

(7) Includes options to purchase 51,947 shares of common stock exercisable within 60 days of June 28, 2001, held by Mrs. Gibbs.

(8) Represents warrants and options to purchase 127,658 shares of common stock exercisable within 60 days of June 30, 2001, held by Mr. Marshall.

(9) Includes warrants to purchase 4,167 shares of common stock exercisable within 60 days of June 30, 2001, held by Mr. Wagner, 25,833 shares of common stock owned by Mr. Wagner directly, 1,420,000 shares of common stock owned by Rockport Group LP, of which Mr. Wagner is the sole general partner, 850,000 shares of common stock owned by RCJ Capital Partners LP, of which Rockport Group LP is the sole general partner; Director Geoffrey P. Wagner is the sole general partner of Rockport Group LP, and 10,000 shares of common stock purchased on April 5, 1999 by a trust of which the reporting person's wife is the sole beneficiary; the reporting person disclaims beneficial ownership of such 10,000 shares except to the extent of his pecuniary interest in such shares.

(10) Represents options to purchase 32,275 shares of common stock exercisable within 60 days of June 28, 2001, held by Mr. Sparks.

(11) Represents options to purchase 49,198 shares of common stock exercisable within 60 days of June 28, 2001, held by Mr. Burns.

(12) Represents options to purchase 91,648 shares of common stock exercisable within 60 days of June 28, 2001, held by Mr. Lauer.

(13) Includes options to purchase 81,465 shares of common stock exercisable within 60 days of June 28, 2001, held by Holland.

(14) Represents options to purchase 91,648 shares of common stock exercisable within 60 days of June 28, 2001, held by Mr. Barrenechea.

(15) Represents options to purchase 61,099 shares of common stock exercisable within 60 days of June 28, 2001, held by Mr. Anderson.

(16) Mr. Dorst resigned from the Company in October 2000.

(17) Includes an aggregate of 749,313 shares of common stock issuable upon exercise of options or warrants exercisable within 60 days of June 30, 2001.

ITEM 12. CERTAIN RELATIONSHIPS AND RELATED PARTY TRANSACTIONS

On November 30, 2000, the Company acquired PickAX in which Astoria was a significant shareholder. As a condition of that acquisition, the Company assumed a note for approximately $18.5 million due to Astoria from PickAX, Inc. on that date.

On March 7, 2001, the Company entered into a Transition and Release Agreement (the "Transition Agreement") with Gil Figueroa in connection with his resignation as President and Chief Executive Officer of the Company on December 29, 2000. See "Employment Contracts".

Two limited partners in RCJ Capital Partners LP loaned the Company $550,000 in August 2000. The loans are for two years and bear annual interest at 4% payable semiannually. The notes provide for the automatic conversion of the principal and unpaid interest into shares of the Company's stock at a conversion price $6.17 at maturity in August 2002. Geoffrey P. Wagner, a director of the Company, is the sole general partner of Rockport Group LP, which is the sole general partner of RCJ Capital Partners LP.

A trust of which a stockholder of the Company is the trustee and beneficiary, loaned the Company $250,000 in September 2000. The loan is for two years and bears an annual interest at 10% payable quarterly.

ITEM 13. EXHIBITS AND REPORTS ON FORM 8-K

The following Consolidated Financial Statements of Raining Data Corporation and Subsidiaries and the Report of Independent Certified Public Accountants are attached hereto beginning on pages F-1.

(a)(1) Consolidated Financial Statements:

Report of Independent Certified Public Accountants

Consolidated Balance Sheets as of March 31, 2001 and March 31, 2000

Consolidated Statements of Operations for fiscal years ended March 31, 2001 and 2000

Consolidated Statements of Cash Flows for fiscal years ended March 31, 2001 and 2000

Consolidated Statements of Stockholders' Equity for fiscal years ended March 31, 2001 and 2000

Notes to Consolidated Financial Statements


(a)(2) Exhibits

EXHIBIT                                DESCRIPTION
-------                                -----------

   2.1 Agreement and Plan of Merger, dated as of August 23, 2000, by and among the Registrant, Raining Merger Sub, Inc., PickAX, Inc. and Gilbert Figueroa (included as Appendix A to the Registrant's Definitive Proxy Statement filed with the Commission on November 16, 2000 and incorporated herein by reference)

   2.2 Merger Agreement dated as of August 23, 2000 by and among the Registrant, PickAX, Inc., Gilbert Figueroa, and Raining Merger Sub, Inc. (included as Exhibit 10.1 to the Registrant's Form 10-QSB filed with the Commission on November 6, 2000 and incorporated herein by reference)

   2.3 Asset Purchase Agreement by and among the Registrant, the Wainer Group, Dirk Wainer, Shirley-Anne Wainer, Dennis Janossich and Joseph Bernard as to all matters, and Paradigm Designs Software Pty Ltd., as to certain matters dated as of May 19, 2000 (included as Exhibit
            10.1 to the Registrant's Form 10-QSB filed with the Commission on August 10, 2000 and incorporated herein by reference)

   3.1 Restated Certificate of Incorporation dated September 17, 1997, as amended and corrected of the Registrant (included as Exhibit 3.1 to the Registrant's Form 8-K filed with the Commission on June 16, 1998 and incorporated herein by reference)

   3.2 Certificate of Amendment of Certificate of Incorporation of the Registrant dated February 9, 1999 (included as Exhibit 3.2 to the Registrant's Form 10-KSB filed with the Commission on July 7, 1999 and incorporated herein by reference)

   3.3 Certificate of Designation dated March 31, 1999, as corrected (included as Exhibit 3.1 to the Registrant's Form 8-K filed with the Commission on April 5, 1999 and incorporated herein by reference)

   3.4 Certificate of Amendment of Restated Certificate of Incorporation of the Registrant dated November 29, 2000 (included as Exhibit 3.1 to the Registrant's Form 10-QSB filed with the Commission on February 14, 2001 and incorporated herein by reference)

   3.5 Bylaws dated August 7, 1987, as amended (included as Exhibit 3.3 to the Registrant's Form 10-KSB filed with the Commission on June 29, 1998 and incorporated herein by reference)

EXHIBIT                                DESCRIPTION
-------                                -----------

   4.1 Registration Rights Agreement by and among the Registrant, Pamela Conrad, Donald D. Durr, Lee Summers, Robert J. Rosenberg, Gil Figueroa, Michael E. McGoey, Gerald L. Cohn and Timothy Holland dated as of November 30, 2000 (included as Exhibit 4.1 to the Registrant's Form 10-QSB filed with the Commission on February 14, 2001 and incorporated herein by reference)

   4.2 Note and Warrant Purchase Agreement by and between the Registrant and Astoria Capital Partners, L.P. dated as of November 30, 2000 (included as Exhibit 4.2 to the Registrant's Form 10-QSB filed with the Commission on February 14, 2001 and incorporated herein by reference)

   4.3 Secured Promissory Note issued by the Registrant to Astoria Capital Partners, L.P. dated November 30, 2000 (included as Exhibit 4.3 to the Registrant's Form 10-QSB filed with the Commission on February 14, 2001 and incorporated herein by reference)

   4.4 Common Stock Purchase Warrant issued by the Registrant to Astoria Capital Partners, L.P. dated November 30, 2000 (included as Exhibit
            4.4 to the Registrant's Form 10-QSB filed with the Commission on February 14, 2001 and incorporated herein by reference)

   4.5 Second Amendment to Credit Facility Agreement, Promissory Note and Non-Transferable Warrant by and between the Registrant and Astoria Capital Partners, L.P. dated as of December 21, 1999, as amended April 30, 2000 (included as Exhibit 4.5 to the Registrant's Form 10-QSB filed with the Commission on February 14, 2001 and incorporated herein by reference)

   4.6 Common Stock Purchase Agreement - Cash Purchase, by and between the Registrant and Astoria Capital Partners, L.P. dated as of December 4, 2000 (included as Exhibit 4.1 to the Registrant's Form 8-K/A filed with the Commission on June 21, 2001 and incorporated herein by reference)

   4.7 Common Stock Purchase Agreement - PickAX Note, by and between the Registrant and Astoria Capital Partners, L.P. dated as of December 4, 2000 (included as Exhibit 4.2 to the Registrant's Form 8-K/A filed with the Commission on June 21, 2001 and incorporated herein by reference)

   4.8 Common Stock Purchase Agreement - Individual, by and between the Registrant and Harry Augur dated as of December 4, 2000 (included as
            Exhibit 4.3 to the Registrant's Form 8-K/A filed with the Commission on June 21, 2001 and incorporated herein by reference)

   4.9 Common Stock Purchase Agreement - Individual, by and between the Registrant and Robert van Roijen dated as of December 4, 2000 (included as Exhibit 4.4 to the Registrant's Form 8-K/A filed with the Commission on June 21, 2001 and incorporated herein by reference)

EXHIBIT                                DESCRIPTION
-------                                -----------

   4.10 Registration Rights Agreement by and among the Registrant, Astoria Capital Partners, L.P., Harrison H. Augur, Keogh MP and Robert D. van Roijen dated as of December 4, 2000 (included as Exhibit 4.5 to the Registrant's Form 8-K/A filed with the Commission on June 21, 2001 and incorporated herein by reference)

  10.1 At-Will Employment Agreement between the Registrant and James Dorst dated as of November 23, 1999 (included as Exhibit 10.1 to the Registrant's Form 10-QSB filed with the Commission on February 14, 2000 and incorporated herein by reference)

  10.2 Stock Purchase Agreement by and between the Registrant and Astoria Capital Partners, L.P. dated as of March 31, 1999 (included as
            Exhibit 10.1 to the Registrant's Form 8-K filed with the Commission on April 5, 1999 and incorporated herein by reference)

  10.3 Common Stock Purchase Agreement by and between the Registrant and Astoria Capital Partners, L.P. dated as March 31, 1999 (included as
            Exhibit 10.2 to the Registrant's Form 8-K filed with the Commission on April 5, 1999 and incorporated herein by reference)

  10.4 Common Stock Purchase Agreement by and between the Registrant and Gwyneth Gibbs dated as of March 31, 1999 (included as Exhibit 10.3 to the Registrant's Form 8-K filed with the Commission on April 5, 1999 and incorporated herein by reference)

  10.5 Common Stock Purchase Agreement by and between the Registrant and Philip and Debra Barrett Charitable Remainder Trust dated as of March 31, 1999 (included as Exhibit 10.4 to the Registrant's Form 8-K filed with the Commission on April 5, 1999 and incorporated herein by reference)

  10.6 Common Stock Purchase Agreement by and between the Registrant and RCJ Capital Partners, L.P. dated as of March 31, 1999 (included as
            Exhibit 10.5 to the Registrant's Form 8-K filed with the Commission on April 5, 1999 and incorporated herein by reference)

  10.7 Common Stock Purchase Agreement by and between the Registrant and Rockport Group, L.P. dated as of March 31, 1999 (included as Exhibit
            10.6 to the Registrant's Form 8-K filed with the Commission on April 5, 1999 and incorporated herein by reference)

  10.8 Incentive Stock Option Agreement by and between the Registrant and Bryce Burns dated as of February 14, 2000 (included as Exhibit 10.15 to the Registrant's Form 10-KSB/A filed with the Commission on July 31, 2000 and incorporated herein by reference)

EXHIBIT                                DESCRIPTION
-------                                -----------

  10.9 Form of Employment Agreement by and between the Registrant and each of Mssrs. Figueroa, Lauer, Holland, Barrenechea and Anderson (included as Exhibit 10.1 to the Registrant's Form 10-QSB filed with the Commission on February 14, 2001 and incorporated herein by reference)

  10.10 Nonincentive Stock Option Agreement by and between the Registrant and Bryan Sparks dated as of August 14, 2000 (included as Exhibit
            10.1 to the Registrant's Form 8-K filed with the Commission on October 24, 2000 and incorporated herein by reference)

  10.11 Amended and Restated Nonincentive Stock Option Agreement by and between the Registrant and Bryce J. Burns dated as of February 14, 2000 (included as Exhibit 10.2 to the Registrant's Form 8-K filed with the Commission on October 24, 2000 and incorporated herein by reference)

  10.12 Nonincentive Stock Option Agreement by and between the Registrant and Bryce J. Burns dated as of September 22, 2000 (included as
            Exhibit 10.3 to the Registrant's Form 8-K filed with the Commission on October 24, 2000 and incorporated herein by reference)

  10.13 Form of Promissory Note dated September 28, 2000, issued by the Registrant to The Philip and Debra Barrett Charitable Remainder Trust (included as Exhibit 10.4 to the Registrant's Form 8-K filed with the Commission on October 24, 2000 and incorporated herein by reference)

  10.14 Form of Note Purchase Agreement and Form of Nonsecured Convertible Promissory Note dated as of August 23, 2000, respectively, issued by the Registrant to three lenders (included as Exhibit 10.5 to the Registrant's Form 8-K filed with the Commission on October 24, 2000 and incorporated herein by reference)

  10.15 Transition Agreement and Releases by and between the Registrant and Gilbert Figueroa dated as of March 7, 2001.

  10.16 Service Agreement by and between the Registrant and Gwyneth Gibbs dated April 1, 2000.

  10.17 Omnis Technology Corporation 1999 Stock Option Plan and Form of Option Agreement (included as Exhibit 10.24 to the Registrant's Annual Report on Form 10-KSB/A filed with the Commission on July 29, 1999 and incorporated herein by reference)

  10.18 Omnis Technology Corporation Amended 1999 Stock Option Plan (included as Appendix A to the Registrant's Definitive Proxy Statement filed with the Commission on October 10, 2000 in connection with the October 23, 2000 Annual Meeting of Stockholders of the Registrant and incorporated herein by reference)

  21.1      Subsidiaries of the Registrant

  23.1      Consent of Grant Thornton LLP


(b) Reports on Form 8-K

None

                                   SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, on the 28th day of June 2001.


                            RAINING DATA CORPORATION

By: /s/ BRYCE J. BURNS
    ---------------------------------
        Bryce J. Burns
        Chairman and Interim Chief
        Executive Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, as amended, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.


SIGNATURES                                   TITLE:
----------                                   ------

/s/ BRYCE J. BURNS                  Chairman and                        June 27, 2001
----------------------------        Interim Chief Executive Officer  -------------------
    Bryce J. Burns                  (Principal Executive Officer)           (Date)


/s/ SCOTT K. ANDERSON JR.           Vice President of Finance,          June 28, 2001
----------------------------        Treasurer and Corporate           ------------------
    Scott K. Anderson Jr.           Secretary (Principal Financial          (Date)
                                    and Accounting Officer)


/s/ GEOFFREY P. WAGNER              Director                            June 28, 2001
----------------------------                                          ------------------
    Geoffrey P. Wagner                                                      (Date)


/s/ GERALD F. CHEW                  Director                            June 28, 2001
----------------------------                                          ------------------
    Gerald F. Chew                                                          (Date)


/s/ DOUGLAS G. MARSHALL             Director                            June 28, 2001
----------------------------                                          ------------------
    Douglas G. Marshall                                                     (Date)


/s/ GWYNETH M. GIBBS                Director                            June 28, 2001
----------------------------                                          ------------------
    Gwyneth M. Gibbs                                                        (Date)


/s/ GIL FIGUEROA                    Director                            June 28, 2001
----------------------------                                          ------------------
    Gil Figueroa                                                            (Date)


/s/ BRYAN SPARKS                    Director                            June 28, 2001
----------------------------                                          ------------------
    Bryan Sparks                                                            (Date)


                                POWER OF ATTORNEY

     Know all persons by these presents, that each person whose signature appears below hereby constitutes and appoints Bryce J. Burns and Scott K. Anderson, Jr., and each one of them, acting individually and without the other, as his attorney-in-fact, each with full power of substitution, for him in any and all capacities, to sign any and all amendments to this report on Form 10-KSB, and to file the same, with exhibits thereto and other documents in connection therewith, with the Securities and Exchange Commission, thereby ratifying and confirming all that each of said attorneys-in-fact, or his or her substitute or substitutes may do or cause to be done by virtue hereof.

     Pursuant to the requirements of the Securities Exchange Act of 1934, the following persons in the capacities and on the dates indicated have signed this report on Form 10-KSB, below on behalf of the registrant.

SIGNATURES                                   TITLE:
----------                                   ------
/s/ BRYCE J. BURNS                  Chairman and Interim                June 27, 2001
----------------------------        Chief Executive Officer           ------------------
    Bryce J. Burns                  (Principal Executive Officer)           (Date)


/s/ SCOTT K. ANDERSON JR.           Vice President of Finance,          June 28, 2001
----------------------------        Treasurer and Corporate           ------------------
    Scott K. Anderson Jr.           Secretary (Principal Financial          (Date)
                                    and Accounting Officer)


/s/ GEOFFREY P. WAGNER              Director                            June 28, 2001
----------------------------                                          ------------------
    Geoffrey P. Wagner                                                      (Date)


/s/ GERALD F. CHEW                  Director                            June 28, 2001
----------------------------                                          ------------------
    Gerald F. Chew                                                          (Date)


/s/ DOUGLAS G. MARSHALL             Director                            June 28, 2001
----------------------------                                          ------------------
    Douglas G. Marshall                                                     (Date)


/s/ GWYNETH M. GIBBS                Director                            June 28, 2001
----------------------------                                          ------------------
    Gwyneth M. Gibbs                                                        (Date)


/s/ GIL FIGUEROA                    Director                            June 28, 2001
----------------------------                                          ------------------
    Gil Figueroa                                                            (Date)


/s/ BRYAN SPARKS                    Director                            June 28, 2001
----------------------------                                          ------------------
    Bryan Sparks                                                            (Date)

               REPORT OF INDEPENDENT CERTIFIED PUBLIC ACCOUNTANTS



Board of Directors
Raining Data Corporation

We have audited the accompanying consolidated balance sheets of Raining Data Corporation and Subsidiaries as of March 31, 2001 and 2000, and the related consolidated statements of operations, stockholders' equity (deficit) and cash flows for each of the two years in the period ended March 31, 2001. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Raining Data Corporation and Subsidiaries as of March 31, 2001 and 2000, and the results of their operations and their cash flows for each of the two years in the period ended March 31, 2001, in conformity with accounting principles generally accepted in the United States of America.


/s/  Grant Thornton LLP


Irvine, California
June 8, 2001

                    RAINING DATA CORPORATION AND SUBSIDIARIES
                           CONSOLIDATED BALANCE SHEETS
                              YEARS ENDED MARCH 31,

                                                                           2001                 2000
                                                                       -------------         ------------
                                              ASSETS
Current Assets
         Cash and Equivalents                                          $   2,424,000         $  1,238,000
         Trade Accounts Receivable-net of allowance of $245,000            2,700,000              594,000
              at March 31, 2001 and $179,000 at March 31, 2000
         Inventory                                                            13,000               26,000
         Other Current Assets                                                250,000              397,000
                                                                       -------------         ------------
                  Total Current Assets                                     5,387,000            2,255,000

Property, Furniture and Equipment-net                                      1,403,000              923,000

Goodwill & Acquisition Costs-net                                          82,283,000                   --
Other Assets                                                               1,296,000                   --
                                                                       -------------         ------------
                  Total Assets                                         $  90,369,000         $  3,178,000
                                                                       =============         ============

                             LIABILITIES AND STOCKHOLDERS' EQUITY

Current Liabilities
         Accounts Payable                                              $   2,497,000         $    460,000
         Accrued Liabilities                                               4,373,000              591,000
         Deferred Revenue                                                  4,578,000              206,000
         Current Portion of Long Term Debt                                   328,000               56,000
         Note Payable to Stockholder                                              --            2,028,000
                                                                       -------------         ------------
                  Total Current Liabilities                               11,776,000            3,341,000

Long Term Debt-net of discount of $2,883,000                              17,208,000                   --
                                                                       -------------         ------------
                  Total Liabilities                                       28,984,000            3,341,000

Commitments and Contingencies                                                     --                   --

Stockholders' Equity (Deficit)
         Preferred Stock: $1.00 par value; 300,000 shares
              authorized, issued, and outstanding                            300,000              300,000
         Common Stock: $0.10 par value; 30,000,000 shares
              authorized, 16,000,887 issued, and outstanding
              at March 31, 2001; 10,035,238 issued and
              outstanding at March 31, 2000                                1,600,000            1,004,000
         Paid-in Capital                                                 119,294,000           50,373,000
         Deferred Compensation                                            (1,305,000)          (2,044,000)
         Accumulated Deficit                                             (58,956,000)         (50,082,000)
         Foreign Currency Translation Adjustment                             452,000              286,000
                                                                       -------------         ------------
                  Total Stockholders' Equity (Deficit)                    61,385,000             (163,000)
                                                                       -------------         ------------
         Total Liabilities and Stockholders' Equity                    $  90,369,000         $  3,178,000
                                                                       =============         ============

See accompanying notes to the consolidated financial statements.

                    RAINING DATA CORPORATION AND SUBSIDIARIES
                      CONSOLIDATED STATEMENTS OF OPERATIONS
                              YEARS ENDED MARCH 31,

                                                 2001                 2000
                                             ------------         ------------

Net Revenues
           Licenses                          $  6,285,000         $  4,998,000
           Services                             4,562,000            1,212,000
                                             ------------         ------------
           Total Net Revenues                  10,847,000            6,210,000
                                             ------------         ------------

Cost and Expenses
           Cost of License Revenues               302,000              195,000
           Cost of Service Revenues             1,665,000              277,000
           Selling and Marketing                6,077,000            3,221,000
           Research and Development             2,650,000            2,287,000
           General and Administrative           7,587,000            4,804,000
                                             ------------         ------------
           Total Costs and Expenses            18,281,000           10,784,000
                                             ------------         ------------
Operating Loss                                 (7,434,000)          (4,574,000)

Other Expense
           Interest Expense-net                (1,268,000)            (124,000)
           Other Expense                         (172,000)                  --
                                             ------------         ------------
                                               (1,440,000)            (124,000)
                                             ------------         ------------
Loss Before Income Tax Benefit                 (8,874,000)          (4,698,000)
Income Tax Benefit                                     --                2,000
                                             ------------         ------------
Net Loss                                     $ (8,874,000)        $ (4,696,000)
                                             ============         ============

Basic and Diluted
     Net Loss Per Share                      $      (0.75)        $      (0.48)
                                             ============         ============

Weighted Average Number of
      Common Shares Outstanding                11,832,099            9,768,440
                                             ============         ============


See accompanying notes to the consolidated financial statements.

                    RAINING DATA CORPORATION AND SUBSIDIARIES
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                              YEARS ENDED MARCH 31,

                                                                                      2001                2000
                                                                                  ------------         -----------

Cash flows from operating activities:
             Net loss                                                             $ (8,874,000)        $(4,696,000)
             Adjustments to reconcile net loss to net cash
                provided by (used for) operating activities:
                    Depreciation and amortization expense                            3,932,000             341,000
                    Amortization of deferred compensation                            1,097,000           3,058,000
                    Gain (loss) on disposal of property                                     --              (3,000)
                    Change in assets and liabilities:
                        Trade accounts receivable                                    1,426,000             171,000
                        Other current and non-current assets                           633,000             208,000
                        Accounts payable and accrued liabilities                    (3,288,000)            278,000
                        Deferred revenue                                              (218,000)           (206,000)
                                                                                  ------------         -----------
             Net cash used for operating activities                                 (5,292,000)           (849,000)
                                                                                  ------------         -----------

Cash flows from investing activities:
             Purchase of property, furniture and equipment                            (362,000)           (392,000)
             Proceeds from sale of fixed assets                                             --              17,000
             Purchase of other assets                                                 (127,000)                 --
             Acquisition of PickAX, net of cash acquired                               460,000                  --
                                                                                  ------------         -----------
             Net cash used for investing activities                                    (29,000)           (375,000)
                                                                                  ------------         -----------

Cash flows from financing activities:
             Borrowings (payments) on line of credit                                  (120,000)            120,000
             Proceeds from exercise of Incentive Stock Options                         418,000               9,000
             Net proceeds from issuance of Common Stock                              4,043,000             119,000
             Proceeds from issuance of debt                                          2,000,000           2,028,000
             Repayment of debt                                                              --            (174,000)
                                                                                  ------------         -----------
             Net cash provided by financing activities                               6,341,000           2,102,000
                                                                                  ------------         -----------

Effect of exchange rate changes on cash                                                166,000              89,000
                                                                                  ------------         -----------

Net increase in cash and equivalents                                                 1,186,000             967,000
Cash and equivalents at the beginning of period                                      1,238,000             271,000
                                                                                  ------------         -----------
Cash and equivalents at end of period                                             $  2,424,000         $ 1,238,000
                                                                                  ============         ===========

Supplemental disclosure of cash flow information:
             Cash paid for interest                                               $     36,000         $     9,000
             Cash paid for income taxes                                                     --                  --

Schedule of non-cash investing and financing activities:
             Issuance of Common Stock for software assets                         $    900,000         $        --
             Conversion of debt to Common Stock                                   $  7,375,000                  --
             Stock Warrants issued in connection with the issuance of debt        $  3,460,000                  --
             Issuance of Common Stock, Warrants and Employee Stock
                Options in connection with the acquisition of PickAX              $ 52,883,000                  --
             Net Liabilities assumed                                              $ 32,943,000                  --
                                                                                  ------------
             Total Goodwill                                                       $ 85,826,000                  --


See accompanying notes to the consolidated financial statements.

                            RAINING DATA CORPORATION
           CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY (DEFICIT)
                       YEARS ENDED MARCH 31, 2001 and 2000
                      (in thousands, except share amounts)

                                                        Series A - Preferred Stock           Common Stock
                                                        --------------------------     ------------------------    Paid In
                                                        Shares             Amount         Shares        Amount     Capital
                                                        -------           --------     ------------     -------    --------

Balances March 31, 1999                                 300,000           $    300        9,679,829     $   967    $ 45,180
Common Stock Options Exercised                                                               10,090           1           8
Common Stock Issued                                                                         345,319          36       2,048
Options Granted                                                                                                       3,137
Net Loss
Foreign Currency Translation Adjustments

Comprehensive Loss
                                                        -------           --------     ------------     -------    --------
Balances March 31, 2000                                 300,000           $    300       10,035,238     $ 1,004    $ 50,373

Common Stock Options and Warrants Exercised                                                 362,347          36         382

Acquisition of PickAX:
        Issuance of common stock                                                          2,847,978         285      23,553
        Conversion of debt to common stock                                                  645,467          64       3,163
        Issuance of stock warrants                                                                                   17,603
        Issuance of stock warrants in connection
           with the issuance of debt                                                                                  3,460
        Issuance of stock options                                                                                    11,442

Private placement to Astoria on December 4, 2000:
        Issuance of common stock, net of issuance costs                                     991,809          99       3,944
        Conversion of debt to common stock                                                1,005,548         101       4,047

Issuance of common stock in connection with the
        purchase of Metamorph software                                                      112,500          11         889

Options Granted                                                                                                         332
Amortization of Deferred Compensation                                                                                   106
Net Loss
Foreign Currency Translation Adjustments

Comprehensive Loss
                                                        -------           --------     ------------     -------    --------
Balances March 31, 2001                                 300,000           $    300       16,000,887     $ 1,600    $119,294
                                                        =======           ========     ============     =======    ========

                                                        Accumulated     Deferred      Foreign Currency    Equity     Comprehensive
                                                          Deficit     Compensation    Translation Adj.   (Deficit)       Loss
                                                        -----------   ------------    ----------------   --------    -------------

Balances March 31, 1999                                   $(45,386)      $    --           $201          $  1,262
Common Stock Options Exercised                                                                                  9
Common Stock Issued                                                                                         2,084
Options Granted                                                           (2,044)                           1,093
Net Loss                                                    (4,696)                                        (4,696)     $ (4,696)
Foreign Currency Translation Adjustments                                                     85                85            85
                                                                                                                       --------
Comprehensive Loss                                                                                             --      $ (4,611)
                                                          --------       -------           ----          --------      ========
Balances March 31, 2000                                   $(50,082)      $(2,044)          $286          $   (163)

Common Stock Options and Warrants Exercised                                                                   418

Acquisition of PickAX:
        Issuance of common stock                                                                           23,838
        Conversion of debt to common stock                                                                  3,227
        Issuance of stock warrants                                                                         17,603
        Issuance of stock warrants in connection                                                               --
           with the issuance of debt                                                                        3,460
        Issuance of stock options                                                                          11,442

Private placement to Astoria on December 4, 2000:
        Issuance of common stock, net of issuance costs                                                     4,043
        Conversion of debt to common stock                                                                  4,148

Issuance of common stock in connection with the
        purchase of Metamorph software                                                                        900

Options Granted                                                             (230)                             102
Amortization of Deferred Compensation                                        969                            1,075
Net Loss                                                    (8,874)                                        (8,874)     $ (8,874)
Foreign Currency Translation Adjustments                                                    166               166           166
                                                                                                                       --------
Comprehensive Loss                                                                                             --      $ (8,708)
                                                          --------       -------           ----          --------      ========
Balances March 31, 2001                                   $(58,956)      $(1,305)          $452          $ 61,385
                                                          ========       =======           ====          ========

                    RAINING DATA CORPORATION AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                             MARCH 31, 2001 AND 2000


1. ORGANIZATION

The Company was incorporated as Blyth Holding, Inc. under the laws of the State of Delaware in August 1987 pursuant to a reorganization of predecessor companies originally incorporated under the laws of England in 1983. The Initial Public Offering for the Company's stock took place in October 1987. In September 1997, the Company changed its name to Omnis Technology Corporation. In December 2000, the Company acquired PickAX, Inc., ("PickAX") another Delaware company. At the same time, the Company changed its name to Raining Data Corporation. The principal asset of PickAX is Pick Systems. PickAX acquired Pick Systems from the estate of Richard Pick, the founder, in March 2000. Pick Systems was incorporated in California in November 1982.

The Company's principal business is the design, development, sale, and support of two major software products: 1) a suite of Rapid Application Development
(RAD) software tools and; 2) a widely used multi-dimensional database management system. The Company's products are sold to in-house corporate development teams, commercial application developers, system integrators, independent software vendors, value added resellers and independent consultants. In addition to computer software products, the Company provides continuing maintenance and customer service contracts as well as professional services, technical support and training.

The accompanying consolidated financial statements have been prepared in conformity with generally accepted accounting principles, which contemplate continuation of the Company as a going concern. The Company currently relies on cash flow from operations to fund its activities. Management believes that it has the ability to limit its cash outflows to amounts provided from operations, and plans to increase expenditures as revenues and cash flows increase.

2. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Significant accounting policies applied in the preparation of the accompanying consolidated financial statements of the Company follow:

BASIS OF PRESENTATION - The financial statements have been prepared to reflect the acquisition of PickAX on the purchase method of accounting. Accordingly, goodwill has been recognized for the difference between the purchase price of PickAX and the net book value of the acquired company.

PRINCIPLES OF CONSOLIDATION - The accompanying consolidated financial statements include the accounts of the Company and its wholly owned subsidiaries in the United Kingdom, France, Germany and South Africa. All significant inter-company balances and transactions have been eliminated.

LICENSE REVENUE - The Company recognizes license revenue from sales of software licenses generally upon shipment in accordance with SOP 97-2 "Software Revenue Recognition". The Company's arrangements generally do not include providing services that are essential to the functionality of the software.

SERVICE REVENUE - Service revenue consists principally of technical support by telephone during normal business hours to licensees of the Company's software products. Service revenue is also generated from consulting services and training. Support services are provided under annual maintenance contracts, and revenue is recognized over the contract term. Consulting and other service revenues are recognized when the services are provided.

COST OF PRODUCT AND SERVICE REVENUES - Cost of license revenues is comprised of direct costs associated with software product sales including software packaging, documentation, and physical media costs. Cost of service revenues includes consulting, technical support, and training, which consist primarily of personnel related costs. Other costs specifically identifiable to the revenue source have been classified accordingly.

CASH AND EQUIVALENTS - Cash includes all highly liquid investments purchased with a maturity of three months or less.

INVENTORIES - Inventories, consisting principally of software, packaging and documentation, are stated at the lower of cost or market value on a first-in, first-out (FIFO) basis.

                    RAINING DATA CORPORATION AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                             MARCH 31, 2001 AND 2000


PROPERTY, FURNITURE AND EQUIPMENT - Property, furniture, and equipment are stated at historical cost. Capital leases are recorded at the present value of the minimum lease payments at the date of acquisition. Depreciation and amortization are computed on a straight-line basis over the estimated useful lives of the assets or lease term, whichever is shorter, and ranges from 2 to 5 years. Leasehold improvements are amortized on a straight-line basis over the shorter of the lease term or the estimated useful lives of the assets.

LONG-LIVED ASSETS - The Company has adopted Statement of Financial Accounting Standards No. 121, Accounting For The Impairment of Long-Lived Assets and for Long-Lived Assets to be Disposed of ("SFAS 121"), which requires that long-lived assets, certain identifiable intangibles, and goodwill related to those assets used by an entity be reviewed for impairment whenever events or changes indicate that the carrying amount of an asset may not be recoverable. The Company's policy is to review the recoverability of all long-lived assets and intangible assets at a minimum on an annual basis, and in addition whenever events or changes indicate that the carrying amount of an asset may not be recoverable.

CAPITALIZED SOFTWARE DEVELOPMENT COSTS - Costs for the development of new software products and substantial enhancements to existing software products are expensed as incurred until technological feasibility has been established, at which time any additional costs would be capitalized in accordance with SFAS 86. The Company does not currently have any capitalized software development costs on its books because management believes its current process for developing software is essentially completed concurrently with the establishment of technological feasibility.

GOODWILL - Goodwill is amortized using the straight-line method over 10 years.

INCOME TAXES - Income taxes are accounted for using the asset and liability approach for financial reporting which requires recognition of deferred tax liabilities and assets for the expected future tax consequences of temporary differences between the financial statement carrying amounts and the tax bases of assets and liabilities, as well as net operating loss and tax credit carry forwards. Valuation allowances are established when necessary to reduce deferred tax assets to the amounts expected to be realized.

FAIR VALUE OF FINANCIAL INSTRUMENTS - The Company's balance sheet includes the following financial instruments: cash and cash equivalents, accounts payable, accrued expenses, amounts due to stockholders, and notes payable. The Company considers the carrying amount in the financial statements to approximate fair value for these financial instruments because of the relatively short period of time between origination of the instruments and their expected realization. The Company considers the carrying value of its notes payable to approximate fair market value based on the borrowing rates currently available to the Company for bank loans with similar terms and maturities.

STOCK-BASED COMPENSATION - The Company accounts for stock-based awards to employees using the intrinsic value method in accordance with APB No. 25, Accounting For Stock-Based Compensation. The intrinsic value is the excess, if any, of the market value of the Company's common stock at the date of grant over the option exercise price.

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

CONCENTRATION OF CREDIT RISK - The Company supports computer software systems worldwide in diversified industries, primarily through system integrators and value added resellers. On an ongoing basis the Company performs credit evaluations of its customers financial condition and generally requires no collateral. No single customer accounted for more than 10% of revenues during the fiscal year ended March 31, 2001. In the fiscal year ended March 31, 2000, one customer in the United States accounted for approximately 19% of revenue.

                    RAINING DATA CORPORATION AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                             MARCH 31, 2001 AND 2000


ESTIMATES - The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities, the disclosure of contingent assets and liabilities at the date of the financial statements, and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates.

FOREIGN CURRENCY TRANSLATION - All assets and liabilities of operations outside the United States are translated into U.S. dollars from their local, functional currency at year-end exchange rates. Income and expense items are translated at the average exchange rate for the year. Gains and losses resulting from translation are included in stockholders' equity. Gains and losses on foreign currency transactions have been included in the statements of operations. Such transaction gains and losses have not been significant for the years ended March 31, 2001 and 2000.

NEW ACCOUNTING PRONOUNCEMENTS - In May 2001, the Financial Accounting Standards Board ("FASB") concluded its re-deliberations in connection with the FASB's 1999 proposal on Business Combinations and Intangible Assets. The FASB is planning to vote at the end of June 2001, on two Statements arising from the re-deliberations: (a) the Statement on Business Combinations, which would require the use of the purchase method of accounting for all business combinations after June 30, 2001; and (b) the Statement of Goodwill and Intangible Assets, which would no longer require goodwill and certain other intangible assets to be amortized, but would require such assets to be tested for impairment at least annually.

The proposed Statement on Business Combinations would not apply to the Company's acquisition of PickAX and to PickAX's acquisition of Pick Systems in March 2000. Nonetheless, both transactions were accounted for under the purchase method of accounting.

The proposed Statement of Goodwill and Intangible Assets could have a material effect on the Company. Future amortization of goodwill is approximately $715,000 per month, which under the proposed new Statement would cease to be recognized. The Company will likely record an impairment loss on goodwill after a full year since the acquisition of PickAX has passed. Management has not computed the estimated impairment, but believes that the amount could be significant.

The effective date of the new Statement is expected to be for fiscal years beginning after December 15, 2001. The FASB has stated that companies with fiscal years beginning April 1, 2001 may adopt the new Statement provided the first quarter financial statements have not been released. As the Company's new fiscal year began on April 1, 2001, the Company plans to adopt the new Statement as soon as it is issued by the FASB.


3. PROPERTY, FURNITURE AND EQUIPMENT

Property, furniture and equipment at March 31 consisted of: (in thousands)

                                                      2001        2000
                                                     -------     -------

        Land and Buildings                           $   607     $   684
        Office Equipment, Furniture and Fixtures       5,091       2,998
        Automobiles                                       14           0
                                                     -------     -------
        Total                                          5,712       3,682

        Accumulated depreciation and amortization     (4,309)     (2,759)

                                                     -------     -------
                                                     $ 1,403     $   923
                                                     =======     =======

                    RAINING DATA CORPORATION AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                             MARCH 31, 2001 AND 2000


The cost and accumulated amortization of assets under capital leases were $264,000 and $67,000 at March 31, 2001 and $17,000 and $2,000 at March 31, 2000
respectively.


4. BUSINESS ACQUISITIONS

On December 1, 2000, the Company completed its acquisition of PickAX, Inc., the parent company of Pick Systems. Accordingly, the financial statements presented herein for the year ended March 31, 2001 include only the four months of activity for PickAX since the date of acquisition. Pick Systems was formed in 1982 and markets a unique multi-dimensional database management system, which includes a comprehensive set of traditional 3rd generation software development tools.

The consideration paid by the Company to PickAX stockholders in connection with the purchase consisted of approximately 2,847,969 newly issued shares of the Company's common stock in exchange for all of the outstanding stock of PickAX subject to a holdback of 10 percent of such shares in the event the revenues of the combined companies do not reach certain specified levels by November 30, 2001. In addition, the Company assumed pre-existing PickAX employee stock options for 3,022,000 shares of PickAX common stock, which options were exchanged for options for the purchase of 1,538,682 shares of the Company's common stock at an equivalent option exercise price.

As a condition to the acquisition, the Company also agreed to issue warrants for 2,201,353 shares of the Company's common stock in exchange for pre-existing warrants for 4,323,500 shares of PickAX common stock, also subject to a holdback of 10 percent of the shares represented by such warrants in the event the revenues of the combined companies do not reach certain specified levels by November 30, 2001. All such exchanges in the acquisition were based upon a negotiated exchange ratio of 0.50916 shares of the common stock of the Company for each one share of PickAX common stock. In addition, a promissory note previously issued by PickAX to Astoria Capital Partners, L.P. ("Astoria") in the amount of $18,525,000 in principal and accrued interest was exchanged for a new promissory note made by the Company in the same amount, and Astoria also received warrants to purchase an additional 500,000 shares of the Company's common stock at an exercise price of $7.00 per share. The additional warrants were valued at $3,460,000 using the Black-Sholes option pricing model and recorded as a discount against the note.

The shares issued by the Company in the acquisition were valued at $8.37 per share as of August 23, 2000, the date the Company announced the terms of the transaction. The value of the shares reserved by the Company for the PickAX options and warrants ranged from $5.42 per share to $8.00 per share using the Black-Scholes option model for unvested options and warrants and the intrinsic value method for vested options. The total value of the shares, options, and warrants of $52,883,000 plus the net liabilities assumed of $32,943,000 resulted in goodwill of $85,826,000.

In connection with the acquisition, Astoria also exercised a separate stock warrant relating to a credit facility promissory note entered into by the Company in December 1999 in the total amount of $3,227,000 in principal and accrued interest. The stock warrant was fully exercised by Astoria at the closing of the purchase in exchange for 645,467 shares of common stock of the Company, at an agreed exercise price of $5 per share, by cancellation of such promissory note. This exercise price was above the per share closing price of the Common Stock on November 30, 2000. The exercise of the warrant and the cancellation of the promissory note were conditions precedent to the acquisition.

                    RAINING DATA CORPORATION AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                             MARCH 31, 2001 AND 2000


Goodwill at March 31, 2001 consisted of: (in thousands)

        Acquisition of PickAX               $ 85,826
           Less Accumulated Amortization      (4,417)
                                            --------
        Goodwill-Net                        $ 81,409
                                            ========

Had the Company acquired PickAX at the beginning of the Company's fiscal year on April 1, 2000, after making adjustments for the monthly goodwill amortization expense arising from the acquisition and the savings in interest from a certain Astoria note conversion, the pro forma results for the fiscal year ended March 31, 2001, would have been as follows:

Pro Forma Results for Fiscal Year 2001 (Unaudited):

        Revenue                          $ 21,881,000
        Operating Loss                    (19,100,000)
        Net Loss                          (22,972,000)
        Loss per share                         ($1.50)


5. OTHER ASSETS

Other assets at March 31, 2001 consisted of: (in thousands)

        Metamorph Software                   $1,027
        Note Receivable                         185
        Long Term Deposits                       84
                                             ------
                       Total Other Assets    $1,296
                                             ======

The Metamorph software was purchased from the Wainer Group in May 2000 for use in conjunction with the Omnis Studio computer software. The Company is currently conducting marketing studies of the Metamorph software in anticipation of future product releases. The Company will either amortize the asset over its estimated useful life or evaluate the asset for impairment in the next fiscal year.

The note receivable is from a previous distributor of Pick Systems upon that distributor's sale of its assets. The note bears interest at 6% per year, payable quarterly and is due April 30, 2002.

                    RAINING DATA CORPORATION AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                             MARCH 31, 2001 AND 2000


6.       LONG-TERM DEBT

Long-term debt at March 31 consisted of: (in thousands)

                                                                   2001        2000
                                                                 --------     -------

        Capital Lease Obligations (see Note 12)                  $    157     $    29
        Note Payable and Accrued Interest-Astoria                  19,017       2,028
             Less Unamortized Discount                             (2,883)         --
        Notes Payable and Accrued Interest-Other Stockholders         818          --
        Notes Payable and Accrued Interest-Others                     427          27
                                                                 --------     -------
        Total                                                      17,536       2,084

        Less Current Portion                                         (328)     (2,084)

                                                                 --------     -------
        Long Term Debt-net                                       $ 17,208     $    --
                                                                 ========     =======

The note payable to Astoria is for $18,525,000 plus accrued interest at 8% of $492,000 at March 31, 2001. The note is secured by all the tangible and intangible assets of the Company. The principal and all accrued interest are payable at maturity in November 2002.

Notes payable to other stockholders are unsecured and consist of:

(a) Notes payable for $550,000 accruing interest at 4% per year, are all due and payable upon maturity in August 2002. They may be converted to shares of the common stock of the Company at $6.17 per share at any time.

(b) Notes payable for $250,000 at 10% interest per year, payable quarterly, due and payable in September 2002.


7. CONVERTIBLE PREFERRED STOCK

The Company had 300,000 outstanding shares of convertible Series A voting preferred stock at March 31, 2001 and 2000. Dividends are paid at the option of the Board of Directors at the rate of $0.125 per share per annum, in preference to all other stockholders. Preferred stock ranks senior to the company's common stock as to liquidation rights. Each share of preferred stock may be converted, at the option of the holder, into 1.667 shares of common stock. In effecting the conversion, any unpaid dividends on the preferred stock shall be disregarded. No dividends have been declared on the preferred stock since its issuance.


8. WARRANTS

During April 1999, the 1993 Directors' Warrant Plan and the 1993 Advisors' Plan were terminated, except as such Plans apply to any warrants then outstanding under such Plans.

                    RAINING DATA CORPORATION AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                             MARCH 31, 2001 AND 2000


The following table summarizes the warrants outstanding, excluding the 2,701,353 warrants issued by the Company in connection with its acquisition of PickAX at exercise prices ranging from $2.46 to $7.00:


                                                                            Weighted
                                                                            Average
                                                                           Remaining
                                                                          Contractual
                                           Warrants     Exercise Price    Life (Years)
                                           --------     --------------    ------------

Warrants outstanding at March 31, 1999     183,729     $0.718 - $58.50       2.86

Granted                                         --
Exercised                                       --
Cancelled                                  (30,759)    $   -- - $58.50
                                           -------

Warrants outstanding at March 31, 2000     152,970     $   -- - $33.75       1.91

Granted                                         --
Exercised                                  (25,833)             $0.718
Cancelled                                  (21,666)    $   -- - $10.94
                                           -------

Warrants outstanding at March 31, 2001     105,471     $   -- - $33.75       1.95
                                           =======

The warrants expire at various dates to 2003. At March 31, 2001, there were 105,471 warrants exercisable at a weighted average exercise price of $5.74.

As part of the acquisition of PickAX, the Company assumed the warrant obligations for PickAX stock after adjusting both the option price and shares under option for the conversion ratio of 0.50916, which was the same ratio used for acquiring the PickAX common stock. All the PickAX warrants are for a term of five years from the date of grant. At March 31, 2001 there were 2,201,353 warrants outstanding for shares of Raining Data Corporation common stock at an exercise price of $2.46 and $2.95 per share, expiring at various dates through 2003.


9. STOCK OPTIONS

The Company has employee stock options outstanding under two different stock option plans. Under the Company's Amended and Restated 1987 Stock Option Plan (the "1987 Plan"), incentive stock options to purchase shares of common stock have been granted to directors, officers, key employees, and consultants. The 1987 Plan had a ten-year term, which expired in 1997. Options granted and outstanding under the 1987 Plan remain in force until either exercised by the holder, cancelled when the holder terminates employment, or until the 10 year term of the option expires. In anticipation of the termination of the 1987 Plan, the stockholders of the Company approved the 1996 Stock Plan (the "1996 Plan"). The 1996 Plan was administered by a committee of the Board of Directors, which was empowered to grant options to purchase up to 600,000 shares of common stock, through either non-qualified or incentive stock options.

In April 1999, the Board of Directors adopted the Raining Data Corporation 1999 Stock Option Plan (the "1999 Plan") to consolidate options to be issued to employees, consultants, advisors and directors under a single option plan. They terminated the Directors' Plan, the Advisors' Plan and the 1996 Plan, except as to warrants and

                    RAINING DATA CORPORATION AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                             MARCH 31, 2001 AND 2000


options then issued and outstanding under such plans. The Company reserved 1,500,000 shares of the Company's common stock for issuance under the 1999 Plan. The stockholders of the Company approved the 1999 Plan at the 1999 Annual Meeting. Generally, options vest ratably and become exercisable over a three or four year period. Under these Plans, the exercise price for the option is determined at the time of the granting of the option, but in the case of incentive stock options, the exercise price shall not be less than the fair market value on the date of the grant. At the 2000 Annual Meeting, the stockholders of the Company increased the number of shares available for grant under the 1999 Plan to 5,000,000.

As part of the acquisition of PickAX, the Company assumed the option obligations under the PickAX 2000 Option Plan, after adjusting both the option price and shares under option for the conversion ratio of 0.50916. All the PickAX options are for a term of five years from the date of grant. At March 31, 2001 there were 1,244,058 options outstanding under the PickAX 2000 Option Plan for shares of Raining Data Corporation common stock at an exercise price of $2.95 per share. The PickAX 2000 Option Plan was closed at the time of the acquisition and options under the plan may either be exercised in accordance with the 2000 Option Plan or forfeited. No new options under the 2000 Option Plan have been issued since the acquisition nor will be issued under the 2000 Option Plan.

The following table summarizes the activity under all the Plans, excluding 1,244,058 outstanding options issued by the Company in connection with the acquisition of PickAX at an exercise price of $2.95:

                                        Options Outstanding
                                   ----------------------------
                                                  Weighted
                                               Average Exercise
                                    Shares          Price
                                   ---------   ----------------

        Balances March 31, 1999      635,599        $2.11

                     Granted       1,290,300        $6.32
                     Cancelled      (259,450)       $1.09
                     Exercised       (10,090)          --
                                   ---------        -----
        Balances March 31, 2000    1,656,359        $4.22

                     Granted         924,400        $4.97
                     Cancelled      (436,008)       $9.12
                     Exercised      (333,074)       $1.15
                                   ---------        -----
        Balances March 31, 2001    1,811,677        $5.22
                                   =========        =====

Additional information regarding options outstanding under the 1987, 1996 and 1999 Option Plans is as follows:

                    RAINING DATA CORPORATION AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                             MARCH 31, 2001 AND 2000


                                 Weighted
                                  Average
                                 Remaining        Weighted                        Weighted
   Range of          Number     Contractual        Average        Number           Average
Exercise Price    Outstanding   Life (Years)   Exercise Price   Exercisable    Exercise Price
--------------    -----------   ------------   --------------   -----------    --------------

$0.75 - 0.78         31,830         7.13          $ 0.75           17,403         $ 0.75
$1.02 - 3.88        616,364         8.19            2.22          471,022           2.41
$4.09 - 8.50        936,996         9.81            4.88           42,527           5.52
$10.42 - 23.75      208,758         8.71           12.94           81,990          13.09
$33.13 - 52.50       17,729         2.61           37.19           17,729          37.19
                  ---------                                       -------
$0.75 - 52.50     1,811,677         9.02          $ 5.22          630,671         $ 4.94
                  =========                                       =======

Statement of Financial Accounting Standards No. 123, Accounting For Stock-Based Compensation, ("SFAS 123") requires the disclosure of pro forma net loss and net loss per share had the Company adopted the fair value method of accounting for stock options. Under SFAS 123, the fair value of stock-based awards to employees is calculated through the use of option pricing models, even though such models were developed to estimate the fair value of freely tradable, fully transferable options without vesting restrictions, which significantly differ from the Company's stock option awards. These models also require subjective assumptions, including future stock price volatility and estimated term. These calculations were made using the Black-Scholes option pricing model with the following weighted average assumptions: expected life following vesting of three or four years; stock volatility of approximately 171% and 140% for 2001 and 2000 respectively; risk free interest rates of 6.2% and 6.0% in 2001 and 2000 respectively; and no dividends during the expected term. The Company's calculations are based on a multiple option valuation approach and forfeitures are recognized as they occur. If the computed fair values of the 2001 and 2000 awards had been amortized to expense over the vesting period of the awards, pro forma net loss would have been $9,117,276 ($0.77 per share) in 2001 and $6,406,000 ($0.66 per share) in 2000. However, the impact of outstanding non-vested stock options granted prior to 1996 has been excluded from the pro forma calculation; accordingly, the 2001 and 2000 pro forma adjustments are not indicative of future period pro forma adjustments, when the calculation will apply to all applicable stock options.


10. INCOME TAXES

The components of the benefit for income taxes are as follows for the years ended March 31:

                             2001        2000
                            -----        ----

        Current:
             Federal        $  --        $ --
             State             --           2
             Foreign           --          --
                            -----        ----
        Total               $  --        $  2
                            =====        ====


The foreign net loss before income taxes was approximately $142,000 and $607,000 in 2001 and 2000, respectively.

The effective tax rate differs from the federal statutory income tax rate principally due to the unavailability of net operating loss carry-forwards, goodwill amortization and other permanent differences.

                    RAINING DATA CORPORATION AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                             MARCH 31, 2001 AND 2000


Deferred income tax assets and liabilities are recorded for differences between the financial statement and tax basis of the assets and liabilities that will result in taxable or deductible amounts in the future based on enacted tax laws and rates applicable to the periods in which the differences are expected to affect taxable income. Valuation allowances are established when necessary to reduce deferred tax assets to the amount expected to be realized. Significant components of the Company's net deferred tax assets are as follows at March 31 (in thousands):

                                                                         2001             2000
                                                                       --------         --------

        Deferred tax assets:
          Net operating losses                                         $ 17,303         $ 14,764
          Accruals and reserves recognized in different periods           4,068            3,221
          Tax credits                                                     1,426              788
          Depreciation                                                       --              703
        Deferred tax liabilities:
          Depreciation                                                   (1,058)              --
          State income taxes                                               (658)              --
                                                                       --------         --------
        Total                                                            21,081           19,476
        Valuation allowance                                             (21,081)         (19,476)
                                                                       --------         --------
        Net deferred tax assets                                        $     --         $     --
                                                                       ========         ========


Due to uncertainties surrounding the timing of realizing the benefits of its net favorable tax attributes in future tax returns, the Company has recorded a full valuation allowance against its net deferred tax assets at March 31, 2001 and 2000. The net change in the valuation allowance was an increase of $1,605,000 in 2001 and $923,000 in 2000.

At March 31, 2001, the Company had net operating loss carry-forwards of $48.3 million for federal income tax purposes and $10.1 million for state tax purposes which expire at various dates through 2021.


11. RETIREMENT PLANS

The Company sponsors a 401(k) Savings and Retirement Plan ("the Plan") for substantially all of its employees in the United States. Employees meeting the eligibility requirements, as defined, may contribute specified percentages of their salaries. Under the Plan, which is qualified under Section 401(k) of the federal tax laws, the Company's Board of Directors, at its sole discretion, makes discretionary profit-sharing contributions at 50% of the employees' contributions up to 4% of the employees' total compensation, to the Plan. For the years ended March 31, 2001 and 2000, discretionary annual contributions of $46,800 and $3,000 respectively were made to the Plan. The higher amount in the fiscal year ending March 31, 2001 reflects the increased number of employees in the Company following the acquisition of PickAX on November 30, 2000.

The Company sponsors the Raining Data UK Limited Retirement Benefits Scheme (the "RDUKL Plan") for substantially all of its employees in the United Kingdom. The RDUKL Plan provides retirement benefits upon attaining normal retirement age, and incidental benefits in the case of death or termination of employment prior to retirement. Raining Data UK contributes an amount ranging from 3% to 8% of each participant's compensation to fund such benefits. In addition, participants are entitled to make voluntary contributions under the RDUKL Plan. The Company contributed approximately $78,600 and $87,000 to the RDUKL Plan for the years ended March 31, 2001 and 2000 respectively.

                    RAINING DATA CORPORATION AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                             MARCH 31, 2001 AND 2000


12. COMMITMENTS AND CONTINGENCIES

LEASES - The Company leases its headquarters facilities under non-cancelable operating lease agreements expiring in 2005. Rent expense on these leases is recognized ratably over the entire lease term. The Company is required to pay property taxes, insurance and normal maintenance costs.

Future minimum rental commitments under equipment capital leases and non-cancelable operating leases as of March 31, 2001 are as follows: (in thousands)

Year Ending March 31,                     Capital Leases   Operating Leases
---------------------                     --------------   ----------------

      2002                                      $115             $1,133
      2003                                        58              1,066
      2004                                        --              1,078
      2005                                        --              1,108
      2006                                        --                795
                                                ----             ------
   Total minimum lease payments                  173              5,180
     Less: Amount representing interest          (16)                --
                                                ----             ------
   Lease obligations                            $157             $5,180
                                                ====             ======


Rent expense of $385,000 and $223,000 was incurred in 2001 and 2000 respectively.


13. SEGMENT INFORMATION

The Company is engaged in one industry segment, however the Company manages its two segments based on geographical location: North America and Europe/Africa. The Company's operating revenues are generated primarily from the sale of software and service contracts related to that software. The following table presents information concerning the Company's domestic and foreign operations:
(in thousands)


                                                       North           Europe/
                                                      America          Africa            Total
                                                     --------         --------         --------

        Fiscal Year 2001

        Net Revenue                                  $  6,787         $  4,060         $ 10,847
        Operating Loss                                 (6,629)            (805)          (7,434)
        Interest and other expense, net                (1,151)            (289)          (1,440)
        Identifiable assets                            78,516           11,853           90,369
        Depreciation and amortization expense          (4,223)            (176)          (4,399)
        Income Tax Benefit                                 --               --               --
        Net Loss                                       (7,780)          (1,094)          (8,874)

        Fiscal Year 2000

        Net Revenue                                  $  2,400         $  3,810         $  6,210
        Operating Loss                                 (3,958)            (616)          (4,574)
        Interest and other expense, net                   (22)            (102)            (124)
        Identifiable assets                             1,700            1,478            3,178
        Depreciation and amortization expense            (156)            (185)            (341)
        Income Tax Benefit                                  2               --                2
        Net Loss                                       (3,980)            (716)          (4,696)

                    RAINING DATA CORPORATION AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                             MARCH 31, 2001 AND 2000


No customer accounted for revenues in excess of 10% in 2001. One customer accounted for approximately 19% of revenues in 2000.


14. LITIGATION

COMPASS LITIGATION - Since 1994, the Company and Compass Software (Compass) have been in litigation over software copyright infringement and related claims in the courts of the State of Washington. The Company has generally prevailed in these matters. In the most recent action, the US District Court for the Western District of the State of Washington awarded statutory damages to the Company in the amount of approximately $150,000 in addition to injunctive relief and attorney fees from Compass. The Company obtained a motion for judgment to collect the $150,000 judgment awarded and for an additional $245,000 in legal fees. In February 2001, Earl Asmus, the principal in Compass, sued the Company in the Central District of California on a number of issues related to the State of Washington court proceedings. In early April 2000, the suit was dismissed, but Mr. Asmus has appealed the decision.

PACE-NORTHERN IRELAND LITIGATION - In July 2000, Park Applications Computer Engineering, Ltd. (PACE) sued the Company in the Queen's Bench Division Company of the High Court of Justice in Northern Ireland. PACE is seeking damages of $800,000 plus penalties and interest for breach of contract relating to the purchase by Pick Systems of software from PACE. The previous management of Pick Systems, prior to the acquisition by PickAX in March 2000, made the purchase. This litigation is in the discovery stage.

OLENIK LITIGATION - In November 2000 George Olenik, former President and Chief Executive Officer of Pick Systems filed a lawsuit in Orange County Superior Court. Mr. Olenik is asserting claims relating to his resignation from Pick Systems in March 2000, and seeking unspecified damages including a success fee for the sale of Pick Systems to PickAX. The Company believes the suit is without merit and intends to defend the suit vigorously. This litigation is in the discovery phase and trial is scheduled to commence in November 2001.

REAL TIME LITIGATION - Based on an article that appeared in a 1995 issue of Pick World, a magazine published by Pick Systems at that time, Real Time Software Corporation sued Pick Systems in Illinois State Court for $198,000 in damages and $350,000 in punitive damages, claiming slander and loss of business. Pick Systems asserted that the suit was without merit and referred the matter to its insurance carrier which arranged for legal counsel in Illinois to defend Pick Systems. The litigation is in the discovery phase and trial is scheduled to commence in October 2001. The Company believes that its liability, if any, will be adequately covered through applicable insurance.

ESTATE ATTORNEY LITIGATION - In March 2001, the Company initiated litigation in the Superior Court of the State of California for the County of Orange against several former attorneys and others of Pick Systems involved in the operations of Pick Systems while it was under the jurisdiction of the Probate Division of the California Superior Court following the death of Richard Pick in 1994. The suit for unspecified damages alleges breach of contract, breach of fiduciary duty, unjust enrichment, professional negligence and constructive fraud. The suit is in the early phase of discovery.

GENERAL AUTOMATION LITIGATION - In May 2001, General Automation initiated litigation in Superior Court of the State of California for the County of Orange against the Company for breach of contract relating to the Pick Systems purchase of selected assets of General Automation in August 2000. General Automation seeks approximately $690,000 plus penalties and interest. The Company believes that the suit is without merit and intends to defend the suit vigorously.

DOUCE BIS LITIGATION - In June 2001, Douce Bis Company sued the Company in the Commercial Court of Paris, France for approximately $990,000 plus costs. The claim is for compensation and loss of profits due Douce Bis under the terms of the Douce Bis/Omnis distributorship agreement entered into in 1983 and extended from time

                    RAINING DATA CORPORATION AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                             MARCH 31, 2001 AND 2000


to time thereafter. The Company terminated Douce Bis as the Omnis distributor in France effective in December 2000. The Company believes the suit is without merit and intends to defend the suit vigorously. The litigation is in the discovery phase and a hearing is scheduled in September 2001.

ARATA LITIGATION - In June 2001, Thomas Arata, a former employee of the Company, sued the Company in the Civil District Court for the Parish of Orleans in Louisiana. The suit is for unspecified amounts charging breach of contract, fraud, breach of fiduciary duty, unfair trade practices, and unjust enrichment concerning Arata's activities for and on behalf of PickAX prior to and during PickAX's acquisition of Pick Systems in March 2000, and the termination of Arata's employment in December 2000. The Company believes the suit is without merit and intends to defend the suit vigorously. The litigation is in the discovery phase.

The Company is from time to time subject to claims and suits arising in the ordinary course of business. In the Company's opinion, the ultimate resolution of these matters will not have a material adverse effect on its financial position, results of operations, or liquidity.

                                 EXHIBIT INDEX

EXHIBIT                           DESCRIPTION
-------                           -----------

   2.1 Agreement and Plan of Merger, dated as of August 23, 2000, by and among the Registrant, Raining Merger Sub, Inc., PickAX, Inc. and Gilbert Figueroa (included as Appendix A to the Registrant's Definitive Proxy Statement filed with the Commission on November 16, 2000 and incorporated herein by reference)

   2.2 Merger Agreement dated as of August 23, 2000 by and among the Registrant, PickAX, Inc., Gilbert Figueroa, and Raining Merger Sub, Inc. (included as Exhibit 10.1 to the Registrant's Form 10-QSB filed with the Commission on November 6, 2000 and incorporated herein by reference)

   2.3 Asset Purchase Agreement by and among the Registrant, the Wainer Group, Dirk Wainer, Shirley-Anne Wainer, Dennis Janossich and Joseph Bernard as to all matters, and Paradigm Designs Software Pty Ltd., as to certain matters dated as of May 19, 2000 (included as Exhibit
            10.1 to the Registrant's Form 10-QSB filed with the Commission on August 10, 2000 and incorporated herein by reference)

   3.1 Restated Certificate of Incorporation dated September 17, 1997, as amended and corrected of the Registrant (included as Exhibit 3.1 to the Registrant's Form 8-K filed with the Commission on June 16, 1998 and incorporated herein by reference)

   3.2 Certificate of Amendment of Certificate of Incorporation of the Registrant dated February 9, 1999 (included as Exhibit 3.2 to the Registrant's Form 10-KSB filed with the Commission on July 7, 1999 and incorporated herein by reference)

   3.3 Certificate of Designation dated March 31, 1999, as corrected (included as Exhibit 3.1 to the Registrant's Form 8-K filed with the Commission on April 5, 1999 and incorporated herein by reference)

   3.4 Certificate of Amendment of Restated Certificate of Incorporation of the Registrant dated November 29, 2000 (included as Exhibit 3.1 to the Registrant's Form 10-QSB filed with the Commission on February 14, 2001 and incorporated herein by reference)

   3.5 Bylaws dated August 7, 1987, as amended (included as Exhibit 3.3 to the Registrant's Form 10-KSB filed with the Commission on June 29, 1998 and incorporated herein by reference)

EXHIBIT                                DESCRIPTION
-------                                -----------

   4.1 Registration Rights Agreement by and among the Registrant, Pamela Conrad, Donald D. Durr, Lee Summers, Robert J. Rosenberg, Gil Figueroa, Michael E. McGoey, Gerald L. Cohn and Timothy Holland dated as of November 30, 2000 (included as Exhibit 4.1 to the Registrant's Form 10-QSB filed with the Commission on February 14, 2001 and incorporated herein by reference)

   4.2 Note and Warrant Purchase Agreement by and between the Registrant and Astoria Capital Partners, L.P. dated as of November 30, 2000 (included as Exhibit 4.2 to the Registrant's Form 10-QSB filed with the Commission on February 14, 2001 and incorporated herein by reference)

   4.3 Secured Promissory Note issued by the Registrant to Astoria Capital Partners, L.P. dated November 30, 2000 (included as Exhibit 4.3 to the Registrant's Form 10-QSB filed with the Commission on February 14, 2001 and incorporated herein by reference)

   4.4 Common Stock Purchase Warrant issued by the Registrant to Astoria Capital Partners, L.P. dated November 30, 2000 (included as Exhibit
            4.4 to the Registrant's Form 10-QSB filed with the Commission on February 14, 2001 and incorporated herein by reference)

   4.5 Second Amendment to Credit Facility Agreement, Promissory Note and Non-Transferable Warrant by and between the Registrant and Astoria Capital Partners, L.P. dated as of December 21, 1999, as amended April 30, 2000 (included as Exhibit 4.5 to the Registrant's Form 10-QSB filed with the Commission on February 14, 2001 and incorporated herein by reference)

   4.6 Common Stock Purchase Agreement - Cash Purchase, by and between the Registrant and Astoria Capital Partners, L.P. dated as of December 4, 2000 (included as Exhibit 4.1 to the Registrant's Form 8-K/A filed with the Commission on June 21, 2001 and incorporated herein by reference)

   4.7 Common Stock Purchase Agreement - PickAX Note, by and between the Registrant and Astoria Capital Partners, L.P. dated as of December 4, 2000 (included as Exhibit 4.2 to the Registrant's Form 8-K/A filed with the Commission on June 21, 2001 and incorporated herein by reference)

   4.8 Common Stock Purchase Agreement - Individual, by and between the Registrant and Harry Augur dated as of December 4, 2000 (included as
            Exhibit 4.3 to the Registrant's Form 8-K/A filed with the Commission on June 21, 2001 and incorporated herein by reference)

   4.9 Common Stock Purchase Agreement - Individual, by and between the Registrant and Robert van Roijen dated as of December 4, 2000 (included as Exhibit 4.4 to the Registrant's Form 8-K/A filed with the Commission on June 21, 2001 and incorporated herein by reference)

EXHIBIT                                DESCRIPTION
-------                                -----------

   4.10 Registration Rights Agreement by and among the Registrant, Astoria Capital Partners, L.P., Harrison H. Augur, Keogh MP and Robert D. van Roijen dated as of December 4, 2000 (included as Exhibit 4.5 to the Registrant's Form 8-K/A filed with the Commission on June 21, 2001 and incorporated herein by reference)

  10.1 At-Will Employment Agreement between the Registrant and James Dorst dated as of November 23, 1999 (included as Exhibit 10.1 to the Registrant's Form 10-QSB filed with the Commission on February 14, 2000 and incorporated herein by reference)

  10.2 Stock Purchase Agreement by and between the Registrant and Astoria Capital Partners, L.P. dated as of March 31, 1999 (included as
            Exhibit 10.1 to the Registrant's Form 8-K filed with the Commission on April 5, 1999 and incorporated herein by reference)

  10.3 Common Stock Purchase Agreement by and between the Registrant and Astoria Capital Partners, L.P. dated as March 31, 1999 (included as
            Exhibit 10.2 to the Registrant's Form 8-K filed with the Commission on April 5, 1999 and incorporated herein by reference)

  10.4 Common Stock Purchase Agreement by and between the Registrant and Gwyneth Gibbs dated as of March 31, 1999 (included as Exhibit 10.3 to the Registrant's Form 8-K filed with the Commission on April 5, 1999 and incorporated herein by reference)

  10.5 Common Stock Purchase Agreement by and between the Registrant and Philip and Debra Barrett Charitable Remainder Trust dated as of March 31, 1999 (included as Exhibit 10.4 to the Registrant's Form 8-K filed with the Commission on April 5, 1999 and incorporated herein by reference)

  10.6 Common Stock Purchase Agreement by and between the Registrant and RCJ Capital Partners, L.P. dated as of March 31, 1999 (included as
            Exhibit 10.5 to the Registrant's Form 8-K filed with the Commission on April 5, 1999 and incorporated herein by reference)

  10.7 Common Stock Purchase Agreement by and between the Registrant and Rockport Group, L.P. dated as of March 31, 1999 (included as Exhibit
            10.6 to the Registrant's Form 8-K filed with the Commission on April 5, 1999 and incorporated herein by reference)

  10.8 Incentive Stock Option Agreement by and between the Registrant and Bryce Burns dated as of February 14, 2000 (included as Exhibit 10.15 to the Registrant's Form 10-KSB/A filed with the Commission on July 31, 2000 and incorporated herein by reference)

EXHIBIT                                DESCRIPTION
-------                                -----------

  10.9 Form of Employment Agreement by and between the Registrant and each of Mssrs. Figueroa, Lauer, Holland, Barrenechea and Anderson (included as Exhibit 10.1 to the Registrant's Form 10-QSB filed with the Commission on February 14, 2001 and incorporated herein by reference)

  10.10 Nonincentive Stock Option Agreement by and between the Registrant and Bryan Sparks dated as of August 14, 2000 (included as Exhibit
            10.1 to the Registrant's Form 8-K filed with the Commission on October 24, 2000 and incorporated herein by reference)

  10.11 Amended and Restated Nonincentive Stock Option Agreement by and between the Registrant and Bryce J. Burns dated as of February 14, 2000 (included as Exhibit 10.2 to the Registrant's Form 8-K filed with the Commission on October 24, 2000 and incorporated herein by reference)

  10.12 Nonincentive Stock Option Agreement by and between the Registrant and Bryce J. Burns dated as of September 22, 2000 (included as
            Exhibit 10.3 to the Registrant's Form 8-K filed with the Commission on October 24, 2000 and incorporated herein by reference)

  10.13 Form of Promissory Note dated September 28, 2000, issued by the Registrant to The Philip and Debra Barrett Charitable Remainder Trust (included as Exhibit 10.4 to the Registrant's Form 8-K filed with the Commission on October 24, 2000 and incorporated herein by reference)

  10.14 Form of Note Purchase Agreement and Form of Nonsecured Convertible Promissory Note dated as of August 23, 2000, respectively, issued by the Registrant to three lenders (included as Exhibit 10.5 to the Registrant's Form 8-K filed with the Commission on October 24, 2000 and incorporated herein by reference)

  10.15 Transition Agreement and Releases by and between the Registrant and Gilbert Figueroa dated as of March 7, 2001.

  10.16 Service Agreement by and between the Registrant and Gwyneth Gibbs dated April 1, 2000.

  10.17 Omnis Technology Corporation 1999 Stock Option Plan and Form of Option Agreement (included as Exhibit 10.24 to the Registrant's Annual Report on Form 10-KSB/A filed with the Commission on July 29, 1999 and incorporated herein by reference)

  10.18 Omnis Technology Corporation Amended 1999 Stock Option Plan (included as Appendix A to the Registrant's Definitive Proxy Statement filed with the Commission on October 10, 2000 in connection with the October 23, 2000 Annual Meeting of Stockholders of the Registrant and incorporated herein by reference)

  21.1      Subsidiaries of the Registrant

  23.1      Consent of Grant Thornton LLP