Form 10QSB
period 2001-06-30
RAINING DATA CORP
filed 2001-08-20
CIK 820738

                     U.S. SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549


                                   FORM 10-QSB


(Mark One)

         [X] Quarterly Report under Section 13 or 15(d) of the Securities Exchange Act of 1934

         For the quarter period ended June 30, 2001

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


                                 (949)442-4400
                         (Registrant's telephone number)


Check whether the issuer: (1) has filed all reports required to be filed by
Section 13 or 15(d) of the Securities Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.
Yes [X]  No [ ]

As of August 9, 2001 there were 16,042,835 shares of registrant's Common Stock, $.10 par value, outstanding.

                            RAINING DATA CORPORATION

                                      INDEX

                          PART I. FINANCIAL INFORMATION

                                                                        Page No.
                                                                        --------
Item 1.       Financial Statements:

              Consolidated Balance Sheets -
              June 30, 2001 (Unaudited) and March 31, 2001                 3

              Consolidated Statements of Operations -
              Three months ended June 30, 2001 and 2000
              (Unaudited)                                                  4

              Consolidated Statements of Cash Flows -
              Three months ended June 30, 2001 and 2000
              (Unaudited)                                                  5

              Condensed Notes to Consolidated Financial Statements         6

Item 2.      Management's Discussion and Analysis of Financial
             Condition and Results of Operations                           8


                           PART II. OTHER INFORMATION

Item 1.       Legal Proceedings                                           12

Item 5.       Other Information                                           12

Item 6.       Exhibits and Reports on Form 8-K                            13

              Signatures                                                  13

                          PART I. FINANCIAL INFORMATION

ITEM 1.   FINANCIAL STATEMENTS


                    RAINING DATA CORPORATION AND SUBSIDIARIES
                           CONSOLIDATED BALANCE SHEETS

                                                                         JUNE 30,            MARCH 31,
                                                                           2001                2001
                                                                      -------------        -------------
                                                                       (UNAUDITED)
                                     ASSETS
Current Assets
         Cash and Equivalents                                         $   1,644,000        $   2,424,000
         Trade Accounts Receivable-net of allowance of $313,000
              at June 30, 2001 and $245,000 at March 31, 2001             3,202,000            2,700,000
         Inventory                                                           17,000               13,000
         Other Current Assets                                               176,000              250,000
                                                                      -------------        -------------
                  Total Current Assets                                    5,039,000            5,387,000

Property, Furniture and Equipment-net                                     1,224,000            1,403,000

Goodwill-net                                                             79,754,000           82,283,000
Other Assets                                                              1,307,000            1,296,000
                                                                      -------------        -------------
                  Total Assets                                        $  87,324,000        $  90,369,000
                                                                      =============        =============

                      LIABILITIES AND STOCKHOLDERS' EQUITY

Current Liabilities
         Accounts Payable                                             $   3,009,000        $   2,497,000
         Accrued Liabilities                                              4,006,000            4,373,000
         Deferred Revenue                                                 4,499,000            4,578,000
         Current Portion of Long Term Debt                                  237,000              328,000
                                                                      -------------        -------------
                  Total Current Liabilities                              11,751,000           11,776,000

Long Term Debt-net of discount of $2,451,000 at June 30, 2001
         and $2,883,000 at March 31, 2001                                18,023,000           17,208,000
                                                                      -------------        -------------
                  Total Liabilities                                      29,774,000           28,984,000

Commitments and Contingencies                                                     -                    -

Stockholders' Equity
         Preferred Stock: $1.00 par value; 300,000 shares
              authorized, issued, and outstanding                           300,000              300,000
         Common Stock: $0.10 par value; 30,000,000 shares
              authorized, 16,019,546 issued, and outstanding
              at June 30, 2001; 16,000,887 issued and
              outstanding at March 31, 2001                               1,602,000            1,600,000
         Paid-in Capital                                                119,453,000          119,294,000
         Deferred Compensation                                           (1,161,000)          (1,305,000)
         Accumulated Deficit                                            (62,224,000)         (58,956,000)
         Foreign Currency Translation Adjustment                           (420,000)             452,000
                                                                      -------------        -------------
                  Total Stockholders' Equity                             57,550,000           61,385,000
                                                                      -------------        -------------
         Total Liabilities and Stockholders' Equity                   $  87,324,000        $  90,369,000
                                                                      =============        =============

See accompanying condensed notes to the consolidated financial statements.

                    RAINING DATA CORPORATION AND SUBSIDIARIES
                      CONSOLIDATED STATEMENTS OF OPERATIONS
                                   (UNAUDITED)

                                               Three Months Ended June 30,
                                            --------------------------------
                                                2001                2000
                                            ------------        ------------
Net Revenue
           Licenses                         $  2,903,000        $    814,000
           Services                            3,105,000             172,000
                                            ------------        ------------
           Total Net Revenue                   6,008,000             986,000
                                            ------------        ------------

Costs and Expenses
           Cost of License Revenue               106,000              34,000
           Cost of Service Revenue             1,049,000             231,000
           Selling and Marketing               2,112,000           1,365,000
           Research and Development            1,216,000             580,000
           General and Administrative          3,920,000             706,000
                                            ------------        ------------
           Total Costs and Expenses            8,403,000           2,916,000
                                            ------------        ------------
Operating Loss                                (2,395,000)         (1,930,000)
                                            ------------        ------------

Other Expense
           Interest Expense-net                 (823,000)            (45,000)
           Other Expense                         (50,000)                  -
                                            ------------        ------------
                                                (873,000)            (45,000)
                                            ------------        ------------
Loss Before Income Tax Benefit                (3,268,000)         (1,975,000)
Income Tax Benefit                                     -               1,000
                                            ------------        ------------
Net Loss                                    $ (3,268,000)       $ (1,974,000)
                                            ============        ============

Basic and Diluted
     Net Loss Per Share                     $      (0.20)       $      (0.19)
                                            ============        ============

Weighted Average Number of
      Common Shares Outstanding               16,009,088          10,124,026
                                            ============        ============

See accompanying condensed notes to the consolidated financial statements.

                    RAINING DATA CORPORATION AND SUBSIDIARIES
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                                   (UNAUDITED)

                                                                           Three Months Ended June 30,
                                                                         ------------------------------
                                                                            2001               2000
                                                                         -----------        -----------
Cash flows from operating activities:
              Net loss                                                   $(3,268,000)       $(1,974,000)
              Adjustments to reconcile net loss to net cash
                 used for operating activities:
                     Depreciation and amortization expense                 2,349,000             99,000
                     Amortization of deferred compensation                   286,000            269,000
                     Change in assets and liabilities:
                          Trade accounts receivable                         (514,000)          (148,000)
                          Inventory                                           (4,000)             6,000
                          Other current and non-current assets                63,000           (565,000)
                          Accounts payable and accrued liabilities           420,000          1,083,000
                          Deferred revenue                                   (73,000)            44,000
                                                                         -----------        -----------
              Net cash used for operating activities                        (741,000)        (1,186,000)
                                                                         -----------        -----------

Cash flows from investing activities:
              Purchase of property, furniture and equipment                  (21,000)          (178,000)
              Acquisition of software assets                                       -         (1,040,000)
                                                                         -----------        -----------
              Net cash used for investing activities                         (21,000)        (1,218,000)
                                                                         -----------        -----------

Cash flows from financing activities:
              Proceeds from exercise of Incentive Stock Options               19,000             61,000
              Net proceeds from issuance of Common Stock                           -            900,000
              Proceeds from stockholder note                                       -          1,055,000
              Repayment of debt                                              (28,000)           (47,000)
                                                                         -----------        -----------
              Net cash provided by (used in) financing activities             (9,000)         1,969,000
                                                                         -----------        -----------

Effect of exchange rate changes on cash                                       (9,000)           (41,000)
                                                                         -----------        -----------

Net decrease in cash and equivalents                                        (780,000)          (476,000)
Cash and equivalents at the beginning of period                            2,424,000          1,238,000
                                                                         -----------        -----------
Cash and equivalents at end of period                                    $ 1,644,000        $   762,000
                                                                         ===========        ===========


See accompanying condensed notes to the consolidated financial statements.

                            RAINING DATA CORPORATION
              CONDENSED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                  June 30, 2001
                                   (Unaudited)

1.       INTERIM FINANCIAL STATEMENTS

         The unaudited interim consolidated financial information furnished herein reflects all adjustments, consisting only of normal recurring items, which in the opinion of management are necessary to fairly state the Company's financial position, the results of its operations and the changes in its financial position for the periods presented. Certain information and footnote disclosures, normally included in financial statements prepared in accordance with accounting principles generally accepted in the United States of America, have been omitted pursuant to such SEC rules and regulations; nevertheless management of the Company believes that the disclosures herein are adequate to make the information presented not misleading. These consolidated financial statements should be read in conjunction with the Company's audited financial statements for the year ended March 31, 2001 contained in the Company's Annual Report on Form 10-K. The results of operations for the period ended June 30, 2001 are not necessarily indicative of results to be expected for any other interim period or the fiscal year ending March 31, 2002.


2.       REVENUE RECOGNITION

         License revenue is recognized at the time the licensed products are shipped in accordance with SOP 97-2. Service revenue is recognized ratably over the life of the service contracts, which is usually a 12-month period. Deferred revenue represents the amount yet to be earned by the Company over the balance of the service contract.

3.       ACCRUED LIABILITIES

         Accrued liabilities consisted of the following:

                                            June 30, 2001    March 31, 2001
                                            -------------    --------------
                                            (Unaudited)
Accrued Salaries and Benefits                $  683,000       $  709,000
Accrued Severance                               409,000          490,000
Discontinued and redundant facilities
  and contracts                               2,089,000        2,219,000
Other Accrued Expenses                          825,000          955,000
                                             ----------       ----------
Total                                        $4,006,000       $4,373,000
                                             ==========       ==========

4.       GOODWILL AND AMORTIZATION

         Goodwill is amortized over a ten year period and relates primarily to the stock acquisition of PickAX on December 1, 2000.

         The Company recorded an adjustment to goodwill for $531,000 in the quarter ended June 30, 2001, for a change in the purchase price allocation in accordance with APB 16.

     5.  RECENT ACCOUNTING PRONOUNCEMENTS

         On July 20, 2001, the Financial Accounting Standards Board (FASB) issued Statement of Financial Accounting Standards (SFAS) 141, Business Combinations, and SFAS 142, Goodwill and Intangible Assets. SFAS 141 is effective for all business combinations completed after June 30, 2001. SFAS 142 is effective for fiscal years beginning after December 15, 2001; however, certain provisions of this Statement apply to goodwill and other intangible assets acquired between July 1, 2001 and the effective date of SFAS 142.

         Major provisions of these Statements and their effective dates for the Company are as follows:

         o all business combinations initiated after June 30, 2001 must use the purchase method of accounting. The pooling of interest method of accounting is prohibited except for transactions initiated before July 1, 2001.

         o intangible assets acquired in a business combination must be recorded separately from goodwill if they arise from contractual or other legal rights or are separable from the acquired entity and can be sold, transferred, licensed, rented or exchanged, either individually or as part of a related contract, asset or liability.

         o goodwill, as well as intangible assets with indefinite lives, acquired after June 30, 2001, will not be amortized. Effective April 1, 2002 all previously recognized goodwill and intangible assets with indefinite lives will no longer be subject to amortization.

         o effective April 1, 2002 goodwill and intangible assets with indefinite lives will be tested for impairment annually and whenever there is an impairment indicator.

         o all acquired goodwill must be assigned to reporting units for purposes of impairment testing and segment reporting.

         The Company will continue to amortize goodwill recognized prior to July 1, 2001 under its current method until April 1, 2002 at which time annual and quarterly goodwill amortization of approximately $8,596,000 and $2,149,000, respectively, will no longer be recognized. By March 31, 2003 the Company will have completed a transitional fair value based impairment test of goodwill as of April 1, 2002. Impairment losses, if any, resulting from the transitional testing will be recognized in the quarter ended June 30, 2002 as a cumulative effect of a change in accounting principle.

     6.  DEBT

         In August 2000, the Company obtained $750,000 in unsecured promissory notes from three private parties unrelated to the Company. The notes bear interest at 4% per annum. The two-year term notes and any accrued interest are convertible into the Company's common stock at $6.17 per share.

         In September 2000, the Company obtained $250,000 in unsecured promissory notes from a trust of which an individual, who was then a Director of the Company, was a trustee and beneficiary. The two-year note bears interest at 10% per annum.

         In November 2000, as part of the PickAX acquisition, the Company entered into a replacement two year term promissory note for $18,525,000 with Astoria Capital Partners in exchange for PickAX's promissory note and accrued interest to Astoria. The replacement note accrues interest at an annual interest rate of 8% which is all due and payable at maturity. In consideration for this exchange, the Company issued to Astoria 500,000 warrants to purchase Company common stock at an exercise price of $7.00 per share. The Company valued the warrants at $6.92 per share using the Black-Scholes option pricing model. The Company recorded the total of $3,460,000 for these warrants as a discount to the replacement note and is amortizing the discount over the life of the note. The note due Astoria Capital Partners is secured by substantially all of the assets of the Company.

     7.  PRO FORMA FINANCIAL INFORMATION

         Had the Company acquired PickAX at the beginning of the Company's fiscal year on April 1, 2000, after making adjustments for the monthly goodwill amortization expense arising from the acquisition and the savings in interest from the Astoria note conversion, the unaudited pro forma results for the three months ending June 30, 2001, would have been approximately as follows:

                         Revenue                  $ 4,881,000
                         Operating Loss            (5,301,000)
                         Net Loss Before Tax       (6,075,000)
                         Loss per share           $     (0.42)

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

This Item 2, as well as other portions of this document, contains forward-looking statements about the Company's business, revenues, expenditures, research and development efforts, operating and capital requirements, changes in operations, integration of the acquisition of PickAX, products, cost savings and reductions, and ability to raise capital in the future. In addition, forward-looking statements may be included in various other Company documents to be issued concurrently or in the future and in oral or other statements made by representatives of the Company to investors and others from time to time. Forward-looking statements are subject to risks and uncertainties which could cause actual results to differ materially from predicted results.

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

The outline of risks mentioned above and this discussion should be read in conjunction with the discussion of "Risk Factors" in the Company's 10-KSB for the fiscal year ended March 31, 2001.

OVERVIEW

Effective December 1, 2000 the Company completed the acquisition of PickAX, Inc, a Delaware corporation ("PickAX"), pursuant to an Agreement and Plan of Merger dated August 23, 2000. Concurrent with the acquisition, the Company changed its name to Raining Data Corporation. The principal asset of PickAX is Pick Systems, now a wholly owned subsidiary, which PickAX acquired from the estate of Richard Pick, the founder of Pick Systems, in March 2000. Pick Systems was incorporated in California in November 1982.

The Company's principal business is the design, development, sale, and support of two major software products: a suite of Rapid Application Development ("RAD") software tools; and an established multi-dimensional database management system. The Company's products allow customers to quickly develop flexible software solutions that can be continuously enhanced to respond to changing business and technical needs. The Company's products support the full lifecycle of application development and are designed for rapid development and deployment of sophisticated Web, client/server and mobile computing applications. The Company's RAD products are advanced, object-oriented, component-based tools, providing the ability to deploy applications on the most popular operating system platforms (e.g., Windows, Unix and Linux) as well as the most popular database environments (e.g., Oracle, DB2, Sybase, Microsoft SQL Server and other Open Data Base Connectivity ("ODBC") compatible database management systems), including the Company's own multi-dimensional products. Similarly, the Company's multi-dimensional database products are designed to transparently operate in the most popular operating environments (e.g., Windows, Unix, Linux).

The Company's products are used by in-house corporate development teams, commercial application developers, system integrators, independent software vendors and independent consultants to deliver pre-packaged and custom software solutions for a wide range of users, including e-commerce, enterprise resource planning ("ERP"), manufacturing, distribution, human resources, retail, healthcare, insurance, government, financial management, banking, decision support, executive information, sales and marketing, and multi-media authoring systems.

The Company licenses its software on both a per-server basis and a per-user basis. Additional servers and users, as applicable, on existing systems increase the Company's revenues from its installed base of licenses.

In addition to computer software products, the Company provides continuing maintenance and customer service contracts, as well as professional services, technical support and training to help plan, analyze, implement and maintain application software based on the Company's products.

The Company has direct sales offices in the United States, United Kingdom, France and Germany, and maintains distributor relationships in many other parts of the world. The office in South Africa was closed at the end of June 2001.

As a result of the acquisition of PickAX, the Company has begun to develop and market a series of products that combine the best features of RAD tools and the multi-dimensional database software. These tools are designed to allow existing customers to quickly modify their current applications or build new database applications by utilizing the Company's object-oriented development environment to create graphical user interfaces ("GUI") and Internet browser based interfaces. The Company believes that the initial market for these products will be the multi-dimensional database market where value added resellers, application developers, system integrators, and large end-users are seeking to upgrade their existing, highly functional multi-dimensional database applications for deployment in a Web or client/server environment.

RESULTS OF OPERATIONS

As a result of the acquisition of PickAX on December 1, 2000, the results of operations for the three month period ended June 30, 2001 differ materially from the same period in the prior year. Consequently, the results of prior periods are not comparable to this period or future periods.

Net Revenues: Total net revenues for the three month period ended June 30, 2001 increased 509% from $986,000 to $6,008,000 over the same three month period in the prior year. License revenues increased 257% from $814,000 to $2,903,000 while services revenues increased 1,705% from $172,000 to $3,105,000 over the same three month period in the prior year. The increase in net revenues in total and by category is due to the acquisition of PickAX in December 2000. Prior to the acquisition of PickAX, the Company's revenues had been declining. In the early part of the fiscal year ended March 31, 2001, the Company reduced the price of its products in an effort to increase demand for the Company's products. That strategy was not successful in increasing the Company's revenues.

As a result of the PickAX acquisition, the mix of revenues also changed. Services revenues increased from 17.4% of total revenues for the same three month period in the prior year to 51.7% of total year revenues for the three months ended June 30, 2001. PickAX was more active in providing consulting and training services than the Company up to the time of acquisition.

Cost of License Revenues: Total cost of license revenues increased 212% from $34,000 for the three month period in the prior fiscal year to $106,000 for the three months ended June 30, 2001 reflecting the results of the PickAX acquisition. At the same time, cost of license revenues decreased from 4.2% of license revenues for the same three month period in the prior fiscal year to 3.7% of license revenue for the three months ended June 30, 2001. The decrease in total costs reflects the efforts of the Company to move the product documentation process to CD-ROM and to Web-based downloading thus, the Company was able to reduce the cost of manufacturing and shipping of the Company products.

Cost of Service Revenues: Total cost of service revenues increased 354% from $231,000 for the same three month period in the prior fiscal year to $1,049,000 for the three months ended June 30, 2001 reflecting the results of the PickAX acquisition. At the same time, cost of service revenues decreased from 134% of service revenue for the same three month period in the prior fiscal year to 34% of service revenue for the three months ended June 30, 2001. This reflects the continuing efforts of the Company to improve the financial contribution of the services businesses to the Company including customer support, professional consulting services, and training and education.

Selling and Marketing Expenses: Selling and marketing expenses increased 55% from $1,365,000 for the same three month period in the prior fiscal year to $2,112,000 for the three months ended June 30, 2001 reflecting the results of the PickAX acquisition. At the same time, sales and marketing expenses decreased from 138% of total revenues for the same three month period in the prior fiscal year to 35% of total revenues for the three months ended June 30, 2001.

Research and Development Expenses: Research and development expenses increased 110% from $580,000 for the same three month period in the prior fiscal year to $1,216,000 for the three months ended June 30, 2001 reflecting the results of the PickAX acquisition. During the three month period ended June 30, 2001, the Company began changing the mix of its research and development efforts to include a significant focus on technologies, markets and products outside its historical market, specifically XML-based products for internet infrastructure. There can be no assurance that such shifts will result in new products or that any new products will be successful.

General and Administrative Expenses: General and administrative expenses increased 455% from $706,000 for the same three month period in the prior fiscal year to $3,920,000 for the three months ended June 30, 2001 reflecting the results of the PickAX acquisition. At the same time, general and administrative expenses decreased from 72% of total revenue for the same three month period in the prior fiscal year to 65% of total revenue for the three months ended June 30, 2001. For the three month period ended June 30, 2001, general and administrative expenses included $200,000 in depreciation and non-goodwill amortization, $286,000 in non-cash compensation charges, and $2,149,000 in goodwill amortization. For the same three month period in the prior fiscal year, general and administrative expenses included $99,000 in depreciation and amortization and $269,000 in non-cash compensation charges. The Company had no goodwill amortization in the same three month period in the prior fiscal year.

Operating Loss: The Company's operating loss increased from $1,930,000 for the same three month period in the prior fiscal year to $2,395,000 for the three months ended June 30, 2001. The operating loss of $2,395,000 for the same three months ended June 30, 2001 reflects $2,149,000 in goodwill amortization expense. The Company had no goodwill amortization expense in the same three month period in the prior fiscal year.

Interest and Other Expense: Net interest expense increased from $45,000 for the same three month period in the prior fiscal year to $823,000 for the three months ended June 30, 2001. The increase reflects the increase in debt of the Company (see Note 5 to the consolidated financial statements). Other expense of $50,000 for the three months ended June 30, 2001 resulted primarily from foreign exchange transaction losses.

Net Loss: The net loss increased from $1,974,000 for the same three month period in the prior fiscal year to a net loss of $3,268,000 for the three months ended June 30, 2001. At the same time, the net loss decreased from 200% of total revenues for the same three month period in the prior fiscal year to 54% of total revenues for the three months ended June 30, 2001. Moreover, the $3,268,000 loss reflects $2,149,000 in goodwill amortization expense for the three month period ended June 30, 2001. The Company had no goodwill amortization expense in the same three month period in the prior fiscal year.

LIQUIDITY AND CAPITAL RESOURCES

The Company had $1,644,000 in cash and equivalents at June 30, 2001.

The Company does not have a line of credit with a bank. The recent financial performance of the Company makes such a line of credit unlikely at the present time. Astoria is the primary secured party of substantially all of the Company's assets in relation to the replacement note assumed in the December 1, 2000 acquisition of PickAX. The note does not provide for any further borrowings. The note requires certain payments in the event of a public or private common or preferred stock offering and gives Astoria certain rights to approve any future acquisitions. There can be no assurances that the Company will have sufficient cash to pay the note at maturity or in the event of an offering.

The Company had a working capital deficit of $6,712,000 at June 30, 2001. Of this total deficit, approximately $4,499,000 represents deferred revenue which the Company earns over the remaining life of the underlying service contracts as more fully discussed in Note 2 to the consolidated financial statements. In addition, approximately $2,089,000 represents accruals established by the Company with respect to facilities and contracts which the Company has determined are redundant and the use of which has been discontinued. The Company expects through negotiation and compromise to reduce or defer payment on these liabilities. However, no assurance can be given that the Company will be successful in such negotiation and compromise.

Management believes that the Company's working capital and future cash flow from operating activities will be sufficient to meet the Company's operating and capital expenditure requirements for at least the next twelve months. However, in the longer term, or in the event the Company experiences a decrease in revenue or increase in expenses or other unforeseen event, the Company may require additional funds to support its working capital requirements and may seek to raise such funds through public or private equity financing or bank lines of credit or from other sources. No assurance can be given that additional financing will be available or that, if available, such financing will be on terms favorable to the Company.


                                     PART II

                                OTHER INFORMATION

ITEM 1.  LEGAL PROCEEDINGS

COMPASS LITIGATION - Since 1994, the Company and Compass Software (Compass) have been in litigation over software copyright infringement and related claims in the courts of the State of Washington. The Company has generally prevailed in these matters. In the most recent action, the US District Court for the Western District of the State of Washington awarded statutory damages to the Company in the amount of approximately $150,000 in addition to injunctive relief and attorney fees from Compass. The Company obtained a motion for judgment to collect the $150,000 judgment awarded and for an additional $245,000 in legal fees. In February 2001, Earl Asmus, the principal in Compass, sued the Company in the Central District of California on a number of issues related to the State of Washington court proceedings. In early April 2000, the suit was dismissed, with leave to amend. Mr. Asmus amended his complaint and the Company's motion to strike the amended complaint is before the Court.

PACE-NORTHERN IRELAND LITIGATION - In July 2000, Park Applications Computer Engineering, Ltd. (PACE) sued the Company in the Queen's Bench Division Company of the High Court of Justice in Northern Ireland. PACE is seeking damages of $800,000 plus penalties and interest for breach of contract relating to the purchase by Pick Systems of software from PACE. The previous management of Pick Systems, prior to the acquisition by PickAX in March 2000, made the purchase. [The Company believes the suit is without merit and intends to defend the suit vigorously.] Discovery is in its final stages. A trial date has not been set.

GENERAL AUTOMATION LITIGATION - In May 2001, General Automation initiated litigation in Superior Court of the State of California for the County of Orange against the Company for breach of contract relating to the Pick Systems purchase of selected assets of General Automation in August 2000. General Automation seeks approximately $690,000 plus penalties and interest. The Company has prevailed in two preliminary hearings sought by General Automation. The Company believes that the suit is without merit and intends to defend the suit vigorously.

The Company is from time to time subject to claims and suits arising in the ordinary course of business. In the Company's opinion, the ultimate resolution of these matters will not have a material adverse effect on its financial position, results of operations, or liquidity.

ITEM 5. OTHER INFORMATION

Ms. Gwyneth M. Gibbs resigned as an officer of the Company effective June 30, 2001. However, the effective date for the resignation of Ms. Gibbs as an employee of the Company was amended from June 30, 2001 to March 31, 2002 pursuant to a Settlement Agreement attached to this Form 10-QSB as Exhibit
10.19. In addition, effective as August 14, 2001, Ms. Gibbs resigned as a director of the Company.

ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K

(a)      Exhibits:

         10.19 Settlement Agreement between the Company and Gwyneth M. Gibbs.

(b)      Reports on Form 8-K.

         None


SIGNATURES

         In accordance with the requirements of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Date: August 20, 2001

                              RAINING DATA CORPORATION


                              /s/ SCOTT K. ANDERSON, JR.
                              --------------------------------------------------

                              Scott K. Anderson, Jr.
                              Vice President Finance, Treasurer and Secretary (Principal Financial and Accounting Officer)

                                 EXHIBIT INDEX

  EXHIBIT
  NUMBER                      DESCRIPTION
  -------                     -----------

   10.19 Settlement Agreement by and between the Company and Gwyneth M. Gibbs made on August 14, 2001.