Form 10QSB
period 2001-09-30
RAINING DATA CORP
filed 2001-11-14
CIK 820738

                     U.S. SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549


                                   FORM 10-QSB

(Mark One)

         [X] Quarterly Report under Section 13 or 15(d) of the Securities Exchange Act of 1934

         For the quarterly period ended September 30, 2001

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

As of November 8, 2001 there were 17,858,599 shares of registrant's Common Stock, $.10 par value, outstanding.

                            RAINING DATA CORPORATION
                                      INDEX

                          PART I. FINANCIAL INFORMATION

                                                                        PAGE NO.
                                                                        --------

Item 1.  Financial Statements:

         Consolidated Balance Sheets -                                     3
         September 30, 2001 (Unaudited) and March 31, 2001

         Consolidated Statements of Operations -                           4
         Three and six months ended September 30, 2001 and 2000
         (Unaudited)

         Consolidated Statements of Cash Flows -                           5
         Six months ended September 30, 2001 and 2000
         (Unaudited)

         Condensed Notes to Consolidated Financial Statements              6

Item 2.  Management's Discussion and Analysis of Financial                 8
         Condition and Results of Operations


                           PART II. OTHER INFORMATION

Item 1.  Legal Proceedings                                                15

Item 2.  Changes in Securities                                            16

Item 5.  Other Information                                                16

Item 6.  Exhibits and Reports on Form 8-K                                 17

         Signatures                                                       18

                          PART I. FINANCIAL INFORMATION

ITEM 1.   FINANCIAL STATEMENTS

                    RAINING DATA CORPORATION AND SUBSIDIARIES
                           CONSOLIDATED BALANCE SHEETS


                                                                     September 30,         March 31,
                                                                         2001                2001
                                                                     -------------       -------------
                                                                      (unaudited)
                                       ASSETS

Current Assets
      Cash and Equivalents                                           $   3,409,000       $   2,424,000
      Trade Accounts Receivable-net of allowance of $328,000
           at September 30, 2001 and $245,000 at March 31, 2001          2,755,000           2,700,000
      Other Current Assets                                                 165,000             263,000
                                                                     -------------       -------------
             Total Current Assets                                        6,329,000           5,387,000

Property, Furniture and Equipment-net                                    1,178,000           1,403,000

Goodwill & Acquisition Costs-net                                        77,807,000          82,283,000
Other Assets                                                             1,344,000           1,296,000
                                                                     -------------       -------------
             Total Assets                                            $  86,658,000       $  90,369,000
                                                                     =============       =============

                        LIABILITIES AND STOCKHOLDERS' EQUITY

Current Liabilities
      Accounts Payable                                               $   1,379,000       $   2,497,000
      Accrued Liabilities                                                4,250,000           4,373,000
      Deferred Revenue                                                   4,483,000           4,578,000
      Current Portion of Long Term Debt                                    160,000             328,000
                                                                     -------------       -------------
             Total Current Liabilities                                  10,272,000          11,776,000

Long Term Debt-net of unamortized discount of $2,018,000 at
   September 30, 2001 and $2,883,000 at March 31, 2001                  18,830,000          17,208,000
                                                                     -------------       -------------
             Total Liabilities                                          29,102,000          28,984,000

Commitments and Contingencies                                                   --                  --

Stockholders' Equity
      Preferred Stock: $1.00 par value; 300,000 shares
           authorized, issued, and outstanding                             300,000             300,000
      Common Stock: $0.10 par value; 30,000,000 shares
           authorized, 17,843,335 issued, and outstanding
           at September 30, 2001; 16,000,887 issued and
           outstanding at March 31, 2001                                 1,784,000           1,600,000
      Paid-in Capital                                                  121,616,000         119,294,000
      Deferred Compensation                                               (874,000)         (1,305,000)
      Accumulated Deficit                                              (65,983,000)        (58,956,000)
      Foreign Currency Translation Adjustment                              713,000             452,000
                                                                     -------------       -------------
             Total Stockholders' Equity                                 57,556,000          61,385,000
                                                                     -------------       -------------
      Total Liabilities and Stockholders' Equity                     $  86,658,000       $  90,369,000
                                                                     =============       =============

See accompanying notes to the consolidated financial statements.

                    RAINING DATA CORPORATION AND SUBSIDIARIES
                      CONSOLIDATED STATEMENTS OF OPERATIONS
                                   (UNAUDITED)

                                      Three Months Ended September 30,       Six Months Ended September 30,
                                      --------------------------------      -------------------------------
                                          2001               2000               2001               2000
                                      ------------       -------------      ------------       ------------
Net Revenues
      Licenses                        $  2,200,000       $    851,000       $  5,103,000       $  1,665,000
      Services                           2,825,000            235,000          5,930,000            407,000
                                      ------------       ------------       ------------       ------------
      Total Net Revenues                 5,025,000          1,086,000         11,033,000          2,072,000
                                      ------------       ------------       ------------       ------------

Costs and Expenses
      Cost of License Revenues              87,000             11,000            193,000             45,000
      Cost of Service Revenues             970,000            146,000          2,019,000            378,000
      Selling and Marketing              1,599,000          1,164,000          3,711,000          2,529,000
      Research and Development           1,405,000            531,000          2,621,000          1,111,000
      General and Administrative         3,901,000            596,000          7,821,000          1,301,000
                                      ------------       ------------       ------------       ------------
      Total Costs and Expenses           7,962,000          2,448,000         16,365,000          5,364,000
                                      ------------       ------------       ------------       ------------
Operating Loss                          (2,937,000)        (1,362,000)        (5,332,000)        (3,292,000)
                                      ------------       ------------       ------------       ------------

Other Expense
      Interest Expense-net                (823,000)           (58,000)        (1,646,000)           (99,000)
      Other Expense                          1,000             (1,000)           (49,000)            (4,000)
                                      ------------       ------------       ------------       ------------
                                          (822,000)           (59,000)        (1,695,000)          (103,000)
                                      ------------       ------------       ------------       ------------
Net Loss                              $ (3,759,000)      $ (1,421,000)      $ (7,027,000)      $ (3,395,000)
                                      ============       ============       ============       ============

Basic and Diluted
   Net Loss Per Share                 $      (0.23)      $      (0.14)      $      (0.44)      $      (0.35)

Weighted Average Number of
   Common Shares Outstanding            16,101,555         10,247,047         16,055,574          9,768,440

See accompanying condensed notes to the consolidated financial statements.

                    RAINING DATA CORPORATION AND SUBSIDIARIES
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                                   (UNAUDITED)

                                                                                      Six Months Ended
                                                                                        September 30,
                                                                                -----------------------------
                                                                                   2001              2000
                                                                                -----------       -----------
Cash flows from operating activities:
      Net loss                                                                  $(7,027,000)      $(3,395,000)
      Adjustments to reconcile net loss to net cash
         used for operating activities:
            Depreciation and amortization expense                                 4,626,000           151,000
            Note discount amortization                                              865,000                --
            Amortization of deferred compensation                                   573,000           538,000
            Change in assets and liabilities:
                 Trade accounts receivable                                          (14,000)         (224,000)
                 Other current and non-current assets                               196,000           215,000
                 Accounts payable and accrued liabilities                           238,000           497,000
                 Deferred revenue                                                  (132,000)           94,000
                                                                                -----------       -----------
      Net cash used for operating activities                                       (675,000)       (2,124,000)
                                                                                -----------       -----------

Cash flows from investing activities:
      Purchase of property, furniture and equipment                                 (72,000)         (206,000)
      Acquisition of software assets                                               (481,000)         (534,000)
                                                                                -----------       -----------
      Net cash used for investing activities                                       (553,000)         (740,000)
                                                                                -----------       -----------

Cash flows from financing activities:
      Proceeds from exercise of incentive stock options                             163,000           110,000
      Net proceeds from issuance of common stock                                  2,200,000                --
      Additions of debt                                                                  --         2,107,000
      Repayment of debt                                                            (170,000)          (54,000)
                                                                                -----------       -----------
      Net cash provided by financing activities                                   2,193,000         2,163,000
                                                                                -----------       -----------

Effect of exchange rate changes on cash                                              20,000            84,000
                                                                                -----------       -----------

Net increase (decrease) in cash and equivalents                                     985,000          (617,000)

Cash and equivalents at beginning of period                                       2,424,000         1,238,000
                                                                                -----------       -----------
Cash and equivalents at end of period                                           $ 3,409,000       $   621,000
                                                                                ===========       ===========

Supplemental Disclosure of Cash Flow Information
Non Cash Financing and Investing Activities:
      Issuance of common stock for software assets                              $   119,000       $   900,000
                                                                                ===========       ===========
      Adjustment to goodwill and foreign currency translation for purchase price allocation
                                                                                $   531,000       $        --
                                                                                ===========       ===========

See accompanying condensed notes to the consolidated financial statements.

                            RAINING DATA CORPORATION
              CONDENSED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                               September 30, 2001
                                   (Unaudited)

1.       INTERIM FINANCIAL STATEMENTS

         The unaudited interim consolidated financial information furnished herein reflects all adjustments, consisting only of normal recurring items, which in the opinion of management are necessary to fairly state the Company's financial position, the results of its operations and the changes in its financial position for the periods presented. Certain information and footnote disclosures, normally included in financial statements prepared in accordance with accounting principles generally accepted in the United States of America, have been omitted pursuant to such SEC rules and regulations; nevertheless management of the Company believes that the disclosures herein are adequate to make the information presented not misleading. These consolidated financial statements should be read in conjunction with the Company's audited financial statements for the year ended March 31, 2001 contained in the Company's Annual Report on Form 10-KSB. The results of operations for the period ended September 30, 2001 are not necessarily indicative of results to be expected for any other interim period or the fiscal year ending March 31, 2002.

2.       REVENUE RECOGNITION

         License revenue is recognized at the time the licensed products are shipped in accordance with SOP 97-2. Service revenue is recognized ratably over the life of the service contracts, which is usually a 12-month period. Deferred revenue represents the amount yet to be earned by the Company over the balance of the service contract.

3.       ACCRUED LIABILITIES

         Accrued liabilities consisted of the following:

                                                      September 30, 2001    March 31, 2001
                                                      ------------------    --------------
                                                          (Unaudited)
                   Accrued Salaries and Benefits          $  513,000          $  709,000
                   Accrued Severance                         547,000             490,000
                   Discontinued and redundant
                       facilities and contracts            1,733,000           2,219,000
                   Accrued Royalties                         640,000                  --
                   Other Accrued Expenses                    817,000             955,000
                                                          ----------          ----------
                     Total                                $4,250,000          $4,373,000
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

     5.  RECENT ACCOUNTING PRONOUNCEMENTS

         On July 20, 2001, the Financial Accounting Standards Board (FASB) issued Statement of Financial Accounting Standards (SFAS) 141, Business Combinations, and SFAS 142, Goodwill and Intangible Assets. SFAS 141 is effective for all business combinations initiated after June 30, 2001. SFAS 142 is effective for fiscal years beginning after December 15, 2001; however, certain provisions of this Statement apply to goodwill and other intangible assets acquired between July 1, 2001 and the effective date of SFAS 142.

         Major provisions of these Statements and their effective dates for the Company are as follows:

         - all business combinations initiated after June 30, 2001 must use the purchase method of accounting. The pooling of interest method of accounting is prohibited except for transactions initiated before July 1, 2001.

         - intangible assets acquired in a business combination must be recorded separately from goodwill if they arise from contractual or other legal rights or are separable from the acquired entity and can be sold, transferred, licensed, rented or exchanged, either individually or as part of a related contract, asset or liability.

         - goodwill, as well as intangible assets with indefinite lives, acquired after June 30, 2001, will not be amortized. Effective April 1, 2002 all previously recognized goodwill and intangible assets with indefinite lives will no longer be subject to amortization.

         - effective April 1, 2002 goodwill and intangible assets with indefinite lives will be tested for impairment annually and whenever there is an impairment indicator.

         - all acquired goodwill must be assigned to reporting units for purposes of impairment testing and segment reporting.

         The Company will continue to amortize goodwill recognized prior to July 1, 2001 under its current method until April 1, 2002, at which time annual and quarterly goodwill amortization of approximately $8,568,000 and $2,142,000, respectively, will no longer be recognized. By March 31, 2003, the Company will have completed a transitional fair value based impairment test of goodwill as of April 1, 2002. Impairment losses, if any, resulting from the transitional testing will be recognized in the quarter ending June 30, 2002 as a cumulative effect of a change in accounting principle.

6.       DEBT

         In August 2000, the Company obtained $750,000 in unsecured promissory notes from three private parties unrelated to the Company. The notes bear interest at 4% per annum. The two-year term notes and any accrued interest are convertible into the Company's common stock at $6.17 per share at the holder's option.

         In September 2000, the Company obtained $250,000 in unsecured promissory notes from a trust of which an individual, who was then a Director of the Company, was a trustee and beneficiary. The two-year note bears interest at 10% per annum.

         In November 2000, as part of the PickAX acquisition, the Company entered into a replacement two year term promissory note for $18,525,000 with Astoria Capital Partners, L.P., ("Astoria") in exchange for PickAX's promissory note and accrued interest to Astoria. The replacement note accrues interest at an annual interest rate of 8% which is all due and payable at maturity. In consideration for this exchange, the Company issued to Astoria 500,000 warrants to purchase Company common stock at an exercise price of $7.00 per share. The Company valued the warrants at $6.92 per share using the Black-Scholes option pricing model. The Company recorded the total of $3,460,000 for these warrants as a discount to the replacement note and is amortizing the discount over the life of the note. The note due Astoria is secured by substantially all of the assets of the Company.

7.       STOCKHOLDERS' EQUITY:

         On September 27, 2001, the Company entered into a Common Stock Purchase Agreement with Astoria whereby the Company issued 1,760,000 shares of its common stock for consideration of $2,200,000. The common stock is not registered and each shareholder is entitled to one vote for each share of common stock held.

8.       PRO FORMA FINANCIAL INFORMATION:

         Had the Company acquired PickAX at the beginning of the Company's fiscal year on April 1, 2000, after making adjustments for the monthly goodwill amortization expense arising from the acquisition and the savings in interest from the Astoria note conversion, the unaudited pro forma results for the six months ended September 30, 2000, would have been approximately as shown in the following table. The actual unaudited results are shown for the same period.

                                                           Proforma
                                                          Unaudited
                                                          ---------
                  Revenue                              $  9,861,000
                  Operating Loss                       $(10,035,000)
                  Net Loss                             $(11,594,000)
                  Loss Per Share                       $      (0.80)


ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

This Item 2, as well as other portions of this document, contains forward-looking statements about the Company's business, revenues, expenditures, research and development efforts, operating and capital requirements, changes in operations, integration of the acquisition of PickAX, products, initial markets for its products, cost savings and reductions, and ability to raise capital in the future. In addition, forward-looking statements may be included in various other Company documents to be issued concurrently or in the future and in oral or other statements made by representatives of the Company to investors and others from time to time.

Forward-looking statements are subject to risks and uncertainties which could cause actual results to differ materially from predicted results.

Such risks include, among others, that the Company may not be able to integrate the technologies, products, and operations of the two companies in a timely and effective way; that the Company may not be able to achieve the cost reductions or eliminate the duplicate and redundant facilities and contracts in a timely manner or at all; that the Company may not introduce new or improved products in a timely fashion or at all; that the Company's shift in research and development efforts may not result in new or improved products; that the marketplace may not accept any new or improved products; that the presence of competitors with greater technical, marketing and financial resources may significantly limit the growth and impact of the Company; that the Company may not be able to raise additional funds when needed on favorable terms, or at all; or that the Company may not be able to retire the debt due in November 2002.

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

The Company's principal business is the design, development, sale, and support of two major software product lines: Multi-Dimensional Databases and Rapid Application Development ("RAD") software tools. The Company's products allow customers to quickly develop flexible software application solutions that can be continuously enhanced to respond to changing business needs. The Company's database products are based on a multi-dimensional data model and designed to transparently operate in such operating environments as Windows, Unix and Linux. Similarly, the Company's RAD products support the full lifecycle of application development and are designed for the rapid prototyping, development and deployment of sophisticated GUI Client/Server and Web applications. The Company's RAD products are object-oriented and component-based, providing the ability to deploy applications on such operating system platforms as Windows, Unix and Linux, as well as such database environments as Oracle, DB2, Sybase, Microsoft SQL Server and other Open Data Base Connectivity ("ODBC") compatible database management systems, including the Company's own multi-dimensional products. Since the start of the 2002 fiscal year, the Company has been changing the mix of its research and development efforts to include a significant focus on technologies, markets and products outside its historical market, specifically XML-based products for Internet infrastructure. There can be no assurance that such shifts will result in new products or that any new products will be successful.

The Company's products are used by in-house corporate development teams, commercial application developers, system integrators, independent software vendors and independent consultants to deliver pre-packaged and custom online transaction processing software applications for a wide range of vertical markets including retail and wholesale distribution management, manufacturing, insurance, healthcare, retail point-of-sale systems, property management, government, bookstore, automotive dealership, and accounting systems.

The Company licenses its software on a per-server basis or per-user basis. Additional servers and users, as applicable, on existing systems increase the Company's revenues from its installed base of licenses.

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

As a result of the acquisition of PickAX, the Company has continued to develop, enhance and market products that combine the best features of RAD tools and the multi-dimensional database software. Some of these tools are designed to allow existing customers to quickly enhance their current applications or build new applications. The Company believes that the initial market for these products will be the multi-dimensional database market where value added resellers, application developers, system integrators, and large end-users are seeking to upgrade their existing, highly functional multi-dimensional database applications for deployment in a Web or client/server environment.

RESULTS OF OPERATIONS

As a result of the acquisition of PickAX on December 1, 2000, the results of operations for the three and six month periods ended September 30, 2001 differ materially from the same periods in the prior fiscal year. Consequently, the results of prior periods are not comparable to these periods or future periods.

Net Revenues: Total net revenues for the three month period ended September 30, 2001 increased 363% from $1,086,000 to $5,025,000 over the same three month period in the prior fiscal year. License revenues increased 159% from $851,000 to $2,200,000 while service revenues increased 1,102% from $235,000 to $2,825,000 over the same three month period in the prior fiscal year.

Total net revenues for the six month period ended September 30, 2001 increased 432% from $2,072,000 to $11,033,000 over the same six month period in the prior fiscal year. License revenues increased 206% from $1,665,000 to $5,103,000 while services revenues increased 1,357% from $407,000 to $5,930,000 over the same six month period in the prior fiscal year.

The increase in net revenues in total and by category is due to the acquisition of PickAX in December 2000.

As a result of the PickAX acquisition, the mix of revenues also changed. Service revenues, which includes primarily revenues from technical support services as well as revenues from consulting services and training services, increased from 22% of total revenues for the same three month period in the prior fiscal year to 56% of total year revenues for the three month period ended September 30, 2001. Service revenues increased from 20% of total revenues for the same six month period in the prior fiscal year to 54% of total year revenues for the six month period ended September 30, 2001.

Cost of License Revenues: Total cost of license revenues increased 691% from $11,000 for the three month period in the prior fiscal year to $87,000 for the three month period ended September 30, 2001. At the same time, cost of license revenues increased from 1% of license revenues for the same three month period in the prior fiscal year to 4% of license revenue for the three month period ended September 30, 2001, due to the shift in product mix sold as a result of the PickAX acquisition.

Total cost of license revenues increased 329% from $45,000 for the six month period in the prior fiscal year to $193,000 for the six month period ended September 30, 2001. At the same time, cost of license revenues increased slightly from 3% of license revenues for the same six month period in the prior fiscal year to 4% of license revenue for the six month period ended September 30, 2001.

The slight increase in the cost of license revenues as a percentage of license revenues reflects the changing mix of product shipments towards the PickAX products.

Cost of Service Revenues: Total cost of service revenues increased 564% from $146,000 for the same three month period in the prior fiscal year to $970,000 for the three month period ended September 30, 2001, reflecting the results of the PickAX acquisition. At the same time, cost of service revenues decreased from 62% of service revenue for the same three month period in the prior fiscal year to 34% of service revenue for the three months ended September 30, 2001.

Total cost of service revenues increased 434% from $378,000 for the same six month period in the prior fiscal year to $2,019,000 for the six month period ended September 30, 2001 reflecting the results of the PickAX acquisition. At the same time, cost of service revenues decreased from 93% of service revenue for the same six month period in the prior fiscal year to 34% of service revenue for the six months ended September 30, 2001.

The reduction in the cost of service revenues as a percentage of service revenues reflects the continuing efforts of the Company to improve the financial contribution of service businesses, including customer support, professional consulting services, training and education.

Selling and Marketing Expenses: Selling and marketing expenses increased 37% from $1,164,000 for the same three month period in the prior fiscal year to $1,599,000 for the three month period ended September 30, 2001. At the same time, sales and marketing expenses decreased from 107% of total revenues for the same three month period in the prior fiscal year to 32% of total revenues for the three month period ended September 30, 2001.

Selling and marketing expenses increased 47% from $2,529,000 for the same six month period in the prior fiscal year to $3,711,000 for the six month period ended September 30, 2001. At the same time, sales and marketing expenses decreased from 122% of total revenues for the same six month period in the prior fiscal year to 34% of total revenues for the six month period ended September 30, 2001.

The increase in selling and marketing expenses reflects the efforts of the company to sell and market the broader range of products offered by the acquisition of PickAX. During the three months ended September 30, 2001, the Company made a number of changes in its selling and marketing cost structure to further combine and to streamline the Company's sales and marketing efforts.

Research and Development Expenses: Research and development expenses increased 165% from $531,000 for the same three month period in the prior fiscal year to $1,405,000 for the three month period ended September 30, 2001. At the same time, research and development expenses decreased from 49% of total revenues for the same three month period in the prior fiscal year to 28% of total revenues for the three month period ended September 30, 2001.

Research and development expenses increased 136% from $1,111,000 for the same six month period in the prior fiscal year to $2,621,000 for the six month period ended September 30, 2001 reflecting the results of the PickAX acquisition. At the same time, research and development expenses decreased from 54% of total revenues for the same six month period in the prior fiscal year to 24% of total revenues for the six month period ended September 30, 2001.

During the six month period ended September 30, 2001, the Company began changing the mix of its research and development efforts to include a significant focus on technologies, markets and products outside its historical market, specifically XML-based products for Internet infrastructure. There can be no assurance that such shifts will result in new products or that any new products will be successful.

General and Administrative Expenses: General and administrative expenses increased 555% from $596,000 for the same three month period in the prior fiscal year to $3,901,000 for the three month period ended September 30, 2001. For the three month period ended September 30, 2001, general and administrative expenses included $167,000 in depreciation and non-goodwill amortization, $287,000 in non-cash compensation expense, and $2,110,000 in goodwill amortization. For the same three month period in the prior fiscal year, general and administrative expenses included $4,000 in depreciation and amortization and $269,000 in non-cash compensation charges. The Company had no goodwill amortization in the same three month period in the prior fiscal year. Excluding the depreciation, amortization, and non-cash compensation charges, general and administrative expenses decreased as a percentage of revenue from 30% of total revenue in the three month period ending September 30, 2000 to 27% of total revenue for the three month period ending September 30, 2001.

General and administrative expenses increased 501% from $1,301,000 for the same six month period in the prior fiscal year to $7,821,000 for the six month period ended September 30, 2001 reflecting the results of the PickAX acquisition. For the six month period ended September 30, 2001, general and administrative expenses included $367,000 in depreciation and non-goodwill amortization, $573,000 in non-cash compensation expense, and $4,259,000 in goodwill amortization. For the same six month period in the prior fiscal year, general and administrative expenses included $103,000 in depreciation and amortization and $538,000 in non-cash compensation charges. The Company had no goodwill amortization in the same six month period in the prior fiscal year. Excluding the depreciation, amortization, and non-cash compensation charges, general and administrative expenses decreased as a percentage of revenue from 32% of total revenue in the six month period ending September 30, 2000 to 24% of total revenue for the six month period ending September 30, 2001.

Operating Loss: The Company's net operating loss increased 116% from a loss of $1,362,000 for the same three month period in the prior fiscal year to $2,937,000 for the three month period ended September 30, 2001. The operating loss of $2,937,000 for the three month period ended September 30, 2001, reflects $2,564,000 in depreciation, amortization and non-cash compensation expense while the operating loss of $1,362,000 for the same three month period in the prior fiscal year reflected only $273,000 in depreciation, amortization and non-cash compensation expense.

The Company's net operating loss increased 62% from $3,292,000 for the same six month period in the prior fiscal year to $5,332,000 for the six month period ended September 30, 2001. The operating loss of $5,332,000 for the six month period ended September 30, 2001, reflects $5,199,000 in depreciation, amortization and non-cash compensation expense while the operating loss of $3,292,000 for the same six month period in the prior fiscal year reflects only $641,000 in depreciation, amortization and non-cash compensation expense.

Interest and Other Expense: Net interest expense increased from $58,000 for the same three month period in the prior fiscal year to $823,000 for the three months ended September 30, 2001. Of the $823,000 in interest expense in the three month period ended September 30, 2001, approximately $433,000 was related to the amortization of the discount associated with the Astoria note (see Note 6 to the consolidated financial statements).

Net interest expense increased from $99,000 for the same six month period in the prior fiscal year to $1,646,000 for the six months ended September 30, 2001. The increase reflects the increase in debt of the Company (see Note 6 to the consolidated financial statements). Of the $1,646,000 in interest expense in the six month period ended September 30, 2001, approximately $865,000 was related to the amortization of the discount.

Net Loss: The net loss increased 165% from $1,421,000 for the same three month period in the prior fiscal year to a net loss of $3,759,000 for the three month period ended September 30, 2001. At the same time, the net loss decreased from 131% of total revenues for the same three month period in the prior fiscal year to 75% of total revenues for the three months ended

September 30, 2001. Moreover, the $3,759,000 loss reflects $2,997,000 in depreciation, amortization, non-cash compensation and debt discount expense for the three month period September 30, 2001. The Company had only $273,000 in depreciation and amortization expense and no debt discount expense in the same three month period in the prior fiscal year.

The net loss increased 107% from $3,395,000 for the same six month period in the prior fiscal year to a net loss of $7,027,000 for the six months ended September 30, 2001. At the same time, the net loss decreased from 164% of total revenues for the same six month period in the prior fiscal year to 64% of total revenues for the six months ended September 30, 2001. Moreover, the $7,027,000 loss for the six months ended September 30, 2001 reflects $6,064,000 in depreciation, amortization, non-cash compensation and debt discount expense for that six month period. The Company had only $641,000 in depreciation and amortization expense in the same six month period in the prior fiscal year.

LIQUIDITY AND CAPITAL RESOURCES

The Company had $3,409,000 in cash and equivalents at September 30, 2001.

The Company does not have a line of credit with a bank. The recent financial performance of the Company makes such a line of credit unlikely at the present time. Astoria is the primary secured party of substantially all of the Company's assets in relation to the replacement note issued in connection with the December 1, 2000 acquisition of PickAX. The note does not provide for any further borrowings. The note requires certain payments in the event of a public or private common or preferred stock offering and gives Astoria certain rights to approve any future acquisitions. There can be no assurances that the Company will have sufficient cash to pay the note at maturity.

The Company had a working capital deficit of $3,943,000 at September 30, 2001 compared to a working capital deficit of $6,389,000 at March 31, 2001. In calculating the deficit, current liabilities at September 30, 2001, included approximately $4,483,000 in deferred revenue that the Company earns over the remaining life of the underlying service contracts as more fully discussed in
Note 2 to the consolidated financial statements.

On September 27, 2001, the Company entered into a Common Stock Purchase Agreement with Astoria pursuant to which the Company received an aggregate of $2.2 million in consideration for 1,760,000 shares of the Company's common stock at a price of $1.25 per share. In connection with this offering, Astoria waived the payment provisions of the Astoria note triggered by the offering.

Management believes that the Company's working capital and future cash flow from operating activities will be sufficient to meet the Company's operating and capital expenditure requirements for at least the next twelve months. However, in the event the Company experiences a decrease in revenue or increase in expenses or other unforeseen event, the Company may require additional funds to support its working capital requirements and may seek to raise such funds through public or private equity financing or bank lines of credit or from other sources. No assurances can be given that additional financing will be available or that, if available, such financing will be on terms favorable to the Company.

RECENT ACCOUNTING PRONOUNCEMENTS

In July 2001, the FASB issued SFAS No. 141, "Business Combinations," and SFAS No. 142, "Goodwill and Other Intangible Assets." SFAS 141 requires that the purchase method of accounting be used for all business combinations initiated after June 30, 2001. Use of the pooling-of-interest method will be prohibited. SFAS 142, which changes the accounting for goodwill and indefinite-lived intangible assets from an amortization method to an impairment-only approach, will be effective for fiscal years beginning after December 15, 2001. As a result of SFAS 142, the Company will continue to amortize goodwill recognized prior to July 1, 2001 under its current method until April 1, 2002, at which time annual and quarterly goodwill amortization of approximately $8,568,000 and $2,142,000, respectively, will no longer be recognized. By March 31, 2003, the Company will have completed a transitional fair value based impairment test of goodwill as of April 1, 2002. Impairment losses, if any, resulting from the transitional testing will be recognized in the quarter ending June 30, 2002 as a cumulative effect of a change in accounting principle. See Note 5 to the condensed consolidated financial statements.


                                     PART II

                                OTHER INFORMATION

ITEM 1.   LEGAL PROCEEDINGS

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

DOUCE BIS LITIGATION - In June 2001, Douce Bis Company sued the Company in the Commercial Court of Paris, France for approximately US$990,000 plus costs. The claim is for compensation and loss of profits due Douce Bis under the terms of the Douce Bis/Omnis distributorship agreement entered into in 1983 and extended from time to time thereafter. The Company terminated Douce Bis as the Omnis distributor in France effective in December 2000. The Company believes the suit is without merit and intends to defend the suit vigorously. The litigation is in the discovery phase and a preliminary hearing was held in September 2001. The next hearing is scheduled for December 2001.

PACE-NORTHERN IRELAND LITIGATION - In July 2000, Park Applications Computer Engineering, Ltd. (PACE) sued the Company in the Queen's Bench Division Company of the High Court of Justice in Northern Ireland. PACE is seeking damages of $800,000 plus penalties and interest for breach of contract relating to the purchase by Pick Systems of software from PACE. The previous management of Pick Systems, prior to the acquisition by PickAX in March 2000, made the purchase. Discovery has been completed and expert witness reports exchanged between the parties. A trial date has not been set.

The Company is from time to time subject to claims and suits arising in the ordinary course of business. In the Company's opinion, the ultimate resolution of these matters will not have a material adverse effect on its financial position, results of operations, or liquidity.

ITEM 2.    CHANGES IN SECURITIES

During the quarter ended September 30, 2001, the Company issued the following unregistered shares of its common stock:

(1) On September 5, 2001, the Company issued 37,500 shares to the partners of the Wainer Group, an Australian partnership, as final payment for additional services performed by the Wainer Group under an Asset Purchase Agreement dated as of May 19, 2000 in which the Company purchased the "Metamorph" computer software product. The issuance of the shares to these individuals was exempt from the provisions of Section 5 of the Securities Act of 1933, as amended (the "Securities Act") under Section 4(2) thereof and/or Regulation S promulgated under the Securities Act. The Company did not offer the shares through any general solicitation, and each purchaser represented that it (i) has such knowledge and experience in financial and business matters so as to be capable of evaluating the merits and risks of the investment, and (ii) is acquiring the shares for its own account, for investment purposes and without a view to distribution.

(2) On September 27, 2001, the Company issued 1,760,000 shares to Astoria for a price of $1.25 per share, which the Board of Directors found to be fair considering the difficulty and cost of raising additional capital for the Company in the investment climate prevailing at the time. The issuance of the shares to Astoria was exempt from the provisions of Section 5 of the Securities Act under Section 4(2) thereof and/or Regulation D promulgated thereunder. The Company did not offer the shares through any general solicitation, and the purchaser represented that it (i) is an "accredited investor" within the meaning of Regulation D, (ii) has such knowledge and experience in financial and business matters so as to be capable of evaluating the merits and risks of the investment, and (iii) is acquiring the shares for its own account, for investment purposes and without a view to distribution.

ITEM 5.    OTHER EVENTS

In connection with certain option grants and the September 27, 2001 sale of 1,760,000 shares of common stock to Astoria, automatic adjustments were made to certain outstanding warrants to purchase the Company's common stock pursuant to anti-dilution provision in such instruments. As a result of such anti-dilution adjustments, the number of shares of the Company's common stock underlying such warrants increased by an aggregate of 156,748 shares.

ITEM 6.    EXHIBITS AND REPORTS ON FORM 8-K

(a)      Exhibits:

Number                                Description
------                                -----------
10.20             Common Stock Purchase Agreement-2001, dated as of September
                  27, 2001, among Raining Data Corporation and Astoria Capital
                  Partners, L.P. (incorporated by reference to Exhibit 10.1 to
                  Form 8-K filed by the Company on October 1, 2001)

10.21 Registration Rights Agreement, dated as of September 27, 2001, by and among Raining Data Corporation and Astoria Capital
                  Partners, L.P. (incorporated by reference to Exhibit 10.2 to
                  Form 8-K filed by the Company on October 1, 2001)

10.22 Option Agreement dated September 24, 2001, between the Company and Carlton H. Baab

10.23             Waiver Letter dated as of September 27, 2001 from Astoria
                  Capital Partners, L.P. regarding the Secured Promissory Note dated November 30, 2000


(b)      Reports on Form 8-K.

     (1) The Company filed a Form 8-K/A on June 21, 2001 to amend the Form 8-K filed December 15, 2000 to include certain financial statements and pro forma financial information relating to the merger of PickAX, Inc. into a subsidiary of the Company and the Private Placement of the Company's common stock shortly thereafter.

     (2) The Company filed a Form 8-K/A on August 27, 2001 to amend the Form 8-K filed December 15, 2000 to include an exhibit to the Form 8-K indicating the agreement of the Company's former independent auditors with the statements made in Item 4 therein.

     (3) The Company filed a Form 8-K/A on August 30, 2001 reporting the following: resignation of Richard K. Lauer as President and Chief Operating Officer; resignation of Timothy J. Holland as Senior Vice President and Chief Technology Officer; resignation of Bryce J. Burns as Chairman of the Board and Interim Chief Executive Officer of the Company (Burns remains a Director of the Company); election of Geoffery P. Wagner, the sole general partner of the Rockport Group, L.P., a large stockholder of the Company, as Chairman of the Board; and election of Carlton H. Baab, a managing principal of Astoria as President and Chief Executive Officer of the Company.

                                   SIGNATURES

         In accordance with the requirements of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Date: November 14, 2001

                            RAINING DATA CORPORATION


                            By:  /s/ Scott K. Anderson, Jr.
                                 ----------------------------------------------
                                 Scott K. Anderson, Jr.
                                 Vice President Finance, Treasurer and Secretary (Principal Financial and Accounting Officer)

                                  EXHIBIT INDEX

Number                                Description
------                                -----------
10.20             Common Stock Purchase Agreement-2001, dated as of September
                  27, 2001, among Raining Data Corporation and Astoria Capital
                  Partners, L.P. (incorporated by reference to Exhibit 10.1 to
                  Form 8-K filed by the Company on October 1, 2001)

10.21 Registration Rights Agreement, dated as of September 27, 2001, by and among Raining Data Corporation and Astoria Capital
                  Partners, L.P. (incorporated by reference to Exhibit 10.2 to
                  Form 8-K filed by the Company on October 1, 2001)

10.22 Option Agreement dated September 24, 2001, between the Company and Carlton H. Baab

10.23             Waiver Letter dated as of September 27, 2001 from Astoria
                  Capital Partners, L.P. regarding Secured Promissory Note dated
                  November 30, 2000