Form 10KSB/A
period 2001-03-31
RAINING DATA CORP
filed 2002-03-21
CIK 820738

                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                               -----------------

                                 FORM 10-KSB/A

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

Check if disclosure of delinquent filers pursuant to Item 405 of Regulation S-B is not contained in this form, and no disclosure will be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-KSB or any amendment to this Form 10-KSB. [ ]


The issuer's revenues for the fiscal year ending March 31, 2001 were $9,319,000.



The aggregate market value of the voting stock held by non-affiliates of the Registrant was $14,472,708 on March 14, 2002 based on the closing sale price of such stock on that date.



As of March 14, 2002, the registrant had 17,870,266 shares of its common stock outstanding.


                       DOCUMENTS INCORPORATED BY REFERENCE

                                      None.

Transitional Small Business Disclosure Format (check one):   [ ] YES   [X] NO

EXPLANATORY NOTE



On February 14, 2002, the Company announced that it would restate its financial statements for the fiscal year ended March 31, 2001, and each of the quarters in the six quarterly periods ended September 30, 2001, due to the misapplication of certain accounting standards. This amended filing contains restated financial information and related disclosures for the year ended March 31, 2001, and reflects, where appropriate, changes as a result of the restatements.



This amendment does not otherwise attempt to update the information in the originally filed Form 10-KSB to reflect events occurring after the original filing date.




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


The Company's principal business is the design, development, sale, and support of two major software products: 1) a suite of Rapid Application Development
(RAD) software tools, and 2) multi-dimensional database management systems. The Company's products allow customers to quickly develop flexible software solutions that can be continuously enhanced to respond to changing business and technical needs. The Company's products support the full lifecycle of application development and are designed for rapid development and deployment of Web, client/server and mobile computing applications. The Company's RAD products are object-oriented, component-based tools, providing the ability to deploy applications on the Windows, Unix, and Linux operating system platforms as well as Oracle, DB2, Sybase, Microsoft SQL Server database environments and other Open Data Base Connectivity ("ODBC") compatible database management systems. Similarly, the Company's multi-dimensional database products are designed to operate in the Windows, Unix, and Linux operating environments.



The Company's products are used by in-house corporate development teams, commercial application developers, system integrators, independent software vendors, and independent consultants to deliver pre-packaged and custom software solutions for a wide range of users.



The Company licenses its software on both a server basis and a user basis.


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


The Company's products are Rapid Application Development ("RAD") tools for computer application development and multi-dimensional database management systems.



The RAD product line is designed to allow customers to develop software solutions that can be continuously enhanced to respond to changing business and technical needs. The RAD products support the full life cycle of applications and are designed for rapid development and deployment of Web and client/server applications, providing true reuse of software objects and the ability to integrate objects from disparate programming languages on a number of different operating system platforms. The RAD products are used by corporations, system integrators, independent software vendors, small businesses, and independent consultants to deliver custom software solutions for a wide range of users. In addition to these products, the Company provides technical support and training to help plan, analyze, implement, and maintain application software based on the Company's technology.


Omnis Studio, the Company's premium RAD product, is an object-oriented, rapid application development tool, offering efficient visual assembly of components and objects. Omnis Studio includes cross-platform support for Windows 95, Windows 98, Windows NT, Windows 2000, Mac OS X and Linux.


The Company's multi-dimensional database management system includes a comprehensive set of traditional third generation development tools. Historically, the principal advantages of the multi-dimensional database system have been: simple program development, maximum flexibility, ease of use, and low total cost of ownership. Over the years, a community of vertical market application developers has evolved on the multi-dimensional database platform. This group has created numerous high quality, vertically focused business applications, which are commercially sold and supported worldwide.



The Company's multi-dimensional database product line consists principally of the D3 Data Base Management System ("D3") which operates on operating systems including: IBM AIX, DG/UX, HP-UX, Linux, Microsoft NT 2000, SCO UnixWare, SCO System V and Sun Solaris. D3 allows application programmers to create new business solution software in less time than it normally takes in other environments. This translates to lower costs for the developer, lower software prices for the customer and reduced costs of ownership for both the developer and end user.






Although D3 has many features, the software has not traditionally offered an integrated graphical user interface ("GUI"). Many multi-dimensional database applications still run in the non-GUI character mode commonly referred to as "dumb terminals" or "green screens." Even when deployed on traditional PCs, this green screen functionality is merely emulated and still appears as a dumb terminal.

TRAINING SERVICES


As part of its sales efforts, the Company offers training programs to its customers and prospective customers. These classes, held at various locations emphasize foundation skills (for the newer developer), advanced classes (for the more experienced developer) and classes designed to assist customers in the migration and use of the Company's products.


TECHNICAL SUPPORT


Because the Company's products are used by customers to build and deploy applications that may become a critical component of their business operations, continuing customer technical support services are an important element of the Company's business strategy. Customers who participate in the Company's support programs receive periodic maintenance releases, direct technical support when required.


DISTRIBUTION

Domestic US Distribution


In the United States, the Company sells its products through a established distribution channel consisting of system integrators, specialized vertical application software developers, and consulting organizations. The Company also sells its products directly to large end user organizations through technical sales representatives.


International Distribution


Outside the United States, the Company maintains direct offices in the United Kingdom, France, Germany, and South Africa. (The Company plans to close the office in South Africa at the end of June, 2001.) In addition, the Company has distributor relationships in over 25 countries. Distributors in Latin America and in the Pacific Rim are managed from the corporate offices in Irvine, California, while distributors in Europe, the Middle East and Africa are managed from the European offices of the Company. For the fiscal year ending March 31, 2001, approximately 37% of the Company's revenue came from sales of the Company's products and services to customers located outside the United States, primarily in Europe and South America.


CUSTOMERS




The Company's customers can be segmented into two general categories:


     o Independent Software Vendors and Software Developers--the majority of the Company's revenue has been to independent software vendors who typically write their own vertical application software that they sell as a complete package to end-user customers. This category would include value added resellers and software-consulting companies that provide contract programming services to their customers.


     o Corporate Information Technology ("IT") Departments--sales to IT departments of large corporations.



For the fiscal year ended March 31, 2001, no one customer accounted for more than 10% of the Company's revenues.





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

ITEM 2. DESCRIPTION OF PROPERTY:


The Company relocated its headquarters from San Carlos, California, to Irvine, California, following the acquisition of PickAX, where the Company currently leases approximately 44,750 square feet of office space in two buildings pursuant to a lease that expires in 2005 and has base monthly rent of $67,135. The facility includes facilities for engineering, technical support, sales, marketing, and general administration. The Company believes that the existing facilities are in excess of its needs for at least the next twelve months and intends to sublease one of the two buildings representing approximately 13,000 square feet.


The Company owns a three-story building of approximately 5,900 total square feet located on approximately six acres of land in Suffolk, England. The facility houses engineers, marketing, and technical support.

The Company also leases approximately 6 sales and support offices in the United States, Europe, and South Africa.

ITEM 3. LEGAL PROCEEDINGS:


COMPASS LITIGATION. Since 1994, the Company and Compass Software ("Compass") have been in litigation over software copyright infringement and related claims in the courts of the State of Washington. The Company has generally prevailed in these matters. In the most recent action, the US District Court for the Western District of the State of Washington awarded statutory damages to the Company in the amount of approximately $150,000 in addition to injunctive relief and attorney fees from Compass. The Company obtained a motion for judgment to collect the $150,000 judgment awarded and for an additional $245,000 in legal fees. In February, 2001, Earl Asmus, the principal in Compass, sued the Company in the Central District of California on a number of issues related to the State of Washington court proceedings. In early April, 2000, the suit was dismissed; however, Mr. Asmus subsequently appealed the decision. In October 2001, the case was settled through the Company's insurance policy.



PACE-NORTHERN IRELAND LITIGATION: In July 2000, Park Applications Computer Engineering, Ltd. ("PACE") sued the Company in the Queen's Bench Division Company of the High Court of Justice in Northern Ireland. PACE sought damages of $800,000 plus penalties and interest for alleged breach of contract relating to the purchase by Pick Systems of software from PACE. In January 2002, the Company and PACE entered into a settlement agreement of the matter under which the Company agreed to pay $500,000 to PACE. Of this settlement, $250,000 was paid to PACE in January 2002 and the remaining $250,000 will be paid over a two year period.



OLENIK LITIGATION - In November 2000, George Olenik, former President and Chief Executive Officer of Pick Systems filed a lawsuit in Orange County Superior Court. Mr. Olenik asserted claims relating to his resignation from Pick Systems in March 2000, and sought unspecified damages including a success fee for the sale of Pick Systems to PickAX. In November 2001, the Company and Mr. Olenik entered into a settlement agreement whereby the Company agreed to pay $200,000 to Mr. Olenik. Such amount was paid in November 2001.




GENERAL AUTOMATION LITIGATION: In May 2001, General Automation initiated litigation in Superior Court of the State of California for the County of Orange against the Company for breach of contract relating to the Pick Systems purchase of selected assets of General Automation in August, 2000. General Automation seeks in excess of $1,000,000 in damages, penalties and interest, in addition to attorneys' fees and costs. The Company has asserted counterclaims for fraud, breach of contract and indemnity. The Company believes that the suit is without merit and intends to defend the suit vigorously. A jury trial is scheduled to begin July 28, 2002.



DOUCE BIS LITIGATION - In June 2001, Douce Bis Company sued the Company in the Commercial Court of Paris, France for approximately US$990,000 plus costs. The claim is for compensation and loss of profits due Douce Bis under the terms of the Douce Bis/Omnis distributorship agreement entered into in 1983 and extended from time to time thereafter. The Company terminated Douce Bis as the Omnis distributor in France effective in December 2000. The Company believes the suit is without merit and intends to defend the suit vigorously. The litigation is in the discovery phase and a hearing is scheduled in March 2002.


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

The following table sets forth the high and low closing prices for the Company's common stock for fiscal years 2000 and 2001:

               FISCAL YEAR 2000      HIGH        LOW
               ----------------      ----        ---

               First Quarter        $3.000      $0.750
               Second Quarter       $7.187      $2.250
               Third Quarter        $22.000     $5.000
               Fourth Quarter       $21.000    $12.000


               FISCAL YEAR 2001      HIGH        LOW
               ----------------      ----        ---

               First Quarter        $16.500     $5.630
               Second Quarter       $ 9.500     $5.810
               Third Quarter        $14.000     $2.940
               Fourth Quarter       $11.130     $4.810


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





RESTATEMENT OF FINANCIAL STATEMENTS

Subsequent to the filing of its Annual Report on Form 10-KSB for the year ended March 31, 2001 with the Securities and Exchange Commission, the Company became aware of certain misapplications of accounting standards related to the accounting for its business combination with PickAX under the purchase method in December 2000, the purchase of technology from a third party in May 2000 and the grant of options at below market exercise prices. These misapplications can be summarized as follows:



- In computing the purchase price, the Company used the fair value of its common stock around the date the merger agreement was signed to value common stock, warrants and options to purchase common stock exchanged for similar securities of PickAX. Portions of the merger consideration were, however, to be determined based upon subsequent negotiations between the Company and PickAX's controlling stockholder. These negotiations were completed on the closing date. As a result, the Company should have used the fair value of its common stock at the closing date to value stock-based merger consideration. In addition, the Company included certain shares and warrants that were contingently issuable based upon the amount of revenue reported by the combined company for the succeeding twelve months. Contingent consideration of this nature should not be included in the purchase price until the resolution of the contingency is determinable beyond a reasonable doubt.

- In connection with the merger with PickAX, a promissory note previously issued by PickAX to its controlling stockholder, Astoria Capital Partners, L.P. (Astoria), in the amount of $18,525,000 in principal and accrued interest was exchanged for a new promissory note from the Company in the same amount, and Astoria also received warrants to purchase an additional 500,000 shares of the Company's common stock at an exercise price of $7.00 per share. The additional warrants were valued using the Black-Scholes model. One of the assumptions used in the Company's Black-Scholes computation was that the term of the warrant was two years. The contractual term of the option is, in fact, 5 years and the full contractual term should be used in Black-Scholes calculations.

- The Company assigned the entire excess of the purchase price over the book value of the acquired net tangible assets to goodwill. The Company retained a valuation expert to determine the value of other identifiable intangible assets acquired in the PickAX acquisition. As a result, a portion of the purchase price should have been assigned to identifiable intangible assets, consisting principally of core technology and assembled workforce. These identifiable intangible assets will be amortized over periods ranging from 3 to 4 years. The Company has also reconsidered its determination of the amortization period for goodwill and retroactively reduced the period from 10 to 4 years. In addition, options to purchase PickAX common stock were assumed and converted in the merger into Company options to purchase common stock. A portion of the purchase price should have been allocated to unvested options whose exercise price was below the fair value of the underlying common stock on the closing date. The purchase price allocation should have also included an adjustment to reduce the carrying value of deferred revenue on the closing date balance sheet of PickAX for the theoretical seller's profit previously earned by the acquired company. The Company also recorded excess amounts for a number of facility closure, severance and litigation accruals as part of the purchase price allocation and these were subsequently released, in part, to income.

- In May 2000, the Company acquired the rights to certain incomplete software with no alternative future use with the intention to further develop it into a software product. The Company recorded the payments related to the incomplete software as an asset. The Company's policy for software development costs is to expense software development costs until technological feasibility has been achieved. In general, technological feasibility occurs near general release. Since this purchased software was incomplete and significant development efforts were required before it could be released, the amounts capitalized should have been expensed as incurred.

- At various dates during fiscal 2001, the Company granted options to purchase common stock to employees with an exercise price at a discount from the fair market value of the common stock on the date of grant. In addition, the Company accelerated vesting or extended the term of options held by terminated employees. In neither instance did the Company record deferred stock-based compensation or stock-based compensation.

Accordingly, the consolidated financial statements for fiscal 2001 have been restated as follows:



                                               As Reported           Restated
                                               ------------        ------------
Net Revenue
  License                                      $  6,285,000        $  6,194,000
  Service                                         4,562,000           3,125,000
                                               ------------        ------------
    Total Net Revenue                            10,847,000           9,319,000

Total Costs and Expenses                         18,281,000          21,718,000
                                               ------------        ------------
Operating Loss                                   (7,434,000)        (12,499,000)

Total Other Expense                              (1,440,000)         (1,787,000)
                                               ------------        ------------
Net Loss                                       $ (8,874,000)       $(14,186,000)
                                               ============        ============
Basic and Diluted Net Loss Per Share           $      (0.75)       $      (1.21)

Shares Used in Computing Basic and
  Diluted Net Loss Per Share                     11,832,099          11,764,955



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



The following table sets forth, as a percentage of revenue, certain Consolidated Statement of Operations data as a percentage of total revenue for the periods indicated, except for the cost of license revenue and the cost of service revenue, which are expressed as a percentage of the related revenue. This information should be read in conjunction with the Selected Financial Data and Consolidated Financial Statements included elsewhere in this Form 10-KSB.

                                                    Twelve Months Ended
                                              --------------------------------
                                              March 31, 2001    March 31, 2000
                                              --------------    --------------

Net Revenue
  License                                           66%                80%
  Service                                           34%                20%
                                                  ----                ---
  Total Net Revenue                                100%               100%
                                                  ----                ---

Costs and Expenses
  Cost of License Revenue                            3%                 3%
  Cost of Service Revenue                           18%                 4%
  Selling and Marketing                             60%                52%
  Research and Development                          42%                37%
  General and Administrative                        45%                60%
  Stock-based Compensation                          19%                18%
  Amortization of Goodwill and Intangible
    Assets                                          45%                --
                                                  ----                ---
  Total Costs and Expenses                         233%               174%
                                                  ----                ---

Operating Loss                                    (133)%              (74)%

Other Expense, net                                 (19)%               (2)%
                                                  ----                ---
Net Loss                                          (152)%              (76)%
                                                  ====                ===

Gross margin on license revenue                     95%                96%
Gross margin on service revenue                     47%                77%




NET REVENUE. Total net revenue increased 50% to $9.3 million in fiscal year ending March 31, 2001 from $6.2 million in the fiscal year ending March 31, 2000.



The Company's revenue is derived principally principal two sources: fees from software licensing and fees for services, including consulting, training, maintenance and technical support. License revenue increased 24% to $6.2 million in the fiscal year ending March 31, 2001, from $5.0 million in fiscal year ending March 31, 2000.



Service revenue increased 158% to $3.1 million in the fiscal year ending March 31, 2001, from $1.2 million in the fiscal year ending March 31, 2000.



No single customer accounted for more than 10% of revenues during the fiscal year ended March 31, 2001. In fiscal year ended March 31, 2000, one customer in the United States of America accounted for approximately 19% of revenue.



COST OF LICENSE REVENUE. Cost of license revenue is comprised of direct costs associated with software license sales including software packaging, documentation, and physical media costs. Cost of license revenue as percentage of license revenue increased to 5% in the fiscal year ending March 31, 2001 from 4% for the same period in the prior year. The Company has redesigned the packaging and documentation of the former PickAX products in an effort to reduce these costs in the future.



COST OF SERVICE REVENUE. Cost of service revenue includes consulting, technical support, and training, which consist primarily of personnel related costs. Cost of service revenue as a percentage of net service revenue increased to 53% in the fiscal year ending March 31, 2001 from 23% in the fiscal year ending March 31, 2000. The increase in cost of service revenue as a percentage of service revenue in the fiscal year ending March 31, 2001, as compared to fiscal year ended March 31, 2000, was primarily due to the PickAX acquisition and the significant upfront personnel costs involved with expanding the activities in this part of the business.



SELLING AND MARKETING EXPENSE. Selling and marketing expense increased 74% to $5.6 million in the fiscal year ended March 31, 2001, from $3.2 million in the fiscal year ending March 31, 2000, representing 60% and 52% of total net revenue during the periods, respectively. The increase in selling and marketing expenses was due primarily to the higher level of activity including higher levels of personnel staffing in PickAX in order for the Company to begin marketing all of the Company's products to all of the Company's customers as envisioned in the PickAX acquisition. In addition, the Company has begun marketing the Company's products to customers in other multi-dimensional market spaces not heretofore included in the Company's sales and marketing efforts.



RESEARCH AND DEVELOPMENT EXPENSE. Research and development expenses increased 71% to $3.9 million in the fiscal year ending March 31, 2001, from $2.3 million in the fiscal year ended March 31, 2000, representing 42% and 37% of total net revenue during the periods, respectively. The increase in research and development expense was due primarily to the higher levels of activity including personnel staffing in PickAX and to the efforts of the Company to develop products reflecting the combination of technologies resulting from the acquisition.



GENERAL AND ADMINISTRATIVE EXPENSE: General and administrative expense increased 14% to $4.2 million in the fiscal year ended March 31, 2001 from $3.7 million in the fiscal year ended March 31, 2000. Total general and administrative expense represented approximately 45% of total net revenue in the fiscal year ended March 31, 2001, and 60% of total net revenue in the fiscal year ended March 31, 2000. General and administrative expense increased as a result of the addition of personnel and facilities resulting from the PickAx acquisition in December 2000. In addition, severance and related costs were incurred following the acquisition, as a result of cost reduction efforts and initiatives to eliminate redundant operations and activities.



STOCK-BASED COMPENSATION. Stock-based compensation increased to $1.8 million in the fiscal year ended March 31, 2001, from $1.1 million in the fiscal year ended March 31, 2000. The increase in stock-based compensation is attributable primarily to the assumption of "in-the-money" options in connection with the PickAX acquisition for which the Company recorded deferred stock-based compensation on the closing date.



AMORTIZATION OF GOODWILL AND INTANGIBLE ASSETS. The Company recorded $4.2 million related to the amortization of goodwill and intangible assets in the fiscal year ended March 31, 2001 related to the acquisition of PickAX. The Company incurred no goodwill amortization expense in the fiscal year ending March 31, 2000.



OTHER INCOME (EXPENSE). Other income (expense) is primarily comprised of net interest expense and gains and losses on foreign currency transactions. Interest expense increased to $1.3 million in the fiscal year ended March 31, 2001, from $0.1 million in the fiscal year ended March 31, 2000 and relates primarily to the note payable to Astoria for $18.5 million, which was assumed in the acquisition of PickAX, and the long term notes payable totaling $1.0 million borrowed by the Company from other stockholders in August and September 2000.



The Company sells its products in U.S. Dollars in North America, in British Pounds Sterling in the United Kingdom, in Euros in Germany and France, and in Rand in South Africa. As the Company recognizes revenues and expenses in these various currencies but reports its financial results in U.S. Dollars, changes in exchange rates may cause variances in the Company's period-to-period revenue and results of operations in future periods. Foreign exchange gains and losses have not been material to the Company's performance to date.



NET LOSS. The net loss for fiscal year 2001, was $14.2 million or $1.21 per share compared to a loss of $4.7 million or $.48 per share for the fiscal year ended March 31, 2000. The increased loss relates to the PickAX acquisition for which the Company recognized approximately $4.2 million in amortization of goodwill and intangible assets and approximately $1.2 million in interest expense for the fiscal year ending March 31, 2001.


INFLATION

The Company believes that inflation has not had a material impact on the Company's operating results to date and does not expect inflation to have a material impact on the Company's operating results in the fiscal year ending Mach 31, 2002.

LIQUIDITY AND CAPITAL RESOURCES


The Company had $2.4 million in cash at March 31, 2001.



The Company does not have a line of credit with a bank. The recent financial performance of the Company makes such a line of credit unlikely at the present time. Astoria Capital Partners, L.P. (Astoria) is the primary secured party in all the assets in support of the note assumed in the acquisition of PickAX. The note had a balance (including accrued interest) of $19.0 million at March 31, 2001, and will continue to accrue interest until maturity on November 30, 2002, or retirement prior to that time. The note does not provide for any further borrowings. The note requires certain payments in the event of a public or private offering of equity and gives Astoria certain rights to approve any future acquisitions. There can be no assurances that the Company will have sufficient cash to pay the note at maturity or in the event of an offering. The Company's ability to service its debt is dependent upon future performance which will be affected by, among other things, prevailing economic conditions, the public market for the Company's stock, and other factors beyond the Company's control.



The Company had a working capital deficit of $3.2 million at March 31, 2001. Of this total deficit, $3.3 million represents deferred revenue that the Company earns over the remaining life of the underlying service contracts (usually 12 months) as more fully discussed in the Notes to the Consolidated Financial Statements.



Management believes that the Company's working capital and future cash flow from operating activities will be sufficient to meet the Company's operating and capital expenditure requirements for at least the next twelve months. However, the Company may need additional funds if the Company experiences a decline in revenue or in the event of unforeseen circumstances. In addition, the Company may require additional funds to support its working capital requirements or for other purposes and may seek to raise such funds through public or private equity financing or bank lines of credit or from other sources. No assurance can be given that additional financing will be available or that, if available, such financing will be on terms favorable to the Company.



RECENTLY ISSUED ACCOUNTING STANDARDS

In June 2001, the FASB issued SFAS No. 141, Business Combinations, (SFAS No.
141) and SFAS No. 142, Goodwill and Other Intangible Assets (SFAS No. 142). SFAS No. 141 requires that the purchase method of accounting be used for all business combinations. SFAS No. 141 specifies criteria that intangible assets acquired in a business combination must meet to be recognized and reported separately from goodwill. SFAS No. 142 will require that goodwill and intangible assets with indefinite useful lives no longer be amortized, but instead tested for impairment at least annually in accordance with the provisions of SFAS No. 142. SFAS No. 142 also requires that intangible assets with estimable useful lives be amortized over their respective estimated useful lives to their estimated residual values, and reviewed for impairment in accordance with SFAS No. 121 and subsequently, SFAS No. 144 after its adoption.


The Company adopted the provisions of SFAS No. 141 as of July 1, 2001, and SFAS No. 142 is effective for the Company on April 1, 2002. Goodwill and intangible assets determined to have an indefinite useful life acquired in a purchase business combination completed after June 30, 2001, but before SFAS No. 142 is adopted in full, are not amortized. Goodwill and intangible assets acquired in business combinations completed before July 1, 2001 continued to be amortized and tested for impairment prior to the full adoption of SFAS No. 142.


Upon adoption of SFAS No. 142, the Company is required to evaluate its existing intangible assets and goodwill that were acquired in purchase business combinations, and to make any necessary reclassifications in order to conform with the new classification criteria in SFAS No. 141 for recognition separate from goodwill. The Company will be required to reassess the useful lives and residual values of all intangible assets acquired, and make any necessary amortization period adjustments by the end of the first interim period after adoption. If an intangible asset is identified as having an indefinite useful life, the Company will be required to test the intangible asset for impairment in accordance with the provisions of SFAS No. 142 within the first interim period. Impairment is measured as the excess of carrying value over the fair value of an intangible asset with an indefinite life. Any impairment loss will be measured as of the date of adoption and recognized as the cumulative effect of a change in accounting principle in the first interim period.


In connection with SFAS No. 142's transitional goodwill impairment evaluation, the Statement requires the Company to perform an assessment of whether there is an indication that goodwill is impaired as of the date of adoption. To accomplish this, the Company must identify its reporting units and determine the carrying value of each reporting unit by assigning the assets and liabilities, including the existing goodwill and intangible assets, to those reporting units as of April 1, 2002. The Company will then have up to six months from April 1, 2002 to determine the fair value of each reporting unit and compare it to the carrying amount of the reporting unit. To the extent the carrying amount of a reporting unit exceeds the fair value of the reporting unit, an indication exists that the reporting unit goodwill may be impaired and the Company must perform the second step of the transitional impairment test. The second step is required to be completed as soon as possible, but no later than the end of the year of adoption. In the second step, the Company must compare the implied fair value of the reporting unit goodwill with the carrying amount of the reporting unit goodwill, both of which would be measured as of the date of adoption. The implied fair value of goodwill is determined by allocating the fair value of the reporting unit to all of the assets (recognized and unrecognized) and liabilities of the reporting unit in a manner similar to a purchase price allocation, in accordance with SFAS No. 141. The residual fair value after this allocation is the implied fair value of the reporting unit goodwill. Any transitional impairment loss will be recognized as the cumulative effect of a change in accounting principle in the Company's statement of operations.



As of the date of adoption of SFAS No. 142, the Company expects to have unamortized goodwill in the amount of $25.4 million and unamortized identifiable intangible assets in the amount of $8.1 million, all of which will be subject to the transition provisions of SFAS No. 142. Amortization expense related to goodwill was $3.1 million for the year ended March 31, 2001. Because of the extensive effort needed to comply with adopting SFAS No. 141 and No. 142, it is not practicable to reasonably estimate the impact of adopting the Statements on the Company's consolidated financial statements at the date of this report, including whether it will be required to recognize any transitional impairment losses as the cumulative effect of a change in accounting principle.



In June 2001, the FASB issued SFAS No. 143, Accounting for Asset Retirement Obligations (SFAS No. 143). SFAS No. 143 requires the Company to record the fair value of an asset retirement obligation as a liability in the period in which it incurs a legal obligation associated with the retirement of tangible long-lived assets that result from the acquisition, construction, development and/or normal use of the assets. The Company also records a corresponding asset which is depreciated over the life of the asset. Subsequent to the initial measurement of the asset retirement obligation, the obligation will be adjusted at the end of each period to reflect the passage of time and changes in the estimated future cash flows underlying the obligation. The Company is required to adopt SFAS No. 143 on April 1, 2003, but does not expect adoption to have a material effect on its financial condition or results of operations.



In August 2001, the FASB issued SFAS No. 144, Accounting for the Impairment or Disposal of Long-Lived Assets (SFAS No. 144). SFAS No. 144 addresses financial accounting and reporting for the impairment or disposal of long-lived assets. This Statement requires that long-lived assets be reviewed for impairment whenever events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable. Recoverability of assets to be held and used is measured by a comparison of the carrying amount of an asset to future net cash flows expected to be generated by the asset. If the carrying amount of an asset exceeds its estimated future cash flows, an impairment charge is recognized by the amount by which the carrying amount of the asset exceeds the fair value of the asset. SFAS No. 144 requires companies to separately report discontinued operations and extends that reporting to a component of an entity that either has been disposed of (by sale, abandonment, or in a distribution to owners) or is classified as held for sale. Assets to be disposed of are reported at the lower of the carrying amount or fair value less costs to sell. The Company is required to adopt SFAS No. 144 on April 1, 2002. The Company has not yet determined the effect, if any, from the adoption of SFAS No. 144 on its financial condition and results of operations.

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

INTEGRATION. The acquisition of PickAX in December 2000 has increased revenue from $6.2 million for the fiscal year ending March 31, 2000 to $9.3 million for the fiscal year ending March 31, 2001, which includes the results of the PickAX acquisition for the four month period from December 2000 through March 2001. The number of employees increased from approximately 35 at the Company just prior to closing the acquisition to approximately 183 employees just after the acquisition. Since the acquisition, the Company's focus has been on new products and services. The first such product, called mvDesigner, was introduced at the Company's worldwide user conference in May 2001. The Company believes that the initial market for these products will be the multi-dimensional database market where value added resellers, application developers, system integrators, and large end users are seeking to upgrade their existing, highly functional multi-dimensional database applications for deployment in a Web or client/server environment.



The integration of the two companies will require the dedication of management, engineering, and sales resources in order to achieve the anticipated benefits and efficiencies of the acquisition. The difficulties of combining the operations are exacerbated by the necessity of coordinating geographically separated engineering organizations in the United States of America and in the United Kingdom as well as integrating the accounting and other administrative systems of the two companies. The process of integrating the operations of the two companies could cause an interruption of, or loss of momentum in, the activities of the combined our businesses. The failure to successfully integrate PickAX operations could have a materially adverse effect upon our business, operating results, and financial condition.


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



CONCENTRATION OF STOCK OWNERSHIP AND DEBT TO PRINCIPAL STOCKHOLDER. Astoria Capital Partners, L.P. and Rockport Group together beneficially own approximately 63% of the Company's outstanding common stock. In addition, the Company has a promissory note for approximately $19.0 million in principal and accrued interest due to Astoria Capital Partners, L.P. in November 2002.
Mr. Wagner, a member of the Company's Board of Directors, is the managing director of Rockport Group. This concentration of stock ownership can affect those actions of the Company that require stockholder approval, including the election of the Board of Directors and the approval of significant corporate transactions. Moreover, this concentration of ownership may delay or prevent a change in control of the Company.


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


INTERNATIONAL OPERATIONS. The Company operates on a global basis with offices or distributors in Europe, Africa, Asia, and North America. Approximately 43% of the Company's revenue in the fiscal year ending March 31, 2001 were derived from international sources. The Company intends to continue to expand its international operations to achieve the Company's anticipated growth, but the Company may face significant challenges to the Company's international expansion. The expansion of the Company's existing international operations and entry into additional international markets will require significant management attention and financial resources. To achieve acceptance in international markets, the Company's products must be internationalized to handle a variety of factors specific to each international market, including language and generic formatting such as date and time. The incorporation of these and other factors into the Company's products is a complex process and often requires assistance from third parties. At the same time, to achieve broad usage by employees across international organizations, the Company's products must be localized to handle native languages and cultures in each international market. Localizing the Company's products is also a complex process and the Company intends to continue to work with third parties to develop localized products.


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


PROFESSIONAL SERVICES. The growth of the Company's license revenue also depends on the Company's ability to provide the Company's customers with professional services to assist in support, training, consulting, initial implementation and deployment of the Company's products and to educate third-party systems integrators in the use of the Company's products. As a result, the Company plans to increase the number of professional services personnel to meet these needs. New professional services personnel will require training and take time to reach full productivity. Competition for qualified professional services personnel is intense due to the limited number of people who have the requisite knowledge and skills. The Company may not be able to attract or retain a sufficient number of qualified professional services personnel. To meet the Company's customers' needs for professional services, the Company may also need to use more costly third-party consultants to supplement the Company's own professional services group. In addition, the Company could experience delays in recognizing revenue if the Company's professional services group fails to complete implementations in a timely manner. If the Company fails to maintain or enhance its professional services group as a result of any of these factors, the Company's business could be materially harmed.


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

ITEM 7. FINANCIAL STATEMENTS


The consolidated financial statements of the Company, including the notes thereto, together with the report of independent auditors thereon are presented beginning on Page F-1 and are incorporated herein by reference.



ITEM 8. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE


Grant Thornton LLP was previously the principal accountants for Raining Data Corporation. On January 2, 2002, that firm's appointment as principal accountants was terminated and KPMG LLP was engaged as principal accountants. The decision to change accountants was approved by the board of directors.



In connection with the audits of the two fiscal years ended March 31, 2000, and 2001, and reviews of the subsequent interim period through September 30, 2001, there were no disagreements with Grant Thornton LLP on any matter of accounting principles or practices, financial statement disclosure, or auditing scope or procedures, which disagreements if not resolved to their satisfaction would have caused them to make reference in connection with their opinion to the subject matter of the disagreement.



The audit reports of Grant Thornton LLP on the consolidated financial statements of Raining Data Corporation and subsidiaries as of and for the years ended March 31, 2000 and 2001 did not contain any adverse opinion or disclaimer of opinion, nor were they qualified or modified as to uncertainty, audit scope, or accounting principles. Subsequent to the filing of its Annual Report on Form 10-KSB for the year ended March 31, 2001, and the change in auditors from Grant Thornton LLP to KPMG LLP:



In January 2002,the Company became aware of certain misapplications of accounting standards principally related to the accounting for its business combination with PickAX under the purchase method in December 2000, the purchase of technology from a third party in 2000 and the grant of options at below market exercise prices. Management discussed these matters with Grant Thornton LLP and on February 27, 2002 Grant Thornton LLP sent a letter to the Company withdrawing its audit report on the consolidated financial statements of Raining Data Corporation as of and for the year ended March 31, 2001.

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

ITEM 13. EXHIBITS AND REPORTS ON FORM 8-K


The following Consolidated Financial Statements of Raining Data Corporation and Subsidiaries and the Report of Independent Auditors are attached hereto beginning on pages F-1.


(a)(1) Consolidated Financial Statements:


Report of Independent Auditors


Consolidated Balance Sheets as of March 31, 2001 and March 31, 2000

Consolidated Statements of Operations for fiscal years ended March 31, 2001 and 2000

Consolidated Statements of Cash Flows for fiscal years ended March 31, 2001 and 2000


Consolidated Statements of Stockholders' Equity (Deficit) for fiscal years ended March 31, 2001 and 2000


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

  10.13 Form of Promissory Note dated September 28, 2000, issued by the Registrant to The Philip and Debra Barrett Charitable Remainder Trust (included as Exhibit 10.4 to the Registrant's Form 8-K filed with the Commission on October 24, 2000 and incorporated herein by reference)

  10.14 Form of Note Purchase Agreement and Form of Nonsecured Convertible Promissory Note dated as of August 23, 2000, respectively, issued by the Registrant to three lenders (included as Exhibit 10.5 to the Registrant's Form 8-K filed with the Commission on October 24, 2000 and incorporated herein by reference)


  10.15* Transition Agreement and Releases by and between the Registrant and Gilbert Figueroa dated as of March 7, 2001.



  10.16* Service Agreement by and between the Registrant and Gwyneth Gibbs dated April 1, 2000.


  10.17 Omnis Technology Corporation 1999 Stock Option Plan and Form of Option Agreement (included as Exhibit 10.24 to the Registrant's Annual Report on Form 10-KSB/A filed with the Commission on July 29, 1999 and incorporated herein by reference)

  10.18 Omnis Technology Corporation Amended 1999 Stock Option Plan (included as Appendix A to the Registrant's Definitive Proxy Statement filed with the Commission on October 10, 2000 in connection with the October 23, 2000 Annual Meeting of Stockholders of the Registrant and incorporated herein by reference)


  21.1*     Subsidiaries of the Registrant



  23.1      Consent of KPMG LLP



  24.1*     Power of Attorney



*   Previously filed with Commission.


(b) Reports on Form 8-K

None

                                   SIGNATURES


Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, on the 20th day of March 2002.



                            RAINING DATA CORPORATION


By: /s/ SCOTT K. ANDERSON, JR.
    --------------------------------------
        Scott K. Anderson, Jr.
        Vice President, Finance
        Treasurer, and Corporate Secretary


Pursuant to the requirements of the Securities Exchange Act of 1934, as amended, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.


SIGNATURES                                   TITLE:
----------                                   ------

/s/ CARLTON H. BAAB                 President, Chief Executive          March 20, 2002
----------------------------        Officer and Director              -------------------
    Carlton H. Baab                 (Principal Executive Officer)           (Date)


/s/ SCOTT K. ANDERSON JR.           Vice President of Finance,          March 20, 2002
----------------------------        Treasurer and Corporate           ------------------
    Scott K. Anderson Jr.           Secretary (Principal Financial          (Date)
                                    and Accounting Officer)


/s/ GEOFFREY P. WAGNER*             Director                            March 20, 2002
----------------------------                                          ------------------
    Geoffrey P. Wagner                                                      (Date)


/s/ GERALD F. CHEW*                 Director                            March 20, 2002
----------------------------                                          ------------------
    Gerald F. Chew                                                          (Date)


/s/ DOUGLAS G. MARSHALL*            Director                            March 20, 2002
----------------------------                                          ------------------
    Douglas G. Marshall                                                     (Date)


/s/ BRYCE J. BURNS*                 Director                            March 20, 2002
----------------------------                                          ------------------
    Bryce J. Burns                                                          (Date)


/s/ BRYAN SPARKS*                   Director                            March 20, 2002
----------------------------                                          ------------------
    Bryan Sparks                                                            (Date)

*By: /s/ SCOTT K. ANDERSON, JR.
-------------------------------
         Scott K. Anderson, Jr.
         Attorney-in-fact


                         REPORT OF INDEPENDENT AUDITORS





To the Board of Directors and Stockholders
Raining Data Corporation



We have audited the accompanying consolidated balance sheets of Raining Data Corporation and subsidiaries as of March 31, 2001 and 2000, and the related consolidated statements of operations, stockholders' equity (deficit) and cash flows for each of the years in the two-year period ended March 31, 2001. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.


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


In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Raining Data Corporation and subsidiaries as of March 31, 2001 and 2000, and the results of their operation and their cash flows for each of the years in the two-year period ended March 31, 2001, in conformity with accounting principles generally accepted in the United States of America.





KPMG LLP



Costa Mesa, California
March 20, 2002

                   RAINING DATA CORPORATION AND SUBSIDIARIES
                          CONSOLIDATED BALANCE SHEETS
                            MARCH 31, 2001 and 2000




                                                                       Restated
                                                                         2001                2000
                                                                     -------------       -------------
                                     ASSETS
Current Assets
            Cash                                                     $   2,424,000       $   1,238,000
            Trade Accounts Receivable, less allowance for
              doubtful accounts of $156,000 in 2001 and $179,000
              in 2000                                                    2,502,000             594,000
            Other Current Assets                                           263,000             423,000
                                                                     -------------       -------------
                   Total Current Assets                                  5,189,000           2,255,000

Property, Furniture and Equipment-net                                    1,403,000             923,000

Intangible Assets, less accumulated amortization of $1,096,000          11,384,000
Goodwill, less accumulated amortization of $3,141,000                   34,610,000                  --
Other Assets                                                               269,000                  --
                                                                     -------------       -------------
                   Total Assets                                      $  52,855,000       $   3,178,000
                                                                     =============       =============

                 LIABILITIES AND STOCKHOLDERS' EQUITY (DEFICIT)

Current Liabilities
            Accounts Payable                                         $   1,733,000       $     460,000
            Accrued Liabilities                                          3,094,000             591,000
            Deferred Revenue                                             3,274,000             206,000
            Current Portion of Long-Term Debt                              328,000              56,000
            Note Payable to Stockholder                                         --           2,028,000
                                                                     -------------       -------------
                   Total Current Liabilities                             8,429,000           3,341,000

Long-Term Debt, net of current portion                                  15,758,000                  --
                                                                     -------------       -------------
                   Total Liabilities                                    24,187,000           3,341,000

Commitments and contingencies

Stockholders' Equity (Deficit)
            Series A Convertible Preferred Stock: $1.00 par value;
                 300,000 shares authorized, issued, and
                 outstanding; liquidation preference of $500,100           300,000             300,000
            Common Stock: $0.10 par value; 30,000,000 shares
                 authorized, 15,716,090 issued, and outstanding
                 at March 31, 2001; 10,035,238 issued and
                 outstanding at March 31, 2000                           1,572,000           1,004,000
            Additional Paid-in Capital                                  91,921,000          50,374,000
            Deferred Stock-Based Compensation                           (2,073,000)         (2,045,000)
            Accumulated Other Comprehensive Income                       1,216,000             286,000
            Accumulated Deficit                                        (64,268,000)        (50,082,000)
                                                                     -------------       -------------
                   Total Stockholders' Equity (Deficit)                 28,668,000            (163,000)
                                                                     -------------       -------------
            Total Liabilities and Stockholders' Equity (Deficit)     $  52,855,000       $   3,178,000
                                                                     =============       =============



See accompanying notes to the consolidated financial statements.

                            RAINING DATA CORPORATION
                     CONSOLIDATED STATEMENTS OF OPERATIONS
                      YEARS ENDED MARCH 31, 2001 and 2000




                                                  Restated
                                                    2001               2000
                                                ------------       ------------
Net Revenue
            License                             $  6,194,000       $  4,998,000
            Service                                3,125,000          1,212,000
                                                ------------       ------------
            Total Net Revenue                      9,319,000          6,210,000

Cost of Revenue
            Cost of License Revenue                  302,000            195,000
            Cost of Service Revenue                1,664,000            277,000
                                                ------------       ------------
            Total Cost of Revenue                  1,966,000            472,000
                                                ------------       ------------

Gross Profit                                       7,353,000          5,738,000

Cost of Operations
            Selling and Marketing                  5,599,000          3,221,000
            Research and Development               3,922,000          2,287,000
            General and Administrative             4,237,000          3,712,000
            Stock-based Compensation               1,755,000          1,092,000
            Amortization of Goodwill and
                Intangible Assets                  4,239,000                 --
                                                ------------       ------------
            Total Operating Expense               19,752,000         10,312,000
                                                ------------       ------------

Operating Loss                                   (12,399,000)        (4,574,000)
                                                ------------       ------------

Other Income (Expense)
            Interest Expense-net                  (1,317,000)          (124,000)
            Other Income (Expense)                  (470,000)             2,000
                                                ------------       ------------
                                                  (1,787,000)          (122,000)
                                                ------------       ------------
Net Loss                                        $(14,186,000)      $ (4,696,000)
                                                ============       ============

Basic and Diluted
     Net Loss Per Share                         $      (1.21)      $      (0.48)
                                                ============       ============

Shares used in computing basic and
    diluted net loss per share                    11,764,955          9,768,440




See accompanying notes to the consolidated financial statements.

                   RAINING DATA CORPORATION AND SUBSIDIARIES
                     CONSOLIDATED STATEMENTS OF CASH FLOWS
                      YEARS ENDING MARCH 31, 2001 and 2000




                                                                                 RESTATED           RESTATED
                                                                                   2001               2000
                                                                               ------------       ------------
Cash Flows From Operating Activities
            Net Loss                                                           $(14,186,000)      $ (4,696,000)
            Adjustments to Reconcile Net Loss to Net Cash
                   Used In Operating Activities:
                   Depreciation and Amortization                                  4,705,000            341,000
                   Accretion of Debt Discount                                       908,000                 --
                   Stock-Based Compensation                                       1,755,000          1,092,000
                   Common Stock Exchange for Incomplete Software                    900,000                 --
            Change in Assets and Liabilities:
                   Trade Accounts Receivable                                      1,624,000            171,000
                   Other Assets                                                     352,000            208,000
                   Accounts Payable and Accrued Liabilities                      (2,901,000)           278,000
                   Deferred Revenue                                               1,268,000           (206,000)
                                                                               ------------       ------------
            Net Cash Used In Operating Activities                                (5,575,000)        (2,812,000)
                                                                               ------------       ------------

Cash Flows from Investing Activities
            Purchase of Property, Furniture, Equipment                             (362,000)          (378,000)
            Acquisition of Pick Ax, Inc. net of cash acquired                      (279,000)                --
                                                                               ------------       ------------
            Net Cash Used in Investing Activities                                  (641,000)          (378,000)
                                                                               ------------       ------------

Cash Flows from Financing Activities
            Proceeds from Exercise of Stock Options                                 418,000              9,000
            Net Proceeds from Issuance of Stock                                   4,043,000          2,084,000
            Proceeds from Issuance of Debt                                        2,000,000          2,028,000
            Repayment of Debt                                                      (120,000)           (54,000)
                                                                               ------------       ------------
            Net Cash Provided By Financing Activities                             6,341,000          4,067,000
                                                                               ------------       ------------

Effect of exchange rates changes on cash                                          1,061,000             90,000
                                                                               ------------       ------------

Net Increase in Cash                                                              1,186,000            967,000
Cash at the Beginning of Period                                                   1,238,000            271,000
                                                                               ------------       ------------
Cash at End of Period                                                          $  2,424,000       $  1,238,000
                                                                               ============       ============

Schedule of Non Cash Investing and Financing Activities
            Issuance of Debt, Common Stock, Warrants and Stock
               Options and Assumption of Net Tangible Liabilities
               in Connection with the Acquisition of Pick Ax, Inc.               36,246,000                 --
            Conversion of Debt to Common Stock in Private Placement               4,148,000                 --



See accompanying notes to the consolidated financial statements.

                            RAINING DATA CORPORATION
           CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY (DEFICIT)
                 YEARS ENDED MARCH 31, 2001 (RESTATED) and 2000
                      (in thousands, except share amounts)




                                                               Series A
                                                              Convertible
                                                             Preferred Stock                 Common Stock         Additional
                                                        --------------------------     ------------------------    Paid-In
                                                        Shares             Amount         Shares        Amount     Capital
                                                        -------           --------     ------------     -------   ----------
Balances March 31, 1999                                 300,000           $    300        9,679,829     $   967    $ 45,181
Common Stock Options Exercised                                                               10,090           1           8
Common Stock Issued                                                                         345,319          36       2,048
Stock Options Granted                                                                                                 3,137
Net Loss
Foreign Currency Translation Adjustments

Comprehensive Loss
                                                        -------           --------     ------------     -------    --------
Balances March 31, 2000                                 300,000           $    300       10,035,238       1,004      50,374

Common Stock Options and Warrants Exercised                                                 362,347          36         382

Acquisition of PickAX:
        Issuance of common stock                                                          2,563,172         257      10,317
        Conversion of debt to common stock                                                  645,467          64       2,598
        Issuance of stock warrants                                                                                    7,820
        Issuance of stock warrants in connection
           with the issuance of debt                                                                                  5,066
        Issuance of stock options                                                                                     6,082

Private placement to Astoria on December 4, 2000:
        Issuance of common stock, net of issuance costs                                     991,818          99       3,944
        Conversion of debt to common stock                                                1,005,548         101       4,047

Issuance of common stock in connection with the
        purchase of incomplete software                                                     112,500          11         889

Common Stock Options Granted                                                                                            672
Stock Options Cancelled                                                                                                (270)
Net Loss
Foreign Currency Translation Adjustments


Comprehensive Loss
                                                        -------           --------     ------------     -------    --------
Balances March 31, 2001                                 300,000           $    300       15,716,090     $ 1,572    $ 91,929
                                                        =======           ========     ============     =======    ========

                                                          Deferred                                       Stockholders'
                                                         Stock-Based    Accumulated Other   Accumulated     Equity     Comprehensive
                                                        Compensation  Comprehensive Income    Deficit     (Deficit)         Loss
                                                        ------------    ----------------    -----------  ------------  -------------

Balances March 31, 1999                                  $    --           $201                $(45,386)    $  1,263
Common Stock Options Exercised                                                                                     9
Common Stock Issued                                                                                            2,084
Common Stock Options Granted                                (3,137)                                               --
Stock-Based Compensation                                     1,092                                             1,092
Net Loss                                                                                         (4,696)      (4,696)     $ (4,696)
Foreign Currency Translation Adjustments                                       85                                 85            85
                                                                                                                          --------
Comprehensive Loss                                                                                                --      $ (4,611)
                                                           -------           ----               --------    --------      ========
Balances March 31, 2000                                     (2,045)           286                (50,082)       (163)

Common Stock Options and Warrants Exercised                                                                      418

Acquisition of PickAX:
        Issuance of common stock                                                                              10,574
        Conversion of debt to common stock                                                                     2,662
        Issuance of stock warrants                                                                             7,820
        Issuance of stock warrants in connection                                                                  --
           with the issuance of debt                                                                           5,066
        Issuance of stock options                           (1,381)                                            4,701

Private placement to Astoria on December 4, 2000:
        Issuance of common stock, net of issuance costs                                                        4,043
        Conversion of debt to common stock                                                                     4,148

Issuance of common stock in connection with the
        purchase of incomplete software                                                                          900

Common Stock Options Granted                                  (672)                                               --
Stock-Based Compensation                                     1,755                                             1,755
Stock Options Cancelled                                        270                                                --
Net Loss                                                                                    (14,186)         (14,186)     $(14,186)
Foreign Currency Translation Adjustments                                      930                                930           930
                                                                                                                          --------
Comprehensive Loss                                                                                                --      $(13,256)
                                                           -------           ----          --------         --------      ========
Balances March 31, 2001                                    $(2,073)         $1,216         $(64,268)        $ 28,668
                                                           =======          ======         ========         ========



See accompanying notes to the consolidated financial statements.

                    RAINING DATA CORPORATION AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                             MARCH 31, 2001 AND 2000



1.  RESTATEMENT OF FINANCIAL STATEMENTS

Subsequent to the filing of its Annual Report on Form 10-KSB for the year ended March 31, 2001 with the Securities and Exchange Commission, Raining Data Corporation (the Company) became aware of certain misapplications of accounting standards principally related to the accounting for its business combination with PickAX, Inc. (PickAX) under the purchase method in December 2000, the purchase of technology from a third party in May 2000 and the grant of options at below market exercise prices. The misapplications can be summarized as follows:



- In computing the purchase price, the Company used the fair value of its common stock around the date the merger agreement was signed to value common stock, warrants and options to purchase common stock exchanged for similar securities of PickAX. Portions of the merger consideration were, however, to be determined based upon subsequent negotiations between the Company and PickAX's controlling stockholder. These negotiations were completed on the closing date. As a result, the Company should have used the fair value of its common stock at the closing date to value stock-based merger consideration. In addition, the Company included certain shares and warrants that were contingently issuable based upon the amount of revenue reported by the combined company for the succeeding twelve months. Contingent consideration of this nature should not be included in the purchase price until the resolution of the contingency is determinable beyond a reasonable doubt.



- In connection with the merger with PickAX, a promissory note previously issued by PickAX to its controlling stockholder, Astoria Capital Partners, L.P. (Astoria), in the amount of $18,525,000 in principal and accrued interest was exchanged for a new promissory note from the Company in the same amount, and Astoria also received warrants to purchase an additional 500,000 shares of the Company's common stock at an exercise price of $7.00 per share. The additional warrants were valued using the Black-Scholes model. One of the assumptions used in the Company's Black-Scholes computation was that the term of the warrant was 2 years. The contractual term of the option is, in fact, 5 years and the full contractual term should be used in the Black-Scholes calculation.



- The Company assigned the entire excess of the purchase price over the book value of the acquired net tangible assets to goodwill. The Company retained a valuation expert to determine the value of other identifiable intangible assets acquired in the PickAX acquisition. As a result, a portion of the purchase price should have been assigned to identifiable intangible assets, consisting principally of core technology and assembled workforce. These identifiable intangible assets will be amortized over periods ranging from 3 to 4 years. The Company has also reconsidered its determination of the amortization period for goodwill and retroactively reduced the period from 10 to 4 years. In addition, options to purchase PickAX common stock were assumed and converted in the merger into Company options to purchase common stock. A portion of the purchase price should have been allocated to unvested options whose exercise price was below the fair value of the underlying common stock on the closing date. The purchase price allocation should have also included an adjustment to reduce the carrying value of deferred revenue on the closing date balance sheet of PickAX for the theoretical seller's profit previously earned by the acquired company. The Company also recorded excess amounts for a number of facility closure, severance and litigation accruals as part of the purchase price allocation and these were subsequently released, in part, to income.


- In May 2000, the Company acquired the rights to certain incomplete software with no alternative future use with the intention to further develop it into a software product. The Company recorded the payments related to the incomplete software as an asset. The Company's policy for software development costs is to expense software development costs until technological feasibility has been achieved. In general, technological feasibility occurs near general release. Since this purchased software was incomplete and significant development efforts were required before it could be released, the amounts capitalized should have been expensed as incurred.


- At various dates during fiscal 2001, the Company granted options to purchase common stock to employees with an exercise price at a discount from the fair market value of the common stock on the date of grant. In addition, the Company accelerated vesting or extended the term of options held by terminated employees. In neither instance did the Company record deferred stock-based compensation or stock-based compensation.



Accordingly, the consolidated financial statements for fiscal 2001 have been restated as follows:



                                               As Reported           Restated
                                               ------------        ------------
Net Revenue
  License                                      $  6,285,000        $  6,194,000
  Service                                         4,562,000           3,125,000
                                               ------------        ------------
    Total Net Revenue                            10,847,000           9,319,000

Total Costs and Expenses                         18,281,000          21,718,000
                                               ------------        ------------
Operating Loss                                   (7,434,000)        (12,399,000)

Total Other Expense                              (1,440,000)         (1,787,000)
                                               ------------        ------------
Net Loss                                         (8,874,000)        (14,186,000)
                                               ============        ============
Basic and Diluted Net Loss Per Share           $      (0.75)       $      (1.21)
                                               ============        ============
Shares Used in Computing Basic and
  Diluted Net Loss Per Share                     11,832,099          11,764,955



2. ORGANIZATION



The Company was incorporated as Blyth Holding, Inc. under the laws of the State of Delaware in August 1987 pursuant to a reorganization of predecessor companies originally incorporated under the laws of England in 1983. The Initial Public Offering for the Company's stock took place in October 1987. In September 1997, the Company changed its name to Omnis Technology Corporation. In December 2000, the Company acquired PickAX. At the same time, the Company changed its name to Raining Data Corporation. The principal asset of PickAX is Pick Systems. PickAX acquired Pick Systems from the estate of Richard Pick, the founder, in March 2000. Pick Systems was incorporated in California in November 1982.



The Company's principal business is the design, development, sale, and support of two major software products: 1) Rapid Application Development (RAD) software tools and; 2) a multi-dimensional database management system. The Company's products are sold to in-house corporate development teams, commercial application developers, system integrators, independent software vendors, value added resellers and independent consultants. In addition to computer software products, the Company provides continuing maintenance and customer service contracts as well as professional services, technical support and training.






3. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES


Significant accounting policies applied in the preparation of the accompanying consolidated financial statements of the Company follow:





PRINCIPLES OF CONSOLIDATION - The accompanying consolidated financial statements include the accounts of the Company and its wholly owned subsidiaries. All significant intercompany balances and transactions have been eliminated.



LICENSE AND SERVICE REVENUE - The Company recognizes revenue using the residual method pursuant to the requirements of Statement of Position No. 97-2, "Software Revenue Recognition" (SOP 97-2), as amended by Statement of Position No. 98-9, "Software Revenue Recognition with Respect to Certain Arrangements." Under the residual method, revenue is recognized in a multiple element arrangement when Company-specific objective evidence of fair value exists for all of the undelivered elements in the arrangement, but does not exist for one or more of the delivered elements in the arrangement. At the outset of the arrangement with the customer, the Company defers revenue for the fair value of its undelivered elements (e.g., maintenance) and recognizes revenue for the remainder of the arrangement fee attributable to the elements initially delivered in the arrangement (i.e., software license) when the basic criteria in SOP 97-2 have been met.



Under SOP 97-2, revenue attributable to an element in a customer arrangement is recognized when persuasive evidence of an arrangement exists and delivery has occurred, provided the fee is fixed or determinable, collectibility is probable and the arrangement does not require significant customization of the software. If at the outset of the customer arrangement, the Company determines that the arrangement fee is not fixed or determinable, the Company defers the revenue and recognizes the revenue when the arrangement fee becomes due and payable. The Company recognizes revenue from resellers upon sell-through to the end customer by the reseller.



Professional services, maintenance and other revenues relate primarily to consulting services, maintenance and training. Maintenance revenues are recognized ratably over the term of the maintenance contract, typically 12 months. Consulting and training revenues are recognized as the services are performed and are usually on a time and materials basis. Such services primarily consist of implementation services related to the installation of the Company's products and do not include significant customization to or development of the underlying software code.



COST OF LICENSE AND SERVICE REVENUE - Cost of license revenue is comprised of direct costs associated with software license sales including software packaging, documentation, and physical media costs. Cost of service revenue includes consulting, technical support, and training, which consist primarily of personnel related costs. Other costs specifically identifiable to the revenue source have been classified accordingly.

                    RAINING DATA CORPORATION AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                             MARCH 31, 2001 AND 2000



PROPERTY, FURNITURE AND EQUIPMENT - Property, furniture, and equipment are stated at historical cost. Equipment under capital lease is stated at the present value of minimum lease payments. Depreciation and amortization are computed on a straight-line basis over the estimated useful lives of the assets and ranges from 2 to 5 years. Equipment held under capital leases and leasehold improvements are amortized on a straight-line basis over the shorter of the lease term or the estimated useful lives of the assets.



IMPAIRMENT OF LONG-LIVED ASSETS AND LONG-LIVED ASSETS TO BE DISPOSED OF - Long-lived assets and certain identifiable intangibles are reviewed for impairment whenever events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable. Recoverability of assets to be held and used is measured by a comparison of the carrying amount of an asset to future undiscounted net cash flows expected to be generated by the asset. If such assets, excluding enterprise, goodwill, are considered to be impaired, the impairment to be recognized is measured by the amount by which the carrying amount of the assets exceeds the fair value of the assets. Assets to be disposed of are reported at the lower of the carrying amount of fair value less costs to sell. The Company assesses the recoverability of enterprise goodwill by determining whether the amortization of the balance over its remaining life can be recovered through undiscounted future operating cash flows. The assessment of the recoverability of such assets will be impacted if estimated future operating cash flows are not achieved.



CAPITALIZED SOFTWARE DEVELOPMENT COSTS - Costs for the development of new software products and substantial enhancements to existing software products are expensed as incurred until technological feasibility has been established, at which time any additional costs would be capitalized until the software is available for general release to customers. The Company does not currently have any software development costs capitalized because management believes software is available for general release concurrently with the establishment of technological feasibility.



GOODWILL AND INTANGIBLE ASSETS - Goodwill, which represents the excess of purchase price over fair value of identifiable net assets acquired, is amortized on a straight-line basis over a period of 4 years. Other intangible assets are amortized over their expected lives of 3 to 4 years.



INCOME TAXES - Income taxes are accounted for under the asset and liability method. Deferred tax assets, when their realization is more likely than not, and liabilities are recognized for the future tax consequences attributable to differences between the deferred tax financial statement carrying amounts of existing assets and liabilities and their respective tax bases and operating loss and tax credit carryforwards. Deferred tax assets and liabilities are measured using enacted tax rates expected to apply to taxable income in the years in which those temporary differences are expected to be recovered or settled. The effect on deferred tax assets and liabilities of a change in tax rates is recognized in income in the period that includes the enactment date.



FAIR VALUE OF FINANCIAL INSTRUMENTS - The Company's consolidated balance sheet includes the following financial instruments: cash, accounts receivable, accounts payable, accrued liabilities, amounts due to stockholders, and notes payable. The Company considers the carrying amount in the financial statements to approximate fair value for these financial instruments because of the relatively short period of time between origination of the instruments and their expected realization. The Company considers the carrying value of its notes payable to approximate fair market value based on the borrowing rates that would be available to the Company for bank loans with similar terms and maturities.



STOCK-BASED COMPENSATION - The Company applies the intrinsic value-based method to account for its fixed stock-based awards. Under this method, deferred stock-based compensation is recorded on the date of grant only if the current market price of the underlying stock exceeds the exercise price. Deferred stock-based compensation is then amortized using the straight-line method over the vesting term of the underlying option. The Company uses the fair value method based upon the Black-Scholes model to account for stock-based awards to nonemployees. A final measurement date for these awards is established when they vest.



NET LOSS PER SHARE - The Company computes basic loss per share using the net loss and the weighted average number of common shares outstanding during the period. Dilutive loss per share is computed using the net loss and the weighted average number of common shares and dilutive potential common shares outstanding during the period. Dilutive common shares include outstanding employee stock options and warrants to purchase common stock. There were 2,980,591 and 1,636,359 outstanding options to purchase shares of the Company's common stock with an exercise price from $0.72 to $52.50 per share as of March 31, 2001 and March 31, 2000, respectively. Warrants to purchase 2,086,689 and 152,970 shares of the Company's common stock with exercise prices ranging from $0.72 to $33.75 per share were outstanding at March 31, 2001 and March 31, 2000. The total of these items were not included in the computation of diluted earnings per share because their effect was antidilutive.



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

                    RAINING DATA CORPORATION AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                             MARCH 31, 2001 AND 2000



ESTIMATES - The preparation of financial statements in conformity with accounting principles generally accepted in the United States of America requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities, the disclosure of contingent assets and liabilities at the date of the financial statements, and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates.



FOREIGN CURRENCY TRANSLATION - The financial position and results of operations of the Company's foreign subsidiaries are determined using local currency as the functional currency. Assets and liabilities of these subsidiaries are translated at the exchange rate in effect at each year-end. Income statement accounts are translated at the average rate of exchange prevailing during the year. Translation adjustments arising from the use of differing exchange rates from period to period are included in accumulated other comprehensive income (loss) in stockholders' equity (deficit). Gains and losses resulting from foreign currency transactions and translation adjustments relating to foreign entities deemed to be operating in U.S. dollar functional currency in highly inflationary economies are included in earnings.



COMPREHENSIVE INCOME (LOSS) - Comprehensive income (loss) encompasses all changes in equity other than those with stockholders and consists of net loss and foreign currency translation adjustments. The Company does not provide for U.S. income taxes on foreign currency translation adjustments since it does not provide for such taxes on undistributed earnings of foreign subsidiaries.


RECENTLY ISSUED ACCOUNTING STANDARDS


In June 2001, the FASB issued SFAS No. 141, Business Combinations, (SFAS No.
141) and SFAS No. 142, Goodwill and Other Intangible Assets (SFAS No. 142). SFAS No. 141 requires that the purchase method of accounting be used for all business combinations. SFAS No. 141 specifies criteria that intangible assets acquired in a business combination must meet to be recognized and reported separately from goodwill. SFAS No. 142 will require that goodwill and intangible assets with indefinite useful lives no longer be amortized, but instead tested for impairment at least annually in accordance with the provisions of SFAS No. 142. SFAS No. 142 also requires that intangible assets with estimable useful lives be amortized over their respective estimated useful lives to their estimated residual values, and reviewed for impairment in accordance with SFAS No. 121 and subsequently, SFAS No. 144 after its adoption.



The Company adopted the provisions of SFAS No. 141 as of July 1, 2001, and SFAS No. 142 is effective for the Company on April 1, 2002. Goodwill and intangible assets determined to have an indefinite useful life acquired in a purchase business combination completed after June 30, 2001, but before SFAS No. 142 is adopted in full, are not amortized. Goodwill and intangible assets acquired in business combinations completed before July 1, 2001 continued to be amortized and tested for impairment prior to the full adoption of SFAS No. 142.


Upon adoption of SFAS No. 142, the Company is required to evaluate its existing intangible assets and goodwill that were acquired in purchase business combinations, and to make any necessary reclassifications in order to conform with the new classification criteria in SFAS No. 141 for recognition separate from goodwill. The Company will be required to reassess the useful lives and residual values of all intangible assets acquired, and make any necessary amortization period adjustments by the end of the first interim period after adoption. If an intangible asset is identified as having an indefinite useful life, the Company will be required to test the intangible asset for impairment in accordance with the provisions of SFAS No. 142 within the first interim period. Impairment is measured as the excess of carrying value over the fair value of an intangible asset with an indefinite life. Any impairment loss will be measured as of the date of adoption and recognized as the cumulative effect of a change in accounting principle in the first interim period.


In connection with SFAS No. 142's transitional goodwill impairment evaluation, the Statement requires the Company to perform an assessment of whether there is an indication that goodwill is impaired as of the date of adoption. To accomplish this, the Company must identify its reporting units and determine the carrying value of each reporting unit by assigning the assets and liabilities, including the existing goodwill and intangible assets, to those reporting units as of April 1, 2002. The Company will then have up to six months from April 1, 2002 to determine the fair value of each reporting unit and compare it to the carrying amount of the reporting unit. To the extent the carrying amount of a reporting unit exceeds the fair value of the reporting unit, an indication exists that the reporting unit goodwill may be impaired and the Company must perform the second step of the transitional impairment test. The second step is required to be completed as soon as possible, but no later than the end of the year of adoption. In the second step, the Company must compare the implied fair value of the reporting unit goodwill with the carrying amount of the reporting unit goodwill, both of which would be measured as of the date of adoption. The implied fair value of goodwill is determined by allocating the fair value of the reporting unit to all of the assets (recognized and unrecognized) and liabilities of the reporting unit in a manner similar to a purchase price allocation, in accordance with SFAS No. 141. The residual fair value after this allocation is the implied fair value of the reporting unit goodwill. Any transitional impairment loss will be recognized as the cumulative effect of a change in accounting principle in the Company's statement of operations.



As of the date of adoption of SFAS No. 142, the Company expects to have unamortized goodwill in the amount of $36,833,000 and unamortized identifiable intangible assets in the amount of $12,480,000, all of which will be subject to the transition provisions of SFAS No. 142. Amortization expense related to goodwill was $3,066,000 for the year ended March 31, 2001. Because of the extensive effort needed to comply with adopting SFAS No. 141 and No. 142, it is not practicable to reasonably estimate the impact of adopting the Statements on the Company's consolidated financial statements at the date of this report, including whether it will be required to recognize any transitional impairment losses as the cumulative effect of a change in accounting principle.



In June 2001, the FASB issued SFAS No. 143, Accounting for Asset Retirement Obligations (SFAS No. 143). SFAS No. 143 requires the Company to record the fair value of an asset retirement obligation as a liability in the period in which it incurs a legal obligation associated with the retirement of tangible long-lived assets that result from the acquisition, construction, development and/or normal use of the assets. The Company also records a corresponding asset which is depreciated over the life of the asset. Subsequent to the initial measurement of the asset retirement obligation, the obligation will be adjusted at the end of each period to reflect the passage of time and changes in the estimated future cash flows underlying the obligation. The Company is required to adopt SFAS No. 143 on April 1, 2003, but does not expect adoption to have a material effect on its financial condition or results of operations.




In August 2001, the FASB issued SFAS No. 144, Accounting for the Impairment or Disposal of Long-Lived Assets (SFAS No. 144). SFAS No. 144 addresses financial accounting and reporting for the impairment or disposal of long-lived assets. This Statement requires that long-lived assets be reviewed for impairment whenever events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable. Recoverability of assets to be held and used is measured by a comparison of the carrying amount of an asset to future net cash flows expected to be generated by the asset. If the carrying amount of an asset exceeds its estimated future cash flows, an impairment charge is recognized by the amount by which the carrying amount of the asset exceeds the fair value of the asset. SFAS No. 144 requires companies to separately report discontinued operations and extends that reporting to a component of an entity that either has been disposed of (by sale, abandonment, or in a distribution to owners) or is classified as held for sale. Assets to be disposed of are reported at the lower of the carrying amount or fair value less costs to sell. The Company is required to adopt SFAS No. 144 on April 1, 2002. The Company has not yet determined the effect, if any, from the adoption of SFAS No. 144 on its financial condition and results of operations.



4. PROPERTY, FURNITURE AND EQUIPMENT


Property, furniture and equipment at March 31 consisted of: (in thousands)

                                                      2001        2000
                                                     -------     -------

        Land and Buildings                           $   607     $   684
        Office Equipment, Furniture and Fixtures       5,091       2,998
        Automobiles                                       14          --
                                                     -------     -------
        Total                                          5,712       3,682

        Accumulated depreciation and amortization     (4,309)     (2,759)

                                                     -------     -------
                                                     $ 1,403     $   923
                                                     =======     =======

                    RAINING DATA CORPORATION AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                             MARCH 31, 2001 AND 2000






5. BUSINESS ACQUISITION



On December 1, 2000, the Company completed its acquisition of PickAX, Inc., (PickAX) the parent company of Pick Systems. Accordingly, the consolidated financial statements presented herein for the year ended March 31, 2001 include only the four months of activity for PickAX since the date of acquisition. Pick Systems was formed in 1982 and markets a multi-dimensional database management system, which includes a set of traditional 3rd generation software development tools.



The consideration paid by the Company to PickAX stockholders in connection with the purchase consisted of approximately 2,563,172 newly issued shares of the Company's common stock in exchange for all of the outstanding stock of PickAX. An additional 284,797 shares were provided for potential issuance in the event that revenue of the combined companies reached certain specified levels by December 31, 2001; however, such revenue targets were not achieved. In addition, the Company assumed pre-existing PickAX employee stock options for 3,022,000 shares of PickAX common stock, which options were exchanged for options for the purchase of 1,538,673 shares of the Company's common stock at an equivalent option exercise price. The Company also agreed to issue warrants for 1,981,218 shares of the Company's common stock in exchange for pre-existing warrants for 4,323,500 shares of PickAX common stock. An additional 220,135 warrants were provided to be issued in the event that revenue of the combined companies reached certain specified levels by December 31, 2001; however, such revenue targets were not achieved.



All of these exchanges in the acquisition were based upon a negotiated exchange ratio of 0.50916 shares of the common stock of the Company for each one share of PickAX common stock. In addition, a convertible promissory note previously issued by PickAX to Astoria Capital Partners, L.P. (Astoria) in the amount of $18,525,000 in principal and accrued interest was exchanged for a new nonconvertible promissory note made by the Company in the same amount, and Astoria also received warrants to purchase an additional 500,000 shares of the Company's common stock at an exercise price of $7.00 per share. The debt was recorded at its fair value of $18,525,000 and the additional warrants were valued at $4,960,000 using the Black-Sholes option pricing model and recorded as a discount against the note. As a result, the debt is recorded at a discount from its face amount and it is being accreted to its maturity value using the interest method.



As a condition to closing the acquisition, the Company was required to negotiate the terms and effect the conversion of its $3,000,000 note payable to Astoria the controlling stockholder of PickAX and a significant stockholder of the Company. The final terms of this conversion were established on November 30, 2001, when Astoria, through the exercise of a stock warrant effectively converted the note with a principal and accrued interest balance of $3,227,000 into 645,467 shares of common stock. Because this conversion was an integral part of the merger agreement and the terms were not established until just prior to the closing, the shares issued by the Company in the acquisition were valued at $4.13 per share, the fair value of the Company's common at and just prior to the closing date. The value of the shares reserved by the Company for the PickAX options and warrants was $3.95 per share using the Black-Scholes option model for unvested options and warrants and the intrinsic value method for vested options.




An independent valuation of the intangible assets acquired was performed and the purchase price was allocated as follows:

            Net tangible liabilities acquired                                   (13,986,000)
            Assembled workforce                                                   2,080,000
            Installed base                                                       10,400,000
            Goodwill                                                             37,752,000
                                                                                 ----------
               Total cost of acquisition                                         36,246,000
                                                                                 ==========

                    RAINING DATA CORPORATION AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                             MARCH 31, 2001 AND 2000





The summarized unaudited pro forma consolidated results of operations presented below reflects the effect of the acquisition as if it had occurred at the beginning of the periods presented. The summarized unaudited pro forma consolidated results of operations are not necessarily indicative of operating results which would have been achieved had the acquisition been consummated at the beginning of the periods presented and should not be construed as representative of future operations.



                                   Years Ended March 31,
                                   ---------------------
                                    2001           2000
                                   ------         ------
                                      (in thousands)
    Revenue                        20,743         23,544
    Net Loss                      (30,257)       (41,953)
    Net Loss per Share             $(3.35)        $(2.96)



6. OTHER CURRENT ASSETS



Other current assets at March 31 consisted of: (in thousands)



                                               2001           2000
                                              ------         ------

        Prepaid Expenses                        167          194
        Other Current Assets                     96          229
                                               ----          ---
                       Total Other
                         Current Assets        $263         $423
                                               ====         ====

                    RAINING DATA CORPORATION AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                             MARCH 31, 2001 AND 2000



7.       LONG-TERM DEBT


Long-term debt at March 31 consisted of: (in thousands)


                                                                   2001        2000
                                                                 --------     -------

        Capital Lease Obligations                                $    157     $    29
        Note Payable and Accrued Interest-Astoria
             Less Unamortized Discount                             14,855       2,028
        Notes Payable and Accrued Interest-Other Stockholders         768          --
        Note Payable to Individual, maturing September 30,
          2002, bearing interest at 10%                               250          --
        Note Payable to General Automation                            108          --
        Notes Payable and Accrued Interest-Others                     120          27
                                                                 --------     -------
        Total                                                      16,086       2,084

        Less Current Portion of Long-Term Debt                       (328)     (2,084)

                                                                 --------     -------
        Long-Term Debt                                           $ 15,758     $    --
                                                                 ========     =======



The note payable to Astoria is for $18,525,000 plus accrued interest at 8% per annum of $492,000 at March 31, 2001 (effective rate including accretion of discount is 23%). The note is secured by all the tangible and intangible assets of the Company. The principal and all accrued interest are payable at maturity in November 2002.


Notes payable to other stockholders are unsecured and consist of:


(a) Notes payable for $750,000 accruing interest at 4% per year, are all due and payable upon maturity in August 2002. They may be converted to shares of the common stock of the Company at $6.17 per share at any time.


(b) Notes payable for $250,000 at 10% interest per year, payable quarterly, due and payable in September 2002.



8. SERIES A CONVERTIBLE PREFERRED STOCK



The Company had 300,000 outstanding shares of Series A convertible preferred stock (Series A) authorized, issued and outstanding at March 31, 2001 and 2000. Holders of Series A are entitled to that number of votes equal to the number of shares of common stock into which Series A is then convertible. Dividends are paid at the option of the Board of Directors at the rate of $0.125 per share per annum, in preference to all other stockholders. Preferred stock ranks senior to the Company's common stock as to liquidation rights. Each share of preferred stock may be converted at the option of the holder into 1.667 shares of common stock. In effecting the conversion, any unpaid dividends on the preferred stock shall be disregarded. No dividends have been declared on the preferred stock since its issuance.




9. WARRANTS


During April 1999, the 1993 Directors' Warrant Plan and the 1993 Advisors' Plan were terminated, except as such Plans apply to any warrants then outstanding under such Plans.

                    RAINING DATA CORPORATION AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                             MARCH 31, 2001 AND 2000



The following table summarizes the warrants outstanding, excluding the 2,481,218 warrants issued by the Company in connection with its acquisition of PickAX at exercise prices ranging from $2.46 to $7.00:




                                                                            Weighted
                                                                            Average
                                                                           Remaining
                                                                          Contractual
                                           Warrants     Exercise Price    Life (Years)
                                           --------     --------------    ------------


Warrants outstanding at March 31, 1999     183,729     $0.718 - $58.50       2.86

Granted                                         --
Exercised                                       --
Cancelled                                  (30,759)    $        $58.50
                                           -------

Warrants outstanding at March 31, 2000     152,970     $        $33.75       1.91

Granted                                         --
Exercised                                  (25,833)             $0.718
Cancelled                                  (21,666)    $        $10.94
                                           -------

Warrants outstanding at March 31, 2001     105,471     $        $33.75       0.98
                                           =======


The warrants expire at various dates to 2003. At March 31, 2001, there were 105,471 warrants exercisable at a weighted average exercise price of $5.74.


As part of the acquisition of PickAX, the Company assumed the warrant obligations for PickAX stock after adjusting both the option price and shares under option for the conversion ratio of 0.50916, which was the same ratio used for acquiring the PickAX common stock. All the PickAX warrants are for a term of five years from the date of grant. At March 31, 2001 there were 1,981,218 warrants outstanding for shares of Raining Data Corporation common stock at an exercise price of $2.46 and $2.95 per share, expiring at various dates through
    .




10. STOCK OPTIONS



In 1987, the Company adopted a stock option plan (1987 Plan) pursuant to which the Board of Directors may grant stock options to directors, officers, key employees and consultants. The 1987 Plan had a ten-year term which expired in 1997. Options granted and outstanding under the 1987 Plan remain outstanding until either exercised by the holder, cancelled when the holder terminates employment or until the 10-year term of the option expires. In anticipation of the termination of the 1987 Plan, the stockholders of the Company approved the 1996 Stock Plan (1996 Plan). Collectively, the 1987 Plan and the 1996 Plan are hereafter referred to as the Plans.

In April 1999, the Company adopted a new stock option plan (1999 Plan) and merged it with the existing Plans. In conjunction with the adoption of the 1999 Plan, the Company terminated the Directors' Plan, the Advisors' Plan and the 1996 Plan, except as to options then issued and outstanding as to such plans. The 1999 Plan authorizes grants of options to purchase up to 5,000,000 shares of authorized but unissued common stock. Stock options are generally granted with an exercise price equal to the stock's fair market value at the date of grant. All options under the 1999 Plan have ten-year terms and generally vest ratably over a period of three to four years. As of March 31, 2001, there were 3,153,675 shares available for future option grants under the 1987 Plan, 1996 Plan and 1999 Plan.

                    RAINING DATA CORPORATION AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                             MARCH 31, 2001 AND 2000


Pro forma information assuming the Company had accounted for stock options granted under the fair value method prescribed by SFAS 123 is presented below. The per share weighted-average fair value of stock options granted for the years ended March 31, 2001 and 2000 was $4.94 and $2.47, respectively, as estimated using the Black-Scholes option-pricing model with the following assumptions: dividend yield of 0% in 2001 and 2000; expected volatility of 180% in 2001 and 2000; risk-free interest rate of 4.86% and 3.87% in 2001 and 2000, respectively; and expected life of 4 years for 2001 and 2000 grants.


For purposes of pro forma disclosures, the estimated fair value of the options is amortized to expense over the options' vesting periods. The Company's historical and pro forma net loss per share for the years ended March 31, 2001 and 2000 are as follows:

                                                           2001           2000
                                                           ----           ----
     Net loss:
              As reported .........................    $(14,186,000)   $(4,696,000)
                                                          -------        -------
              Pro forma ...........................    $(16,331,000)   $(5,522,000)
                                                          -------        -------
     Basic and diluted net loss per share:

              As reported .........................     $ (1.21)       $ (0.48)
                                                          -------        -------
              Pro forma ...........................     $ (1.39)       $ (0.57)
                                                          -------        -------


A summary of changes in common stock options is as follows:


                                                                 Weighted
                                                                 average
                                                                 exercise price
                                                   Shares        per share
                                                   ------        ---------
    Options outstanding as of March 31, 1999        635,599       $ 2.11
            Granted                               1,290,300       $ 6.32
            Cancelled                              (259,450)      $ 1.09
            Exercised                               (10,090)      $ 0.89
                                                  ---------      ---------
    Options outstanding as of March 31, 2000      1,656,359       $ 4.22
            Granted                                 924,400       $ 4.97
            Assumed in acquisition of PickAX      1,538,673       $ 2.95
            Cancelled                              (804,877)      $ 9.12
            Exercised                              (333,964)      $ 1.15
                                                  ---------      ---------
    Options outstanding as of March 31, 2001      2,980,591       $ 4.33
                                                  =========      =========

                    RAINING DATA CORPORATION AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                             MARCH 31, 2001 AND 2000



The following table presents information about outstanding stock options as of March 31, 2001:



                                     Weighted average          Options vested and exercisable
Range of                             ----------------          ------------------------------
Exercise        Options          Exercise     Contractual       Number of        Exercise
Price           Outstanding      Price        Life              Options          Price
-----           -----------      -----        ----              -------          -----
$0.75 - 0.78       31,830        $ 0.75       7.13               17,403          $ 0.75
$1.02 - 3.88    1,785,278        $ 2.70       8.19              778,757          $ 2.63
$4.09 - 8.50      936,996        $ 4.88       9.81               42,527          $ 5.52
$10.42 - 23.75    208,758        $12.94       8.71               81,990          $13.09
$33.13 - 52.50     17,729        $37.19       2.61               17,729          $37.19
--------------  ---------        ------       ----              -------          ------
$0.75 - 52.50   2,980,591        $ 4.33       9.27              938,406          $ 4.29



The Company had $2,073,000 and $2,045,000 of deferred stock option compensation related to employee stock options as of March 31, 2001 and 2000, respectively, and recognized stock-based compensation expense of $1,755,000 and $1,092,000 during the years ended March 31, 2001 and 2000, respectively, as a result of granting stock option with exercise prices below the estimated fair value of the Company's common stock at the date of grant. Deferred stock option compensation has been presented as a component of stockholders' equity and is being amortized as a charge to expense over the vesting period of the applicable options.



On August 14, 2000, the Company accelerated the vesting period for an option previously granted to an employee to purchase 96,825 shares of common stock in connection with his termination. Additionally, the Company extended the life of such option through March 31, 2001. Accordingly, the Company remeasured the option recording total compensation expense of $84,237 for the year ended March 31, 2001, which represents the intrinsic value of the options on the remeasurement date.



On January 31, 2001, the Company granted an option to purchase 5,000 shares of common stock at $6.50 per share to a nonemployee in exchange for services to develop a software application. As the option is fully vested at the time of grant, the Company recorded $36,782 of compensation expense in the period ended March 31, 2001. The fair value of the option was computed using the Black-Scholes model using an assumed volatility of 180%, a risk-free interest rate of 5.19%, a dividend rate of 0% and a 10 year life.



On March 7, 2001, the Company accelerated the vesting period for an option previously granted to an employee to purchase 30,550 shares of common stock in connection with the employee's termination. Additionally, the Company extended the life of such option through December 31, 2004. Accordingly, the Company remeasured the option recording total compensation expense of $80,346 for the year ended March 31, 2001, which represents the intrinsic value of the options on the remeasurement date.



On March 29, 2001, the Company granted an option to purchase 25,000 shares of common stock at $4.25 per share to a nonemployee in exchange for services to develop a software application. As the option is fully vested at the time of grant, the Company recorded $130,095 of compensation expense in the period ended March 31, 2001. The fair value of the option was computed using the Black-Scholes model using an assumed volatility of 180%, a risk-free interest rate of 4.98%, a dividend rate of 0% and a 10 year life.



11. INCOME TAXES



Due to the Company's operating losses, there were no current or deferred income taxes during any of the periods presented.






The foreign net loss before income taxes was approximately $1,170,000 and $607,000 in 2001 and 2000, respectively.



A reconciliation of the expected U.S. Federal tax expense (benefit) attributable to income from continuing operations differed from the amounts computed by applying the statutory U.S. Federal statutory tax rate to pretax income from continuing operations as follows:



                                                                2001              2000
                                                               ------            ------
Expected U.S. federal tax                                      (34.0)%            (34.0)%
State tax                                                       (5.0)%             (4.1)%
Change in valuation allowance and
  effect of purchase accounting
  on deferred taxes                                              24.5%              19.7%
Effect of permanent differences
  and foreign losses                                             14.4%              15.1%
Other                                                              .1%               3.3%
                                                               ------             ------
Actual effective tax rate                                         0.0%               0.0%
                                                               ======             ======

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


                                                                         2001             2000
                                                                       --------         --------

        Deferred tax assets:
          Net operating loss carryforwards                             $ 19,176         $ 14,764
          Accruals and reserves recognized in different periods           4,068            3,221
          Tax credits                                                     1,426              788
          Depreciation                                                       --              703
        Deferred tax liabilities:
          Purchased intangibles                                          (4,154)
          Depreciation                                                   (1,058)              --
          State income taxes                                               (658)              --
                                                                       --------         --------
        Total                                                            30,540           19,476
        Valuation allowance                                             (30,540)         (19,476)
                                                                       --------         --------
        Net deferred tax assets                                        $     --         $     --
                                                                       ========         ========




Due to uncertainties surrounding the timing of realizing the benefits of its net favorable tax attributes in future tax returns, the Company has recorded a full valuation allowance against its net deferred tax assets at March 31, 2001 and 2000. The net change in the valuation allowance was an increase of $3,478,000 in 2001 and $923,000 in 2000.



Subsequently recognized tax benefits relating to the valuation allowance for purchased deferred tax assets as of March 31, 2001 will be allocated to goodwill.



At March 31, 2001, the Company had net operating loss carryforwards of $56.4 million for federal income tax purposes and $8.5 million for state tax purposes which expire at various dates through 2021. Any changes in ownership, as defined by section 382 of the Internal Revenue Code, may have limited the amount of net operating loss carryforwards used in any one year.




12. RETIREMENT PLANS



The Company sponsors a 401(k) Savings and Retirement Plan (the Plan) for substantially all of its employees in the United States of America. Employees meeting the eligibility requirements, as defined, may contribute specified percentages of their salaries. Under the Plan, which is qualified under Section 401(k) of the federal tax laws, the Company's Board of Directors, at its sole discretion, makes discretionary profit-sharing contributions at 50% of the employees' contributions up to 4% of the employees' total compensation, to the Plan. For the years ended March 31, 2001 and 2000, discretionary annual contributions of $46,800 and $3,000, respectively, were made to the Plan. The higher amount in the fiscal year ending March 31, 2001 reflects the increased number of employees in the Company following the acquisition of PickAX effective December 1, 2000.



The Company sponsors the Raining Data UK Limited Retirement Benefits Scheme (the RDUKL Plan) for substantially all of its employees in the United Kingdom. The RDUKL Plan provides retirement benefits upon attaining normal retirement age, and incidental benefits in the case of death or termination of employment prior to retirement. Raining Data UK contributes an amount ranging from 3% to 8% of each participant's compensation to fund such benefits. In addition, participants are entitled to make voluntary contributions under the RDUKL Plan. The Company contributed approximately $78,600 and $87,000 to the RDUKL Plan for the years ended March 31, 2001 and 2000, respectively.

                    RAINING DATA CORPORATION AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                             MARCH 31, 2001 AND 2000


13. COMMITMENTS AND CONTINGENCIES



LEASES - The Company leases office space and certain equipment under noncancelable operating lease agreements with terms expiring through 2006. Additionally, the Company is obligated under capital leases covering certain equipment that expire in 2003.



At March 31, 2001 and 2000, the gross amount of equipment and related accumulated amortization recorded under capital lease arrangements were as follows:



                                             2001                2000
                                             ----                ----
Equipment                                  255,000              147,000
Less: Accumulated amortization             (67,000)            (132,000)
                                           -------              -------
                                           188,000               15,000
                                           =======              =======



Rent expense related to operating these leases is recognized ratably over the entire lease term. The Company is required to pay property taxes, insurance and normal maintenance costs.



Future minimum lease payments under noncancelable operating leases with initial or remaining lease terms in excess of one year and future minimum capital lease payments, as of March 31, 2001 are as follows: (in thousands)



Year Ending March 31,                     Capital Leases   Operating Leases
---------------------                     --------------   ----------------

      2002                                      $115             $1,133
      2003                                        58              1,066
      2004                                        --              1,078
      2005                                        --              1,108
      2006                                        --                795
                                                ----             ------
   Total minimum lease payments                  173              5,180
     Less: Amount representing interest          (16)            ======
                                                ----
   Present value of minimum capital lease
     payments                                   $157
                                                ====



The total of minimum rentals to be received in the future under noncancelable subleases as of March 31, 2001 was $765,000.



Rent expense of $385,000 and $223,000 was incurred in 2001 and 2000, respectively. Amortization of assets held under capital leases is included with depreciation expense.



14. SEGMENT INFORMATION



The Company operates in a single reportable segment. International operations consist primarily of foreign sales offices selling software developed in the United States of America combined with local service revenue. The following table summarizes consolidated financial information of the Company's operations by geographic location:


(in thousands)


                                                       North           Europe/
                                                      America          Africa            Total
                                                     --------         --------         --------

        Fiscal Year 2001

        Net Revenue                                  $  5,306         $  4,013         $  9,319
        Operating Loss                                 11,530             (869)         (12,399)
        Interest and other expense, net                (1,487)            (300)          (1,787)
        Total assets                                   49,924            2,931           52,855
        Depreciation and amortization expense          (4,531)            (174)          (4,705)
        Net Loss                                      (13,017)          (1,169)         (14,186)

        Fiscal Year 2000

        Net Revenue                                  $  2,806         $  3,404           $6,210
        Operating Loss                                 (3,958)            (616)          (4,574)
        Interest and other expense, net                   (22)            (100)            (122)
        Total assets                                    1,700            1,478            3,178
        Depreciation and amortization expense            (155)            (186)            (341)
        Net Loss                                       (3,980)            (716)          (4,696)

                    RAINING DATA CORPORATION AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                             MARCH 31, 2001 AND 2000


No customer accounted for revenues in excess of 10% in 2001. One customer accounted for approximately 19% of revenues in 2000.


15. LITIGATION



COMPASS LITIGATION - Since 1994, the Company and Compass Software (Compass) have been in litigation over software copyright infringement and related claims in the courts of the State of Washington. The Company has generally prevailed in these matters. In the most recent action, the US District Court for the Western District of the State of Washington awarded statutory damages to the Company in the amount of approximately $150,000 in addition to injunctive relief and attorney fees from Compass. The Company obtained a motion for judgment to collect the $150,000 judgment awarded and for an additional $245,000 in legal fees. In February 2001, Earl Asmus, the principal in Compass, sued the Company in the Central District of California on a number of issues related to the State of Washington court proceedings. In early April 2000, the suit was dismissed; however, Mr. Asmus subsequently appealed the decision. In October 2001, the case was settled with no material effect on the Company's financial condition or results of operations.



PACE-NORTHERN IRELAND LITIGATION - In July 2000, Park Applications Computer Engineering, Ltd. (PACE) sued the Company in the Queen's Bench Division Company of the High Court of Justice in Northern Ireland. PACE sought damages of $800,000 plus penalties and interest for alleged breach of contract relating to the purchase by Pick Systems of software from PACE. In January 2002, the Company and PACE entered into a settlement agreement of the matter under which the Company agreed to pay $500,000 to PACE. Of this settlement, $250,000 was paid to PACE in January 2002 and the remaining $250,000 will be paid over a two year period.



OLENIK LITIGATION - In November 2000, George Olenik, former President and Chief Executive Officer of Pick Systems filed a lawsuit in Orange County Superior Court. Mr. Olenik asserted claims relating to his resignation from Pick Systems in March 2000, and sought unspecified damages including a success fee for the sale of Pick Systems to PickAX. In November 2001, the Company and Mr. Olenik entered into a settlement agreement whereby the Company agreed to pay $200,000 to Mr. Olenik. Such amount was paid in November 2001.









GENERAL AUTOMATION LITIGATION - In May 2001, General Automation initiated litigation in Superior Court of the State of California for the County of Orange against the Company for breach of contract relating to the Pick Systems purchase of selected assets of General Automation in August 2000. General Automation seeks in excess of $1,000,000 in damages, penalties and interest, in addition to attorneys' fees and costs. The Company has asserted counterclaims for fraud, breach of contract and indemnity. The Company believes that the suit is without merit and intends to defend the suit vigorously. A jury trial is scheduled to begin July 28, 2002. The Company does not expect the ultimate resolution of this matter to have a material adverse effect on its financial condition or results of operations.


DOUCE BIS LITIGATION - In June 2001, Douce Bis Company sued the Company in the Commercial Court of Paris, France for approximately $990,000 plus costs. The claim is for compensation and loss of profits due Douce Bis under the terms of the Douce Bis/Omnis distributorship agreement entered into in 1983 and extended from time

                    RAINING DATA CORPORATION AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                             MARCH 31, 2001 AND 2000



to time thereafter. The Company terminated Douce Bis as the Omnis distributor in France effective in December 2000. The Company believes the suit is without merit and intends to defend the suit vigorously. The litigation is in the discovery phase and a hearing is scheduled in March 2002.


ARATA LITIGATION - In June 2001, Thomas Arata, a former employee of Pick, sued the Company in the Civil District Court for the Parish of Orleans in Louisiana. The suit is for unspecified amounts charging breach of contract, fraud, breach of fiduciary duty, unfair trade practices, and unjust enrichment concerning Arata's activities for and on behalf of PickAX prior to and during PickAX's acquisition of Pick Systems in March 2000, and the termination of Arata's employment in December 2000. The Company believes the suit is without merit and intends to defend the suit vigorously. The litigation is in the discovery phase.

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

  10.13 Form of Promissory Note dated September 28, 2000, issued by the Registrant to The Philip and Debra Barrett Charitable Remainder Trust (included as Exhibit 10.4 to the Registrant's Form 8-K filed with the Commission on October 24, 2000 and incorporated herein by reference)

  10.14 Form of Note Purchase Agreement and Form of Nonsecured Convertible Promissory Note dated as of August 23, 2000, respectively, issued by the Registrant to three lenders (included as Exhibit 10.5 to the Registrant's Form 8-K filed with the Commission on October 24, 2000 and incorporated herein by reference)


  10.15* Transition Agreement and Releases by and between the Registrant and Gilbert Figueroa dated as of March 7, 2001.



  10.16* Service Agreement by and between the Registrant and Gwyneth Gibbs dated April 1, 2000.


  10.17 Omnis Technology Corporation 1999 Stock Option Plan and Form of Option Agreement (included as Exhibit 10.24 to the Registrant's Annual Report on Form 10-KSB/A filed with the Commission on July 29, 1999 and incorporated herein by reference)

  10.18 Omnis Technology Corporation Amended 1999 Stock Option Plan (included as Appendix A to the Registrant's Definitive Proxy Statement filed with the Commission on October 10, 2000 in connection with the October 23, 2000 Annual Meeting of Stockholders of the Registrant and incorporated herein by reference)


  21.1 *    Subsidiaries of the Registrant



  23.1      Consent of KPMG LLP



  24.1 *    Power of Attorney




* previously filed with Commission.



(b) Reports on Form 8-K
None