Form 10QSB/A
period 2001-06-30
RAINING DATA CORP
filed 2002-03-21
CIK 820738

                     U.S. SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549



                                 FORM 10-QSB/A



(Mark One)

         [X] Quarterly Report under Section 13 or 15(d) of the Securities Exchange Act of 1934


         For the quarter period ended JUNE 30, 2001
                                      =============


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


As of March 14, 2002 there were 17,870,266 shares of registrant's Common Stock, $.10 par value, outstanding.



EXPLANATORY NOTE



On February 14, 2002, the Company announced that it would restate its financial statements for the fiscal year ended March 31, 2001, and each of the quarters in the six quarterly periods ended September 30, 2001, due to the misapplication of certain accounting standards. This amended filing contains restated financial information and related disclosures for the year ended March 31, 2001 and the three months ended June 30, 2001 and 2000, and reflects, where appropriate, changes as a result of the restatements.



This amendment does not otherwise attempt to update the information in the originally filed Form 10-QSB to reflect events occurring after the original filing date.

                            RAINING DATA CORPORATION

                                      INDEX

                          PART I. FINANCIAL INFORMATION

                                                                        Page No.
                                                                        --------
Item 1.       Financial Statements:


              Unaudited Consolidated Balance Sheets -
              June 30, 2001 and March 31, 2001                             3



              Unaudited Consolidated Statements of Operations -
              Three months ended June 30, 2001 and 2000                    4



              Unaudited Consolidated Statements of Cash Flows -
              Three months ended June 30, 2001 and 2000                    5



              Condensed Notes to the Unaudited Consolidated
              Financial Statements                                         6


Item 2.      Management's Discussion and Analysis of Financial
             Condition and Results of Operations                           8


                           PART II. OTHER INFORMATION

Item 1.       Legal Proceedings                                           12

Item 5.       Other Information                                           12

Item 6.       Exhibits and Reports on Form 8-K                            13

              Signatures                                                  13

                          PART I. FINANCIAL INFORMATION

ITEM 1.   FINANCIAL STATEMENTS


                    RAINING DATA CORPORATION AND SUBSIDIARIES
                     UNAUDITED CONSOLIDATED BALANCE SHEETS



                                                                       Restated           Restated
                                                                       JUNE 30,           MARCH 31,
                                                                         2001               2001
                                                                    -------------       -------------
                                     ASSETS
Current Assets
        Cash                                                        $   1,644,000       $   2,424,000
        Trade Accounts Receivable less allowance for doubtful
             accounts of $313,000 at June 30, 2001 and $156,000
             at March 31, 2001                                          3,004,000           2,502,000
        Other Current Assets                                              193,000             263,000
                                                                    -------------       -------------
               Total Current Assets                                     4,841,000           5,189,000

Property, Furniture and Equipment-net                                   1,224,000           1,403,000

Intangible Assets-net                                                  10,562,000          11,384,000
Goodwill-net                                                           32,341,000          34,610,000
Other Assets                                                              280,000             269,000
                                                                    -------------       -------------
               Total Assets                                         $  49,248,000       $  52,855,000
                                                                    =============       =============

             LIABILITIES AND STOCKHOLDERS' EQUITY

Current Liabilities
        Accounts Payable                                            $   2,245,000       $   1,733,000
        Accrued Liabilities                                             3,493,000           3,094,000
        Deferred Revenue                                                3,967,000           3,274,000
        Current Portion of Long-Term Debt                                 237,000             328,000
                                                                    -------------       -------------
               Total Current Liabilities                                9,942,000           8,429,000

Long-Term Debt, net of Current Portion                                 16,647,000          15,758,000
                                                                    -------------       -------------
               Total Liabilities                                       26,589,000          24,187,000

Commitments and Contingencies

Stockholders' Equity
        Preferred Stock: $1.00 par value; 300,000 shares
             authorized, issued, and outstanding                          300,000             300,000
        Common Stock: $0.10 par value; 30,000,000 shares
             authorized, 15,734,749 issued, and outstanding
             at June 30, 2001; 15,716,091 issued and
             outstanding at March 31, 2001                              1,574,000           1,572,000
        Additional Paid-in Capital                                     92,080,000          91,921,000
        Additional Deferred Stock-Based Compensation                   (1,859,000)         (2,073,000)
        Accumulated Other Comprehensive Income                            344,000           1,216,000
        Accumulated Deficit                                           (69,780,000)        (64,268,000)
                                                                    -------------       -------------
               Total Stockholders' Equity                              22,659,000          28,668,000
                                                                    -------------       -------------
        Total Liabilities and Stockholders' Equity                  $  49,248,000       $  52,855,000
                                                                    =============       =============



See accompanying condensed notes to the unaudited consolidated financial statements.

                   RAINING DATA CORPORATION AND SUBSIDIARIES
                UNAUDITED CONSOLIDATED STATEMENTS OF OPERATIONS




                                                           Restated
                                                  Three Months Ended June 30,
                                               --------------------------------
                                                   2001                2000
                                               ------------        ------------
Net Revenue
         License                               $  2,852,000        $    792,000
         Service                                  2,384,000             172,000
                                               ------------        ------------
         Total Net Revenue                        5,236,000             964,000
                                               ------------        ------------
Cost of Revenue
         Cost of License Revenue                    106,000              34,000
         Cost of Service Revenue                  1,049,000             231,000
                                               ------------        ------------
         Total Cost of Revenue                    1,155,000             265,000
                                               ------------        ------------
Gross Profit                                      4,081,000             699,000

Cost of Operations
         Selling and Marketing                    2,112,000           1,365,000
         Research and Development                 1,216,000           1,552,000
         General and Administrative               1,776,000             437,000
         Stock-Based Compensation                   356,000             269,000
         Amortization of Goodwill and
           Intangible Assets                      3,186,000                  --
                                               ------------        ------------
         Total Operating Expenses                 8,646,000           3,623,000
                                               ------------        ------------
Operating Loss                                   (4,565,000)         (2,924,000)

Other Expense
         Interest Expense-net                      (897,000)            (44,000)
         Other Expense                              (50,000)                 --
                                               ------------        ------------
                                                   (947,000)            (44,000)
                                               ------------        ------------
Net Loss                                       $ (5,512,000)       $ (2,968,000)
                                               ============        ============

Basic and Diluted
     Net Loss Per Share                        $      (0.35)       $      (0.30)
                                               ============        ============

Weighted Average Number of
      Common Shares Outstanding                  15,724,291           9,839,230



See accompanying condensed notes to the unaudited consolidated financial statements.

                    RAINING DATA CORPORATION AND SUBSIDIARIES
                UNAUDITED CONSOLIDATED STATEMENTS OF CASH FLOWS



                                                                             Restated
                                                                        Three Months Ended
                                                                            June 30,
                                                                       2001            2000
                                                                   ------------    ------------
Cash flows from operating activities:
            Net loss                                               $ (5,512,000)   $ (2,968,000)
            Adjustments to reconcile net loss to net cash
               used for operating activities:
                 Depreciation and amortization                        3,409,000          79,000
                 Note discount amortization                             878,000              --
                 Amortization of deferred compensation                  356,000         269,000
                 Software exchanged for common stock                                    900,000
                 Change in assets and liabilities:
                     Trade accounts receivable                         (502,000)       (148,000)
                     Inventory                                           (4,000)          6,000
                     Other current and non-current assets                63,000        (565,000)
                     Accounts payable and accrued liabilities           210,000       1,083,000
                     Deferred revenue                                   693,000          66,000
                                                                   ------------    ------------
            Net cash used for operating activities                     (409,000)     (1,278,000)
                                                                   ------------    ------------

Cash flows from investing activities:

            Purchase of property, furniture and equipment               (21,000)       (158,000)
            Acquisition of software assets                                   --         (68,000)
                                                                   ------------    ------------
            Net cash used for investing activities                      (21,000)       (226,000)
                                                                   ------------    ------------

Cash flows from financing activities:

            Proceeds from exercise of Incentive Stock Options            19,000          61,000
            Proceeds from stockholder note                                   --       1,055,000
            Repayment of debt                                           (28,000)        (47,000)
                                                                   ------------    ------------
            Net cash provided by (used for) financing activities         (9,000)      1,069,000
                                                                   ------------    ------------

Effect of exchange rate changes on cash                                (341,000)        (41,000)
                                                                   ------------    ------------

Net increase in cash                                                   (780,000)       (476,000)
Cash at the beginning of period                                       2,424,000       1,238,000
                                                                   ------------    ------------
Cash and equivalents at end of period                              $  1,644,000    $    762,000
                                                                   ============    ============



               See accompanying condensed notes to the unaudited
                       consolidated financial statements.

                            RAINING DATA CORPORATION
         CONDENSED NOTES TO THE UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS
                                  June 30, 2001
                                   (Unaudited)



1.      RESTATED FINANCIAL STATEMENTS

Subsequent to the filing of its Quarterly Report on Form 10-QSB for the quarter ended June 30, 2001 with the Securities and Exchange Commission, the Company became aware of certain misapplications of accounting standards principally related to the accounting for its business combination with PickAX, Inc. (PickAX) under the purchase method in December 2000, the purchase of technology from a third party in May 2000 and the grant of options at below market exercise prices. These misapplications can be summarized as follows:



        In computing the purchase price, the Company used the fair value of its common stock around the date the merger agreement was signed to value common stock, warrants and options to purchase common stock exchanged for similar securities of PickAX. Portions of the merger consideration were, however, to be determined based upon subsequent negotiations between the Company and PickAX's controlling stockholder. These negotiations were completed on the closing date. As a result, the Company should have used the fair value of its common stock around the closing date to value stock-based merger consideration. In addition, the Company included certain shares and warrants that were contingently issuable based upon the amount of revenue reported by the combined company for the succeeding twelve months. Contingent consideration of this nature should not be included in the purchase price until the resolution of the contingency is determinable beyond a reasonable doubt.



- In connection with the merger with PickAX, a promissory note previously issued by PickAX to Astoria Capital Partners, L.P. (Astoria) in the amount of $18,525,000 in principal and accrued interest was exchanged for a new promissory note from the Company in the same amount, and Astoria also received warrants to purchase an additional 500,000 shares of the Company's common stock at an exercise price of $7.00 per share. The additional warrants were valued using the Black-Scholes model and recorded as a discount against the note. One of the assumptions used in the Company's Black-Scholes computation was that the term of the warrant was two years. The contractual term of the option is, in fact, 5 years and the full contractual term should be used in the Black-Scholes calculation.



- The Company assigned the entire excess of the purchase price over the book value of the acquired net tangible assets to goodwill. The Company retained a valuation expert to determine the value of other identifiable intangible assets acquired in the PickAX acquisition. As a result, a portion of the purchase price should have been assigned to identifiable intangible assets, consisting principally of core technology and assembled workforce. These identifiable intangible assets will be amortized over periods ranging from 3 to 4 years. The Company has also reconsidered its determination of the amortization period for goodwill and retroactively reduced the period from 10 to 4 years. In addition, options to purchase PickAX common stock were assumed and converted in the merger into Company options to purchase common stock. A portion of the purchase price should have been allocated to unvested options whose exercise price is below the fair value of the underlying common stock on the closing date. The purchase price allocation should have also included an adjustment to reduce the carrying value of deferred revenue on the closing date balance sheet of PickAX for the theoretical seller's profit previously earned by the acquired company. The Company also recorded excess amounts for a number of facility closure, severance and litigation accruals as part of the purchase price allocation and these were subsequently released, in part, to income.



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





- At various dates during fiscal 2001 and 2002, the Company granted options to purchase common stock to employees with an exercise price at a discount from the fair market value of the common stock on the date of grant. In addition, the Company accelerated vesting or extended the term of options held by terminated employees. In neither instance did the Company record deferred stock-based compensation or stock-based compensation.



Accordingly, the consolidated financial statements for the quarters ended June 30, 2001 and 2000 have been restated as follows:



                                              2001                                 2000
                                     As                                    As
                                  Reported           Restated           Reported           Restated
                                ------------       ------------       ------------       ------------
Net Revenue
  License                       $  2,903,000       $  2,852,000       $    814,000       $    792,000
  Service                          3,105,000          2,384,000            172,000            172,000
                                ------------       ------------       ------------       ------------
    Total Net Revenue              6,008,000          5,236,000            986,000            964,000

Total Costs and Expenses           8,403,000          9,801,000          2,916,000          3,888,000
                                ------------       ------------       ------------       ------------
Operating Loss                    (2,395,000)        (4,565,000)        (1,930,000)        (2,924,000)

Total Other Expense                 (873,000)          (947,000)           (44,000)           (44,000)
                                ------------       ------------       ------------       ------------
Net Loss                        $ (3,268,000)      $ (5,512,000)      $ (1,974,000)      $ (2,968,000)
                                ============       ============       ============       ============
Basic and Diluted Net Loss
Per Share                       $       (.20)      $       (.35)      $       (.19)      $       (.30)



Weighted Average Number
of Common Shares
Outstanding                       16,009,088         15,724,291         10,124,026          9,839,230



2.       INTERIM FINANCIAL STATEMENTS



         The unaudited interim consolidated financial information furnished herein reflects all adjustments, consisting only of normal recurring items, which in the opinion of management are necessary to fairly state the Company's financial position, the results of its operations and the changes in its financial position for the periods presented. Certain information and footnote disclosures, normally included in financial statements prepared in accordance with accounting principles generally accepted in the United States of America, have been omitted pursuant to such SEC rules and regulations; nevertheless management of the Company believes that the disclosures herein are adequate to make the information presented not misleading. These consolidated financial statements should be read in conjunction with the Company's audited financial statements for the year ended March 31, 2001 contained in the Company's Annual Report on Form 10-KSB/A. The results of operations for the period ended June 30, 2001 are not necessarily indicative of results to be expected for any other interim period or the fiscal year ending March 31, 2002.

     3.  RECENTLY ISSUED ACCOUNTING STANDARDS



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






     4.  PRO FORMA FINANCIAL INFORMATION



         Had the Company acquired PickAX at the beginning of the Company's fiscal year on April 1, 2000, the unaudited pro forma results for the three months ending June 30, 2000, would have been approximately as follows:



                         Revenue                  $ 5,248,000
                         Net Loss Before Tax       (7,296,000)
                         Loss per share           $     (0.51)

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS


This Item 2, as well as other portions of this document, contain forward-looking statements about the Company's business, revenue, expenditures, research and development efforts, operating and capital requirements, changes in operations, integration of the acquisition of PickAX, products, cost savings and reductions, and ability to raise capital in the future. In addition, forward-looking statements may be included in various other Company documents to be issued concurrently or in the future and in oral or other statements made by representatives of the Company to investors and others from time to time. Forward-looking statements are subject to risks and uncertainties which could cause actual results to differ materially from predicted results.



Such risks include, among others, that the Company may not be able to integrate the technologies, products, and operations of the two companies in a timely and effective way; that the Company may not be able to achieve the cost reductions or eliminate the duplicate and redundant facilities and contracts; that the Company may not introduce new or improved products in a timely fashion or at all; that the marketplace may not accept any new or improved products; that the presence of competitors with greater technical, marketing and financial resources may significantly limit the growth and impact of the Company; or that the Company may not be able to retire the debt due upon maturity.


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


The Company's principal business is the design, development, sale, and support of two major software products: Rapid Application Development ("RAD") software tools; and multi-dimensional database management systems. The Company's products allow customers to create and enhance flexible software applications tailor-made to their own needs. The Company's products support the full lifecycle of application development and are designed for rapid development and deployment of Web, client/server and mobile computing applications. The Company's RAD products are object-oriented, component-based tools, providing the ability to deploy applications on the Windows, Unix and Linux operating system platforms as well as the Oracle, DB2, Sybase, Microsoft and SQL Server database environments and other Open Data Base Connectivity ("ODBC") compatible database management systems. Similarly, the Company's multi-dimensional database products are designed to operate in the Windows, Unix, Linux operating environments.



The Company's products are used by in-house corporate development teams, commercial application developers, system integrators, independent software vendors and independent consultants.


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


Restatement of Financial Statements



Subsequent to the filing of its Annual Report on Form 10-QSB for the quarter ended June 30, 2001 with the Securities and Exchange Commission, the Company became aware of certain misapplications of accounting standards principally related to the accounting for its business combination with PickAX, Inc. (PickAX) under the purchase method in December 2000, the purchase of technology from a third party in May 2000 and the grant of options at below market exercise prices. These misapplications can be summarized as follows:



- In computing the purchase price, the Company used the fair value of its common stock around the date the merger agreement was signed to value common stock, warrants and options to purchase common stock exchanged for similar securities of PickAX. Portions of the merger consideration were, however, to be determined based upon subsequent negotiations between the Company and PickAX's controlling stockholder. These negotiations were completed on the closing date. As a result the Company should have used the fair value of its common stock around the closing date to value stock-based merger consideration. In addition, the Company included certain shares and warrants that were contingently issuable based upon the amount of revenue reported by the combined company for the succeeding twelve months. Contingent consideration of this nature should not be included in the purchase price until the resolution of the contingency is determinable beyond a reasonable doubt.



- In connection with the merger with PickAX, a promissory note previously issued by PickAX to Astoria Capital Partners, L.P. (Astoria) in the amount of $18,525,000 in principal and accrued interest was exchanged for a new promissory note from the Company in the same amount, and Astoria also received warrants to purchase an additional 500,000 shares of the Company's common stock at an exercise price of $7.00 per share. The additional warrants were valued using the Black-Scholes model and recorded as a discount against the note. One of the assumptions used in the Company's Black-Scholes computation was that the term of the warrant was two years. The contractual term of the option is, in fact, 5 years and the full contractual term should be used in the Black-Scholes calculation.



- The Company assigned the entire excess of the purchase price over the book value of the acquired net tangible assets to goodwill. The Company retained a valuation expert to determine the value of other identifiable intangible assets acquired in the PickAX acquisition. As a result, a portion of the purchase price should have been assigned to identifiable intangible assets, consisting principally of core technology and assembled workforce. These identifiable intangible assets will be amortized over periods ranging from 3 to 4 years. The Company has also reconsidered its determination of the amortization period for goodwill and retroactively reduced the period from 10 to 4 years. In addition, options to purchase PickAX common stock were assumed and converted in the merger into Company options to purchase common stock. A portion of the purchase price should have been allocated to unvested options whose exercise price is below the fair value of the underlying common stock on the closing date. The purchase price allocation should have also included an adjustment to reduce the carrying value of deferred revenue on the closing date balance sheet of PickAX for the theoretical seller's profit previously earned by the acquired company. The Company also recorded excess amounts for a number of facility closure, severance and litigation accruals as part of the purchase price allocation and these were subsequently released, in part, to income.


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


- At various dates during fiscal 2001 and 2002, the Company granted options to purchase common stock to employees with an exercise price at a discount from the fair market value of the common stock on the date of grant. In addition, the Company accelerated vesting or extended the term of options held by terminated employees. In neither instance did the Company record deferred stock-based compensation or stock-based compensation.


Accordingly, the consolidated financial statements for the quarters ended June 30, 2001 and 2000 have been restated as follows:


                                             2001                              2000
                                ------------------------------    ------------------------------
                                 As Reported       Restated        As Reported       Restated
                                -------------    -------------    -------------    -------------
Net Revenue

  License                          $2,903,000       $2,852,000         $814,000         $792,000
  Service                           3,105,000        2,384,000          172,000          172,000
    Total Net Revenue               6,008,000        5,236,000          986,000          964,000
Total Costs and Expenses            8,403,000        9,801,000        2,916,000        3,888,000
Operating Loss                     (2,395,000)      (4,565,000)      (1,930,000)      (2,924,000)
Total Other Expense                  (873,000)        (947,000)         (44,000)         (44,000)
Net Loss                          $(3,268,000)     $(5,512,000)     $(1,974,000)     $(2,968,000)
Basic and Diluted Net
Loss Per Share                          $(.20)           $(.35)           $(.19)           $(.30)
Weighted Average
Number of Common
Shares Outstanding                 16,009,008       15,724,291       10,124,026        9,839,230



Net Revenue: Total net revenue for the three month period ended June 30, 2001 increased 443% to $5,236,000 from $964,000 for the same three month period in the prior year. License revenue increased 260% to $2,852,000 from $792,000 while services revenue increased 1,286% to $2,384,000 from $172,000 for the same three month period in the prior year. The increase in net revenue in total and by category is due to the acquisition of PickAX in December 2000. Prior to the acquisition of PickAX, the Company's revenue had been declining. In the early part of the fiscal year ended March 31, 2001, the Company reduced the price of its products in an effort to increase demand for the Company's products. That strategy was not successful in increasing the Company's revenue.



As a result of the PickAX acquisition, the mix of revenue also changed. Services revenue increased to 46% of total year revenue for the three months ended June 30, 2001 from 18% of total revenue for the same three month period in the prior year. PickAX was more active in providing consulting and training services than the Company up to the time of acquisition.



Cost of License Revenue: Total cost of license revenue increased 212% to $106,000 for the three months ended June 30, 2001 from $34,000 for the three month period in the prior fiscal year reflecting the results of the PickAX acquisition. At the same time, cost of license revenue remained approximately 4% of license revenue for the same three month period in the prior fiscal year compared to the three months ended June 30, 2001. The Company is moving the product documentation process to CD-ROM and to Web-based downloading. In this manner, the Company was able to reduce the cost of manufacturing and shipping of the Company products.



Cost of Service Revenue: Total cost of service revenue increased 354% to $1,049,000 for the three months ended June 30, 2001 from $231,000 for the same three month period in the prior fiscal year reflecting the results of the PickAX acquisition. At the same time, cost of service revenue decreased to 44% of service revenue for the three months ended June 30, 2001 from 134% of service revenue for the same three month period in the prior fiscal year. This reflects the continuing efforts of the Company to improve the financial contribution of the service businesses to the Company including customer support, professional consulting services, and training and education.



Selling and Marketing Expenses: Selling and marketing expenses increased 55% to $2,112,000 from $1,365,000 for the same three month period in the prior fiscal year for the three months ended June 30, 2001 reflecting the results of the PickAX acquisition. At the same time, sales and marketing expenses decreased to 40% of total revenue for the three months ended June 30, 2001 from 142% of total revenue for the same three month period in the prior fiscal year.



Research and Development Expenses: Research and development expenses decreased 22% to $1,216,000 from $1,552,000 for the same three month period in the prior fiscal year for the three months ended June 30, 2001 reflecting the results of the PickAX acquisition. During the three month period ended June 30, 2001, the Company began changing the mix of its research and development efforts to include a significant focus on technologies, markets and products outside its historical market, specifically XML-based products for internet infrastructure. There can be no assurance that such shifts will result in new products or that any new products will be successful. During the three month period ended June 30, 2000, the Company purchased software still in development for $900,000 which was expensed during that period.



General and Administrative Expenses: General and administrative expenses increased 306% to $1,776,000 for the three months ended June 30, 2001 from $437,000 for the same three month period in the prior fiscal year reflecting the results of the PickAX acquisition. At the same time, general and administrative expenses decreased from 45% of total revenue for the same three month period in the prior fiscal year to 34% of total net revenue for the three months ended June 30, 2001.



Stock-Based Compensation: Stock-based compensation expense increased 32% to $356,000 from $269,000 for the same three month period in the prior fiscal year. As a percentage of total net revenue stock based compensation expense decreased to 7% for the three month period ended June 30, 2001 from 28% for the same three month period in the prior fiscal year.


Amortization of Goodwill and Intangible Assets: Amortization of goodwill and intangible assets was $3,186,000 for the three month period ended June 30, 2001. There was no similar charge in the three month period in the prior year. Amortization of goodwill and intangible assets arises from the acquisition of PickAX effective December 1, 2000.

Operating Loss: The Company's operating loss increased 56% to $4,565,000 for the three months ended June 30, 2001 from $2,924,000 for the same three month period in the prior fiscal year.



The operating loss for the period ended June 30, 2001 includes non cash charges for depreciation and amortization. The following table summarizes these charges for the periods indicated.



                                                          Restated         Restated
                                                         Three Months    Three Months
                                                            Ended            Ended
          (Unaudited)                                   June 30, 2001    June 30, 2000
                                                        -------------    -------------
Operating Loss                                          $ (4,565,000)   $ (2,924,000)

Depreciation of Property, Furniture and Equipment            200,000          79,000
Amortization of Stock-Based Compensation                     356,000         269,000
Amortization of Goodwill and Intangible
  Assets                                                   3,186,000              --
                                                        ------------    ------------
Operating Loss before depreciation
and amortization                                        $   (823,000)   $ (2,576,000)
                                                        ============    ============



Interest and Other Expense: Net interest expense increased to $947,000 for the three months ended June 30, 2001 from $44,000 for the same period in the prior year. The increase reflects the increase in debt of the Company (see notes to the consolidated financial statements). Other expense of $50,000 for the three months ended June 30, 2001 resulted primarily from foreign exchange transaction losses.



Net Loss: The net loss increased to a net loss of $5,512,000 or $(.35) per share for the three months ended June 30, 2001 from $2,968,000 for the same three month period in the prior fiscal year or $(.30) per share.





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


The Company had a working capital deficit of $5,101,000 at June 30, 2001. Of this total deficit, approximately $3,967,000 represents deferred revenue which the Company earns over the remaining life of the underlying service contracts.

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



PACE-NORTHERN IRELAND LITIGATION - In July 2000, Park Applications Computer Engineering, Ltd. (PACE) sued the Company in the Queen's Bench Division Company of the High Court of Justice in Northern Ireland. PACE sought damages of $800,000 plus penalties and interest for breach of contract relating to the purchase by Pick Systems of software from PACE. In January 2002, the Company and PACE entered into a settlement agreement under which the Company agreed to pay $500,000 to PACE. Of this settlement, $250,000 was paid to PACE in January 2002 and the remaining $250,000 will be paid over a two year period.



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

ITEM 5. OTHER INFORMATION

Ms. Gwyneth M. Gibbs resigned as an officer of the Company effective June 30, 2001. However, the effective date for the resignation of Ms. Gibbs as an employee of the Company was amended from June 30, 2001 to March 31, 2002 pursuant to a Settlement Agreement attached to this Form 10-QSB as Exhibit
10.19. In addition, effective as of August 14, 2001, Ms. Gibbs resigned as a director of the Company.

ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K

(a)      Exhibits:


         10.19* Settlement Agreement between the Company and Gwyneth M. Gibbs.

         *Previously filed with the Commission.

(b)      Reports on Form 8-K.

         None


SIGNATURES

         In accordance with the requirements of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


Date: March 20, 2002


                              RAINING DATA CORPORATION


                              /s/ SCOTT K. ANDERSON, JR.
                              --------------------------------------------------

                              Scott K. Anderson, Jr.
                              Vice President Finance, Treasurer and Secretary (Principal Financial and Accounting Officer)