Form 10QSB/A
period 2001-09-30
RAINING DATA CORP
filed 2002-03-21
CIK 820738

                     U.S. SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549



                                 FORM 10-QSB/A


(Mark One)

         [X] Quarterly Report under Section 13 or 15(d) of the Securities Exchange Act of 1934


         For the quarterly period ended September 30, 2001
                                        ------------------
         [ ]      Transition Report Pursuant to Section 13 or 15(d) of the
                  Exchange Act


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



EXPLANATORY NOTE



On February 14, 2002, the Company announced that it would restate its financial statements for the fiscal year ended March 31, 2001, and each of the quarters in the six quarterly periods ended September 30, 2001, due to the misapplication of certain accounting standards. This amended filing contains restated financial information and related disclosures for the year ended March 31, 2001 and the three and six months ended September 30, 2001 and 2000, and reflects, where appropriate, changes as a result of the restatements.



This amendment does not otherwise attempt to update the information in the originally filed Form 10-QSB to reflect events occurring after the original filing date.

                            RAINING DATA CORPORATION
                                      INDEX

                          PART I. FINANCIAL INFORMATION


                                                                        PAGE NO.
                                                                        --------

Item 1.  Financial Statements:

         Unaudited Consolidated Balance Sheets -                           3
         September 30, 2001 and March 31, 2001

         Unaudited Consolidated Statements of Operations -                 4
         Three and six months ended September 30, 2001 and 2000

         Unaudited Consolidated Statements of Cash Flows -                 5
         Six months ended September 30, 2001 and 2000

         Condensed Notes to Unaudited Consolidated Financial
         Statements                                                        6

Item 2.  Management's Discussion and Analysis of Financial                 8
         Condition and Results of Operations


                           PART II. OTHER INFORMATION

Item 1.  Legal Proceedings                                                15

Item 2.  Changes in Securities                                            16

Item 5.  Other Information                                                16

Item 6.  Exhibits and Reports on Form 8-K                                 17

         Signatures                                                       18

                          PART I. FINANCIAL INFORMATION

ITEM 1.   FINANCIAL STATEMENTS


                   RAINING DATA CORPORATION AND SUBSIDIARIES
                     UNAUDITED CONSOLIDATED BALANCE SHEETS



                                                                                  Restated           Restated
                                                                                September 30,        March 31,
                                                                                    2001               2001
                                                                                -------------      -------------
                                                                                 (unaudited)
                                                       ASSETS
Current Assets
        Cash                                                                    $   3,409,000      $   2,424,000
        Trade Accounts Receivable-less allowance for doubtful accounts of $328,000 at September 30, 2001 and $156,000
             at March 31, 2001                                                      2,557,000          2,502,000
        Other Current Assets                                                          165,000            263,000
                                                                                -------------      -------------
               Total Current Assets                                                 6,131,000          5,189,000
Property, Furniture and Equipment-net                                               1,178,000          1,403,000

Intangible Assets-net                                                               9,740,000         11,384,000
Goodwill-net                                                                       30,130,000         34,610,000
Other Assets                                                                           75,000            269,000
                                                                                -------------      -------------
               Total Assets                                                     $  47,254,000      $  52,855,000
                                                                                =============      =============

                                        LIABILITIES AND STOCKHOLDERS' EQUITY

Current Liabilities
        Accounts Payable                                                        $   1,379,000      $   1,733,000
        Accrued Liabilities                                                         3,748,000          3,094,000
        Deferred Revenue                                                            4,383,000          3,274,000
        Current Portion of Long-Term Debt                                             160,000            328,000
                                                                                -------------      -------------
               Total Current Liabilities                                            9,670,000          8,429,000

Long-Term Debt, net of Current Portion                                             17,581,000         15,758,000
                                                                                -------------      -------------
               Total Liabilities                                                   27,251,000         24,187,000

Commitments and Contingencies                                                              --                 --

Stockholders' Equity
        Preferred Stock: $1.00 par value; 300,000 shares
             authorized, issued, and outstanding                                      300,000            300,000
        Common Stock: $0.10 par value; 30,000,000 shares
             authorized, 17,558,538 issued, and outstanding
             at September 30, 2001; 15,716,090 issued and
             outstanding at March 31, 2001                                          1,756,000          1,572,000
        Additional Paid-in Capital                                                 94,393,000         91,921,000
        Deferred Stock-Based Compensation                                          (1,752,000)        (2,073,000)
        Accumulated Other Comprehensive Income                                        713,000          1,216,000
        Accumulated Deficit                                                       (75,407,000)       (64,268,000)
                                                                                -------------      -------------
               Total Stockholders' Equity                                          20,003,000         28,668,000
                                                                                -------------      -------------
        Total Liabilities and Stockholders' Equity                              $  47,254,000      $  52,855,000
                                                                                =============      =============




See accompanying notes to the unaudited consolidated financial statements.

                    RAINING DATA CORPORATION AND SUBSIDIARIES
                UNAUDITED CONSOLIDATED STATEMENTS OF OPERATIONS



                                                           Restated                            Restated
                                                       Three Months Ended                   Six Months Ended
                                                          September 30,                       September 30,
                                                  ------------------------------      ------------------------------
                                                      2001              2000              2001              2000
                                                  ------------      ------------      ------------      ------------
Net Revenue
         License                                  $  2,222,000      $    834,000      $  5,074,000      $  1,626,000
         Service                                     2,371,000           235,000         4,755,000           407,000
                                                  ------------      ------------      ------------      ------------
         Total Net Revenue                           4,593,000         1,069,000         9,829,000         2,033,000

Costs of Revenue

         Cost of License Revenue                        87,000            11,000           193,000            45,000
         Cost of Service Revenue                       970,000           146,000         2,019,000           377,000
                                                  ------------      ------------      ------------      ------------
         Total Cost of Revenues                      1,057,000           157,000         2,212,000           422,000
                                                  ------------      ------------      ------------      ------------

Gross Profit                                         3,536,000           912,000         7,617,000         1,611,000

Cost of Operations
         Selling and Marketing                       1,599,000         1,164,000         3,711,000         2,529,000
         Research and Development                    1,525,000           586,000         2,741,000         2,138,000
         General and Administrative                  1,637,000           327,000         3,413,000           764,000
         Stock-Based Compensation                      257,000           357,000           613,000           626,000
         Amortization of Goodwill and
           Intangible Assets                         3,196,000                --         6,382,000                --
                                                  ------------      ------------      ------------      ------------
         Total Operating Expense                     8,214,000         2,434,000        16,860,000         6,057,000
                                                  ------------      ------------      ------------      ------------
Operating Loss                                      (4,678,000)       (1,522,000)       (9,243,000)       (4,446,000)
                                                  ------------      ------------      ------------      ------------
Other Expense
         Interest Expense-net                         (950,000)          (58,000)       (1,847,000)         (103,000)
         Other Expense                                   1,000            (5,000)          (49,000)           (4,000)
                                                  ------------      ------------      ------------      ------------
                                                      (949,000)          (63,000)       (1,896,000)         (107,000)
                                                  ------------      ------------      ------------      ------------
Net Loss                                          $ (5,627,000)     $ (1,585,000)     $(11,139,000)     $ (4,553,000)
                                                  ============      ============      ============      ============
Basic and Diluted
     Net Loss Per Share                           $      (0.36)     $      (0.16)     $      (0.71)     $      (0.46)

Weighted Average Number of
      Common Shares Outstanding                     15,757,319        10,133,995        15,770,777         9,901,076




See accompanying notes to the unaudited consolidated financial statements.

                    RAINING DATA CORPORATION AND SUBSIDIARIES
                UNAUDITED CONSOLIDATED STATEMENTS OF CASH FLOWS



                                                                                              Restated
                                                                                          Six Months Ended
                                                                                            September 30,
                                                                                    -----------------------------
                                                                                        2001             2000
                                                                                    ------------     ------------
Cash flows from operating activities:
           Net loss                                                                 $(11,139,000)    $ (4,549,000)
           Adjustments to reconcile net loss to net cash
              used for operating activities:
                     Depreciation and amortization                                     6,750,000          151,000
                     Note discount amortization                                        1,809,000               --
                     Stock-based compensation                                            613,000          626,000
                     Software exchanged for common stock                                      --          900,000
                     Change in assets and liabilities:
                           Trade accounts receivable                                     (55,000)        (224,000)
                           Other current and non-current assets                          292,000          215,000
                           Accounts payable and accrued liabilities                     (522,000)         497,000
                           Deferred revenue                                            1,109,000          133,000
                                                                                    ------------     ------------
           Net cash used for operating activities                                     (1,143,000)      (2,251,000)
                                                                                    ------------     ------------
Cash flows from investing activities:
           Purchase of furniture and equipment                                           (96,000)        (206,000)
           Acquisition of software assets                                                     --        (407,000)
                                                                                    ------------     ------------
           Net cash used for investing activities                                        (96,000)        (613,000)
                                                                                    ------------     ------------
Cash flows from financing activities:
           Proceeds from exercise of incentive stock options                              45,000          110,000
           Net proceeds from issuance of common stock                                  2,319,000               --
           Additions of debt                                                                  --        2,107,000
           Repayment of debt                                                            (168,000)         (54,000)
                                                                                    ------------     ------------
           Net cash provided by financing activities                                   2,196,000        2,163,000
                                                                                    ------------     ------------
Effect of exchange rate changes on cash                                                   28,000           84,000
                                                                                    ------------     ------------
Net increase in cash                                                                     985,000         (617,000)

Cash at the beginning of period                                                        2,424,000        1,238,000
                                                                                    ------------     ------------
Cash at end of period                                                               $  3,409,000     $    621,000
                                                                                    ============     ============



See accompanying condensed notes to the unaudited consolidated financial statements.

                            RAINING DATA CORPORATION
         CONDENSED NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS
                               September 30, 2001
                                   (Unaudited)


Note 1 - Restatement of Financial Statements

Subsequent to the filing of its Quarterly Report on Form 10-QSB for the quarter ended September 30, 2001 with the Securities and Exchange Commission, the Company became aware of certain misapplications of accounting standards related to the accounting for its business combination with PickAX, Inc. (PickAX) under the purchase method in December 2000, the purchase of technology from a third party in May 2000 and the grant of options at below market exercise prices. These misapplications can be summarized as follows:



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


Accordingly, the consolidated financial statements for the quarters ended September 30, 2001 and 2000 have been restated as follows:


                                                                   2001                              2000
                                                      -----------------------------     ------------------------------
                                                       As Reported        Restated       As Reported        Restated
                                                      ------------     ------------     ------------      ------------
Net Revenues
  Licenses                                            $  2,200,000        2,222,000          851,000          834,000
  Services                                               2,825,000        2,371,000          235,000          235,000
    Total Net Revenues                                   5,025,000        4,593,000        1,086,000        1,069,000

Total Costs and Expenses                                 7,962,000        9,271,000        2,448,000        2,591,000

Operating Loss                                          (2,937,000)      (4,678,000)      (1,362,000)      (1,522,000)

Total Other Expense                                       (822,000)        (949,000)         (59,000)         (63,000)

Net Loss                                              $ (3,759,000)    $ (5,627,000)    $ (1,421,000)    $ (1,585,000)

Basic and Diluted Net Loss Per Share                  $       (.23)    $       (.36)    $       (.14)    $       (.16)

Weighted Average Number of Common Shares
Outstanding                                             16,101,555       15,757,319       10,247,047       10,133,995



The consolidated financial statements for the six months ended September 30, 2001 and 2000 have been restated as follows:


                                                                  2001                              2000
                                                      -----------------------------     -----------------------------
                                                      As Reported        Restated       As Reported        Restated
                                                      ------------     ------------     ------------     ------------
Net Revenues
  Licenses                                            $  5,103,000     $  5,074,000     $  1,665,000     $  1,626,000
  Services                                               5,930,000        4,755,000          407,000          407,000
    Total Net Revenues                                  11,033,000        9,829,000        2,072,000        2,033,000

Total Costs and Expenses                                16,365,000       19,072,000        5,364,000        6,479,000

Operating Loss                                          (5,332,000)      (9,243,000)      (3,292,000)      (4,446,000)

Total Other Expense                                     (1,695,000)      (1,896,000)        (103,000)        (107,000)

Net Loss                                              $ (7,027,000)    $(11,139,000)    $ (3,395,000)    $ (4,553,000)

Basic and Diluted Net Loss Per Share                  $       (.44)    $       (.71)    $       (.35)    $       (.46)

Weighted Average Number of Common Shares
Outstanding                                             16,055,574       15,770,777        9,768,440        9,901,076



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

4.       STOCKHOLDERS' EQUITY:


         On September 27, 2001, the Company entered into a Common Stock Purchase Agreement with Astoria whereby the Company issued 1,760,000 shares of its common stock for consideration of $2,200,000. The common stock is not registered and Astoria is entitled to one vote for each share of common stock held.


9.       PRO FORMA FINANCIAL INFORMATION:



         Had the Company acquired PickAX at the beginning of the Company's fiscal year on April 1, 2000, the unaudited pro forma results for the three and six months ended September 30, 2000, would have been approximately as shown in the following table.



                                       Three Months         Six Months
                                           Ended               Ended
                                    September 30, 2000  September 30, 2000
                                    ------------------  ------------------
                  Revenue             $  5,370,000          $  9,861,000
                  Net Loss            $ (7,253,000)         $(18,848,000)
                  Loss Per Share      $      (0.52)         $      (1.32)



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


The Company's principal business is the design, development, sale, and support of two major software product lines: Multi-Dimensional Databases and Rapid Application Development ("RAD") software tools. The Company's products allow customers to create and enhance flexible software applications tailor-made to their own needs. The Company's database products are based on a multi-dimensional data model and designed to operate in such operating environments as Windows, Unix and Linux. Similarly, the Company's RAD products support the full lifecycle of application development and are designed for the rapid prototyping, development and deployment of GUI Client/Server and Web applications. The Company's RAD products are object-oriented and component-based, providing the ability to deploy applications on such operating system platforms as Windows, Unix and Linux, as well as such database environments as Oracle, DB2, Sybase, Microsoft SQL Server and other Open Data Base Connectivity ("ODBC") compatible database management systems. Since the start of the 2002 fiscal year, the Company has been changing the mix of its research and development efforts to include a focus on technologies, markets and products outside its historical market, specifically XML-based products for Internet infrastructure. There can be no assurance that such shifts will result in new products or that any new products will be successful.

The Company's products are used by in-house corporate development teams, commercial application developers, system integrators, independent software vendors and independent consultants.



The Company licenses its software on a per-server basis or per-user basis. Additional servers and users, as applicable, on existing systems increase the Company's revenue from its installed base of licenses.


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


RESTATEMENT OF FINANCIAL STATEMENTS



Subsequent to the filing of its Annual Report on Form 10-QSB for the quarter ended September 30, 2001 with the Securities and Exchange Commission, the Company became aware of certain misapplications of accounting standards related to the accounting for its business combination with PickAX, Inc. (PickAX) under the purchase method in December 2000, the purchase of technology from a third party in May 2000 and the grant of options at below market exercise prices. These misapplications can be summarized as follows:



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


Accordingly, the consolidated financial statements for the quarters ended September 30, 2001 and 2000 have been restated as follows:


                                                                   2001                              2000
                                                      -----------------------------     ------------------------------
                                                       As Reported        Restated       As Reported        Restated
                                                      ------------     ------------     ------------      ------------
Net Revenues
  Licenses                                            $  2,200,000        2,222,000          851,000          834,000
  Services                                               2,825,000        2,371,000          235,000          235,000
    Total Net Revenues                                   5,025,000        4,593,000        1,086,000        1,069,000

Total Costs and Expenses                                 7,962,000        9,271,000        2,448,000        2,591,000

Operating Loss                                          (2,937,000)      (4,678,000)      (1,362,000)      (1,522,000)

Total Other Expense                                       (822,000)        (949,000)         (59,000)         (63,000)

Net Loss                                              $ (3,759,000)    $ (5,627,000)    $ (1,421,000)    $ (1,585,000)

Basic and Diluted Net Loss Per Share                  $       (.23)    $       (.36)    $       (.14)    $       (.16)

Weighted Average Number of Common Shares
Outstanding                                             16,101,555       15,757,319       10,247,047       10,133,995



The consolidated financial statements for the six months ended September 30, 2001 and 2000 have been restated as follows:


                                                                  2001                              2000
                                                      -----------------------------     -----------------------------
                                                      As Reported        Restated       As Reported        Restated
                                                      ------------     ------------     ------------     ------------
Net Revenues
  Licenses                                            $  5,103,000     $  5,074,000     $  1,665,000     $  1,626,000
  Services                                               5,930,000        4,755,000          407,000          407,000
    Total Net Revenues                                  11,033,000        9,829,000        2,072,000        2,033,000

Total Costs and Expenses                                16,365,000       19,072,000        5,364,000        6,479,000

Operating Loss                                          (5,332,000)      (9,243,000)      (3,292,000)      (4,446,000)

Total Other Expense                                     (1,695,000)      (1,896,000)        (103,000)        (107,000)

Net Loss                                              $ (7,027,000)    $(11,139,000)    $ (3,395,000)    $ (4,553,000)

Basic and Diluted Net Loss Per Share                  $       (.44)    $       (.71)    $       (.35)    $       (.46)

Weighted Average Number of Common Shares
Outstanding                                             16,055,574       15,770,777        9,768,440        9,768,440



Net Revenue: Total net revenue for the three month period ended September 30, 2001 increased 330% from $1,069,000 to $4,593,000 over the same three month period in the prior fiscal year. License revenue increased 166% from $834,000 to $2,222,000 while service revenue increased 909% from $235,000 to $2,371,000 over the same three month period in the prior fiscal year.

Total net revenue for the six month period ended September 30, 2001 increased 383% from $2,033,000 to $9,829,000 over the same six month period in the prior fiscal year. License

License revenue increased 212% to $5,074,000 from $1,626,000 while services revenue increased 1,068% to $4,755,000 from $407,000 for the same six month period in the prior fiscal year.



The increase in net revenue in total and by category is primarily due to the acquisition of PickAX in December 2000.



As a result of the PickAX acquisition, the mix of revenue also changed. Service revenue, which includes primarily revenue from technical support services as well as revenue from consulting services and training services, increased to 52% of total year revenue for the three month period ended September 30, 2001 from 22% of total revenue for the same three month period in the prior fiscal year. Service revenue increased to 48% of total year revenue for the six month period ended September 30, 2001 from 20% of total revenue for the same six month period in the prior fiscal year.



Cost of License Revenue: Total cost of license revenue increased 691% to $87,000 for the three month period ended September 30, 2001 from $11,000 for the three month period in the prior fiscal year. At the same time, cost of license revenue increased to 4% of license revenue for the three month period ended September 30, 2001, from 1% of license revenue for the same three month period in the prior fiscal year due to the shift in product mix sold as a result of the PickAX acquisition.



Total cost of license revenue increased 329% to $193,000 for the six month period ended September 30, 2001 from $45,000 for the six month period in the prior fiscal year . At the same time, cost of license revenue increased slightly from 3% of license revenue for the same six month period in the prior fiscal year to 4% of license revenue for the six month period ended September 30, 2001.



The slight increase in the cost of license revenue as a percentage of license revenue reflects the changing mix of product shipments towards the PickAX products.



Cost of Service Revenue: Total cost of service revenue increased 564% to $970,000 for the three month period ended September 30, 2001, from $146,000 for the same three month period in the prior fiscal year reflecting the results of the PickAX acquisition. At the same time, cost of service revenue decreased to 41% of service revenue for the three months ended September 30, 2001 from 62% of service revenue for the same three month period in the prior fiscal year.



Total cost of service revenue increased 436% to $2,019,000 for the six month period ended September 30, 2001 from $377,000 for the same six month period in the prior fiscal year reflecting the results of the PickAX acquisition. At the same time, cost of service revenue decreased to 42% of service revenue for the six months ended September 30, 2001 from 93% of service revenue for the same six month period in the prior fiscal year .



The reduction in the cost of service revenue as a percentage of service revenue reflects the continuing efforts of the Company to improve the financial contribution of service businesses, including customer support, professional consulting services, training and education.

Selling and Marketing Expenses: Selling and marketing expenses increased 37% to $1,599,000 from $1,164,000 for the same three month period in the prior fiscal year for the three month period ended September 30, 2001. At the same time, sales and marketing expenses decreased from 109% of total revenues for the same three month period in the prior fiscal year to 35% of total revenues for the three month period ended September 30, 2001.

Selling and marketing expenses increased 47% to $3,711,000 for the six month period ended September 30, 2001 from $2,529,000 for the same six month period in the prior fiscal year. At the same time, sales and marketing expenses decreased to 38% of total revenues for the six month period ended September 30, 2001 from 124% of total revenues for the same six month period in the prior fiscal year.


The increase in selling and marketing expenses reflects the efforts of the company to sell and market the broader range of products offered by the acquisition of PickAX. During the three months ended September 30, 2001, the Company made a number of changes in its selling and marketing cost structure to further combine and to streamline the Company's sales and marketing efforts.


Research and Development Expenses: Research and development expenses increased 160% to $1,525,000 from $586,000 for the same three month period in the prior fiscal year for the three month period ended September 30, 2001. At the same time, research and development expenses decreased to 33% of total revenues for the three month period ended September 30, 2001 from 55% of total revenues for the same three month period in the prior fiscal year.

Research and development expenses increased 28% to $2,741,000 for the six month period ended September 30, 2001 from $2,138,000 for the same six month period in the prior fiscal year reflecting the results of the PickAX acquisition. At the same time, research and development expenses decreased to 28% of total revenues for the six month period ended September 30, 2001 from 105% of total revenues for the same six month period in the prior fiscal year.


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

General and Administrative Expenses: General and administrative expenses increased 401% to $1,637,000 for the three month period ended September 30, 2001 from $327,000 for the same three month period in the prior fiscal year.

General and administrative expenses increased 347% to $3,413,000 for the six month period ended September 30, 2001 from $764,000 for the same six month period in the prior fiscal year reflecting the results of the PickAX acquisition.



Stock Based Compensation: Stock based compensation decreased to $257,000 for the three months ended September 30, 2001, from $357,000 in the comparable prior year period. Stock-based compensation also decreased to $616,000 for the six months ended September 30, 2001, from $626,000 in the comparable prior year period. The decrease is primarily attributable to the cancellation of options for terminated employees partially offset by additional stock-based compensation arising from the "in-the-money" options assumed in connection with the PickAX acquisition.



Amortization of Goodwill and Intangible Assets: Amortization of goodwill and intangible assets was $3,196,000 and $6,382,000 for the three and six month periods ended September 30, 2001, respectively. Amortization of goodwill and intangible assets arises from the acquisition of PickAX effective December 1, 2000.



Operating Loss: The Company's operating loss increased 207% to a net operations loss of $4,678,000 for the three month period ended September 30, 2001 from a net operating loss of $1,522,000 for the same three month period in the prior fiscal year.

The Company's operating loss increased 108% to a net operating loss of $9,243,000 for the six month period ended September 30, 2001 from a net operating loss of $4,446,000 for the same six month period in the prior fiscal year.

The operating loss for the six months period ended September 30, 2001 and September 30, 2000 include non cash charges for depreciation and various amortizations. The following table summarizes these charges for the period indicated.



                                                          Restated Three Months                 Restated Six Months
        (Unaudited)                                         Ended September 30,                 Ended September 30,
                                                       ------------------------------      ------------------------------
                                                          2001              2000              2001              2000
                                                       ------------      ------------      ------------      ------------
Operating loss                                         $ (4,678,000)     $ (1,522,000)      $(9,243,000)     $ (4,446,000)
Add non-cash charges
Depreciation of property, furniture and equipment           167,000             4,000           368,000            83,000
Amortization of Intangible Assets                           822,000                --         1,644,000                --
Amortization of Stock-Based Compensation                    257,000           357,000           613,000           626,000
Amortization of Goodwill                                  2,374,000                --         4,738,000                --
                                                       ------------      ------------      ------------      ------------
Operating Loss Before Depreciation and Amortization    $ (1,058,000)     $ (1,161,000)      $(1,880,000)     $ (3,737,000)
                                                       ============      ============      ============      ============



Interest and Other Expense: Net interest expense increased to $949,000 for the three months ended September 30, 2001 from $63,000 for the same three month period in the prior fiscal year.

Net interest expense increased to $1,896,000 for the six months ended September 30, 2001 from $107,000 for the same six month period in the prior fiscal year. The increase reflects the increase in debt of the Company.

Net Loss: The net loss increased 255% to a net loss of $5,627,000 or ($.36) per share for the three month period ended September 30, 2001 from $1,585,000 for the same three month period in the prior fiscal year.

The net loss increased 145% to a net loss of $11,139,000 or $(.71) per share for the six months ended September 30, 2001 from $4,553,000 for the same six month period in the prior fiscal year.





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


The Company had a working capital deficit of $3,539,000 at September 30, 2001 compared to a working capital deficit of $3,240,000 at March 31, 2001. In calculating the deficit, current liabilities at September 30, 2001, included approximately $4,383,000 in deferred revenue that the Company earns over the remaining life of the underlying service contracts as more fully discussed in the notes to the consolidated financial statements.


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

ITEM 2.    CHANGES IN SECURITIES

During the quarter ended September 30, 2001, the Company issued the following unregistered shares of its common stock:

(1) On September 5, 2001, the Company issued 37,500 shares to the partners of the Wainer Group, an Australian partnership, as final payment for additional services performed by the Wainer Group under an Asset Purchase Agreement dated as of May 19, 2000 in which the Company purchased incomplete computer software. The issuance of the shares to these individuals was exempt from the provisions of Section 5 of the Securities Act of 1933, as amended (the "Securities Act") under Section 4(2) thereof and/or Regulation S promulgated under the Securities Act. The Company did not offer the shares through any general solicitation, and each purchaser represented that it (i) has such knowledge and experience in financial and business matters so as to be capable of evaluating the merits and risks of the investment, and (ii) is acquiring the shares for its own account, for investment purposes and without a view to distribution.

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

10.22* Option Agreement dated September 24, 2001, between the Company and Carlton H. Baab

10.23*            Waiver Letter dated as of September 27, 2001 from Astoria
                  Capital Partners, L.P. regarding the Secured Promissory Note dated November 30, 2000


* Previously filed with the Commission.

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