Form 10QSB
period 2001-12-31
RAINING DATA CORP
filed 2002-03-21
CIK 820738

                    U.S. SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549


                                   FORM 10-QSB

(Mark One)

   [X] Quarterly Report under Section 13 or 15(d) of the Securities Exchange Act of 1934

   For the quarterly period ended December 31, 2001

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

State the number of shares outstanding of each of the registrant's classes of common equity, as of the latest practicable date:

As of March 14, 2002 there were 17,870,266 shares of registrant's Common Stock, $.10 par value, outstanding.

Transitional Small Business Disclosure Format (Check one):  Yes [ ]  No [X]

                            RAINING DATA CORPORATION
                                      INDEX

                          PART I. FINANCIAL INFORMATION

                                                                        PAGE NO.
                                                                        --------
Item 1.     Financial Statements:

            Unaudited Consolidated Balance Sheets -
            December 31, 2001 and March 31, 2001                             3

            Unaudited Consolidated Statements of Operations -
            Three and nine months ended December 31, 2001 and 2000           4

            Unaudited Consolidated Statements of Cash Flows -
            Nine months ended December 31, 2001 and 2000                     5

            Condensed Notes to the Unaudited Consolidated Financial
            Statements                                                       6

Item 2.     Management's Discussion and Analysis of Financial
            Condition and Results of Operations                              9

                           PART II. OTHER INFORMATION

Item 1.     Legal Proceedings                                               27

Item 4.     Submission of Matters to a Vote of Security Holders             28

Item 5.     Other Information                                               28

Item 6.     Exhibits and Reports on Form 8-K                                29

            Signatures                                                      31

                          PART I. FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS


                    RAINING DATA CORPORATION AND SUBSIDIARIES
                      UNAUDITED CONSOLIDATED BALANCE SHEETS

                                                                                                    Restated
                                                                               December 31,         March 31,
                                                                                  2001                2001
                                                                              -------------       -------------
                                                                               (unaudited)
                                                     ASSETS

Current Assets
   Cash                                                                       $   3,916,000       $   2,424,000
   Trade Accounts Receivable-net                                                  2,460,000           2,502,000
   Other Current Assets                                                             190,000             263,000
                                                                              -------------       -------------
      Total Current Assets                                                        6,566,000           5,189,000

Property, Furniture and Equipment-net                                             1,005,000           1,403,000

Intangible Assets-net                                                             8,918,000          11,384,000
Goodwill-net                                                                     27,884,000          34,610,000
Other Assets                                                                              -             269,000
                                                                              -------------       -------------
      Total Assets                                                            $  44,373,000       $  52,855,000
                                                                              =============       =============

                                      LIABILITIES AND STOCKHOLDERS' EQUITY

Current Liabilities
   Accounts Payable                                                           $     715,000       $   1,733,000
   Accrued Liabilities                                                            4,785,000           3,094,000
   Deferred Revenue                                                               4,402,000           3,274,000
   Current Portion of Long-Term Debt                                             18,707,000             328,000
                                                                              -------------       -------------
      Total Current Liabilities                                                  28,609,000           8,429,000

Long-Term Debt, net of Current Portion                                                   --          15,758,000
                                                                              -------------       -------------
      Total Liabilities                                                          28,609,000          24,187,000

Commitments and Contingencies                                                            --                  --

Stockholders' Equity
   Preferred Stock                                                                  300,000             300,000
   Common Stock                                                                   1,759,000           1,572,000
   Additional Paid-in Capital                                                    94,538,000          91,921,000
   Deferred Stock-Based Compensation                                             (1,540,000)         (2,073,000)
   Accumulated Other Comprehensive Income                                           709,000           1,216,000
   Accumulated Deficit                                                          (80,002,000)        (64,268,000)
                                                                              -------------       -------------
      Total Stockholders' Equity                                                 15,764,000          28,668,000
                                                                              -------------       -------------
   Total Liabilities and Stockholders' Equity                                 $  44,373,000       $  52,855,000
                                                                              =============       =============

See accompanying condensed notes to the unaudited consolidated financial statements.

                    RAINING DATA CORPORATION AND SUBSIDIARIES
                UNAUDITED CONSOLIDATED STATEMENTS OF OPERATIONS

                                           Three Months Ended December 31,        Nine Months Ended December 31,
                                           -------------------------------       -------------------------------
                                               2001               2000               2001               2000
                                           ------------       ------------       ------------       ------------
                                                                Restated                              Restated
Net Revenue
   License                                 $  2,551,000       $  1,529,000       $  7,625,000       $  3,155,000
   Service                                    2,538,000            795,000          7,293,000          1,202,000
                                           ------------       ------------       ------------       ------------
      Total Net Revenue                       5,089,000          2,324,000         14,918,000          4,357,000
                                           ------------       ------------       ------------       ------------

Cost of Revenue
   Cost of License Revenue                      107,000            193,000            300,000            238,000
   Cost of Service Revenue                      558,000            328,000          2,577,000            705,000
                                           ------------       ------------       ------------       ------------
      Total Cost of Revenue                     665,000            521,000          2,877,000            943,000
                                           ------------       ------------       ------------       ------------
Gross Profit                                  4,424,000          1,803,000         12,041,000          3,414,000
Operating Expenses
   Selling and Marketing                      1,111,000          1,271,000          4,822,000          3,800,000
   Research and Development                   1,314,000            590,000          4,055,000          2,728,000
   General and Administrative                 2,051,000          1,686,000          5,464,000          2,446,000
   Stock-Based Compensation                     326,000            560,000            939,000          1,186,000
   Amortization of Goodwill and
     Intangible Assets                        3,207,000          1,057,000          9,589,000          1,057,000
                                           ------------       ------------       ------------       ------------
      Total Operating Expenses                8,009,000          5,164,000         24,869,000         11,217,000
                                           ------------       ------------       ------------       ------------
Operating Loss                               (3,585,000)        (3,361,000)       (12,828,000)        (7,803,000)
                                           ------------       ------------       ------------       ------------

Other Expense
   Interest Expense-net                      (1,007,000)          (411,000)        (2,854,000)          (514,000)
   Other Expense                                 (3,000)           (32,000)           (52,000)           (36,000)
                                           ------------       ------------       ------------       ------------
                                             (1,010,000)          (443,000)        (2,906,000)          (550,000)
                                           ------------       ------------       ------------       ------------
Net Loss                                   $ (4,595,000)      $ (3,804,000)      $(15,734,000)      $ (8,353,000)
                                           ============       ============       ============       ============

Basic and Diluted
   Net Loss Per Share                      $      (0.29)      $      (0.35)      $      (0.96)      $      (0.82)

Shares Used in Computing Basic and
   Diluted Net Loss per Share                15,720,711         10,987,628         16,375,868         10,213,586

See accompanying condensed notes to the unaudited consolidated financial statements.

                    RAINING DATA CORPORATION AND SUBSIDIARIES
                UNAUDITED CONSOLIDATED STATEMENTS OF CASH FLOWS

                                                                                       Nine Months Ended
                                                                                          December 31,
                                                                                -------------------------------
                                                                                    2001               2000
                                                                                ------------       ------------
                                                                                                     Restated
Cash flows from operating activities:
      Net loss                                                                  $(15,734,000)      $ (8,353,000)
      Adjustments to reconcile net loss to net cash
         used for operating activities:
            Depreciation and amortization                                         10,149,000          1,308,000
            Note discount amortization                                             2,796,000             25,000
            Stock-based compensation                                                 939,000          1,186,000
            Common stock exchanged for incomplete software                                --            900,000
      Change in assets and liabilities:
            Trade accounts receivable                                                 42,000           (311,000)
            Other current and non-current assets                                     342,000            241,000
            Accounts payable and accrued liabilities                                (305,000)        (1,940,000)
            Deferred revenue                                                       1,128,000          1,153,000
                                                                                ------------       ------------
      Net cash used for operating activities                                        (643,000)        (5,791,000)
                                                                                ------------       ------------
Cash flows from investing activities:
      Purchase of property, furniture and equipment                                  (93,000)          (359,000)
      Payments remitted as direct costs of acquisition                                    --           (740,000)
      Acquisition of PickAX, net of cash acquired                                         --            461,000
                                                                                ------------       ------------
      Net cash used for investing activities                                         (93,000)          (638,000)
                                                                                ------------       ------------
Cash flows from financing activities:
      Proceeds from exercise of incentive stock options                               79,000            260,000
      Net proceeds from issuance of common stock                                   2,319,000          4,062,000
      Additions to debt                                                                   --          2,102,000
      Repayment of debt                                                             (194,000)           (54,000)
                                                                                ------------       ------------
      Net cash provided by financing activities                                    2,204,000          6,370,000
                                                                                ------------       ------------

Effect of exchange rate changes on cash                                               24,000            345,000
                                                                                ------------       ------------

Net increase (decrease) in cash and equivalents                                    1,492,000            286,000
Cash and equivalents at beginning of period                                        2,424,000          1,238,000
                                                                                ------------       ------------
Cash and equivalents at end of period                                           $  3,916,000       $  1,524,000
                                                                                ============       ============

Supplemental Disclosure of Cash Flow Information
Non Cash Financing and Investing Activities:
      Issuance of common stock, warrants and employee stock options and assumption of net tangible liabilities in connection with
       acquisition of PickAX                                                    $ 36,246,000       $         --
      Conversion of debt to common stock in private placement                      4,148,000                 --

See accompanying condensed notes to the unaudited consolidated financial statements.

                            RAINING DATA CORPORATION
       CONDENSED NOTES TO THE UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS
                                December 31, 2001


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

Accordingly, the consolidated financial statements for the quarter and nine months ended December 31, 2000 have been restated as follows:

                                                            Three Months Ended                Nine Months Ended
                                                             December 31, 2000                December 31, 2000
                                                      -----------------------------     ------------------------------
                                                       As Reported        Restated       As Reported        Restated
                                                      ------------     ------------     ------------      ------------
Net Revenues
  Licenses                                            $  1,532,000        1,529,000        3,197,000        3,155,000
  Services                                               1,238,000          795,000        1,645,000        1,202,000
    Total Net Revenues                                   2,770,000        2,324,000        4,842,000        4,357,000

Total Costs and Expenses                                 5,343,000        5,685,000       10,706,000       12,160,000

Operating Loss                                          (2,573,000)      (3,361,000)      (5,864,000)      (7,803,000)

Total Other Expense                                       (399,000)        (443,000)        (503,000)        (550,000)

Net Loss                                              $ (2,972,000)    $ (3,804,000)    $ (6,367,000)    $ (8,353,000)

Basic and Diluted Net Loss Per Share                  $       (.27)    $       (.35)    $       (.61)    $       (.82)

Weighted Average Number of Common Shares
Outstanding                                             11,707,974       10,987,628       10,493,016       10,213,586


      2.    INTERIM FINANCIAL STATEMENTS

            The unaudited interim consolidated financial information furnished herein reflects all adjustments, consisting only of normal recurring items, which in the opinion of management are necessary to fairly state the Company's financial position, the results of its operations and the changes in its financial position for the periods presented. Certain information and footnote disclosures, normally included in financial statements prepared in accordance with accounting principles generally accepted in the United States of America, have been omitted pursuant to such SEC rules and regulations; nevertheless management of the Company believes that the disclosures herein are adequate to make the information presented not misleading. Certain items in the financial statements have been reclassified to conform to the current year presentation. These consolidated financial statements should be read in conjunction with the Company's audited financial statements for the year ended March 31, 2001 contained in the Company's Annual Report on Form 10-KSB/A. The results of operations for the period ended December 31, 2001 are not necessarily indicative of results to be expected for any other interim period or the fiscal year ending March 31, 2002.


      3.    ACCOUNTS RECEIVABLE

            Accounts receivable is net of allowance for doubtful accounts of $298,000 at December 31, 2001 and $156,000 at March 31, 2001,
            respectively.

      4.    RECENTLY ISSUED ACCOUNTING STANDARDS

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

      5.    STOCKHOLDERS' EQUITY:



            On September 27, 2001, the Company entered into a Common Stock Purchase Agreement with Astoria Capital Partners, L.P., the Company's largest and now controlling stockholder, whereby the Company issued 1,760,000 shares of its common stock for consideration of $2,200,000. The common stock is not registered, and each stockholder is entitled to one vote for each share of common stock held.
      6.    PRO FORMA FINANCIAL INFORMATION

            Had the Company acquired PickAX at the beginning of the Company's fiscal year on April 1, 2000, the unaudited pro forma results for the three and six months ended December 31, 2000 would be approximately as shown in the following table.

                                        Three Months             Nine Months
                                            Ended                   Ended
                                      December 31, 2000       December 31, 2000
                                      -----------------       -----------------

            Revenue                      $ 5,180,000            $ 15,781,000
            Net Loss                     $(7,820,000)           $(24,424,000)
            Loss Per Share               $     (0.71)           $      (2.39)

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

This Quarterly Report on Form 10-QSB contains forward-looking statements within the meaning of Section 27A of the Securities Act of 1933, as amended, and
Section 21E of the Securities Exchange Act of 1934, as amended. Such statements include statements regarding our expectations, hopes, and intentions regarding the future, including but not limited to statements regarding Raining Data's strategy, competition, development plans (including anticipated cost, timing and eventual acceptance of new products and services by the market), financing, revenue, and operations. Forward-looking statements involve certain risks and uncertainties, and actual results may differ materially from those discussed in any such statement. Factors that could cause actual results to differ materially from such forward-looking statements include the risks described in the "Risk Factor" section. All forward-looking statements in this document are made as of the date hereof, based on information available to us as of the date hereof, and we assume no obligation to update any forward-looking statement.

OVERVIEW

Effective December 1, 2000, Raining Data completed the acquisition of PickAX, Inc., a Delaware corporation (PickAX). Concurrent with the acquisition, we changed our name to Raining Data Corporation. The principal asset of PickAX was Pick Systems, now a wholly-owned subsidiary which was incorporated in November 1982.

Our principal business is the design, development, sale and support of software infrastructure which can be categorized into two software product lines:
Multi-Dimensional Databases and Rapid Application Development ("RAD") software tools. Our products allow customers to create and enhance flexible software applications tailor-made to their own needs. Our database products are based on the multi-dimensional data model and designed to operate in such operating environments as Windows, Unix and Linux. Similarly, our RAD products support the full life cycle of application development and are designed for rapid prototyping, development and deployment of GUI client/server and Web applications. Our RAD products are object-oriented and component-based, providing the ability to deploy applications on such operating system platforms as Windows, Unix and Linux, as well as such database environments as Oracle, DB2, Sybase, Microsoft SQL Server and other Open Data Base Connectivity ("ODBC") compatible database management systems. Since the start of the 2002 fiscal year, we have been changing the mix of our research and development efforts to include a focus on technologies, markets and products outside our historical market, specifically XML-based products for Internet infrastructure. There can be no assurance that such efforts will result in new products or that any new products will be successful.

Our products are used by in-house corporate development teams, commercial application developers, system integrators, independent software vendors and independent consultants.

We license our software on a per-server basis or per-user basis. Additional servers and users, as applicable, on existing systems increase our revenues from our installed base of licenses.

In addition to computer software products, we provide continuing maintenance and customer service contracts, as well as professional services, technical support and training to help plan, analyze, implement and maintain application software based on our products.

Raining Data has direct sales offices in the United States, United Kingdom, France and Germany, and maintains distributor relationships in many other parts of the world.

Since the acquisition of PickAX, we have continued to develop and enhance the multi-dimensional database management system and development tools products. Major and minor releases of all products are currently in progress.

                          CRITICAL ACCOUNTING POLICIES

We have identified the following as critical accounting policies: revenue recognition and valuation of long-lived assets.

REVENUE RECOGNITION ON SOFTWARE AND RELATED SERVICE - We recognize revenue using the residual method pursuant to the requirements of Statement of Position No. 97-2, Software Revenue Recognition (SOP 97-2), as amended by Statement of Position No. 98-9, Software Revenue Recognition with Respect to Certain Arrangements. Under the residual method, revenue is recognized in a multiple element arrangement when Company-specific objective evidence of fair value exists for all of the undelivered elements in the arrangement, but does not exist for one or more of the delivered elements in the arrangement. At the outset of the arrangement with the customer, we defer revenue for the fair value of its undelivered elements (e.g., maintenance) and recognizes revenue for the remainder of the arrangement fee attributable to the elements initially delivered in the arrangement (i.e., software license) when the basic criteria in SOP 97-2 have been met.

Under SOP 97-2, revenue attributable to an element in a customer arrangement is recognized when persuasive evidence of an arrangement exists and delivery has occurred, provided the fee is fixed or determinable, collectibility is probable and the arrangement does not require significant customization of the software. If at the outset of the customer arrangement, we determine that the arrangement fee is not fixed or determinable, we defer the revenue and recognize the revenue when the arrangement fee becomes due and payable. We recognize revenue from resellers upon sell-through to the end customer by the reseller.

Professional services, maintenance and other revenues related primarily to consulting services, maintenance and training. Maintenance revenues are recognized ratably over the term of the maintenance contract, typically 12 months. Consulting and training revenues are recognized as the services are performed and are usually on a time and materials basis. Such services primarily consist of implementation services related to the installation of our products and do not include significant customization to or development of the underlying software code.


VALUATION OF LONG-LIVED AND INTANGIBLE ASSETS AND GOODWILL - We assess the impairment of identifiable intangible assets, long-lived assets and enterprise level goodwill whenever events or changes in circumstances indicate that the carrying value may not be recoverable. Factors that we consider important which could trigger an impairment review include the following:

- Significant underperformance relative to expected historical or projected future operating results;

- Significant changes in the manner or use of the acquired assets or the strategy for overall business;

-    Significant negative industry or economic trends;

-    Significant decline in our stock price for a sustained period; and

-    Our market capitalization relative to net book value.

When we determine that the carrying value of intangibles, long-lived assets and related goodwill and enterprise level goodwill may not be recoverable based upon the existence of one or more of the above indicators of impairment and such carrying value is less than the projected undiscounted cash flows attributed the asset, we measure any impairment based on a projected discounted cash flow method, or undiscounted cash flows in the case of enterprise goodwill, using a discount rate determined by management to be commensurate with the risk inherent in our business model.

In 2002, Statement of Financial Accounting Standards (SFAS) No. 142, Goodwill and Other Intangible Assets" became effective and as a result, we will cease amortizing goodwill acquired prior to July 1, 2001. Additionally, certain other intangible assets will be classified as "indefinite lived intangibles" and will no longer be amortized beginning on April 1, 2002. In lieu of amortization, we will be required to perform impairment review of its goodwill and indefinite lived intangible balance upon the initial adoption of SFAS No. 142.

Based upon current facts, we currently do not expect to record an impairment charge upon completion of the initial impairment review. However, there can be no assurance that at the time the review is completed a material impairment charge will not be recorded due to a change in circumstances.

RESULTS OF OPERATIONS FOR THE THREE AND NINE MONTH PERIODS ENDED DECEMBER 31, 2001 AND 2000

As a result of the acquisition of PickAX on December 1, 2000, the results of operations for the three and nine month periods ended December 31, 2001 differ materially from the same periods in the prior fiscal year. The nine month period in the prior fiscal year reflects only one month of combined operations following the PickAX acquisition in December 2000.

                                    REVENUE

Revenue is derived from fees for software licenses and services, which includes customer support, training and education, professional services and consulting.

Total net revenue for the three month period ended December 31, 2001 increased 119% to $5,089,000 from $2,324,000 for the same three month period in the prior fiscal year. License revenue increased 67% to $2,551,000 from $1,529,000, while service revenue increased 219% to $2,538,000 from $795,000 for the same three month period in the prior fiscal year.

Total net revenue for the nine month period ended December 31, 2001 increased 242% to $14,918,000 from $4,357,000 for the same nine month period in the prior fiscal year. License revenue increased 142% to $7,625,000 from $3,155,000, while services revenue increased 507% to $7,293,000 from $1,202,000 over the same nine month period in the prior fiscal year.

The increase in net revenue in total and by category is due to the acquisition of PickAX in December 2000. As a result of the PickAX acquisition, the mix of revenue also changed. Service revenue, which primarily includes revenue from technical support services as well as revenue from consulting services and education, increased to 50% of total net revenue for the three month period ended December 31, 2001 from 34% of total net revenue for the same three month period in the prior fiscal year. Service revenue increased to 49% of total net revenue for the nine month period ended December 31, 2001 from 28% of total net revenue for the same nine month period in the prior fiscal year.

                                COST OF REVENUE

TOTAL COST OF REVENUE. Total cost of revenue increased 28% to $665,000 for the three month period ended December 31, 2001 from $521,000 for the three month period in the prior fiscal year. As a percentage of total net revenue, cost of revenue decreased to 13% for the three month period ended December 31, 2001 from 22% for the same three month period in the prior fiscal year due to the shift in product mix resulting from the PickAX acquisition.

Total cost of revenue increased 205% to $2,877,000 for the nine month period ended December 31, 2001 from $943,000 for the nine month period in the prior fiscal year. As a percentage of total net revenues, cost of revenues decreased to 19% for the nine month period ended December 31, 2001 from 22% for the same nine month period in the prior fiscal year due to the shift in product mix resulting from the PickAX acquisition.

COST OF LICENSE REVENUE. Cost of license revenue includes royalties and license fees paid to third parties, expenses related to the purchase of compact discs, costs associated with transferring software to electronic media, and packaging and distribution costs.

Cost of license revenue decreased 45% to $107,000 for the three month period ended December 31, 2001 from $193,000 for the three month period in the prior fiscal year. The decrease reflects the efforts to streamline and reduce the cost of the PickAX license products in the period immediately following the acquisition of PickAX. The efforts to streamline and reduce costs included the elimination of printed manuals and floppy disk media in favor of compact disc media, the creation of on-line manuals and the simplification of product packaging.

Cost of license revenue increased 26% to $300,000 for the nine month period ended December 31, 2001 from $238,000 for the nine month period in the prior fiscal year. As a percentage of total license revenues, cost of license revenues decreased to 4% for the nine month period ended December 31, 2001 from 8% for the same nine month period in the prior fiscal year.

COST OF SERVICE REVENUE. Cost of service revenue includes salaries, benefits and direct costs for customer support, training and education and consulting personnel.

Cost of service revenue increased 70% to $558,000 for the three month period ended December 31, 2001 from $328,000 for the same three month period in the prior fiscal year. As a percentage of total service revenue, cost of service revenue decreased to 22% of total service revenue for the three months ended December 31, 2001 from 41% of total service revenue for the same three month period in the prior fiscal year reflecting the change in customer service activity mix following the PickAX acquisition.

Cost of service revenue increased 266% to $2,577,000 for the nine month period ended December 31, 2001 from $705,000 for the same nine month period in the prior fiscal year. As a percentage of total service revenues, cost of service revenue decreased to 35% for the nine months ended December 31, 2001 from 59% for the same nine month period in the prior fiscal year reflecting the change in customer service activity mix following the PickAX acquisition.

                                  GROSS PROFIT

Total gross profit increased 145% to $4,424,000 for the three month period ended December 31, 2001 from $1,803,000 for the same three month period in the prior fiscal year. As a percentage of total net revenue, gross profit increased to 87% for the three months ended December 31, 2001 from 78% for the same three month period in the prior fiscal year. The change in gross profit reflects the changes undertaken to reduce cost of revenue.

Total gross profit increased 253% to $12,041,000 for the nine month period ended December 31, 2001 from $3,414,000 for the same nine month period in the prior fiscal year. As a percentage of total net revenues, gross profit increased to 81% for the nine months ended December 31, 2001 from 78% for the same nine month period in the prior fiscal year. The change in gross profit reflects the changes in the individual cost of revenues.

                               OPERATING EXPENSES

SELLING AND MARKETING EXPENSES. Selling and marketing expenses include salaries, benefits, sales commissions, travel, and other direct costs of the sales and marketing personnel. Selling and marketing expenses decreased 13% to $1,111,000 for the three month period ended December 31, 2001 from $1,271,000 for the same three month period in the prior fiscal year. As a percentage of total net revenue, sales and marketing expenses decreased to 22% for the three month period ended December 31, 2001 from 55% for the same three month period in the prior fiscal year. The decrease in selling and marketing expenses reflects our continuing efforts to refocus and streamline our sales and marketing efforts. In particular, the decrease for the three month period ended December 31, 2001 reflects the actions taken starting at the beginning of the immediately preceding fiscal quarter to adjust the selling and marketing cost profile to the changing sales environment.

Selling and marketing expenses increased 27% to $4,822,000 for the nine month period ended December 31, 2001 from $3,800,000 for the same nine month period in the prior fiscal year. As a percentage of total net revenues, sales and marketing expenses decreased to 32% for the nine month period ended December 31, 2001 from 87% for the same nine month period in the prior fiscal year.

RESEARCH AND DEVELOPMENT EXPENSES. Research and development expenses consist primarily of salaries, benefits, computers and information technology used in software development, and other direct costs incurred for the of the development of computer software. Research and development expenses increased 123% to $1,314,000 for the three month period ended December 31, 2001 from $590,000 for the same three month period in the prior fiscal year. As a percentage of total net revenue, research and development expenses increased to 26% for the three month period ended December 31, 2001 from 25% for the same three month period in the prior fiscal year. During the three month period ended December 31, 2001, Raining Data continued to change the mix of its research and development efforts to include a significant focus on XML-based products for Internet infrastructure.

Research and development expenses increased 49% to $4,055,000 for the nine month period ended December 31, 2001 from $2,728,000 for the same nine month period in the prior fiscal year. As a percentage of total net revenue, research and development expenses decreased to 27% for the nine month period ended December 31, 2001 from 63% for the same nine month period in the prior fiscal year. During the nine month period ended December 31, 2001, we began changing the mix of our research and development efforts to include a significant focus on XML-based products for Internet infrastructure.

GENERAL AND ADMINISTRATIVE EXPENSES. General and administrative expenses include our costs for human resources, financial services, legal services, information technology services, facilities, and general management functions as well as depreciation and amortization. Total general and administrative expenses increased 22% to $2,051,000 for the three month period ended December 31, 2001 from $1,686,000 for the same three month period in the prior fiscal year. For the three month periods ended December 31, 2001 and 2000, general and administrative expenses included $193,000 and $168,000 of depreciation, respectively.


Total general and administrative expenses increased 123% to $5,464,000 for the nine month period ended December 31, 2001 from $2,446,000 for the same nine month period in the prior fiscal year. For the nine month periods ended December 31, 2001 and 2000, general and administrative expenses included $560,000 and $251,000 of depreciation expense, respectively.

As a percentage of total net revenue, general and administrative expense decreased to 40% for the three month period ended December 31, 2001 from 73% for the same period in the prior fiscal year.

As a percentage of total net revenue, general and administrative expense decreased to 37% for the nine month period ended December 31, 2001 from 56% for the same period in the prior fiscal year.

STOCK-BASED COMPENSATION. Stock-based compensation expense reflects deferred stock-based compensation amortized using the straight-line method over the vesting term of the underlying option. Stock-based compensation expense decreased 42% to $326,000 for the three-month period ended December 31, 2001 as compared to $560,000 for the comparable period in the previous year. Stock-based compensation expense decreased 21% to $939,000 for the nine-month period ended December 31, 2001 as compared to $1,186,000 for the comparable period in the previous year.

AMORTIZATION OF GOODWILL AND INTANGIBLE ASSETS. Amortization of goodwill and intangible assets relates primarily to the acquisition of PickAX in December 2000. Goodwill and intangible assets are being amortized on a straight-line basis over periods of up to 4 years.

Amortization of goodwill and intangible assets increased 203% to $3,207,000 for the three month period ended December 31, 2001 from $1,057,000 for the same three month period in the prior fiscal year. As a percentage of total net revenue, amortization of goodwill and intangible assets increased to 63% for the three month period ended December 31, 2001 from 45% for the same three month period in the prior fiscal year.

Amortization of goodwill and intangible assets increased 807% to $9,589,000 for the nine month period ended December 31, 2001 from $1,057,000 for the same nine month period in the prior fiscal year. As a percentage of total net revenue amortization of goodwill increased to 64% for the nine month period ended December 31, 2001 from 24% for the same nine month period in the prior fiscal year.

                                 OPERATING LOSS

Raining Data's operating loss increased 7% to $3,585,000 for the three month period ended December 31, 2001 from a loss of $3,361,000 for the same three month period in the prior fiscal year. The operating loss of $3,585,000 for the three month period ended December 31, 2001 includes $3,726,000 in depreciation, amortization and non-cash compensation expense while the operating loss of $3,361,000 for the same three month period in the prior fiscal year includes $1,785,000 in depreciation, amortization and non-cash compensation expense.

Our operating loss increased 64% to $12,828,000 for the nine month period ended December 31, 2001 from $7,803,000 for the same nine month period in the prior fiscal year. The operating loss of $12,828,000 for the nine month period ended December 31, 2001 includes $11,088,000 in depreciation, amortization and non-cash compensation expense while the operating loss of $7,803,000 for the same nine month period in the prior fiscal year includes $2,494,000 in depreciation, amortization and non-cash compensation expense.

The following table provides a summary of the impact of the depreciation, amortization, and non-cash compensation expense on reported operating loss for the periods indicated:

                                              Three Months      Three Months      Nine Months       Nine Months
                                                 Ended             Ended             Ended             Ended
        (Unaudited)                           December 31,      December 31,      December 31,      December 31,
                                                  2001              2000              2001              2000
                                              ------------      ------------      ------------      ------------
Operating Income (Loss) Before
Depreciation, Amortization, and
Non-Cash Compensation Charges                  $   141,000       $(1,576,000)     $( 1,740,000)      $(5,309,000)

Depreciation, Amortization, and
Non-Cash Compensation Charges                   (3,726,000)       (1,785,000)      (11,088,000)       (2,494,000)
                                               -----------       -----------       -----------       -----------

Operating Loss After
Depreciation, Amortization, and
Non-Cash Compensation Charges                  $(3,585,000)      $(3,361,000)     $(12,828,000)      $(7,803,000)
                                               ===========       ===========       ===========       ===========

                           INTEREST AND OTHER EXPENSE

Interest consists primarily of interest on our debt which is both interest payable in cash on our various debts as well as the amortization of the discount on the Astoria note. Other Expense consists primarily of net gains or losses on foreign currency transactions.

Net interest and other expense increased 107% to $1,010,000 for the three months ended December 31, 2001 from $443,000 for the same three month period in the prior fiscal year.

Net interest and other expense increased 401% to $2,906,000 for the nine months ended December 31, 2001 from $550,000 for the same nine month period in the prior fiscal year. Of the $2,906,000 in net interest and other expense in the nine month period ended December 31, 2001, $2,796,000 was related to the amortization of the note discount associated with the Astoria note. For the same three month period in the prior year, $25,000 was related to the amortization of the discount associated with the same note.

The increase in net interest expense in the three month and nine month periods over the same periods in the prior years reflects the increase in our debt associated with the acquisition of PickAX.


                                    NET LOSS

Our net loss increased 21% to a net loss of $4,595,000 for the three month period ended December 31, 2001 from $3,804,000 for the same three month period in the prior fiscal year. Our net loss represented 90% and 164% of net revenue for the three months ended December 31, 2001 and 2000, respectively.

Our net loss increased 88% to a net loss of $15,734,000 for the nine months ended December 31, 2001 from $8,353,000 for the same nine month period in the prior fiscal year. As a percentage of total net revenue, our net loss decreased to 105% for the nine months ended December 31, 2001 from 192% for the same nine month period in the prior fiscal year.



LIQUIDITY AND CAPITAL RESOURCES

We had $3,916,000 in cash at December 31, 2001 compared to $2,424,000 at the beginning of the fiscal year.

                                   CASH FLOWS

OPERATING ACTIVITIES. Cash used for operating activities was $643,000 and $5,791,000 for the nine month periods ended December 31, 2001 and 2000, respectively. The increase of operating cash flow in the current fiscal year was primarily due to the decrease in the net loss after adding back the non-cash items. Our net loss after adding back non-cash items was $4,646,000 for the nine month period ended December 31, 2001 compared to a net loss after adding back non-cash items of $5,859,000 in the same period in the prior year. For the same periods, the net change in operating assets and liabilities provided $1,207,000 in cash in the nine month period ended December 31, 2001 compared to $857,000 used for the net change in operating assets and liabilities in the same period in the prior fiscal year.

The following table summarizes the components of net cash flow from operating activities:

                                                Nine Months        Nine Months
                                                   Ended              Ended
(Unaudited)                                     December 31,       December 31,
                                                    2001               2000
                                                ------------       ------------
Net Loss                                        $(15,734,000)      $ (8,353,000)
Plus Non-Cash Items:
Amortization of Goodwill and Intangible
 Assets                                            9,589,000          1,057,000
Note Discount Amortization                         2,796,000             25,000
Stock-Based Compensation                             939,000          1,186,000
Write off Purchased Software                                            900,000
Depreciation & Amortization                          560,000            251,000
                                                ------------       ------------
      Subtotal                                    (1,850,000)        (4,934,000)

Change in assets and liabilities                   1,207,000           (857,000)
                                                ------------       ------------

Net cash used for operating activities          $   (643,000)      $ (5,791,000)
                                                ============       ============

INVESTING ACTIVITIES. Our investing activities used $93,000 in cash during the nine month period ended December 31, 2001 compared to $638,000 for the same nine month period in the prior fiscal year. The net cash used for investing activities in the present fiscal year primarily represented amounts paid for the purchase of property, furniture and equipment.

FINANCING ACTIVITIES. Our financing activities provided $2,204,000 in cash for the nine month period ended December 31, 2001. This cash came from the sale of $2,319,000 in common stock (See notes to the consolidated financial statements) and $79,000 from the exercise of stock options offset by the payment of $194,000 on debt during the same period. In the same nine month period in the prior year, we generated $6,370,000 in cash from financing activities of which $2,102,000 came from notes payable, $4,062,000 was generated through the sale of common stock, $260,000 came from the exercise of stock options and $54,000 was paid on debt during the same period.

                             WORKING CAPITAL DEFICIT

We had a working capital deficit of $22,043,000 at December 31, 2001 compared to a working capital deficit of $3,240,000 at March 31, 2001. The increase in the working capital deficit reflects our debt (see notes to the consolidated financial statements) which became current (due within 12 months) during the fiscal quarter ended December 31, 2001.

Our working capital deficit at December 31, 2001 included approximately $4,402,000 in deferred revenue that we expect to earn over the remaining life of the underlying service contracts.

The following table provides a summary of the significant components of the working capital deficit at the dates indicated:

          (Unaudited)                           December 31,         March 31,
                                                    2001               2000
                                                ------------       ------------
Working capital before deferred
revenue and current portion of
long term debt                                  $  1,066,000       $    362,000

Deferred revenue                                  (4,402,000)        (3,274,000)

Current portion of long-term debt                (18,707,000)          (328,000)
                                                ------------       ------------

Working capital deficit                         $(22,043,000)      $ (3,240,000)
                                                ============       ============

Except for the maturity of the Astoria note as discussed below and in the notes to the consolidated financial statements, we believe that our working capital and future cash flow from operating activities will be sufficient to meet our operating and capital expenditure requirements for at least the next 12 months.

                                  ASTORIA NOTE

Astoria is our principal debt holder. At December 31, 2001, we owed Astoria approximately $20,133,000 in principal and accrued interest which is due November 30, 2002. In addition to this debt which is secured by substantially all of our assets, Astoria holds all of our preferred stock and a voting majority of our outstanding common stock. We believe that it is in Astoria's best interests to extend the term of the note for appropriate consideration to allow us to obtain additional debt or equity financing based on the continued improvement in our financial position and our current research and development efforts. No assurances can be given that Astoria will agree to extend the note on terms favorable to us or at all. If Astoria declines to extend the note and we are unable to obtain additional financing, we may be unable to continue our operations. No assurances can be given that additional financing will be available or that, if available, such financing will be on terms favorable to us.

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

RISK FACTORS

We operate in a rapidly changing environment that involves numerous risks and uncertainties. The following section lists some, but not all, of these risks and uncertainties which may have a material adverse effect on our business, financial condition or results of operation.

WE MAY EXPERIENCE QUARTERLY FLUCTUATIONS IN OPERATING RESULTS WHICH MAY RESULT IN VOLATILITY OF OUR STOCK PRICE.

We have experienced significant quarterly fluctuations in operating results in the past and anticipate such fluctuations in the future. We expect to continue to expend significant sums in the area of sales and marketing operations and research and development in order to promote new product development and rapid product introduction. Because the expenses associated with these activities are relatively fixed in the short-term, we may be unable to adjust spending quickly enough to offset any unexpected shortfall in revenue growth or any decrease in revenue levels. Historically, we have often recognized a substantial portion of our license revenue in the last month of the quarter. In addition, service revenue tend to fluctuate as consulting projects, which may continue over several quarters, are undertaken or completed. Operating results may also fluctuate due to factors such as:

   -  the size and timing of customer orders;

   -  changes in pricing policies by Raining Data or our competitors;

   - our ability to develop, introduce, and market new and enhanced versions of our products;

   - the number, timing, and significance of product enhancements and new product announcements by our competitors;

   -  the demand for our products;

   - changes in the proportion of revenues attributable to licenses and service fees;

   -  non-renewal of customer support agreements;

   -  commencement or conclusion of significant consulting projects;

   - customer order deferrals in anticipation of enhancements or new products offered by us or our competitors;

   -  software defects and other product quality problems;

   -  personnel changes; and

   -  the level of international expansion.

As a result, we expect our quarterly operating results to continue to fluctuate.

We operate without a significant backlog of orders. As a result, the quarterly sales and operating results in any given quarter are dependent, in large part, upon the volume and timing of orders booked and products shipped during that quarter. Accordingly, we may be unable to adjust spending in a timely manner to compensate for any unanticipated decrease in orders, sales or shipments. Therefore, any decline in demand for our products and services, in relation to the forecast for any given quarter, could materially and negatively impact the results of our operations. In addition, we believe that period-to-period comparisons of our operating results should not be relied upon as indications of future performance.

THE FAILURE TO SUCCESSFULLY INTEGRATE PICKAX COULD HARM OUR BUSINESS.

The acquisition of PickAX in December 2000 serves as the primary reason for the increase in revenue from fiscal year 2000 to fiscal year 2001, which includes the results of the PickAX acquisition for the four months from December 2000 through March 2001. Our number of employees increased from approximately 35 just prior to closing the acquisition to approximately 183 employees just after the acquisition. Since the acquisition, our focus has been on new products and services. The first such product, called mvDesigner, was introduced at our worldwide user conference in May 2001. We believe that the initial market for these products will be the multi-dimensional database market where value added resellers, application developers, system integrators, and large end users are seeking to upgrade their existing, highly functional multi-dimensional database applications for deployment in a Web or client/server environment.

The integration of Raining Data and PickAX will require the dedication of management, engineering, and sales resources in order to achieve the anticipated benefits and efficiencies of the acquisition. The difficulties of combining operations are exacerbated by the necessity of coordinating geographically separated engineering organizations in the United States of America and the United Kingdom and the integration of the accounting and other administrative systems of the two companies. The process of integrating the operations of Raining Data and PickAX could cause an interruption of, or loss of momentum in, the activities of our combined businesses. The failure to successfully integrate PickAX operations could have a material adverse effect upon our business, operating results, and financial condition.

WE HAVE A LONG SALES CYCLE WHICH COULD RESULT IN DELAYS IN THE RECEIPT OF
REVENUE.

The sales cycle for our products typically ranges from three to six months or longer. Our products are typically used by application developers, system integrators, and value added resellers to develop applications that are critical to their corporate end user's business. Thus, the purchases of our products are often part of an end user's larger business process, reengineering initiative, or implementation of client/server or web-based computing. Therefore, the end users frequently view the purchase of our products as part of a long-term strategic decision regarding the management of their workforce-related operations and expenditures which sometimes results in end users taking a long period of time to assess alternative solutions by competitors or to defer a purchase decision as a result of an unrelated strategic issue beyond our ability to influence or control. We will continue to educate potential customers on the use and benefits of our products and services, as well as the integration of our products and services with additional software applications utilized by individual customers. There can be no assurance, however, that we will not experience these and additional delays in the future.

THE SUCCESS OF OUR BUSINESS DEPENDS ON MARKET PREFERENCE FOR OUR PRODUCT.

The multi-dimensional database market is small and stable. As a result, the primary growth of our market will depend upon our ability to displace our competitors in the products of system integrators and value added resellers that sell to corporate end users. If a sufficient number of organizations and their suppliers do not adopt our products and recommend them to corporate end users, our products may not achieve widespread market acceptance, which would cause our business to suffer.

IF WE DO NOT DEVELOP NEW PRODUCTS AND ENHANCE EXISTING PRODUCTS TO KEEP PACE WITH RAPIDLY CHANGING TECHNOLOGY AND INDUSTRY STANDARDS, OUR REVENUES MAY DECLINE.

Because the market for our products is continuing to emerge and is subject to rapid technology change and evolving industry standards, the life cycles of our products are difficult to predict. Competitors may introduce new products or enhancements to existing products employing new technologies, which could render our existing products and services obsolete and unmarketable. To be successful, our products and services must keep pace with technological developments and emerging industry standards, address the ever-changing and increasingly sophisticated needs of our customers and achieve market acceptance. However, the development of new, enhanced software products is a complex and uncertain process requiring high levels of innovation from our designers as well as accurate anticipation of customer and technical trends by the marketing staff. In developing new products and services, we may also fail to develop and market products that respond to technological changes or evolving industry standards in a timely or cost-effective manner, or experience difficulties that could delay or prevent the successful development, introduction and marketing of these new products and services. The development and introduction of new or enhanced products also requires us to manage the transition from older, displaced products in order to minimize disruptions in customer ordering patterns and to ensure that adequate supplies of new products can be delivered to meet customer demand. Our results of operations would be seriously harmed if we were unable to develop, release and market new software product enhancements on a timely and cost effective basis, or if new products or enhancements do not achieve market acceptance or fail to respond to evolving industry or technology standards.

IF WE DO NOT EFFECTIVELY COMPETE WITH OUR COMPETITORS, IT MAY HAVE AN ADVERSE IMPACT ON OUR OPERATING RESULTS.

The market for our products is highly competitive, diverse, and subject to rapid change. Our products and services compete on the basis of the following key characteristics:

   -  performance;

   -  interoperability;

   -  scalability;

   -  functionality;

   -  reliability;

   -  pricing;

   -  post sale customer support;

   -  quality;

   -  compliance with industry standards; and

   -  overall total cost of ownership.

While management currently believes that our products and services compete favorably with respect to their characteristics in the marketplace, our products and services could fall behind marketplace demands at any time. If we fail to address the competitive challenges, our business would suffer materially.

We currently face competition from a number of sources, including several large vendors that develop and market databases, development tools, decision support products, and consulting services. Our principal competitors include IBM, Microsoft, Informix/Ardent, Oracle, Sybase and Jbase. There are also a number of open source database alternatives to our database products, which include My SQL and Postgre SQL. Additionally, as we expand our business, we expect to compete with a different group of companies, including small, highly focused companies offering single products or services that we include as part of an overall solution.

A number of our competitors have significantly more financial, technical, marketing and other resources than us. As a result, these competitors may be able to respond more quickly to new or emerging technologies, evolving markets, changes in customer requirements, and may devote greater resources to the development, promotion and sale of their products than Raining Data.

THE CONCENTRATION OF OUR STOCK OWNERSHIP AND THE DEBT OWED TO PRINCIPAL STOCKHOLDERS GIVE CERTAIN STOCKHOLDERS SIGNIFICANT CONTROL OVER OUR BUSINESS.

Astoria Capital Partners and Rockport Group together beneficially own approximately 63% of our outstanding common stock. In addition, we have a promissory note for approximately $19.0 million in principal and accrued interest due to Astoria Capital Partners in November 2002. Mr. Wagner, a member of our Board of Directors, is the managing director of Rockport Group. This concentration of stock ownership would allow Rockport Group and Astoria Capital Partners, acting together, to block any actions by Raining Data that require stockholder approval, including the election of the Board of Directors and the approval of significant corporate transactions. Moreover, this concentration of ownership may delay or prevent a change in control of Raining Data.

WE HAVE A LIMITED OPERATING HISTORY AS A COMBINED ENTITY AND THERE CAN BE NO ASSURANCE THAT THE COMBINED BUSINESS WILL BE SUCCESSFUL.

In December 2000, we completed the acquisition of PickAX. We have a limited operating history as a combined entity. Risks and difficulties include our ability to:

   - expand our base of customers with fully installed and deployed systems that can serve as reference accounts for our ongoing sales efforts;

   - expand our pipeline of sales prospects domestically and internationally in order to promote greater predictability in our period-to-period sales levels;

   - continue to offer new products that complement our existing product line, in order to make our products more attractive to customers;

   - continue to develop, integrate and upgrade our technology to add additional features and functionality;

   -  maintain the current, and develop new, third-party relationships;

   -  continue to attract and retain qualified personnel; and

   -  increase awareness of our brand name.

There are no assurances that our business strategy will be successful or that we will successfully address these risks or difficulties. If we fail to address these risks or difficulties adequately, our business will likely suffer.

OUR INABILITY TO ACQUIRE ADDITIONAL LIQUIDITY MAY CAUSE OUR BUSINESS TO SUFFER.

No assurances can be given that future financing will be available or that, if available, such financing will be on terms favorable to Raining Data. Therefore, we may not be able to develop or enhance our products, take advantage of future opportunities, or respond to competitive pressures or unanticipated requirements. At December 31, 2001, we owed Astoria approximately $20,133,000 in principal and accrued interest which is due November 30, 2002. In addition to this debt, which is secured by substantially all our assets, Astoria holds all of our preferred stock and a voting majority of our outstanding common stock.

While we believe that it is in Astoria's best interests to extend the term of the note for appropriate consideration, no assurances can be given that Astoria will agree to extend the note on terms favorable to Raining Data, or at all. If Astoria declines to extend the note and we are unable to obtain additional financing, we may be unable to continue our operations.

OUR GLOBAL OPERATIONS EXPOSE US TO ADDITIONAL RISKS AND CHALLENGES ASSOCIATED WITH CONDUCTING BUSINESS INTERNATIONALLY WHICH COULD HAVE A NEGATIVE IMPACT ON OUR BUSINESS.

We operate on a global basis with offices or distributors in Europe, Africa, Asia, and North America. Approximately one third of our revenue in the fiscal year ending March 31, 2001 were derived from international sources. We intend to continue to expand our international operations to achieve our anticipated growth, but we may face significant challenges to our international expansion. The expansion of our existing international operations and entry into additional international markets will require significant management attention and financial resources. To achieve acceptance in international markets, our products must be internationalized to handle a variety of factors specific to each international market, including language and generic formatting such as date and time. The incorporation of these and other factors into our products is a complex process and often requires assistance from third parties. At the same time, to achieve broad usage by employees across international organizations, our products must be localized to handle native languages and cultures in each international market. Localizing our products is also a complex process and we intend to continue to work with third parties to develop localized products.

We also faces other risks inherent in conducting business internationally, including but not limited to the following:

   -  fluctuations in interest rates or currency exchange rates;

   -  language and cultural differences;

   -  local and governmental requirements;

   -  difficulties and costs of staffing and managing international operations;

   -  differences in intellectual property protections;

   - difficulties in collecting accounts receivable and longer collection periods;

   -  seasonal business activities in certain parts of the world; and

   -  trade policies.

Any of these factors could seriously harm our current international operations and, consequently, affect the international growth of our business. There can be no assurance that these factors or any combination of these factors will not adversely affect the international revenue or overall financial performance of Raining Data.

IF OUR PRODUCTS DO NOT CONTINUE TO CONFORM TO INDUSTRY STANDARDS IT MAY HAVE AN ADVERSE EFFECT ON OUR OPERATING RESULTS.

A key factor in our future success will continue to be the ability of our products to operate and perform well with existing and future leading, industry-standard enterprise software applications intended to be used in connection with multidimensional database management system products. Interoperability may require third party licenses, which may not be available to us on favorable terms or at all. Failure to meet existing or future interoperability and performance requirements of industry standard applications in a timely manner could adversely affect our business. Uncertainties relating to the timing and nature of new product announcements, introductions or modifications by the these third parties could delay our product development, increase our product development expense or cause customers to delay evaluation, purchase, and deployment of our products.

THE SUCCESS OF OUR BUSINESS DEPENDS ON OUR ABILITY TO MAINTAIN SUFFICIENT QUALIFIED PROFESSIONAL SERVICES PERSONNEL.

The growth of our product revenue depends on our ability to provide our customers with professional services to assist in support, training, consulting, initial implementation and deployment of our products, and to educate third-party systems integrators in the use of our products. As a result, we plan to increase the number of professional services personnel to meet these needs. New professional services personnel will require training and take time to reach full productivity. Competition for qualified professional services personnel is intense due to the limited number of people who have the requisite knowledge and skills. We may not be able to attract or retain a sufficient number of qualified professional services personnel. To meet our customers' needs for professional services, we may also need to use more costly third-party consultants to supplement our own professional services group. In addition, we could experience delays in recognizing revenue if our professional services group fails to complete implementations in a timely manner. If we fail to maintain or enhance our professional services group as a result of any of these factors, our business could be materially harmed.

OUR PRODUCTS ARE SUBJECT TO SOFTWARE DEFECTS WHICH COULD MATERIALLY HARM OUR BUSINESS.

Our enterprise applications software may contain undetected errors or failures when first introduced or as new versions are released. This may result in loss of, or delay in, market acceptance of our products and could harm our reputation. Undetected errors or failures in computer software programs are not uncommon and are endemic to the nature of the business. While we make every effort to thoroughly test our software, in the event that we experience significant software errors in future releases, we could experience delays in release, customer dissatisfaction and lost revenues. Any of these errors or defects could cause our business to be materially harmed.

ANY INABILITY TO ADEQUATELY PROTECT OUR INTELLECTUAL PROPERTY COULD HARM OUR ABILITY TO COMPETE.

We rely primarily on a combination of trade secret, copyright and trademark laws and contractual provisions to protect our proprietary rights. In addition to trademark and copyright protections, we license our products to end users on a "right to use" basis pursuant to a perpetual license agreement that restricts use of products to a specified number of users. We generally rely on "shrink-wrap" or "click-wrap" licenses that become effective when a customer opens the package or downloads and installs software on its system. In order to retain exclusive ownership rights to our software and technology, we generally provide our software in object code only, with contractual restrictions on copying, disclosure, and transferability. There can be no assurance that these protections will be adequate, or that our competitors will not independently develop technologies that are substantially equivalent or superior to our technology.

Our ability to compete successfully will depend, in part, on our ability to protect our proprietary technology and operations without infringing upon the rights of others. We may fail to do so. In addition, the laws of certain countries in which are products are or may be licensed may not protect our proprietary rights to the same extent as the laws of the United States.

THIRD PARTIES COULD ASSERT THAT OUR SOFTWARE PRODUCTS AND SERVICES INFRINGE ON THEIR INTELLECTUAL PROPERTY RIGHTS, WHICH COULD EXPOSE US TO INCREASED COSTS AND LITIGATION.

There has been a substantial amount of litigation in the software industry regarding intellectual property rights. Third parties may claim that our current or potential future products and services infringe upon their intellectual property. We expect that software product developers and providers of software applications will increasingly be subject to infringement claims as the number of products and competitors in our industry segment grows and the functionality of products in different industry segments overlaps. Any claims, with or without merit, could be time consuming, result in costly litigation, cause product shipment delays, prohibit product licensing or require us to enter into royalty or licensing agreements. Royalty or licensing agreements, if required, may not be available on terms acceptable to us or at all, which could seriously harm our business.

THE SUCCESS OF OUR BUSINESS DEPENDS ON OUR ABILITY TO RECRUIT, INTEGRATE AND RETAIN KEY PERSONNEL AND MANAGEMENT.

Many of our executive officers joined us in connection with the acquisition of PickAX. The new executive officers must be able to work efficiently together to manage the Raining Data's operations. The loss of one or more of these executives could adversely affect our business. In addition, we believe that our future success will depend to a significant extent on our ability to recruit, hire and retain highly skilled management and employees for engineering new products, product management, sales, marketing, and customer service. Competition for such personnel in the software industry is intense, and there can be no assurance that we will be successful in attracting and retaining such personnel. If we are unable to do so, we may experience inadequate levels of staffing to develop and license its products and perform services for our customers.

                                     PART II

                                OTHER INFORMATION

ITEM 1. LEGAL PROCEEDINGS

GENERAL AUTOMATION LITIGATION - In May 2001, General Automation initiated litigation in Superior Court of the State of California for the County of Orange against us for breach of contract relating to the Pick Systems purchase of selected assets of General Automation in August 2000. General Automation seeks in excess of $1,000,000 in damages, penalties and interest, in addition to attorneys' fees and costs. We have asserted counterclaims for fraud, breach of contract, and indemnity. We believe that the suit is without merit and intend to defend the suit vigorously. A jury trial is scheduled to begin July 28, 2002. The Company does not expect the ultimate resolution of this matter to have a material adverse effect on its financial condition or results of operations.

DOUCE BIS LITIGATION -- In June 2001, Douce Bis sued our UK subsidiary in the Commercial Court of Paris, France for approximately US$990,000 plus costs. The claim is for compensation and loss of profits due Douce Bis under the terms of the Douce Bis/Omnis distributorship agreement entered into in 1983 and extended from time to time thereafter. We terminated Douce Bis as the Omnis distributor in France effective in December 2000. We believe the suit is without merit and intend to defend the suit vigorously. The litigation is in the exchange of written arguments and evidence phase. A preliminary hearing was scheduled for December 2001 but was postponed due to unrelated labor disputes within the Commercial Court of Paris, itself.

PACE-NORTHERN IRELAND LITIGATION - In July 2000, Park Applications Computer Engineering, Ltd. (PACE) sued us in the Queen's Bench Division Company of the High Court of Justice in Northern Ireland. PACE sought damages of $800,000 plus penalties and interest for breach of contract relating to the purchase by Pick Systems of software from PACE. The previous management of Pick Systems, prior to the acquisition by PickAX in March 2000, made the purchase. On January 16, 2002, Raining Data and PACE entered into a confidential settlement agreement of the matter under which we have agreed to pay PACE $500,000. Of this amount, $250,000 was paid to PACE in January 2002, and the remaining $250,000 will be paid over a two year period.

ARATA-RUNCI LITIGATION - On June 12, 2001, Thomas Arata, Jr. and Edward Runci, Jr. (hereafter "Plaintiffs") filed a complaint in the Civil District Court for the Parish of Orleans, State of Louisiana, against Raining Data Corporation, PickAX, Inc., a Louisiana corporation, Pick Systems, and Gilbert Figueroa. Plaintiffs' complaint alleges causes of action for breach of contract, fraud, breach of fiduciary duty, unfair trade practices, and unjust enrichment and seeks compensatory and punitive damages. Plaintiffs allege that, in exchange for their assistance with the acquisition of Pick Systems by PickAX, Inc., Mr. Figueroa promised them each 300,000 shares of stock. In addition, Mr. Runci contends that Mr. Figueroa promised him a guaranteed employment contract for two years at $100,000 per year, plus living expenses in California and a cash bonus of an unspecified amount. Mr. Arata claims that Mr. Figueroa promised him a guaranteed employment contract for two years at a starting rate of $75,000 per year, increasing to $100,000 per year, plus expense reimbursements. In addition to these damages, Plaintiffs are also seeking lost profits, attorneys' fees and costs and punitive damages. The litigation is still in the discovery phase. The parties have scheduled a mediation for March 25, 2002. Based on initial factual investigation, the corporate defendants believe that they have meritorious defenses to these claims and intend to defend against them vigorously.

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

At the 2001 Annual Meeting of the Company's Stockholders held on December 12, 2001, six proposals were submitted. No other proposals were put before the meeting:

   - To elect Gerald F. Chew and Carlton H. Baab as the two Class II directors to serve until the 2004 Annual Meeting of the Stockholders or until their successors are elected and shall qualify:

      a.       Gerald F. Chew       FOR: 17,370,879   VOTES WITHHELD: 203,870
      b.       Carlton H. Baab      FOR: 17,370,879   VOTES WITHHELD: 203,870

      In addition to these two Class II Directors, the following members of the Board of Directors continue to serve: Geoffrey Wagner, Douglas Marshall, Bryce Burns and Bryan Sparks.

   - To amend the Company's Certificate of Incorporation to increase the authorized shares of common stock of the Company from 30,000,000 to 60,000,000 shares:

               FOR: 16,823,555  AGAINST: 248,715  ABSTAIN: 2,379

   - To amend the Company's Certificate of Incorporation to change the requirement for having a fixed number of seven (7) directors to having a range of directors that is not less than five (5) and not more than (9):

               FOR: 17,362,395  AGAINST: 210,265  ABSTAIN: 2,089

   - To amend the Company's Certificate of Incorporation to grant the Board of Directors authority to make, adopt, amend, or repeal the Company's Bylaws.

               FOR: 13,305,053  AGAINST: 1,299,443  ABSTAIN: 8,014

   -  To approve and adopt the Company's 2001 Employee Stock Purchase Plan.

               FOR: 14,406,637  AGAINST: 203,903  ABSTAIN: 1,970

   - To ratify the appointment of Grant Thornton LLP as the independent public accountants of the Company for the fiscal year ending March 31, 2002:

               FOR: 17,372,924  AGAINST: 4,525  ABSTAIN: 197,300

      ITEM 6. EXHIBITS AND REPORTS ON FORM 8-K

(a)   Exhibits


Number                             Description
------                             -----------
  3.1    Restated Certificate of Incorporation dated September 17, 1997 as amended and corrected of the Registrant (included as Exhibit 3.1 to the
         Registrant's Form 8-K filed with the Commission on June 16, 1998 and incorporated herein by reference).

  3.2 Certificate of Amendment of Certificate of Incorporation of the Registrant dated February 9, 1999 (included as Exhibit 3.2 to the
         Registrant's Form 10-KSB filed with the Commission on July 7, 1999 and incorporated herein by reference).

  3.3 Certificate of Designation dated March 31, 1999 as corrected (included as Exhibit 3.1 to the Registrant's Form 8-K filed with the Commission on April 5, 1999 and incorporated herein by reference).

  3.4 Certificate of Amendment of Restated Certificate of Incorporation of the Registrant dated November 29, 2000 (included as Exhibit 3.1 to the
         Registrant's Form 10-QSB filed with the Commission on February 14, 2001 and incorporated herein by reference).

  3.5 Certificate of Amendment of Restated Certificate of Incorporation of the Registrant dated December 12, 2001 (included as Exhibit 4.5 to the
         Registrant's Form S-8 filed with the Commission on December 14, 2001 and incorporated herein by reference).

  3.6    Amended and Restated Bylaws dated December 12, 2001 (included as
         Exhibit 4.6 to the Registrant's Form S-8 filed with The Commission on
         December 14, 2001 and incorporated herein by reference).

  4.1    Registration Rights Agreement by and among the Registrant, Astoria
         Capital Partners, L.P., Harrison H. Augur, Keogh MP and Robert D. Van
         Roijen dated as of December 4, 2000, as amended on December 4, 2001.

  4.2    Registration Rights Agreement by and among the Registrant and Astoria
         Capital Partners, L.P., dated as of September 27, 2001, as amended on January 7, 2002.

 10.1    2001 Employee Stock Purchase Plan as amended on December 28, 2001.

 10.2 Form of Indemnification Agreement entered into with officers and directors of Registrant.

(b)   Reports on Form 8-K.

      The Company filed a Form 8-K on October 1, 2001 reporting the Common Stock Purchase Agreement-2001 and Registration Rights Agreement both dated as of September 27, 2001, with Astoria Capital Partners, L.P. pursuant to which the Company received an aggregate of $2.2 million in consideration for 1,760,000 shares of the Company's common stock.

                                   SIGNATURES

      In accordance with the requirements of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Date: March 20, 2002

                                          RAINING DATA CORPORATION

                                          By: /s/ Scott K. Anderson, Jr.
                                              ---------------------------------
                                                  Scott K. Anderson, Jr.
                                                  Vice President Finance,
                                                  Treasurer and Secretary
                                                  (Principal Financial and
                                                  Accounting Officer)

                                  EXHIBIT INDEX

Exhibit No.                        Description
-----------                        -----------
   3.1      Restated Certificate of Incorporation dated September 17, 1997 as amended and corrected of the Registrant (included as Exhibit 3.1 to the Registrant's Form 8-K filed with the Commission on June 16, 1998 and incorporated herein by reference).

   3.2 Certificate of Amendment of Certificate of Incorporation of the Registrant dated February 9, 1999 (included as Exhibit 3.2 to the
            Registrant's Form 10-KSB filed with the Commission on July 7, 1999 and incorporated herein by reference).

   3.3      Certificate of Designation dated March 31, 1999 as corrected
            (included as Exhibit 3.1 to the Registrant's Form 8-K filed with the Commission on April 5, 1999 and incorporated herein by reference).

   3.4 Certificate of Amendment of Restated Certificate of Incorporation of the Registrant dated November 29, 2000 (included as Exhibit 3.1 to the Registrant's Form 10-QSB filed with the Commission on February
            14, 2001 and incorporated herein by reference).

   3.5 Certificate of Amendment of Restated Certificate of Incorporation of the Registrant dated December 12, 2001 (included as Exhibit 4.5 to the Registrant's Form S-8 filed with the Commission on December 14,
            2001 and incorporated herein by reference).

   3.6      Amended and Restated Bylaws dated December 12, 2001 (included as
            Exhibit 4.6 to the Registrant's Form S-8 filed with The Commission on December 14, 2001 and incorporated herein by reference).

   4.1      Registration Rights Agreement by and among the Registrant, Astoria
            Capital Partners, L.P., Harrison H. Augur, Keogh MP and Robert D.
            Van Roijen dated as of December 4, 2000, as amended on December 4,
            2001.

   4.2 Registration Rights Agreement by and among the Registrant and Astoria Capital Partners, L.P., dated as of September 27, 2001, as amended on January 7, 2002.

  10.1      2001 Employee Stock Purchase Plan as amended on December 28, 2001.

  10.2 Form of Indemnification Agreement entered into with officers and directors of Registrant.
