Form 10KSB
period 2002-03-31
RAINING DATA CORP
filed 2002-06-28
CIK 820738

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

Form 10-KSB

(Mark one)
☑	ANNUAL REPORT PURSUANT TO SECTION 13 or 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended March 31, 2002

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from to .

Commission file number 0-16449

Raining Data Corporation

(Name of Small Business Issuer in Its Charter)

Delaware	94-3046892
(State of Incorporation)	(I.R.S. Employer ID. No.)

17500 Cartwright Road
Irvine, California	92614
(Address of Principal Executive Offices)	(Zip Code)

(949) 442-4400

(Issuer’s Telephone Number, Including Area Code)

Securities registered under Section 12(b) of the Exchange Act:

Name of Each Exchange
Title of Each Class	on Which Registered

None	N/ A

Securities registered under Section 12(g) of the Exchange Act:

Common Stock, $0.10 par value

      Check whether the issuer (1) has filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.     Yes ☑     No ☐

      Check if disclosure of delinquent filers pursuant to Item 405 of Regulation S-B is not contained in this form, and no disclosure will be contained, to the best of Registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-KSB or any amendment to this Form 10-KSB.     ☐

      The Registrant’s revenues for the fiscal year ended March 31, 2002 were $20.0 million.

      The aggregate market value of the voting stock held by non-affiliates of the Registrant was $10,750,274 on June 21, 2002 based on the closing sale price of such stock on that date.

      As of June 21, 2002, the Registrant had 17,685,463 shares of its common stock outstanding.

DOCUMENTS INCORPORATED BY REFERENCE

      Portions of the Proxy Statement to be filed in connection with the Registrant’s 2002 Annual Meeting of Stockholders are incorporated by reference in Part III of this Form 10-KSB.

      Transitional Small Business Disclosure Format (check one):     ☐ Yes     ☑ No

RAINING DATA CORPORATION

FISCAL YEAR 2002 FORM 10-KSB ANNUAL REPORT

i

PART I

Item 1.     Description of Business

      This Form 10-KSB contains forward-looking statements within the meaning of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended. Such statements include Raining Data Corporation’s (“Raining Data” or the “Company”) expectations, hopes and intentions regarding the future, including but not limited to statements regarding Raining Data’s strategy, competition, development plans (including anticipated cost, timing and eventual acceptance of new products and services by the market), financing, revenue and operations. Forward-looking statements involve certain risks and uncertainties and actual results may differ materially from those discussed in any such statement. Factors that could cause actual results to differ materially from such forward-looking statements include the risks described in the “Risk Factor” section and elsewhere in this Form 10-KSB. All forward-looking statements in this document are made as of the date hereof, based on information available to the Company as of the date hereof, and the Company assumes no obligation to update any forward-looking statement.

Overview

      Raining Data was incorporated in the State of Delaware in August 1987. The Company was originally incorporated as Blyth Holdings, Inc., and the name was changed to Omnis Technology Corporation in September 1997. Effective December 1, 2000, the Company completed the acquisition of PickAx, Inc., a Delaware corporation (“PickAx”), pursuant to an Agreement and Plan of Merger dated August 23, 2000. Concurrent with the acquisition, the Company changed its name to Raining Data Corporation. The principal asset of PickAx is the capital stock of Pick Systems, now a wholly owned subsidiary of PickAx, which PickAx acquired from the estate of Richard Pick, the founder of Pick Systems, in March 2000. Pick Systems was incorporated in California in November 1982.

      Raining Data’s principal business is the design, development, sale and support of software infrastructure. The Company’s software can be categorized into two product lines: Multidimensional Database Management Systems (“MDMS”) and Rapid Application Development (“RAD”) Software Tools. The Company’s products allow customers to create and enhance flexible software applications for their own needs. The MDMS products are based on the multi-dimensional data model and designed to operate in environments such as Windows, Unix and Linux. The Company’s RAD products support the full life cycle of software application development and are designed for rapid prototyping, development and deployment of graphical user interface (“GUI”) client/ server and web applications. The RAD products are object-oriented and component-based, providing the ability to deploy applications on such operating system platforms as Windows, Unix and Linux, as well as such database environments as Oracle, DB2, Sybase, Microsoft SQL Server and other Open Data Base Connectivity (“ODBC”) compatible database management systems.

      Since the start of fiscal year 2002, the Company has changed the mix of its research and development efforts to include technologies, markets and products outside of its historical market, specifically XML-based Internet infrastructure products. Such efforts may not result in new products, and any new products may not be successful.

      The Company’s products are used by in-house corporate development teams, commercial application developers, system integrators, independent software vendors and independent consultants.

      The Company licenses its software on a per-server basis or per-user basis. Therefore, the addition of servers or users to existing systems increases the Company’s revenues from its installed base of licenses.

      In addition to computer software products, the Company provides continuing maintenance and customer service contracts, as well as professional services, technical support and training to help plan, analyze, implement and maintain application software based on its products.

      Since the acquisition of PickAx, the Company has continued to develop and enhance its MDMS and RAD products. Major and minor releases of all products are currently in progress.

      The Company has direct sales offices in the United States, United Kingdom, France and Germany and maintains distributor relationships in many other parts of the world.

Products

      The Company markets its products under the Raining Data brand name. The Company’s principal products include MDMS and RAD software tools for computer application development.

     Multidimensional Database Management Systems Products

      The Company’s MDMS products include a comprehensive set of software development tools that allow the user to write, compile and run application programs. Historically, the principal advantages of the Multidimensional Database system have been simple program development, maximum flexibility, ease of use, and low total cost of ownership. Over the years, a community of vertical market application developers using the Multidimensional Database platform has emerged.

      The MDMS product line consists principally of the D3 Data Base Management System (“D3”), which operates on systems including IBM AIX, DG/UX, HP-UX, Linux, Microsoft NT 2000, SCO UnixWare, SCO System V and Sun Solaris. D3 allows application programmers to create new business solution software in less time than it normally takes in many other environments. This can translate to lower costs for the developer, lower software prices for the customer and reduced costs of ownership for both the developer and end user. The Company’s MDMS products also include mvEnterprise, a scalable solution that allows the user to port applications from other multidimensional databases and to leverage the capabilities of UNIX and mvBase, which enables the developer to easily migrate multidimensional database applications to the Windows/ client-server environment.

     RAD Products

      The RAD product line is designed to allow customers to develop software solutions that can be continuously enhanced to respond to changing business and technical needs. The Company’s RAD products support the full life cycle of software applications and are designed for rapid development and deployment of web and client/ server applications. These products enable reuse of software objects and the ability to integrate objects from disparate programming languages on a number of different operating system platforms. RAD products are used by corporations, system integrators, independent software vendors, small businesses and independent consultants to deliver custom software solutions for a wide range of users. Omnis Studio, the Company’s premium RAD product, is an object-oriented, rapid application development tool offering efficient visual assembly of components and objects. Omnis Studio includes cross-platform support for Windows 95, Windows 98, Windows NT, Windows 2000, Mac OSX and Linux. In addition to these products, the Company provides technical support and training to help plan, analyze, implement and maintain application software based on the Company’s technology.

Training Services

      As part of its sales efforts, the Company offers training programs to its customers and prospective customers. These programs include classes on basic and advanced skills as well as classes designed to assist customers in the implementation and use of the Company’s products.

Technical Support

      The Company’s products are used by its customers to build and deploy applications that may become a critical component of their business operations. As a result, continuing to provide customer technical support services is an important element of the Company’s business strategy. Customers who participate in the Company’s support programs receive periodic maintenance releases and direct technical support when required.

Sales and Distribution

     United States Distribution

      In the United States, the Company sells its products through established distribution channels consisting of system integrators, specialized vertical application software developers and consulting organizations. The Company also sells its products directly through the Company’s sales personnel to large end user organizations.

     International Distribution

      Outside the United States, the Company maintains direct sales offices in the United Kingdom, France and Germany. In June 2001, the Company closed its sales office in South Africa. In addition, the Company has distributor relationships in over 25 countries. Distributors in Latin America and the Pacific Rim are managed from the corporate offices in Irvine, California, while distributors in Europe, the Middle East and Africa are managed from the European offices of the Company. For the fiscal year ended March 31, 2002, approximately 30% of the Company’s revenue came from sales through the Company’s offices located outside the United States.

Customers

      The Company’s customers can be classified into two general categories:

•	Independent Software Vendors and Software Developers. The majority of the Company’s revenue is derived from independent software vendors, which typically write their own vertical application software that they sell as a complete package to end user customers. This category includes value added resellers (“VARs”) and software- consulting companies that provide contract programming services to their customers.

•	Corporate Information Technology (“IT”) Departments. The Company also derives a significant portion of its revenue from sales to IT departments of large corporations.

      For the fiscal years ended March 31, 2002 and 2001, no single customer accounted for more than 10% of the Company’s revenues. For the fiscal year ended March 31, 2000, one customer, Nortel, accounted for 19% of the Company’s revenues.

Research and Development

      The Company has devoted significant resources to the research and development of products and technology. The Company believes that its future success will depend in large part on a strong development effort with respect to both its existing and new products. Since the start of fiscal year 2002, the Company has changed the mix of its research and development efforts to include technologies, markets and products outside of its historical market, specifically XML-based Internet infrastructure products. The Company intends for these efforts to improve the operating results of the Company and increase cash flow. However, such efforts may not result in new products, and any new products may not be successful.

      Research and development expenses increased 42% to $5.6 million in the fiscal year ended March 31, 2002 from $3.9 million in the fiscal year ended March 31, 2001, representing 28% and 42% of total net revenue during the periods, respectively. For the year ended March 31, 2001, research and development expense increased 71% to $3.9 million from $2.3 million for the year ended March 31, 2000.

Competition

      The application development tools software market is rapidly changing and intensely competitive. The Omnis Studio line of RAD developer products currently encounters competition from several direct competitors, including Microsoft Corporation (Visual Basic), Inprise Corporation (Delphi), Allaire Corporation (Cold Fusion) and Magic Software Enterprises. The Company’s database products encounter competition from several companies including Oracle, Microsoft SQL/ Server, IBM DB2, Sybase and IBM Informix.

A number of the Company’s competitors have significantly more financial, technical, marketing and other resources than the Company. As a result, these competitors may be able to respond more quickly to new or emerging technologies, evolving markets, changes in customer requirements, and may devote greater resources to the development, promotion and sale of their products.

      The Company believes that its ability to compete in the various MDMS and RAD markets depends on factors both within and outside its control, including the timing, performance and price of new products developed by both the Company and the Company’s competitors. Although the Company believes that it currently competes favorably with respect to most of these factors, the Company may not be able to maintain its competitive position against current and potential competitors, especially those with greater resources.

Intellectual Properties and Other Proprietary Rights

      The Company relies primarily on a combination of trade secret, copyright and trademark laws and contractual provisions to protect its intellectual property and proprietary rights. The Company’s trademarks and service marks include, but are not limited to, Raining Data, Pick, Pick Systems, Omnis, mvEnterprise, mvBase, mvDesigner and D3. In addition to trademark and copyright protections, the Company licenses its products to end users on a “right to use” basis pursuant to a perpetual license agreement that restricts use of products to a specified number of users. The Company generally relies on “shrink-wrap” or “click-wrap” licenses that become effective when a customer opens the package or downloads and installs the software on its system. In order to retain exclusive ownership rights to its software and technology, the Company generally provides its software in object code only, with contractual restrictions on copying, disclosure, and transferability. There can be no assurance that these protections will be adequate, or that the Company’s competitors will not independently develop technologies that are substantially equivalent or superior to the Company’s technology.

Production

      The Company utilizes certain of its distributors in some international markets to localize the products in these markets, including conversion of the product and product documentation to local languages, where necessary. The distributor for that market then handles the production of the resulting localized product.

Backlog

      The Company generally ships software products as orders are received and has historically operated with little backlog. As a result, the Company’s license revenue in any given quarter is dependent upon orders received and product shipped during the quarter. Traditionally there has been a short cycle between receipt of an order and shipment. Consequently, the Company does not believe that its backlog as of any particular date is meaningful.

Employees

      At May 31, 2002, the Company had 145 employees worldwide of which 101 were in the United States and 44 were in the international offices of the Company. Of the 145 employees, 140 were full time employees with approximately 40% in research and development, 20% in technical support, 20% in sales and marketing and 20% in general and administrative functions.

Executive Officers

      The following sets forth certain information regarding the executive officers of the Company as of April 15, 2002:

Name	Age	Position(s)

Carlton H. Baab	44	President and Chief Executive Officer
Mario I. Barrenechea	41	Senior Vice President, Worldwide Sales and Marketing
Mark Allen	57	Vice President, Worldwide Customer Support & Training
Brian C. Bezdek	31	Vice President, Finance, Corporate Controller & Secretary
John Bramley	45	Vice President, New Applications
Janet Crumpley	45	Vice President, Sales, North America, Latin America & Asia
Rick Davies	49	Vice President, Customer Service, Major Accounts
Gwyneth M. Gibbs	58	Vice President, European Operations
Soheil Raissi	46	Vice President, Product Development & Professional Services

      Mr. Baab joined the Company as the President and Chief Executive Officer in August 2001. From May 2001 to August 2001, Mr. Baab served as a Managing Principal of Astoria Capital Management, a significant stockholder of the Company. In August 2001, Mr. Baab took a formal leave of absence to join the Company. From January 2000 to April 2001, Mr. Baab was the Vice President of Finance and Chief Financial Officer of Certive, Inc., a web-based small-business services firm. From January 1999 to January 2000, Mr. Baab was the Chief Operating Officer and Chief Financial Officer of RemarQ Communities, Inc., a web-based provider of discussion group services. Mr. Baab served as Chief Financial Officer of the CKS Group, a marketing communications company, from February 1994 through December 1998.

      In addition, Mr. Baab served as an Executive Vice President and the Secretary of CKS from August 1995 through December 1998 and as CKS’s Chief Operating Officer from August 1995 through May 1996. Mr. Baab also served on the Board of Directors of Momentum Business Applications, Inc. (Nasdaq: MMTM), which provided research and development expertise on a contract basis, until Momentum was acquired by PeopleSoft (Nasdaq: PSFT) in April 2002. Mr. Baab also serves on the University of Southern California, School of Engineering Board of Councilors. Mr. Baab holds a B.S. in Electrical Engineering, with honors, from the University of Southern California and an M.B.A. from the Harvard Graduate School of Business Administration.

      Mr. Barrenechea has served as Senior Vice President, Worldwide Sales and Marketing since December 2000. Mr. Barrenechea joined the Company from PickAx where he served in a similar capacity. From 1994 until joining PickAx in 2000, Mr. Barrenechea served in various executive sales and marketing capacities at Informix, Inc., a leading supplier of computer software relational and multidimensional databases. Mr. Barrenechea holds a B.S. in Electrical Engineering from Temple University.

      Mr. Allen joined the Company as Vice President, Worldwide Customer Support and Training in August 2001. From January 2000 to August 2001, Mr. Allen served as Vice President, Service and Support at Bay Logics, a computer software company. From July 1998 to December 1999, Mr. Allen served as Director, Software Services at SGI (formally Silicon Graphics Computer Systems). In addition, from June 1997 to June 1998, Mr. Allen served as Director, Research and Development at CoCreate Software, Inc. Mr. Allen attended the University of Massachusetts where he majored in Business Administration.

      Mr. Bezdek joined the Company as Vice President, Finance, Corporate Controller and Secretary in April 2002. From May 1996 to April 2002, Mr. Bezdek held various corporate finance positions, most recently as Vice President of Finance, at Activision Publishing Inc. (Nasdaq: ATVI), a worldwide publisher, developer and distributor of video games and interactive entertainment products. Mr. Bezdek holds a B.S. in Business Administration from Bowling Green State University and is a Certified Public Accountant as well as a Certified Cash Manager.

      Mr. Bramley has served as Vice President, New Applications since September 2001. Mr. Bramley joined the Company from PickAx where he served as Vice President, Engineering until his change in title. Mr. Bramley joined Pick Systems in November 1996, which was acquired by PickAx in March 2000. Mr. Bramley holds a B.S. in Computer Science from the State University of New York at Plattsburgh.

      Ms. Crumpley has served as Vice President, Sales North America, Latin America and Asia since December 2000. Ms. Crumpley joined the Company from PickAx where she served as Vice President of Sales. Ms. Crumpley joined Pick Systems in January 1988 and served in various sales positions including National Sales Director. Ms. Crumpley holds a B.A. in Business from Boston Business College.

      Mr. Davies has served as Vice President, Customer Service, Major Accounts since August 2001. Mr. Davies joined the Company from PickAx where he served as Vice President Technical Services. Mr. Davies joined Pick Systems in May 1986. Mr. Davies holds a B.S. in Information and Computer Science and a B.A. in Psychology from the University of California at Irvine.

      Mrs. Gibbs has served as Vice President, European Operations from the Company’s offices in the United Kingdom since December 2000. Mrs. Gibbs served as President and Interim Chief Executive Officer of Omnis, Inc. from October 1998 until the Company’s merger with PickAx in December 2000. Mrs. Gibbs joined the Company in October 1994 and was initially responsible for Research and Development in Europe. Mrs. Gibbs holds a B.S. in Astronomy from the University of London.

      Mr. Raissi has served as Vice President, Product Development and Professional Services since September 2001. From March 2001 to September 2001, Mr. Raissi performed independent software and management consulting services. From September 2000 to March 2001, Mr. Raissi served as Vice President, Product Development for Equative, Inc., a computer software company providing web-based enterprise resource management applications to medium and larger enterprises. From September 1999 to August 2000, Mr. Raissi served as Vice President, Technical Services for Zland.com, an application service provider supplying hosted web-based applications through the Internet. From February 1996 to September 1999, Mr. Raissi served as the founding President of the Information Technology Group, which provided record and information management and retention scheduling software services to Fortune 1000 companies. Mr. Raissi holds a B.S. in Computer Science from California State University, Dominguez Hills and a B.A. in Literature from Pars University in Tehran, Iran.

Item 2.     Description of Property

      Following its acquisition of PickAx, the Company relocated its headquarters from San Carlos, California, to Irvine, California, where the Company currently leases approximately 44,750 square feet of office space in two buildings pursuant to a lease that expires in 2005 and provides for a base monthly rent of approximately $69,000. The facility accommodates engineering, technical support, sales, marketing, and general administration. The Company subleases one of the two buildings representing approximately 13,000 square feet to Marvin Engineering Company, an unrelated third party.

      The Company owns a three-story building consisting of approximately 5,900 total square feet located on approximately six acres of land in Suffolk, England. The facility houses engineers, marketing, and technical support.

      The Company also leases three sales and support offices in the United States and Europe. The Company does not invest in real estate as part of its investment decisions.

Item 3.     Legal Proceedings

      In addition to the matters described below, the Company is subject from time to time to claims and suits arising in the ordinary course of business.

      In May 2001, General Automation initiated litigation in Superior Court of the State of California for the County of Orange against the Company for breach of contract relating to the Pick Systems purchase of selected assets of General Automation in August 2000. General Automation seeks in excess of $1,000,000 in damages, penalties and interest, in addition to attorneys’ fees and costs. The Company has asserted counterclaims for fraud, breach of contract and indemnity. Currently, the Company and General Automation are in discussions to settle the claims. Barring a settlement, a trial date has been set for July 28, 2002. The Company does not expect the ultimate resolution of this matter to have a material adverse effect on its results of operations. However, a payout of the amount sought by General Automation would have a significant impact on the Company’s liquidity and capital resources.

      In July 2000, Park Applications Computer Engineering, Ltd. (PACE) sued the Company in the Queen’s Bench Division Company of the High Court of Justice in Northern Ireland. PACE sought damages of $800,000 plus penalties and interest for alleged breach of contract relating to the purchase by Pick Systems of software from PACE. In January 2002, the Company and PACE entered into a settlement agreement under which the Company agreed to pay $500,000 to PACE. Of this settlement, $250,000 was paid to PACE in January 2002 and the remaining $250,000 will be paid over a two-year period.

      In June 2001, Douce Bis sued the Company’s UK subsidiary in the Commercial Court of Paris, France for approximately $990,000 plus costs. The claim was for compensation and loss of profits due Douce Bis under the terms of the Douce Bis/ Omnis distributorship agreement entered into in 1983 and extended from time to time thereafter. The Company terminated Douce Bis as the Omnis distributor in France effective December 2000. The Company and Douce Bis entered into a settlement agreement in April 2002 under which the Company paid the U.S. dollar equivalent of $415,000.

      In June 2001, Thomas Arata, Jr. and Edward Runci, former employees of PickAx, sued the Company in the Civil District Court for the Parish of Orleans in Louisiana. The suit was for unspecified amounts charging breach of contract, fraud, breach of fiduciary duty, unfair trade practices, and unjust enrichment concerning Arata’s and Runci’s activities for and on behalf of PickAx prior to and during PickAx’s acquisition of Pick Systems in March 2000 and the subsequent termination of their employment. In May 2002, the Company entered into a settlement agreement with Arata and Runci under which it paid to Arata and Runci an aggregate amount of $250,000 in cash and 100,000 shares of the Company’s common stock.

Item 4.     Submission of Matters to a Vote of Security Holders

      No matters were submitted for a vote of the stockholders of the Company during the fourth quarter of the fiscal year ended March 31, 2002.

PART II

Item 5.     Market for Common Equity and Related Stockholder Matters

Market Information

      The common stock of the Company is traded on the NASDAQ SmallCap Market under the symbol “RDTA”.

      The following table sets forth the high and low closing prices for the Company’s common stock for fiscal years 2001 and 2002:

Fiscal Year 2001	High	Low

First Quarter	$16.50	$5.63
Second Quarter	$9.50	$5.81
Third Quarter	$14.00	$2.94
Fourth Quarter	$11.13	$4.81

Fiscal Year 2002	High	Low

First Quarter	$6.00	$5.00
Second Quarter	$5.60	$1.55
Third Quarter	$5.70	$1.43
Fourth Quarter	$3.63	$2.10

      On June 21, 2002, the closing price for the Company’s common stock on the NASDAQ SmallCap Market was $1.60 and there were approximately 200 holders of record of the Company’s common stock.

Dividends

      The Company has never declared or paid dividends on its common stock. The Company intends to retain earnings, if any, for the operation and expansion of the Company’s business, and therefore does not anticipate paying any cash dividends in the foreseeable future.

Information Regarding Equity Compensation Plans

      The Company does not have any equity compensation plans other than those approved by its stockholders. The Company’s equity compensation plans and activities are more fully discussed in the Notes to the Consolidated Financial Statements in Items 7 and 8 of this Form 10-KSB.

      The following table sets forth information regarding the number of shares of the Company’s common stock that may be issued pursuant to equity compensation plans or arrangements of the Company as of March 31, 2002.

Number of Securities
Remaining Available for
	Number of Securities to be		Future Issuance Under Equity
	Issued Upon Exercise of	Weighted Average Exercise	Compensation Plans
	Outstanding Options,	Price of Outstanding Options,	(Excluding Securities
	Warrants and Rights	Warrants and Rights	Reflected in Column (a))
Plan Category	(a)	(b)	(c)

Equity compensation plans approved by security holders	3,647,593 (1)	$3.41	2,319,047 (2)
Equity compensation plans not approved by security holders	N/A	N/A	N/A

(1)	Represents shares of common stock that may be issued pursuant to outstanding options granted under the following plans: 3,527,416 shares under the 1999 Stock Option Plan, 18,824 shares under the 1996 Stock Option Plan, 88,973 share under the 1993 Directors Warrant Plan and 12,380 shares under the 1987 Stock Option Plan. The 1996 Stock Option Plan, the 1993 Directors Warrant Plan and the 1987 Stock Option Plan were terminated, except as to options then issued and outstanding under such plans. In addition, in connection with the Company’s acquisition of PickAx in December 2000, the Company assumed the PickAx Option Plan. The Company will not grant any further options under the PickAx Option Plan, except options to purchase 607,254 shares with a weighted exercise price of $2.96 which are currently outstanding.

(2)	Represents shares of common stock that may be issued pursuant to options available for future grant under the following plans: 1,319,047 shares under the 1999 Stock Option Plan as well as 1,000,000 shares of common stock available for purchase by employees under the 2001 Employee Stock Purchase Plan.

Item 6.     Management’s Discussion and Analysis

      This Form 10-KSB contains forward-looking statements within the meaning of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended. Such statements include the Company’s expectations, hopes, and intentions regarding the future, including but not limited to statements regarding the Company’s strategy, competition, development plans (including anticipated cost, timing and eventual acceptance of new products and services by the market), financing, revenue, and operations. Forward-looking statements involve certain risks and uncertainties, and actual results may differ materially from those discussed in any such statement. Factors that could cause actual results to differ materially from such forward-looking statements include the risks described in the “Risk Factor” section and elsewhere in this Form 10-KSB. All forward-looking statements in this document are made as of the date hereof, based on information available to the Company as of the date hereof, and the Company assumes no obligation to update any forward-looking statement.

      This discussion and analysis of the financial statements and results of operations should be read in conjunction with the Company’s audited Consolidated Financial Statements, including the related notes thereto, contained elsewhere in this Form 10-KSB.

Restatement of Financial Statements

      On February 14, 2002, Raining Data announced that it would restate its financial statements for the fiscal year ended March 31, 2001 and each of the six quarterly periods ended September 30, 2001 due to the misapplication of certain accounting standards. This annual report on Form 10-KSB contains restated financial information and related disclosures for the year ended March 31, 2001 and reflects, where appropriate, changes as a result of the restatements.

Critical Accounting Policies and Estimates

      The discussion and analysis of the Company’s financial condition and results of operations is based on the Company’s consolidated financial statements, which have been prepared in accordance with accounting principles generally accepted in the United States of America. The preparation of these financial statements requires management to make estimates and judgments that affect the reported amounts of assets, liabilities, revenue and expenses and disclosure of contingent liabilities.

      On an on-going basis, the Company evaluates its estimates, including those related to revenue recognition, allowance for doubtful accounts, long-lived and intangible assets and goodwill and contingencies and litigation. The Company bases its estimates on historical experience and on various other assumptions that it believes to be reasonable under the circumstances. Actual results may differ from these estimates under different assumptions or conditions.

      The Company has identified the accounting policies below as the policies critical to its business operations and the understanding of its results of operations. The Company believes the following critical accounting policies and the related judgments and estimates affect the preparation of its consolidated financial statements:

      Revenue Recognition — The Company recognizes revenue using the residual method pursuant to the requirements of Statement of Position No. 97-2, “Software Revenue Recognition” (SOP 97-2), as amended by Statement of Position No. 98-9, “Software Revenue Recognition with Respect to Certain Arrangements”. Under the residual method, revenue is recognized in a multiple element arrangement when Company-specific objective evidence of fair value exists for all of the undelivered elements in the arrangement, but does not exist for one or more of the delivered elements in the arrangement. At the outset of the arrangement with the customer, the Company defers revenue for the fair value of its undelivered elements (e.g., maintenance) and recognizes revenue for the remainder of the arrangement fee attributable to the elements initially delivered in the arrangement (e.g., software license) when the basic criteria in SOP 97-2 have been met.

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

      Professional services, maintenance and other revenues relate primarily to consulting services, maintenance and training. Maintenance revenues are recognized ratably over the term of the maintenance contract, typically 12 months. Consulting and training revenues are recognized as the services are performed and are usually on a time and materials basis. Such services primarily consist of implementation services related to the installation of the Company’s products and do not include significant customization to or development of the underlying software code.

      Allowance for Doubtful Accounts — The Company maintains allowances for doubtful accounts for estimated losses resulting from the inability of the Company’s customers to make required payments. The amount of the Company’s reserves is based on historical experience and its analysis of the accounts receivable and the balances outstanding. If the financial condition of the Company’s customers were to deteriorate, resulting in an impairment of their ability to make payments, additional allowances may be required which would result in an additional selling and marketing expense in the period such determination was made. While such credit losses have historically been within the Company’s expectations and the provisions established, the Company cannot guarantee that it will continue to experience the same credit loss rates that it has in the past.

      Long-Lived and Intangible Assets and Goodwill — The Company assesses the impairment of identifiable intangibles, long-lived assets and related goodwill and enterprise level goodwill whenever events or changes in circumstances indicate that the carrying value may not be recoverable. Factors the Company considers to be important which could trigger an impairment review include the following:

•	Significant underperformance relative to expected historical or projected future operating results;

•	Timing of the Company’s revenue, significant changes in the manner of use of the acquired assets or the strategy for the overall business;

•	Significant negative industry or economic trends;

•	Significant decline in the Company’s stock price for a sustained period; and

•	The Company’s market capitalization relative to net book value.

      When the Company determines that the carrying value of intangibles, long-lived assets and related goodwill and enterprise level goodwill may not be recoverable based upon the existence of one or more of the above indicators of impairment and the carrying value of the asset cannot be recovered from projected undiscounted cash flows, the Company measures any impairment based on a projected undiscounted cash flow method using a discount rate determined by its management to be commensurate with the risk inherent in the current business model. Significant management judgment is required in determining whether an indicator of impairment exists and projecting cash flows.

      Contingencies and Litigation — The Company estimates a range of liability related to pending litigation based on claims for which its management can estimate the amount and range of loss. The Company records the minimum estimated liability related to those claims, where there is a range of loss. Because of the uncertainties related to both the amount and range of loss on litigation, management may be unable to make a reasonable estimate of the liability that could result from an unfavorable outcome. As additional information becomes available, the Company will assess the potential liability related to its pending litigation and revise its estimates. Such revisions in the Company’s estimates of the potential liability could materially impact the results of operations and financial position.

Results of Operations

      Effective December 1, 2000, the Company completed the acquisition of PickAx. The results for the year ended March 31, 2002 include a full year of combined operations. The results of operations for the fiscal year ended March 31, 2001 differ materially because they contain only four months of combined operations. Consequently, the results of prior periods are not directly comparable to these periods or future periods. Given the limited amount of data on the combined operations, it may be more difficult for the Company to identify significant trends in the operating results. The Company does, however, view the MDMS and RAD markets in which it operates to be relatively stable and consistent from period to period and anticipates that its revenue in those markets will remain stable for the foreseeable future. The Company is committed to research and development efforts that are intended to allow it to penetrate new markets and generate new sources of revenue. However, such efforts may not result in new products and any new products may not achieve market acceptance. In addition, the ability of the Company to continue its research and development efforts at anticipated levels is subject to the availability of adequate liquidity and other risks described below.

      The Company sells its products in U.S. Dollars in North America, British Pounds Sterling in the United Kingdom and Euros in Germany and France. Foreign exchange gains and losses have not been material to the Company’s performance to date.

      The following table sets forth, as a percentage of total net revenue, certain Consolidated Statement of Operations data for the periods indicated, except for the cost of license revenue and the cost of service revenue, which are expressed as a percentage of the related revenue. This information should be read in conjunction with the Consolidated Financial Statements and the Notes thereto included elsewhere in this Form 10-KSB.

	Twelve Months Ended

	March 31,	March 31,	March 31,
	2002	2001	2000

Net Revenue License	49%	66%	80%
Service	51%	34%	20%

Total Net Revenue	100%	100%	100%
Cost of Sales
Cost of License Revenue (as a % of License Revenue)	4%	5%	3%
Cost of Service Revenue (as a % of Service Revenue)	32%	53%	23%
Gross Margin on License Revenue	96%	95%	96%
Gross Margin on Service Revenue	68%	47%	77%
Operating Expenses
Selling and Marketing	31%	60%	52%
Research and Development	28%	42%	37%
General and Administrative	35%	45%	60%
Stock-based Compensation	6%	19%	18%
Amortization of Goodwill and Intangible Assets	64%	45%	0%
Total Costs and Expenses	181%	233%	174%
Operating Loss	(81)%	(133)%	(74)%
Other Expense, net	(21)%	(19)%	(2)%
Net Loss	(102)%	(152)%	(76)%

     Revenue

      Net Revenue. Total net revenue increased 115% to $20.0 million in the fiscal year ended March 31, 2002 from $9.3 million in the fiscal year ended March 31, 2001. Net revenue increased 50% to $9.3 million for the fiscal year ended March 31, 2001 from $6.2 million for the fiscal year ended March 31, 2000.

      The Company’s revenue is derived principally from two sources: fees from software licensing and fees for services, including consulting, training, maintenance and technical support. License revenue increased 60% to $9.9 million in the fiscal year ended March 31, 2002 from $6.2 million in fiscal year ended March 31, 2001. For the year ended March 31, 2001, license revenue increased 24% to $6.2 million from $5.0 million for the year ended March 31, 2000.

      Service revenue increased 225% to $10.1 million in the fiscal year ended March 31, 2002 from $3.1 million in the fiscal year ended March 31, 2001. For the year ended March 31, 2001, service revenue increased 158% to $3.1 million from $1.2 million for the year ended March 31, 2000.

      The increase in total net revenue and service revenue as a percentage of total net revenue over the last three fiscal years is primarily due to the acquisition of PickAx in December 2000. PickAx service revenue was a more significant component of its total revenue as compared to the Omnis revenue mix. Combined operations increased total net revenue as most product lines were continued post-acquisition. The Company does, however, view the MDMS and RAD markets in which it operates to be relatively stable and consistent from period to period and does not anticipate a significant increase in revenue from those markets for the foreseeable future. In the longer term, the Company expects that the MDMS and RAD markets will eventually contract as customers adopt newer technologies. The Company will, when it believes it to be strategically beneficial, raise the selling price of its products, both existing and new releases. These price increases may increase the revenue of the Company without any growth in the markets in which the Company operates. There can be no guarantee that any pricing actions the Company may take will be successful in generating additional revenue.

      No single customer accounted for more than 10% of revenue during the fiscal years ended March 31, 2002 and 2001. For the year ended March 31, 2000, one customer, Nortel, accounted for 19% of the Company’s revenue.

     Cost of Revenue

      Cost of License Revenue. Cost of license revenue is comprised of direct costs associated with software license sales including software packaging, documentation and physical media costs. Cost of license revenue as a percentage of license revenue decreased to 4% in the fiscal year ended March 31, 2002 from 5% for the prior year. The decrease in cost of license revenue as a percentage of license revenue was due to the redesigned packaging and documentation of the former PickAx products. The cost of license revenue as a percentage of license revenue for the year ended March 31, 2000 was 4%.

      Cost of Service Revenue. Cost of service revenue includes consulting, technical support, and training, all of which consist primarily of personnel related costs. Cost of service revenue as a percentage of net service revenue decreased to 32% in the fiscal year ended March 31, 2002 from 53% in the fiscal year ended March 31, 2001. The decrease in cost of service revenue as a percentage of service revenue in the fiscal year ended March 31, 2002 was primarily due to management’s streamlining of operations and overhead cost reductions. Cost of service revenue as a percentage of net service revenue increased from 23% in the year ended March 31, 2000 to 53% in the year ended March 31, 2001. This was primarily due to the increase in service revenue acquired from PickAx in December 2000.

     Operating Expense

      Selling and Marketing Expense. Selling and marketing expense consists of salaries, benefits, sales commissions, travel, information technology and allocated overhead costs for the Company’s sales and marketing personnel. Selling and marketing expense increased 9% to $6.1 million in the fiscal year ended March 31, 2002 from $5.6 million in the fiscal year ended March 31, 2001, representing 31% and 60% of total net revenue during the periods, respectively. For the year ended March 31, 2001, selling and marketing expense increased 74% to $5.6 million from $3.2 for the year ended March 31, 2000. The increase in absolute dollars in selling and marketing expense was due primarily to the acquisition of the PickAx operations, including higher levels of personnel staffing in PickAx in order for the Company to begin marketing all of the Company’s products to all of the Company’s customers as envisioned in the PickAx acquisition. In addition, the Company began marketing the Company’s products to customers in other multi-dimensional market spaces not previously included in the Company’s sales and marketing efforts. If the research and development efforts of the Company are successful and new products or services are created, the Company would then expect to incur increased sales and marketing expense to promote those new products in future periods.

      Research and Development Expense. Research and development expense consists primarily of salaries and other personnel-related expense for engineering personnel, allocated overhead costs, costs of contractors and depreciation of equipment used in the development of our software products. Research and development expense increased 42% to $5.6 million in the fiscal year ended March 31, 2002, from $3.9 million in the fiscal year ended March 31, 2001, representing 28% and 42% of total net revenue during the periods, respectively. For the year ended March 31, 2001, research and development expense increased 71% to $3.9 million from $2.3 million for the year ended March 31, 2000. The increase in research and development expense was due primarily to the efforts of the Company to develop products reflecting the combination of technologies resulting from the acquisition. The decrease of research and development expense as a percentage of revenue from the year ended March 31, 2001 to the year ended March 31, 2002 is attributable to the significant increase in net revenues during the fiscal 2002 year. Since the start of fiscal year 2002, the Company has changed the mix of its research and development efforts to include technologies, markets and products outside of its historical market, specifically XML-based Internet infrastructure products. The Company is committed to its research and development efforts and expects research and development expense in absolute dollars to remain stable in future periods and may increase if both liquidity improves and management believes that additional spending is warranted. Such efforts may not result in new products and any new products may not generate sufficient revenue, if any, to offset the research and development expense.

      General and Administrative Expense. General and administrative expense includes costs associated with the Company’s finance, human resources, legal and other administrative functions. These costs consist principally of salaries and other personnel related expenses, professional fees, provision for doubtful accounts, equipment depreciation and allocated overhead costs. General and administrative expense increased 64% to $6.9 million in the fiscal year ended March 31, 2002 from $4.2 million in the fiscal year ended March 31, 2001. General and administrative expense represented approximately 35% of total net revenue in the fiscal year ended March 31, 2002 and 45% of total net revenue in the fiscal year ended March 31, 2001. For the year ended March 31, 2001, general and administrative expense increased 14% to $4.2 million from $3.7 million for the year ended March 31, 2000. This increase was due to severance and related costs being incurred as a result of cost reduction efforts following the PickAx acquisition and initiatives to eliminate redundant operations and activities. The Company also incurred severance and related costs in the year ended March 31, 2002 related to the changes in management and costs associated with the restatement of the Company’s financial statements. The Company believes that the severance costs incurred in the years ended March 31, 2002 and 2001 and restatement costs incurred in the year ended March 31, 2002 were one-time costs and, as a result, reductions in general and administrative cost related to the current structure and operations of the Company are possible in future years.

      Stock-Based Compensation. Stock-based compensation decreased to $1.2 million in the fiscal year ended March 31, 2002, from $1.8 million in the fiscal year ended March 31, 2001. The decrease in stock-based compensation is attributable primarily to cancellations of options for terminated employees, options nearing the end of their vesting periods and a decrease in new options being granted with an exercise price below fair value at the date of grant. For the year ended March 31, 2001, stock-based compensation increased 61% to $1.8 million from $1.1 million for the year ended March 31, 2000. See “Recently Issued Accounting Standards” below.

      Amortization of Goodwill and Intangible Assets. The Company recorded $12.8 million for the amortization of goodwill and intangible assets in the fiscal year ended March 31, 2002 related to the acquisition of PickAx. The Company incurred $4.2 million in goodwill and intangible asset amortization expense for the fiscal year ended March 31, 2001. The increase is due to a full year of amortization in the year ended March 31, 2002 as compared to only four months of amortization for the year ended March 31, 2001.

      Other Expense. Other expense is primarily comprised of net interest expense and gains and losses on foreign currency transactions. Interest expense increased to $3.9 million in the fiscal year ended March 31, 2002 from $1.3 million in the fiscal year ended March 31, 2001. The increase in interest expense relates primarily to the note payable to Astoria for the principal amount of $18.5 million, which was assumed in the acquisition of PickAx, accretion of a note discount resulting from stock warrants issued to Astoria in connection with the loan and other long term notes payable totaling $1.0 million borrowed by the Company from other stockholders in August and September 2000.

      The Company sells its products in U.S. Dollars in North America, in British Pounds Sterling in the United Kingdom and in Euros in Germany and France. As the Company recognizes revenue and expenses in these various currencies but reports its financial results in U.S. Dollars, changes in exchange rates may cause variances in the Company’s period-to-period revenue and results of operations in future periods. Foreign exchange gains and losses have not been material to the Company’s performance to date.

     Net Loss

      Net Loss. The net loss for the year ended March 31, 2002 was $20.4 million or $1.23 per share as compared to a loss of $14.2 million or $1.21 per share for the fiscal year ended March 31, 2001. The increased loss relates to the PickAx acquisition for which the Company recognized approximately $12.8 million in amortization of goodwill and intangible assets and approximately $3.9 million in interest expense for the fiscal year ended March 31, 2002.

     EBITDA

      The Company had earnings before interest, taxes, depreciation and amortization (EBITDA) of negative $1.6 million and negative $5.9 million for the fiscal years ended March 31, 2002 and 2001 respectively. The improvement in EBITDA was primarily due to cost control and reductions in the second half of the fiscal year ended March 31, 2002. EBITDA is defined as Operating Income (Loss) with an add-back for depreciation, goodwill and non-goodwill amortization, and non-cash stock-based compensation expense.

      EBITDA does not represent funds available for management’s discretionary use and is not intended to represent cash flow from operations. EBITDA should not be construed as a substitute for operating income or as a better measure of liquidity than cash flow from operating activities, which are determined in accordance with generally accepted accounting principles (“GAAP”). EBITDA excludes components that are significant in understanding and assessing the Company’s results of operations and cash flows. In addition, EBITDA is not a term defined by GAAP and as a result the Company’s measure of EBITDA might not be comparable to similarly titled measures used by other companies.

      However, the Company believes that EBITDA is relevant and useful information, which is often reported and widely used by analysts, investors and other interested parties in the Company’s industry. Accordingly, the Company is disclosing this information to permit a more comprehensive analysis of our operating performance, as an additional measure of performance and liquidity and to provide additional information with respect to the Company’s ability to service its debt and to meet its capital expenditure and working capital requirements. See the Consolidated Financial Statements and Notes thereto contained elsewhere in this report for more information.

     Quarterly Operating Results

RAINING DATA CORPORATION

CONSOLIDATED STATEMENTS OF OPERATIONS DATA

	Fiscal Year Ended March 31, 2002

	Q1	Q2	Q3	Q4

	(in $ 000’s)
Total Net Revenue	$5,236	$4,593	$5,089	$5,127
Total Costs and Expenses	8,646	8,214	8,009	7,819
Operating Loss	(4,565)	(4,678)	(3,585)	(3,439)
Net loss	(5,512)	(5,627)	(4,595)	(4,692)
EBITDA	$(823)	$(1,058)	$141	$158

      The Company believes the quarterly financial results show stability in net revenue derived from the MDMS and RAD markets, which the Company expects to continue in future periods. The decrease in the costs and expenses and improvement in the operating results for the second half of fiscal 2002 are the result of management’s increased focus on costs and operation control. The Company expects to continue those efforts while maintaining its spending on research and development.

Liquidity and Capital Resources

      At March 31, 2002, the Company had $4.5 million in cash. Astoria Capital Partners, L.P. (“Astoria”) has a security interest in all of the Company’s assets in support of a note assumed in the acquisition of PickAx. The note had a balance, including accrued interest, of $20.5 million at March 31, 2002. On June 10, 2002, Astoria and the Company amended the terms of the note to extend the maturity date from November 30, 2002 to May 30, 2003 and to increase the interest rate from 8% to 10% beginning June 30, 2002. The note will accelerate in the event of certain public or private offerings of equity securities. The note will continue to accrue interest until maturity or retirement prior to that time. The note does not provide for any further borrowings and gives Astoria the right to approve any acquisitions by the Company in excess of $1,000,000. In addition to this debt, Astoria holds all of the Company’s preferred stock and a majority of the outstanding common stock. Mr. Baab, the Company’s President and Chief Executive Officer, served as a Managing Principal of Astoria until taking a formal leave of absence to join the Company in August 2001.

      The Company believes that its cash flow from operating activities will be sufficient to meet the Company’s operating and capital expenditure requirements for the remainder of the fiscal year ending March 31, 2003. However, unless the note is extended or otherwise converted to equity, the Company does not expect its cash flow from operating activities to be sufficient to enable the Company to meet its debts when they mature, including the Astoria note. The Company’s ability to service and pay its debt is dependent upon the Company’s future financial performance, which will be affected by, among other things, prevailing economic conditions, the public market for the Company’s stock and other factors beyond the Company’s control. The Company is committed to research and development efforts that are intended to allow it to penetrate new markets and generate new sources of revenue and improve operating results. If these efforts are successful, the Company hopes to take advantage of opportunities in the equity and capital markets to raise the funds necessary either to pay down its debt to Astoria or to negotiate the conversion of the debt, in part or in whole, to equity. If these efforts are unsuccessful, the Company will need to negotiate with Astoria to further extend the maturity date of the note. There can be no assurance that Astoria would agree to extend the note on terms favorable to the Company or at all. If Astoria declined to extend or convert the note and the Company is unable to obtain additional financing, Astoria will be able to foreclose on the assets of the Company secured by the note and the Company may not be able to continue its operations. Even if the note is extended or converted, the Company may need additional funds unless the Company experiences a significant improvement in its operating results. The Company may seek to raise additional funds through public or private equity financing or bank lines of credit or from other sources. Given the recent financial performance of the Company, it is unlikely that the Company would be in a position to obtain a line of credit at the present time. No assurance can be given that additional financing will be available or that, if available, such financing will be on terms favorable to the Company. To address its liquidity concerns, the Company may explore other options including a sale of the Company or its assets or a corporate reorganization.

      There has been a positive change in cash position during the last three fiscal years ended March 31, 2002; however, the Company can make no assertion that it will be in a relatively better cash position as of the end of the current fiscal year. The Company’s primary focus has been on research and development, which has required cash outlays without the immediate or short-term receipt of related revenue. The Company has utilized proceeds from private stock placements and debt issuance to fund research and development, aggressive sales and marketing efforts and legal matters as noted elsewhere in Item 7 in the Notes to the Consolidated Financial Statements contained therein.

      The Company had a working capital deficit of $4.7 million at March 31, 2002. Of this total deficit, $4.2 million represents deferred revenue that the Company earns over the remaining life of the underlying service contracts, usually 12 months, as more fully discussed in the Notes to the Consolidated Financial Statements. The Company believes the costs to deliver the minimum services necessary to record and earn the deferred revenue to be less than 20% of that amount.

      As discussed in Item 3, the Company has pending litigation with General Automation, which seeks in excess of $1,000,000 in damages. Although, the Company does not expect the ultimate resolution of this matter to have a material adverse effect on its results of operations, a payout of the amount sought by General Automation would have a significant impact on the Company’s liquidity and capital resources.

      The Company had no material commitments for capital expenditures at March 31, 2002.

Recently Issued Accounting Standards

      In June 2001, the FASB issued SFAS No. 141, Business Combinations (SFAS No. 141), and SFAS No. 142, Goodwill and Other Intangible Assets (SFAS No. 142). SFAS No. 141 requires that the purchase method of accounting be used for all business combinations initiated after June 30, 2001 and eliminates the pooling of interests method. SFAS No. 141 specifies criteria that intangible assets acquired in a business combination must meet to be recognized and reported separately from goodwill. SFAS No. 142 requires that goodwill and intangible assets with indefinite useful lives no longer be amortized, but instead tested for impairment at least annually in accordance with the provisions of SFAS No. 142. SFAS No. 142 also requires that intangible assets with estimable useful lives be amortized over their respective estimated useful lives to their estimated residual values. In addition, SFAS No. 142 includes provisions upon adoption for the reclassification of certain existing recognized intangibles and goodwill, reclassification of certain intangibles out of previously reported goodwill, reassessment of the useful lives of recognized intangibles and testing for impairment of those intangibles.

      The Company adopted the provisions of SFAS No. 141 as of July 1, 2001, and SFAS No. 142 became effective for the Company on April 1, 2002. SFAS No. 142 requires the Company to evaluate its existing intangible assets and goodwill that were acquired in purchase business combinations and to make any necessary reclassifications in order to conform with the new classification criteria in SFAS No. 141 for recognition separate from goodwill. The Company is required to reassess the useful lives and residual values of all intangible assets acquired, and make any necessary amortization period adjustments by the end of the first interim period after adoption. If an intangible asset is identified as having an indefinite useful life, the Company will be required to test the intangible asset for impairment in accordance with the provisions of SFAS No. 142 within the first interim period. Impairment is measured as the excess of carrying value over the fair value of an intangible asset with an indefinite life. Any impairment loss will be measured as of the date of adoption and recognized as the cumulative effect of a change in accounting principle in the first interim period.

      In connection with the SFAS No. 142 transitional goodwill impairment evaluation, the Statement requires the Company to perform an assessment of whether there is an indication that goodwill is impaired as of the date of adoption. To accomplish this, the Company must identify its reporting units and determine the carrying value of each reporting unit by assigning the assets and liabilities, including the existing goodwill and intangible assets, to those reporting units as of April 1, 2002. The Company will then have up to six months from April 1, 2002 to determine the fair value of each reporting unit and compare it to the carrying amount of the reporting unit. To the extent the carrying amount of a reporting unit exceeds the fair value of the reporting unit, an indication exists that the reporting unit goodwill may be impaired and the Company must perform the second step of the transitional impairment test. The second step is required to be completed as soon as possible, but no later than the end of the year of adoption. In the second step, the Company must compare the implied fair value of the reporting unit goodwill with the carrying amount of the reporting unit goodwill, both of which would be measured as of the date of adoption. The implied fair value of goodwill is determined by allocating the fair value of the reporting unit to all of the assets (recognized and unrecognized) and liabilities of the reporting unit in a manner similar to a purchase price allocation, in accordance with SFAS No. 141. The residual fair value after this allocation is the implied fair value of the reporting unit goodwill. Any transitional impairment loss will be recognized as the cumulative effect of a change in accounting principle in the Company’s statement of operations.

      As of the date of adoption of SFAS No. 142, the Company had unamortized goodwill in the amount of $25.6 million and unamortized identifiable intangible assets in the amount of $8.1 million, all of which will be subject to the transition provisions of SFAS No. 142. Amortization expense related to goodwill was $12.8 million for the year ended March 31, 2002. Because of the extensive effort needed to comply with adopting SFAS No. 142, it is not practicable to reasonably estimate the impact of adopting the Statements on the Company’s consolidated financial statements at the date of this report, including whether it will be required to recognize any transitional impairment losses as the cumulative effect of a change in accounting principle.

      In June 2001, the FASB issued SFAS No. 143, Accounting for Asset Retirement Obligations (SFAS No. 143). SFAS No. 143 requires the Company to record the fair value of an asset retirement obligation as a liability in the period in which it incurs a legal obligation associated with the retirement of tangible long-lived assets that result from the acquisition, construction, development and/or normal use of the assets. The Company would also record a corresponding asset, which is depreciated over the life of the asset. Subsequent to the initial measurement of the asset retirement obligation, the obligation will be adjusted at the end of each period to reflect the passage of time and changes in the estimated future cash flows underlying the obligation. The Company is required to adopt SFAS No. 143 on April 1, 2003, but does not expect adoption to have a material effect on its financial condition or results of operations.

      In August 2001, the FASB issued SFAS No. 144, Accounting for the Impairment or Disposal of Long-Lived Assets (SFAS No. 144). SFAS No. 144 addresses financial accounting and reporting for the impairment or disposal of long-lived assets. This Statement requires that long-lived assets be reviewed for impairment whenever events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable. Recoverability of assets to be held and used is measured by a comparison of the carrying amount of an asset to future net cash flows expected to be generated by the asset. If the carrying amount of an asset exceeds its estimated future cash flows, an impairment charge is recognized by the amount by which the carrying amount of the asset exceeds the fair value of the asset. SFAS No. 144 requires companies to separately report discontinued operations and extends that reporting to a component of an entity that either has been disposed of (by sale, abandonment, or in a distribution to owners) or is classified as held for sale. Assets to be disposed of are reported at the lower of the carrying amount or fair value less costs to sell. The Company adopted SFAS No. 144 on April 1, 2002. The Company has not yet determined the effect, if any, from the adoption of SFAS No. 144 on its financial condition and results of operations.

Risk Factors

      The Company operates in a rapidly changing environment that involves numerous risks and uncertainties. The following section lists some, but not all, of these risks and uncertainties that may have a material adverse effect on the Company’s business, financial condition or results of operation.

If the Company fails to acquire additional funds or pay, convert into equity or extend Astoria’s note when due, the Company may not be able to continue its operations.

      At March 31, 2002, the Company had $4.5 million in cash. The Company owes Astoria approximately $20.5 million in principal and accrued interest, which will become due upon the earlier of May 30, 2003 or certain public or private offerings of equity securities. Unless the note is extended or otherwise converted to equity, the Company does not expect its cash flow from operating activities to be able to meet its debts when they mature, including the Astoria note. The Company’s ability to service and pay its debt is dependent upon the Company’s future financial performance, which will be affected by, among other things, prevailing economic conditions, the public market for the Company’s stock and other factors beyond the Company’s control. The Company is committed to research and development efforts that are intended to allow it to penetrate new markets and generate new sources of revenue and improve operating results. If these efforts are successful, the Company hopes to take advantage of opportunities in the equity and capital markets to raise the funds necessary either to pay down its debt to Astoria or to negotiate the conversion of the debt, in part or in whole, to equity. If these efforts are unsuccessful, the Company will need to negotiate with Astoria to further extend the maturity date of the note. There can be no assurance that Astoria would agree to extend the note on terms favorable to the Company or at all. If Astoria declined to extend or convert the note and the Company is unable to obtain additional financing, Astoria will be able to foreclose on the assets of the Company secured by the note and the Company may not be able to continue its operations. Even if the note is extended or converted, the Company will need additional funds unless the Company experiences a significant improvement in its operating results. The Company may seek to raise additional funds through public or private equity financing or bank lines of credit or from other sources. Given the recent financial performance of the Company, it is unlikely that the Company would be in a position to obtain a line of credit at the present time. No assurance can be given that additional financing will be available or that, if available, such financing will be on terms favorable to the Company. To address its liquidity concerns, the Company may explore other options including a sale of the Company or its assets or a corporate reorganization.

      In addition, the Company has pending litigation with General Automation, which seeks in excess of $1,000,000 in damages. Although, the Company does not expect the ultimate resolution of this matter to have a material adverse effect on its results of operations, a payout of the amount sought by General Automation would have a significant impact on the Company’s liquidity and capital resources.

Because the market for the Company’s existing products is relatively stable, the Company’s revenue may decline if it cannot maintain market share for its products.

      The Company believes that the MDMS and RAD markets in which it currently operates are relatively stable and consistent from period to period. As a result, to grow its revenues in these markets, the Company will need to maintain its sales to existing customers and attract additional corporate development teams, commercial application developers, system integrators, independent software vendors or independent consultants to adopt its MDMS or RAD products. In addition, competitors may introduce new products or enhancements to existing products employing new technologies or incorporating new features and functionalities, which could render the Company’s existing products and services obsolete and unmarketable. To be successful, the Company must keep pace with technological developments, address the ever-changing and increasingly sophisticated needs of its customers and improve market share for its products. If the Company fails to attract new customers, or if the Company loses its customers to competitors, the Company’s revenue may decline. In the longer term, it is expected that the MDMS and RAD markets will eventually contract as customers adopt newer technologies.

If the Company does not develop new products and enhance existing products to keep pace with rapidly changing technology and industry standards, its revenues may decline.

      The Company has devoted significant resources to the research and development of products and technology. The Company believes that its future success will depend in large part on a strong development effort with respect to both its existing and new products. Since the start of fiscal year 2002, the Company has changed the mix of its research and development efforts to include technologies, markets and products outside of its historical market, specifically XML-based Internet infrastructure products. The Company intends for these efforts to improve the operating results of the Company and increase cash flow. However, such efforts may not result in new products and any new products may not be successful. The development of new, enhanced software products is a complex and uncertain process requiring high levels of innovation from the designers as well as accurate anticipation of customer and technical trends by the marketing staff. In developing new products and services, the Company may fail to develop and market products that respond to technological changes or evolving industry standards in a timely or cost-effective manner, or experience difficulties that could delay or prevent the successful development, introduction and marketing of these new products and services. The development and introduction of new or enhanced products also requires the Company to manage the transition from older products in order to minimize disruptions in customer ordering patterns and to ensure that adequate supplies of new products can be delivered to meet customer demand. Failure to develop and introduce new products, or enhancements to existing products, in a timely manner in response to changing market conditions or customer requirements, or lack of customer acceptance of the Company’s products, will materially and adversely affect the Company’s business, results of operations and financial condition.

The concentration of the Company’s stock ownership and the debt owed to principal stockholders give certain stockholders significant control over its business.

      As of March 31, 2002, Astoria and Rockport Group (“Rockport”) together beneficially owned approximately 62% of the Company’s outstanding common stock and all of the Company’s outstanding preferred stock. In addition, the Company has issued a promissory note to Astoria for approximately $20.5 million in principal and accrued interest maturing upon the earlier of May 30, 2003 or certain public or private offerings of equity securities. The note is secured by substantially all of the Company’s assets and gives Astoria rights to approve any acquisitions by the Company in excess of $1,000,000. Mr. Baab, the Company’s President and Chief Executive Officer, served as a Managing Principal of Astoria until taking a formal leave of absence to join the Company in August 2001. Mr. Wagner, a member of the Board of Directors, is the managing director of Rockport. This concentration of stock ownership, together with the outstanding debt, would allow Rockport and Astoria, acting together, to block any actions by the Company that require stockholder approval, including the election of the Board of Directors and the approval of significant corporate transactions. Also, Rockport and Astoria, acting together, could approve certain corporate actions without the consent of the other stockholders. Moreover, this concentration of ownership may delay or prevent a change in control of the Company.

If the registration rights held by Astoria and other securities holders are exercised, or these securities holders sell a substantial amount of restricted securities in the open market, the Company’s stock price may decline.

      As of March 31, 2002, the Company had 17,585,463 shares outstanding, of which approximately 12,000,000 shares were restricted securities held by Astoria and other holders. Restricted securities may be sold in the public market only if registered or if they qualify for an exemption from registration under Rule 144 promulgated under the Securities Act. At present, a substantial amount of the Company’s outstanding restricted securities are either entitled to registration rights or eligible for public sale under Rule 144, subject to volume limitations and other requirements of Rule 144. Sales of a substantial number of shares by Astoria or other securities holders in the public market, or the perception that those sales may occur, could cause the market price of the Company’s common stock to decline. In addition, if the Company registers its common stock in connection with a public offering of securities, it may be required to include shares of restricted securities in the registration, which may have an adverse effect on the Company’s ability to raise capital.

If the Company does not effectively compete with its competitors, it may have an adverse impact on the Company’s operating results.

      The market for its products is highly competitive, diverse and subject to rapid change. The Company’s products and services compete on the basis of the following key characteristics:

•	performance;

•	inter-operability;

•	scalability;

•	functionality;

•	reliability;

•	pricing;

•	post sale customer support;

•	quality;

•	compliance with industry standards; and

•	overall total cost of ownership.

      While the Company currently believes that is products and services compete favorably in the marketplace, its products and services could fall behind marketplace demands at any time. If the Company fails to address the competitive challenges, its business would suffer materially.

      The Company currently faces competition from a number of sources, including several large vendors that develop and market databases, development tools, decision support products, and consulting services. The Omnis Studio line of RAD developer products currently encounters competition from several direct competitors, including Microsoft Corporation (Visual Basic), Inprise Corporation (Delphi), Allaire Corporation (Cold Fusion) and Magic Software Enterprises. The Company’s database products encounter competition from several companies including Oracle, Microsoft SQL/ Server, IBM DB2, Sybase and IBM Informix. Additionally, as the Company expands its business, the Company expects to compete with a different group of companies, including small, highly focused companies offering single products.

      A number of the Company’s competitors have significantly more financial, technical, marketing and other resources than the Company. As a result, these competitors may be able to respond more quickly to new or emerging technologies, evolving markets, changes in customer requirements, and may devote greater resources to the development, promotion and sale of their products.

The Company has a limited operating history as a combined entity, which limits the Company’s ability to predict future operating results, and there can be no assurance that the combined business will be successful.

      In December 2000, the Company completed the acquisition of PickAx. The Company has a limited operating history as a combined entity. Consequently, the Company’s results of prior periods should not be relied upon as indications of future performance. In addition, risks and difficulties associated with the acquisition may include the Company’s ability to:

•	expand its base of customers that can serve as reference accounts for its ongoing sales efforts;

•	develop, integrate and upgrade its technology to add additional features and functionality;

•	offer new products to penetrate new markets;

•	maintain the current, and develop new, third-party relationships;

•	attract and retain qualified personnel; and

•	increase awareness of its brand name.

      There are no assurances that its business strategy will be successful or that the Company will successfully address these risks or difficulties. If the Company’s fails to address these risks or difficulties adequately, its business will likely suffer.

The Company may experience quarterly fluctuations in operating results, which may result in volatility of its stock price.

      The Company has experienced significant quarterly fluctuations in operating results in the past and anticipates such fluctuations in the future. The Company expects to continue to expend significant sums in the area of sales and marketing, operations and research and development in order to promote new product development and rapid product introduction. Because the expenses associated with these activities are relatively fixed in the short-term, the Company may be unable to adjust spending quickly enough to offset any unexpected shortfall in revenue growth or any decrease in revenue levels. Historically, the Company has often recognized a substantial portion of its license revenue in the last month of the quarter. In addition, service revenue tends to fluctuate as consulting projects, which may continue over several quarters, are undertaken or completed. Operating results may also fluctuate due to factors such as:

•	the size and timing of customer orders;

•	changes in pricing policies by the Company or its competitors;

•	the Company’s ability to develop, introduce, and market new and enhanced versions of its products;

•	the number, timing, and significance of product enhancements and new product announcements by its competitors;

•	the demand for its products;

•	changes in the proportion of revenues attributable to licenses and service fees;

•	non-renewal of customer support agreements;

•	commencement or conclusion of significant consulting projects;

•	customer order deferrals in anticipation of enhancements or new products offered by the Company or its competitors;

•	software defects and other product quality problems;

•	personnel changes; and

•	the level of international expansion.

      The Company operates without a significant backlog of orders. As a result, the quarterly sales and operating results in any given quarter are dependent, in large part, upon the volume and timing of orders booked and products shipped during that quarter. Accordingly, the Company may be unable to adjust spending in a timely manner to compensate for any unanticipated decrease in orders, sales or shipments. Therefore, any decline in demand for its products and services, in relation to the forecast for any given quarter, could materially and negatively impact the results of its operations. As a result, the Company expects its quarterly operating results to continue to fluctuate, which may cause its stock price to be volatile. In addition, the Company believes that period-to-period comparisons of its operating results should not be relied upon as indications of future performance.

The success of the Company’s business depends upon its ability to recruit, integrate and retain key personnel and management.

      Many of the Company’s executive officers joined the Company in connection with or subsequent to the acquisition of PickAx, including Carlton Baab, the Company’s President and Chief Executive Officer, who joined the Company in August 2001. Additional changes in management have occurred following Mr. Baab’s appointment, including the hiring of Soheil Raissi, Vice President, Product Development & Professional Services and Brian Bezdek, Vice President, Finance, Corporate Controller and Secretary. The new executive officers must be able to work efficiently together to manage the Company’s operations. Furthermore, the loss of one or more of these or other executives could adversely affect its business. In addition, the Company believes that its future success will depend to a significant extent on its ability to recruit, hire and retain highly skilled management and employees for engineering new products, product management, sales, marketing, and customer service. Competition for such personnel in the software industry can be intense, and there can be no assurance that it will be successful in attracting and retaining such personnel. If the Company is unable to do so, it may experience inadequate levels of staffing to develop and license its products and perform services for its customers.

The Company has a long sales cycle, which could result in delays in the receipt of revenue.

      The sales cycle for the Company’s products typically ranges from three to six months or longer. Its products are typically used by application developers, system integrators, and value added resellers to develop applications that are critical to their corporate end user’s business. Thus, the purchases of its products are often part of an end user’s larger business process, re-engineering initiative, or implementation of client/server or web-based computing. Therefore, the end users frequently view the purchase of its products as part of a long-term strategic decision regarding the management of their workforce related operations and expenditures. This sometimes results in end users taking a significant period of time to assess alternative solutions by competitors or to defer a purchase decision as a result of an unrelated strategic issue beyond its ability to influence or control. The Company will continue to educate potential customers on the use and benefits of its products and services, as well as the integration of its products and services with additional software applications utilized by individual customers. There can be no assurance, however, that it will not experience these and additional delays in the future.

The Company’s global operations expose it to additional risks and challenges associated with conducting business internationally, which could have a negative impact on its business.

      The Company operates on a global basis with offices or distributors in Europe, Africa, Asia, and North America. Approximately 30% and 43% of its revenue in the fiscal years ended March 31, 2002 and 2001 was generated from the Company’s international offices. The Company intends to continue to expand its international operations to achieve its anticipated growth, but it may face significant challenges to its international expansion. The expansion of its existing international operations and entry into additional international markets will require significant management attention and financial resources. To achieve acceptance in international markets, the Company’s products must be internationalized to handle a variety of factors specific to each international market, including language and generic formatting such as date and time. The incorporation of these and other factors into its products is a complex process and often requires assistance from third parties. At the same time, to achieve broad usage by employees across international organizations, its products must be localized to handle native languages and cultures in each international market. Localizing its products is also a complex process and the Company intends to continue to work with third parties to develop localized products.

      The Company also faces other risks inherent in conducting business internationally, including but not limited to the following:

•	fluctuations in interest rates or currency exchange rates;

•	language and cultural differences;

•	local and governmental requirements;

•	difficulties and costs of staffing and managing international operations;

•	differences in intellectual property protections;

•	difficulties in collecting accounts receivable and longer collection periods;

•	seasonal business activities in certain parts of the world; and

•	trade policies.

      Any of these factors could seriously harm the Company’s current international operations and, consequently, affect the international growth of its business. There can be no assurance that these factors or any combination of these factors will not adversely affect the international revenue or overall financial performance of the Company.

The failure of the Company’s products to continue to conform to industry standards may have an adverse effect on its operating results.

      A key factor in its future success will continue to be the ability of its products to operate and perform well with existing and future leading, industry-standard enterprise software applications intended to be used in connection with Multidimensional Database Management System products. Inter-operability may require third party licenses, which may not be available to the Company on favorable terms or at all. Failure to meet existing or future inter-operability and performance requirements of industry standard applications in a timely manner could adversely affect its business. Uncertainties relating to the timing and nature of new product announcements, introductions or modifications by the these third parties could delay its product development, increase its product development expense or cause customers to delay evaluation, purchase, and deployment of its products.

The Company’s products may contain software defects, which could materially harm its business.

      The Company’s enterprise applications software may contain undetected errors or failures when first introduced or as new versions are released. This may result in loss of, or delay in, market acceptance of its products and could harm its reputation. Undetected errors or failures in computer software programs are not uncommon and are endemic to the nature of the business. While the Company makes every effort to thoroughly test its software, in the event that it experiences significant software errors in future releases, it could experience delays in release, customer dissatisfaction and lost revenues. Any of these errors or defects could cause its business to be materially harmed.

The inability to adequately protect the Company’s intellectual property could harm its ability to compete.

      The Company relies primarily on a combination of trade secret, copyright and trademark laws and contractual provisions to protect its proprietary rights. In addition to trademark and copyright protections, the Company licenses its products to end users on a “right to use” basis pursuant to a perpetual license agreement that restricts use of products to a specified number of users. It generally relies on “shrink-wrap” or “click-wrap” licenses that become effective when a customer opens the package or downloads and installs software on its system. In order to retain exclusive ownership rights to its software and technology, the Company generally provides its software in object code only, with contractual restrictions on copying, disclosure, and transferability. There can be no assurance that these protections will be adequate, or that its competitors will not independently develop technologies that are substantially equivalent or superior to its technology.

      The Company’s ability to compete successfully will depend, in part, on its ability to protect its proprietary technology and operations without infringing upon the rights of others. The Company may fail to do so. In addition, the laws of certain countries in which the Company’s products are, or may be licensed may not protect its proprietary rights to the same extent as the laws of the United States.

Third parties could assert that the Company’s software products and services infringe on their intellectual property rights, which could expose the Company to increased costs and litigation.

      There has been a substantial amount of litigation in the software industry regarding intellectual property rights. Third parties may claim that the Company’s current or potential future products and services infringe upon their intellectual property. The Company expects that software product developers and providers of software applications will increasingly be subject to infringement claims as the number of products and competitors in its industry segment grow and the functionality of products in different industry segments overlap. Any claims, with or without merit, could be time consuming, result in costly litigation, cause product shipment delays, prohibit product licensing or require the Company to enter into royalty or licensing agreements. Royalty or licensing agreements, if required, may not be available on terms acceptable to us or at all, which could seriously harm its business.

Item 7.     Financial Statements

      The Consolidated Financial Statements of the Company, including the Notes thereto, together with the report of independent auditors thereon are presented as a separate section of this Form 10-KSB, and the following are attached hereto beginning on Page F-1:

      a) Consolidated Financial Statements:

Report of Independent Auditors

Consolidated Balance Sheets as of March 31, 2002 and March 31, 2001

Consolidated Statements of Operations and Comprehensive Loss for fiscal years ended March 31, 2002, 2001 and 2000

Consolidated Statements of Cash Flows for fiscal years ended March 31, 2002, 2001 and 2000

Consolidated Statements of Stockholder’s Equity (Deficit) and Comprehensive Loss for fiscal years ended March 31, 2002, 2001 and 2000

Notes to Consolidated Financial Statements

Item 8.	Changes in and Disagreements with Accountants on Accounting and Financial Disclosure

      Previously reported on a Current Report on Form 8-K dated January 4, 2002.

PART III

Item 9.	Directors, Executive Officers, Promoters and Control Persons; Compliance with Section 16(a) of the Exchange Act

      The information required by this item with respect to Directors, Executive Officers, Promoters and Control Persons, Compliance with Section 16(a) of the Exchange Act is incorporated by reference to the Company’s Proxy Statement to be filed with the Securities and Exchange Commission for its 2002 Annual Meeting of shareholders in the sections “Election of Directors” and “Executive Officers.”

Item 10. Executive Compensation

      The information required by this item with respect to Executive Compensation is incorporated by reference to the Company’s Proxy Statement to be filed with the Securities and Exchange Commission for its 2002 Annual Meeting of Shareholders in the Section titled “Executive Compensation.”

Item 11.	Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters

      The information required by this item with respect to “Security Ownership of Certain Beneficial Owners and Management” is incorporated by reference to the Company’s Proxy Statement to be filed with the Securities and Exchange Commission for its 2002 Annual Meeting of Shareholders in the section titled “Security Ownership of Certain Beneficial Owners and Management.”

Item 12. Certain Relationships and Related Party Transactions

      The information required by this item with respect to “Certain Relationships and Related Party Transactions” is incorporated by reference to the Company’s Proxy Statement to be filed with the Securities and Exchange Commission for its 2002 Annual Meeting of Shareholders in the section titled “Certain Relationships and Related Party Transactions.”

Item 13. Exhibits and Reports on Form 8-K

      (a) Exhibits.

Exhibit	Description

2.1	Agreement and Plan of Merger, dated as of August 23, 2000, by and among the Registrant, Raining Merger Sub, Inc., PickAx, Inc. and Gilbert Figueroa (included as Appendix A to the Registrant’s Definitive Proxy Statement filed with the Commission on November 16, 2000 and incorporated herein by reference).
2.2	Merger Agreement dated as of August 23, 2000 by and among the Registrant, PickAx, Inc., Gilbert Figueroa, and Raining Merger Sub, Inc. (included as Exhibit 10.1 to the Registrant’s Form 10-QSB filed with the Commission on November 6, 2000 and incorporated herein by reference).
3.1	Restated Certificate of Incorporation dated September 17, 1997, as amended and corrected of the Registrant (included as Exhibit 3.1 to the Registrant’s Form 8-K filed with the Commission on June 16, 1998 and incorporated herein by reference).
3.2	Certificate of Amendment of Certificate of Incorporation of the Registrant dated February 9, 1999 (included as Exhibit 3.2 to the Registrant’s Form 10-KSB filed with the Commission on July 7, 1999 and incorporated herein by reference).

Exhibit	Description

3.3	Certificate of Designation dated March 31, 1999, as corrected (included as Exhibit 3.1 to the Registrant’s Form 8-K filed with the Commission on April 5, 1999 and incorporated herein by reference).
3.4	Certificate of Amendment of Restated Certificate of Incorporation of the Registrant dated November 29, 2000 (included as Exhibit 3.1 to the Registrant’s Form 10-QSB filed with the Commission on February 14, 2001 and incorporated herein by reference).
3.5	Certificate of Amendment of Restated Certificate of Incorporation of the Registrant dated December 12, 2001 (included as Exhibit 4.5 to the Registrant’s Form S-8 filed with the Commission on December 14, 2001 and incorporated herein by reference).
3.6	Amended and Bylaws dated December 12, 2001 (included as Exhibit 4.6 to the Registrant’s Form S-8 filed with the Commission on December 14, 2001 and incorporated herein by reference).
4.1	Registration Rights Agreement by and among the Registrant, Pamela Conrad, Donald D. Durr, Lee Summers, Robert J. Rosenberg, Gil Figueroa, Michael E. McGoey, Gerald L. Cohn and Timothy Holland dated as of November 30, 2000 (included as Exhibit 4.1 to the Registrant’s Form 10-QSB filed with the Commission on February 14, 2001 and incorporated herein by reference).
4.2	Registration Rights Agreement by and among the Registrant, Astoria Capital Partners, L.P., Harrison H. Augur, Keogh MP and Robert D. van Roijen dated as of December 4, 2000, as amended on December 4, 2001 (included as Exhibit 4.1 to the Registrant’s Form 10-QSB filed with the Commission on March 21, 2002 and incorporated herein by reference).
4.3	Registration Rights Agreement by and between the Registrant Astoria Capital Partners, L.P., dated as of September 27, 2001, as amended on January 7, 2002 (included as Exhibit 4.2 to the Registrant’s Form 10-QSB filed with the Commission on March 21, 2002 and incorporated herein by reference).
4.4	Note and Warrant Purchase Agreement by and between the Registrant and Astoria Capital Partners, L.P. dated as of November 30, 2000 (included as Exhibit 4.2 to the Registrant’s Form 10-QSB filed with the Commission on February 14, 2001 and incorporated herein by reference).
4.5	Secured Promissory Note issued by the Registrant to Astoria Capital Partners, L.P. dated November 30, 2000 (included as Exhibit 4.3 to the Registrant’s Form 10-QSB filed with the Commission on February 14, 2001 and incorporated herein by reference).
4.6	Amendment to Secured Promissory Note between the Registrant and Astoria Capital Partners, L.P. (included as Exhibit 4.1 to the Registrant’s Form 8-K filed with the Commission on June 12, 2002 and incorporated herein by reference).
4.7	Waiver Letter dated as of September 27, 2001 from Astoria Capital Partners, (included as Exhibit 10.23 of Registrant’s Form 10-QSB filed with the Commission on November 14, 2001 and incorporated herein by reference).
4.8	Common Stock Purchase Warrant issued by the Registrant to Astoria Capital Partners, L.P. dated November 30, 2000 (included as Exhibit 4.4 to the Registrant’s Form 10-QSB filed with the Commission on February 14, 2001 and incorporated herein by reference).
10.1	1999 Stock Option Plan, as amended on March 15, 2002.
10.2	2001 Employee Stock Purchase Plan as amended on December 28, 2001 (included as Exhibit 10.1 to the Registrant’s Form 10-QSB filed with the Commission on March 21, 2002 and incorporated herein by reference).
10.3	Option Agreement dated September 24, 2001, between the Registrant and Carlton H. Baab (included as Exhibit 10.22 of Registrant’s Form 10-QSB filed with the Commission on November 14, 2001 and incorporated herein by reference).
10.4	Common Stock Purchase Agreement-2001, dated as of September 27, 2002, among the Registrant and Astoria Capital Partners, L.P. (included as Exhibit 10.1 of Registrant’s Form 8-K filed with the Commission on October 1, 2001 and incorporated herein by reference).
10.5	Common Stock Purchase Agreement — Cash Purchase, by and between the Registrant and Astoria Capital Partners, L.P. dated as of December 4, 2000 (included as Exhibit 4.1 to the Registrant’s Form 8-K/A filed with the Commission on June 21, 2001 and incorporated herein by reference).

Exhibit	Description

10.6	Common Stock Purchase Agreement — PickAx Note, by and between the Registrant and Astoria Capital Partners, L.P. dated as of December 4, 2000 (included as Exhibit 4.2 to the Registrant’s Form 8-K/A filed with the Commission on June 21, 2001 and incorporated herein by reference).
10.7	Common Stock Purchase Agreement — Individual, by and between the Registrant and Harry Augur dated as of December 4, 2000 (included as Exhibit 4.3 to the Registrant’s Form 8-K/A filed with the Commission on June 21, 2001 and incorporated herein by reference).
10.8	Common Stock Purchase Agreement — Individual, by and between the Registrant and Robert van Roijen dated as of December 4, 2000 (included as Exhibit 4.4 to the Registrant’s Form 8-K/A filed with the Commission on June 21, 2001 and incorporated herein by reference).
10.9	Form of Promissory Note dated September 28, 2000, issued by the Registrant to The Philip and Debra Barrett Charitable Remainder Trust (included as Exhibit 10.4 to the Registrant’s Form 8-K filed with the Commission on October 24, 2000 and incorporated herein by reference).
10.10	Form of Note Purchase Agreement and Form of Non-secured Convertible Promissory Note dated as of August 23, 2000, respectively, issued by the Registrant to three lenders (included as Exhibit 10.5 to the Registrant’s Form 8-K filed with the Commission on October 24, 2000 and incorporated herein by reference).
10.11	Form of Employment Agreement by and between the Registrant and Mario Barrenechea (included as Exhibit 10.1 to the Registrant’s Form 10-QSB filed with the Commission on February 14, 2001 and incorporated herein by reference).
10.12	Transition Agreement and Releases by and between the Registrant and Gilbert Figueroa dated as of March 7, 2001 (included as Exhibit 10.15 to the Registrant’s Form 10-KSB filed with the Commission on June 29, 2001 and incorporated herein by reference).
10.13	Service Agreement by and between the Registrant and Gwyneth Gibbs dated April 1, 2000 (included as Exhibit 10.16 to the Registrant’s Form 10-KSB filed with the Commission on June 29, 2001 and incorporated herein by reference).
10.14	Settlement Agreement by and between the Company and Gwyneth M. Gibbs made on August 14, 2001 (included as Exhibit 10.19 to the Registrant’s Form 10-QSB filed with the Commission on August 20, 2001 and incorporated herein by reference).
10.15	Form of Indemnification Agreement entered into with officers and directors of Registrant (included as Exhibit 10.2 to the Registrant’s Form 10-QSB filed with the Commission on March 21, 2002 and incorporated herein by reference).
21.1	Subsidiaries of the Registrant.
23.1	Consent of KPMG LLP.
24.1	Power of Attorney. Reference is made to the signature page.

      (b) Reports on Form 8-K.

      The Registrant filed the following Current Reports on Form 8-K during the fourth quarter of fiscal year 2002.

(i) On January 4, 2002, the Registrant filed a Current Report on Form 8-K dated January 4, 2002, disclosing under Item 4 the termination of Grant Thornton LLP and the engagement of KPMG LLP as its principal accountants.

(ii) On March 14, 2002, the Registrant filed a Current Report on Form 8-K dated February 27, 2002, disclosing under Item 5 (a) the Registrant’s intention to delay the filing of its Form 10-QSB for the quarter ended December 31, 2001 pending the restatement of its financial statements for the fiscal year ended March 31, 2001, and each of the six quarterly periods ended September 30, 2001 and (ii) the withdrawal on February 27, 2002 by Grant Thornton LLP of its report relating to the consolidated financial statements which appear in the Registrant’s Annual Report on Form 10-KSB for the year ended March 31, 2001.

SIGNATURES

      Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, on the 28th day of June 2002.

RAINING DATA CORPORATION

By:	/s/ BRIAN C. BEZDEK

Brian C. Bezdek
Vice President, Finance
Corporate Controller and Secretary

POWER OF ATTORNEY

      KNOW ALL PERSONS BY THESE PRESENTS, that each person whose signature appears below constitutes and appoints Carlton H. Baab and Brian C. Bezdek, and each or any one of them, as his true and lawful attorney-in-fact and agent, with full power of substitution and resubstitution, for him and in his name, place and stead, in any and all capacities, to sign any and all amendments to this Annual Report on Form 10-KSB, and to file the same, with all exhibits thereto, and other documents in connection therewith, with the Securities and Exchange Commission, granting unto said attorneys-in-fact and agents, and each of them, full power and authority to do and perform each and every act and thing requisite and necessary to be done in connection therewith, as fully to all intents and purposes as he might or could do in person, hereby ratifying and confirming that all said attorneys-in-fact and agents, or any of them or their or his substitute or substituted, may lawfully do or cause to be done by virtue hereof.

      Pursuant to the requirements of the Securities Exchange Act of 1934, as amended, this Annual Report on Form 10-KSB has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.

Signatures	Title	Date

/s/ CARLTON H. BAAB Carlton H. Baab	President, Chief Executive Officer and Director (Principal Executive Officer)	June 28, 2002

/s/ BRIAN C. BEZDEK Brian C. Bezdek	Vice President, Finance, Corporate Controller and Secretary (Principal Financial and Accounting Officer)	June 28, 2002

/s/ GEOFFREY P. WAGNER Geoffrey P. Wagner	Director	June 28, 2002

/s/ GERALD F. CHEW Gerald F. Chew	Director	June 28, 2002

/s/ DOUGLAS G. MARSHALL Douglas G. Marshall	Director	June 28, 2002

/s/ BRYCE J. BURNS Bryce J. Burns	Director	June 28, 2002

/s/ BRYAN SPARKS Bryan Sparks	Director	June 28, 2002

REPORT OF INDEPENDENT AUDITORS

To the Board of Directors and Stockholders of Raining Data Corporation

      We have audited the accompanying consolidated balance sheets of Raining Data Corporation and subsidiaries as of March 31, 2002 and 2001 and the related consolidated statements of operations, stockholders’ equity and comprehensive loss and cash flows for each of the years in the three-year period ended March 31, 2002. These consolidated financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these consolidated financial statements based on our audits.

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

      In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Raining Data Corporation and subsidiaries as of March 31, 2002 and 2001 and the results of their operations and their cash flows for each of the years in the three-year period ended March 31, 2002, in conformity with accounting principles generally accepted in the United States of America.

KPMG LLP

Costa Mesa, California

May 10, 2002, except as to the first paragraph
of Note 5, which is as of June 10, 2002

RAINING DATA CORPORATION AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS

March 31, 2002 and 2001

	2002	2001

	(In thousands,
	except per share data)
ASSETS
Current Assets
Cash	$4,500	$2,424
Trade Accounts Receivable, less allowance for doubtful accounts of $633 in 2002 and $156 in 2001	1,575	2,502
Other Current Assets	190	263

Total Current Assets	6,265	5,189
Property, Furniture and Equipment — Net	910	1,403
Intangible Assets, less accumulated amortization of $4,391 in 2002 and $1,096 in 2001	8,089	11,384
Goodwill, less accumulated amortization of $12,778 in 2002 and $3,141 in 2001	25,635	34,610
Other Assets	59	269

Total Assets	$40,958	$52,855

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current Liabilities
Accounts Payable	$985	$1,733
Accrued Liabilities	4,409	3,094
Deferred Revenue	4,189	3,274
Notes Payable	1,207	328

Total Current Liabilities	10,790	8,429
Long-Term Debt, net of current portion	18,502	15,758
Other Long-Term Liabilities	125	—

Total Liabilities	29,417	24,187

Commitments and Contingencies

Stockholders’ Equity
Series A Convertible Preferred Stock: $1.00 par value; 300,000 shares authorized, issued, and outstanding	300	300
Common Stock: $0.10 par value; 60,000,000 shares authorized, 17,585,463 and 15,716,090 issued and outstanding as of March 31, 2002 and 2001, respectively	1,759	1,572
Additional Paid-In Capital	93,829	91,921
Deferred Stock-Based Compensation	(523)	(2,073)
Accumulated Other Comprehensive Income	869	1,216
Accumulated Deficit	(84,693)	(64,268)

Total Stockholders’ Equity	11,541	28,668

Total Liabilities and Stockholders’ Equity	$40,958	$52,855

See accompanying notes to the consolidated financial statements.

RAINING DATA CORPORATION AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF OPERATIONS

For the Years Ended March 31, 2002, 2001 and 2000

	2002	2001	2000

	(In thousands, except per share data)
Net Revenue
License	$9,903	$6,194	$4,998
Service	10,142	3,125	1,212

Total Net Revenue	20,045	9,319	6,210

Cost of Revenue
Cost of License Revenue	383	302	195
Cost of Service Revenue	3,241	1,664	277

Total Cost of Revenue	3,624	1,966	472

Gross Profit	16,421	7,353	5,738

Cost of Operations
Selling and Marketing	6,117	5,599	3,221
Research and Development	5,555	3,922	2,287
General and Administrative	6,947	4,237	3,712
Stock-based Compensation	1,247	1,755	1,092
Amortization of Goodwill and Intangible Assets	12,821	4,239	—

Total Operating Expense	32,687	19,752	10,312

Operating Loss	(16,266)	(12,399)	(4,574)

Other Income (Expense)
Interest Expense, net	(3,887)	(1,317)	(124)
Other Income (Expense), net	(272)	(470)	2

Total Other Expense	(4,159)	(1,787)	(122)

Net Loss	$(20,425)	$(14,186)	$(4,696)

Basic and Diluted
Net Loss Per Share	$(1.23)	$(1.21)	$(0.48)
Shares used in computing basic and diluted net loss per share	16,672,321	11,764,955	9,768,440

See accompanying notes to the consolidated financial statements.

RAINING DATA CORPORATION AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS

For the Years Ended March 31, 2002, 2001 and 2000

	2002	2001	2000

	(In thousands)
Cash Flows From Operating Activities
Net Loss	$(20,425)	$(14,186)	$(4,696)
Adjustments to Reconcile Net Loss to Net Cash Used In Operating Activities:
Depreciation and Amortization	13,437	4,705	341
Accretion of Debt Discount	2,321	908	—
Stock-Based Compensation	1,247	1,755	1,092
Common Stock Exchanged for Incomplete Software	119	900	—
Change in Assets and Liabilities:
Trade Accounts Receivable	927	1,624	171
Other Assets	283	352	208
Accounts Payable, Accrued Liabilities and other Long-Term Liabilities	1,141	(2,901)	278
Deferred Revenue	915	1,268	(206)

Net Cash Used in Operating Activities	(35)	(5,575)	(2,812)

Cash Flows from Investing Activities
Purchase of Property, Furniture, & Equipment	(123)	(362)	(378)
Acquisition of Pick Ax, Inc. net of cash acquired	—	(279)	—

Net Cash Used in Investing Activities	(123)	(641)	(378)

Cash Flows from Financing Activities
Proceeds from Exercise of Stock Options	79	418	9
Net Proceeds from Issuance of Stock	2,200	4,043	2,084
Proceeds from Issuance of Debt	—	2,000	2,028
Repayment of Debt	(229)	(120)	(54)

Net Cash Provided by Financing Activities	2,050	6,341	4,067

Effect of Exchange Rate Changes on Cash	184	1,061	90

Net Increase in Cash	2,076	1,186	967
Cash at the Beginning of Year	2,424	1,238	271

Cash at the End of Year	$4,500	$2,424	$1,238

See accompanying notes to the consolidated financial statements.

RAINING DATA CORPORATION AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY AND COMPREHENSIVE LOSS

For the Years Ended March 31, 2002, 2001 and 2000

	Series A
	Convertible						Accumulated
	Preferred Stock		Common Stock		Additional	Deferred	Other		Stockholders’
					Paid-In	Stock-Based	Comprehensive	Accumulated	Equity	Comprehensive
	Shares	Amount	Shares	Amount	Capital	Compensation	Income	Deficit	(Deficit)	Loss

	(In thousands, except share amounts)
Balances March 31, 1999	300,000	$300	9,679,829	$967	$45,181		$201	$(45,386)	$1,263
Common Stock Exercised			10,090	1	8				9
Common Stock Issued			345,319	36	2,048				2,084
Stock Options Granted					3,137	$(3,137)			—
Stock-Based Compensation						1,092			1,092
Net Loss								(4,696)	(4,696)	$(4,696)
Foreign Currency Translation Adjustments							85		85	85

Comprehensive Loss										$(4,611)

Balances March 31, 2000	300,000	$300	10,035,238	$1,004	$50,374	$(2,045)	$286	$(50,082)	$(163)
Common Stock Options and Warrants Exercised			362,347	36	382				418
Acquisition of PickAX
Issuance of Common Stock			2,563,172	257	10,317				10,574
Conversion of Debt to Common Stock			645,467	64	2,598				2,662
Issuance of Stock Warrants					7,820				7,820
Issuance of Stock Warrants in Connection with the Issuance of Debt									5,066
Issuance of Stock Options					5,066	(1,381)			4,701
Private placement to Astoria on December 4, 2000					6,082
Issuance of Common Stock, Net of Issuance Costs			991,818	99	3,944				4,043
Conversion of Debt to Common Stock			1,005,548	101	4,047				4,148
Issuance of Common Stock in Connection with the Purchase of Incomplete Software			112,500	11	889				900
Common Stock Options Granted					672	(672)			—
Stock-Based Compensation						1,755			1,755
Stock Options Cancelled					(270)	270			—
Net Loss								(14,186)	(14,186)	(14,186)
Foreign Currency Translation Adjustments							930		930	930

Comprehensive Loss										$(13,256)

Balances March 31, 2001	300,000	$300	15,716,090	$1,572	$91,921	$(2,073)	$1,216	$(64,268)	$28,668
Common Stock Options Exercised			71,873	7	72				79
Stock Options Granted					510	(511)			—
Stock Options Cancelled					(905)	905			—
Stock-Based Compensation					92	1,156			1,247
Private placement to Astoria on September 27, 2001:
Issuance of Common Stock, Net of Issuance Costs			1,760,000	176	2,024				2,200
Issuance of Common Stock in Connection with the Purchase of Incomplete Software			37,500	4	115				119
Net Loss								(20,425)	(20,425)	(20,425)
Foreign Currency Translation Adjustments, Net of Translation Loss Realized on Closure of Subsidiary of $286							(347)			(347)

Comprehensive Loss										$(20,772)

Balances March 31, 2002	300,000	$300	17,585,463	$1,759	$93,829	$(523)	$869	$(84,693)	$11,888

See accompanying notes to the consolidated financial statements.

RAINING DATA CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

1.  Organization

      The Company was incorporated as Blyth Holdings, Inc. under the laws of the State of Delaware in August 1987 pursuant to a reorganization of predecessor companies originally incorporated under the laws of England in 1983. The Initial Public Offering for the Company’s stock took place in October 1987. In September 1997, the Company changed its name to Omnis Technology Corporation. In December 2000, the Company acquired PickAx. At the same time, the Company changed its name to Raining Data Corporation. The principal asset of PickAx is the capital stock of Pick Systems. PickAx acquired Pick Systems from the estate of Richard Pick, the founder of Pick Systems, in March 2000. Pick Systems was incorporated in California in November 1982.

      The Company’s principal business is the design, development, sale, and support of two major software products: 1) Multidimensional Database Management Systems (MDMS) and 2) Rapid Application Development (RAD) software tools. The Company’s products are sold to in-house corporate development teams, commercial application developers, system integrators, independent software vendors, value added resellers and independent consultants. In addition to computer software products, the Company provides continuing maintenance and customer service contracts as well as professional services, technical support and training.

2.  Summary of Significant Accounting Policies

      Significant accounting policies applied in the preparation of the accompanying consolidated financial statements of the Company follow:

      Principles of Consolidation — The accompanying consolidated financial statements include the accounts of the Company and its wholly owned subsidiaries. All significant intercompany balances and transactions have been eliminated.

      Revenue Recognition — The Company recognizes revenue using the residual method pursuant to the requirements of Statement of Position No. 97-2, “Software Revenue Recognition” (SOP 97-2), as amended by Statement of Position No. 98-9, “Software Revenue Recognition with Respect to Certain Arrangements”. Under the residual method, revenue is recognized in a multiple element arrangement when Company-specific objective evidence of fair value exists for all of the undelivered elements in the arrangement, but does not exist for one or more of the delivered elements in the arrangement. At the outset of the arrangement with the customer, the Company defers revenue for the fair value of its undelivered elements (e.g., maintenance) and recognizes revenue for the remainder of the arrangement fee attributable to the elements initially delivered in the arrangement (e.g., software license) when the basic criteria in SOP 97-2 have been met.

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

      Professional services, maintenance and other revenues relate primarily to consulting services, maintenance and training. Maintenance revenues are recognized ratably over the term of the maintenance contract, typically 12 months. Consulting and training revenues are recognized as the services are performed and are usually on a time and materials basis. Such services primarily consist of implementation services related to the installation of the Company’s products and do not include significant customization to or development of the underlying software code.

RAINING DATA CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

      Cost of License and Service Revenue — Cost of license revenue is comprised of direct costs associated with software license sales including software packaging, documentation, and physical media costs. Cost of service revenue includes consulting, technical support, and training, which consist primarily of personnel related costs. Other costs specifically identifiable to the revenue source have been classified accordingly.

      Long-Lived and Intangible Assets and Goodwill — The Company assesses the impairment of identifiable intangibles, long-lived assets and related goodwill and enterprise level goodwill whenever events or changes in circumstances indicate that the carrying value may not be recoverable. Factors the Company considers to be important which could trigger an impairment review include the following:

•	Significant underperformance relative to expected historical or projected future operating results;

•	Timing of the Company’s revenue, significant changes in the manner of use of the acquired assets or the strategy for the overall business;

•	Significant negative industry or economic trends;

•	Significant decline in the Company’s stock price for a sustained period; and

•	The Company’s market capitalization relative to net book value.

      When the Company determines that the carrying value of intangibles, long-lived assets and related goodwill and enterprise level goodwill may not be recoverable based upon the existence of one or more of the above indicators of impairment and the carrying value of the asset cannot be recovered from projected undiscounted cash flows, the Company measures any impairment based on a projected discounted cash flow method using a discount rate determined by its management to be commensurate with the risk inherent in the current business model. Significant management judgment is required in determining whether an indicator of impairment exists and projecting cash flows.

      Property, Furniture and Equipment — Property, furniture, and equipment are stated at historical cost. Equipment under capital lease is stated at the present value of minimum lease payments. Depreciation and amortization are computed on a straight-line basis over the estimated useful lives of the assets, which range from 2 to 5 years. Equipment held under capital leases and leasehold improvements are amortized on a straight-line basis over the shorter of the lease term or the estimated useful lives of the assets.

      Capitalized Software Development Costs — Costs for the development of new software products and substantial enhancements to existing software products are expensed as incurred until technological feasibility has been established, at which time any additional costs would be capitalized until the software is available for general release to customers. The Company does not currently have any software development costs capitalized because management believes software is available for general release concurrently with the establishment of technological feasibility.

      Income Taxes — Income taxes are accounted for under the asset and liability method. Deferred tax assets, when their realization is more likely than not, and liabilities are recognized for the future tax consequences attributable to differences between the financial statement carrying amounts of existing assets and liabilities and their respective tax bases and operating loss and tax credit carry forwards. Deferred tax assets and liabilities are measured using enacted tax rates expected to apply to taxable income in the years in which those temporary differences are expected to be recovered or settled. The effect on deferred tax assets and liabilities of a change in tax rates is recognized in income in the period that includes the enactment date.

      Fair Value of Financial Instruments — The Company’s consolidated balance sheet includes the following financial instruments: cash, accounts receivable, accounts payable, accrued liabilities, amounts due to stockholders, and notes payable. The Company considers the carrying amount in the financial statements to approximate fair value for these financial instruments because of the relatively short period of time between origination of the instruments and their expected realization. The Company considers the carrying value of its

RAINING DATA CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

notes payable to approximate fair market value based on the borrowing rates that would be available to the Company for bank loans with similar terms and maturities.

      Stock-Based Compensation — The Company applies the intrinsic value-based method to account for employee fixed stock-based awards. Under this method, deferred stock-based compensation is recorded on the date of grant only if the current market price of the underlying stock exceeds the exercise price. Deferred stock-based compensation is then amortized using the straight-line method over the vesting term of the underlying option. The Company uses the fair value method based upon the Black-Scholes model to account for stock-based awards to nonemployees. A final measurement date for these awards is established when they vest.

      Net Loss Per Share — Basic loss per share is computed using the net loss and the weighted average number of common shares outstanding during the period. Dilutive loss per share is computed using the net loss and the weighted average number of common shares and dilutive potential common shares outstanding during the period. Dilutive common shares include outstanding employee stock options and warrants to purchase common stock. There were 4,165,874, 2,980,591 and 1,636,359 outstanding options to purchase shares of the Company’s common stock with an exercise price from $0.72 to $52.50 per share as of March 31, 2002, March 31, 2001 and March 31, 2000, respectively. Warrants to purchase 2,719,913, 2,586,689 and 152,970 shares of the Company’s common stock with exercise prices ranging from $.72 to $6.88, $.72 to $33.75 and $.72 to $33.75 per share were outstanding at March 31, 2002, March 31, 2001 and March 31, 2000 respectively. The total of these items were not included in the computation of diluted earnings per share because their effect was anti-dilutive.

      Concentration of Credit Risk — The Company supports computer software systems worldwide in diversified industries, primarily through system integrators and value added resellers. On an ongoing basis, the Company performs credit evaluations of its customer’s financial condition and generally requires no collateral. No single customer accounted for more than 10% of revenues during the fiscal years ended March 31, 2002 and 2001 respectively. For the year ended March 31, 2000, one customer accounted for 19% of the Company’s revenues.

      Foreign Currency Translation — The financial position and results of operations of the Company’s foreign subsidiaries are determined using local currency as the functional currency. Assets and liabilities of these subsidiaries are translated at the exchange rate in effect at each year-end. Income statement accounts are translated at the average rate of exchange prevailing during the year. Translation adjustments arising from the use of differing exchange rates from period to period are included in accumulated other comprehensive income (loss) in stockholders’ equity. Gains and losses resulting from foreign currency transactions and translation adjustments relating to foreign entities deemed to be operating in U.S. dollar functional currency are included in operations.

      Comprehensive Income (Loss) — Comprehensive income (loss) encompasses all changes in equity other than those with stockholders and consists of net loss and foreign currency translation adjustments. The Company does not provide for U.S. income taxes on foreign currency translation adjustments since it does not provide for such taxes on undistributed earnings of foreign subsidiaries.

      Use of Estimates — The preparation of the financial statements in conformity with accounting principles generally accepted in the United States of America requires management to make estimates and assumptions that effect the reported amounts of assets and liabilities, the disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates.

RAINING DATA CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Recently Issued Accounting Standards

      In June 2001, the FASB issued SFAS No. 141, Business Combinations, (SFAS No. 141) and SFAS No. 142, Goodwill and Other Intangible Assets (SFAS No. 142). SFAS No. 141 requires that the purchase method of accounting be used for all business combinations initiated after June 30, 2001 and eliminates the pooling-of-interests method. SFAS No. 141 specifies criteria that intangible assets acquired in a business combination must meet to be recognized and reported separately from goodwill. SFAS No. 142 also requires that goodwill and intangible assets with indefinite useful lives no longer be amortized, but instead tested for impairment at least annually in accordance with the provisions of SFAS No. 142. SFAS No. 142 also requires that intangible assets with estimable useful lives be amortized over their respective estimated useful lives to their estimated residual values.

      In addition, SFAS No. 142 includes provisions upon adoption for the reclassification of certain existing recognized intangibles as goodwill, reclassification of certain intangibles out of previously reported goodwill, reassessment of the useful lives of recognized intangibles and testing for impairment of those intangibles.

      The Company adopted the provisions of SFAS No. 141 as of July 1, 2001 and SFAS No. 142 became effective for the Company on April 1, 2002. Upon adoption of SFAS No. 142, the Company is required to evaluate its existing intangible assets and goodwill that were acquired in purchase business combinations and to make any necessary reclassifications in order to conform with the new classification criteria in SFAS No. 141 for recognition separate from goodwill. The Company will be required to reassess the useful lives and residual values of all intangible assets acquired, and make any necessary amortization period adjustments by the end of the first interim period after adoption. If an intangible asset is identified as having an indefinite useful life, the Company will be required to test the intangible asset for impairment in accordance with the provisions of SFAS No. 142 within the first interim period. Impairment is measured as the excess of carrying value over the fair value of an intangible asset with an indefinite life. Any impairment loss will be measured as of the date of adoption and recognized as the cumulative effect of a change in accounting principle in the first interim period.

      In connection with the SFAS No. 142 transitional goodwill impairment evaluation, the Statement requires the Company to perform an assessment of whether there is an indication that goodwill is impaired as of the date of adoption. To accomplish this, the Company must identify its reporting units and determine the carrying value of each reporting unit by assigning the assets and liabilities, including the existing goodwill and intangible assets, to those reporting units as of April 1, 2002. The Company will then have up to six months from April 1, 2002 to determine the fair value of each reporting unit and compare it to the carrying amount of the reporting unit. To the extent the carrying amount of a reporting unit exceeds the fair value of the reporting unit, an indication exists that the reporting unit goodwill may be impaired and the Company must perform the second step of the transitional impairment test. The second step is required to be completed as soon as possible, but no later than the end of the year of adoption. In the second step, the Company must compare the implied fair value of the reporting unit goodwill with the carrying amount of the reporting unit goodwill, both of which would be measured as of the date of adoption. The implied fair value of goodwill is determined by allocating the fair value of the reporting unit to all of the assets (recognized and unrecognized) and liabilities of the reporting unit in a manner similar to a purchase price allocation, in accordance with SFAS No. 141. The residual fair value after this allocation is the implied fair value of the reporting unit goodwill. Any transitional impairment loss will be recognized as the cumulative effect of a change in accounting principle in the Company’s statement of operations.

      As of the date of adoption of SFAS No. 142, the Company had unamortized goodwill in the amount of $25.6 million and unamortized identifiable intangible assets in the amount of $8.1 million, all of which will be subject to the transition provisions of SFAS No. 142. Amortization expense related to goodwill was $12.8 million for the year ended March 31, 2002. Because of the extensive effort needed to comply with adopting SFAS No. 142, it is not practicable to reasonably estimate the impact of adopting the Statement on

RAINING DATA CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

the Company’s consolidated financial statements at the date of this report, including whether it will be required to recognize any transitional impairment losses as the cumulative effect of a change in accounting principle.

      In June 2001, the FASB issued SFAS No. 143, Accounting for Asset Retirement Obligations (SFAS No. 143). SFAS No. 143 requires the Company to record the fair value of an asset retirement obligation as a liability in the period in which it incurs a legal obligation associated with the retirement of tangible long-lived assets that result from the acquisition, construction, development and/or normal use of the assets. The Company also records a corresponding asset, which is depreciated over the life of the asset. Subsequent to the initial measurement of the asset retirement obligation, the obligation will be adjusted at the end of each period to reflect the passage of time and changes in the estimated future cash flows underlying the obligation. The Company is required to adopted SFAS No. 143 on April 1, 2003, but does not expect adoption to have a material effect on its financial condition or results of operations.

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

3.     Property, Furniture and Equipment

      Property, furniture and equipment at March 31 consisted of (in thousands):

	2002	2001

Land and Buildings	$625	$607
Office Equipment, Furniture and Fixtures	4,436	5,091
Automobiles	—	14

Total	5,061	5,712
Accumulated depreciation and amortization	(4,151)	(4,309)

	$910	$1,403

4.     Business Acquisition

      On December 1, 2000, the Company completed its acquisition of PickAx, Inc., (PickAx) the parent company of Pick Systems. Accordingly, the consolidated financial statements presented herein for the year ended March 31, 2001 include only the four months of activity for PickAx since the date of acquisition. Pick Systems was formed in 1982 and markets a Multidimensional Database management system, which includes a set of traditional 3rd generation software development tools.

      The consideration paid by the Company to PickAx stockholders in connection with the purchase consisted of approximately 2,563,000 newly issued shares of the Company’s common stock in exchange for all

RAINING DATA CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

of the outstanding capital stock of PickAx. An additional 284,797 shares were provided for potential issuance in the event that revenue of the combined companies reached certain specified levels by December 31, 2001; however, such revenue targets were not achieved. In addition, the Company assumed pre-existing PickAx employee stock options to purchase 3,022,000 shares of PickAx common stock, which were exchanged for options to purchase 1,538,673 shares of the Company’s common stock at an option exercise price adjusted for the exchange ratio. The Company also agreed to issue warrants to purchase 1,981,218 shares of the Company’s common stock subject to anti-dilutive adjustments in exchange for pre-existing warrants to purchase 4,323,500 shares of PickAx common stock. An additional 220,135 warrants were provided to be issued in the event that revenue of the combined companies reached certain specified levels by December 31, 2001; however, such revenue targets were not achieved.

      All of these exchanges in the acquisition were based upon a negotiated exchange ratio of 0.50916 shares of the common stock of the Company for each share of PickAx common stock. In addition, a convertible promissory note previously issued by PickAx to Astoria Capital Partners, L.P. (Astoria) in the amount of $18,525,000 in principal and accrued interest was exchanged for a new nonconvertible promissory note made by the Company in the same amount, and Astoria also received warrants to purchase an additional 500,000 shares of the Company’s common stock at an exercise price of $7.00 per share, subject to certain anti-dilutive adjustments. The additional warrants were valued at $4,960,000 using the Black-Sholes option-pricing model and recorded as a discount against the note. As a result, the debt is recorded at a discount from its face amount and the discount is being accreted to its maturity value using the interest method.

      As a condition to closing the acquisition, the Company was required to negotiate the terms and effect the conversion of its $3,000,000 note payable to Astoria, the controlling stockholder of PickAx and a significant stockholder of the Company. The final terms of this conversion were established on November 30, 2001, when Astoria, through the exercise of a stock warrant effectively converted the note with a principal and accrued interest balance of $3,227,000 into 645,467 shares of common stock. Because this conversion was an integral part of the merger agreement and the terms were not established until just prior to the closing, the shares issued by the Company in the acquisition were valued at $4.13 per share, the fair value of the Company’s common stock at and just prior to the closing date. The value of the shares reserved by the Company for the PickAx options and warrants was $3.95 per share using the Black-Scholes option model for unvested options and warrants and the intrinsic value method for vested options.

      An independent valuation of the intangible assets acquired was performed and the purchase price was allocated as follows (in thousands):

Net tangible liabilities acquired	$(13,986)
Assembled workforce	2,080
Installed base	10,400
Goodwill	37,752

Total cost of acquisition	$36,246

RAINING DATA CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

      The summarized unaudited pro forma consolidated results of operations presented below reflect the effect of the acquisition as if it had occurred at the beginning of the periods presented. The summarized unaudited pro forma consolidated results of operations are not necessarily indicative of operating results which would have been achieved had the acquisition been consummated at the beginning of the periods presented and should not be construed as representative of future operations (in thousands except per share data):

	Years Ended March 31,

	2001	2000

Revenue	$20,743	$23,544
Net Loss	(30,257)	(41,953)
Net Loss per Share	$(3.35)	$(2.96)

      The Company has reported the results of operations for three fiscal years ended March 31, 2002. Due to the purchase acquisition of PickAx by Raining Data Corporation, the results for the year ended March 31, 2002 are not comparable to the prior two fiscal years. The year ended March 31, 2001 contains only four months of combined operations and the year ending March 31, 2000 has no combined operations.

5.     Debt & Liquidity

      Long-Term Debt of the Company as of March 31 (in thousands):

	2002	2001

Capital Lease Obligations	$48	$156
Note Payable and Accrued Interest-Astoria
Less Unamortized Discount	18,502	14,684
Notes Payable and Accrued Interest-Other Stockholders	798	768
Note Payable to Individual, maturing September 30, 2002 bearing interest at 10%	250	250
Note Payable related to Asset Purchase	108	108
Notes Payable and Accrued Interest-Other	—	120
Other Note Payable	3	—

Total	$19,709	$16,086
Less Current Portion of Long-Term Debt	(1,207)	(328)

Long-Term Debt — Net of Current Portion	$18,502	$15,758

      The Note Payable to Astoria Capital Partners, L.P. (Astoria) for $18,525,000 plus accrued interest at 8% per annum through June 30, 2002 had a balance of $20,538,000 at March 31, 2002. The note is secured by all of the tangible and intangible assets of the Company. The principal and all accrued interest are payable at maturity on May 30, 2003. On June 10, 2002, the Company and Astoria Capital Partners L.P. amended the terms of the Note Payable to extend the maturity to May 30, 2003 and to increase the interest rate from 8% to 10% beginning June 30, 2002.

      The net remaining amount of the discount on the Astoria note, originally $4,960,000, less amortization of $2,924,000, was $2,036,000 at March 31, 2002.

      Current notes payable to other stockholders are unsecured and consist of:

a) Notes payable for $750,000 accruing interest at 4% per year, are all due and payable upon maturity in August 2002. They may be converted by the note holders to shares of the common stock of the Company at $6.17 per share at any time or will be automatically converted at maturity, unless the company elects to pay off the notes before that time.

RAINING DATA CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

b) Note payable for $250,000 at 10% interest per year, payable quarterly and payable in September 2002.

      Net interest expense is comprised of the following components (in thousands):

	2002	2001	2000

Interest expense	$3,947	$1,369	$138
Interest income	(60)	(52)	(14)

Net interest expense	$3,887	$1,317	$124

6. Series A Convertible Preferred Stock

      The Company had 300,000 outstanding shares of Series A convertible preferred stock (Series A) authorized, issued and outstanding at March 31, 2002 and 2001. Holders of Series A are entitled to that number of votes equal to the number of shares of common stock into which Series A is then convertible. Dividends are paid at the option of the Board of Directors at the rate of $0.125 per share per annum, in preference to all other stockholders. Preferred stock ranks senior to the Company’s common stock as to liquidation rights. Each share of preferred stock may be converted at the option of the holder into 1.667 shares of common stock. In effecting the conversion, any unpaid dividends on the preferred stock shall be disregarded. No dividends have been declared on the preferred stock since its issuance.

7. Warrants

      During April 1999, the 1993 Directors’ Warrant Plan and the 1993 Advisors’ Plan were terminated, except as such Plans apply to any warrants then outstanding under such Plans.

      The following table summarizes the warrants outstanding, excluding the 2,630,940 warrants issued by the Company in connection with its acquisition of PickAx at exercise prices ranging from $2.29 to $6.54:

			Weighted
			Average Remaining
		Exercise	Contractual
	Warrants	Price	Life (Years)

Warrants outstanding at March 31, 1999	183,729	$ .72 - $58.50	2.86
Cancelled	(30,759)	$58.50

Warrants outstanding at March 31, 2000	152,970	$ .72 - $33.75	1.91
Exercised	(25,833)	$0.72
Cancelled	(21,666)	$10.94

Warrants outstanding at March 31, 2001	105,471	$ .72 - $33.75	1.95
Cancelled	(16,498)	$10.94 - $33.75

Warrants outstanding at March 31, 2002	88,973	$ .72 - $ 6.8	8 1.29

      The warrants expire at various dates during the year ended March 31, 2003. At March 31, 2002, there were 88,973 warrants exercisable at a weighted average exercise price of $0.74.

      As part of the acquisition of PickAx, the Company assumed the warrant obligations for PickAx stock after adjusting both the exercise price and shares under option for the conversion ratio of 0.50916, which was the same ratio used for acquiring the PickAx common stock. All the PickAx warrants are for a term of five years from the date of grant. At March 31, 2002 there were 2,130,940 of the assumed warrants outstanding for shares of Raining Data Corporation common stock at an exercise price of $2.29 per share, expiring at various dates through March 2005.

RAINING DATA CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

      In connection with the merger with PickAx, a promissory note previously issued by PickAx to its controlling stockholder, Astoria Capital Partners, L.P. (Astoria) was exchanged for a new promissory note from the Company. In addition, Astoria received warrants to purchase 500,000 shares of the Company’s Common Stock at an exercise price of $7.00 per share, subject to certain anti-dilutive adjustments.

8. Stock Options

      In April 1999, the Company adopted a new stock option plan (“1999 Plan”). In conjunction with the adoption of the 1999 Plan, the Company terminated all other plans, except as to options then issued and outstanding as to such plans. The 1999 Plan authorizes grants of options to purchase up to 5,000,000 shares of authorized but unissued common stock. Stock options are generally granted with an exercise price equal to the stock’s fair market value at the date of grant. All options under the 1999 Plan have ten-year terms and generally vest ratably over a period of three to four years. As of March 31, 2002, there were 1,319,047 shares available for future option grants under the 1999 Plan.

      Pro forma information assuming the Company had accounted for stock options granted under the fair value method prescribed by SFAS 123 is presented below. The per share weighted-average fair value of stock options granted for the years ended March 31, 2002, 2001 and 2000 was $2.62, $4.94 and $2.47, respectively, as estimated using the Black-Scholes option-pricing model with the following assumptions: dividend yield of 0% in 2002, 2001 and 2000; expected volatility of 180% in 2002, 2001 and 2000; risk-free interest rate of 4.27%, 4.86% and 3.87% in 2002, 2001 and 2000 respectively; and expected life of 4 years for 2002, 2001 and 2000 grants.

      For purposes of pro forma disclosures, the estimated fair value of the options is amortized to expense over the options’ vesting periods. The Company’s historical and pro forma net loss per share for the years ended March 31, 2002, 2001 and 2000 are as follows:

	2002	2001	2000

	(Thousands, except per share data)
Net Loss:
As Reported	$(20,425)	$(14,186)	$(4,696)
Pro forma	$(24,365)	$(16,571)	$(5,522)
Basic and diluted net loss per share:
As reported	$(1.23)	$(1.21)	$(0.48)
Pro forma	$(1.46)	$(1.39)	$(0.57)

      The following table presents information about outstanding stock options as of March 31, 2002:

		Weighted Average			Options vested and exercisable

Range of	Options	Exercise		Contractual	Number of	Weighted Avg.
Exercise Price	Outstanding	Price		Life	Options	Exercise Price

$ 0.75 - $ 1	.02 286,27	2 $	1.00	7.05	278,171	$1.00
$ 1.55 - $ 3	.88 2,696,13	9 $	2.41	7.95	1,679,729	$2.26
$ 4.09 - $ 8	.50 1,027,75	8 $	5.05	8.96	286,966	$5.51
$10.42 - $23.7	5 147,225		$12.65	7.88	92,847	$12.22
$33.13 - $52.5	0 8,480		$40.42	2.31	8,480	$40.42

$ 0.75 - $52.	50 4,165,874		$3.40	8.12	2,346,193	$3.04

RAINING DATA CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

      A summary of changes in common stock options is as follows:

		Weighted Average
		Exercise Price
	Shares	Per Share

Options outstanding as of March 31, 1999	635,599	$2.11
Granted	1,290,300	$6.32
Cancelled	(259,450)	$1.09
Exercised	(10,090)	$0.89

Options outstanding as of March 31, 2000	1,656,359	$4.22
Granted	924,400	$4.97
Assumed in acquisition of PickAX	1,538,673	$2.95
Cancelled	(804,877)	$9.12
Exercised	(333,964)	$1.15

Options outstanding as of March 31, 2001	2,980,591	$4.33
Granted	2,196,275	$2.50
Cancelled	(939,119)	$4.30
Exercised	(71,873)	$1.08

Options outstanding as of March 31, 2002	4,165,874	$3.40

      The Company had $523,000, $2,073,000 and $2,045,000 of deferred stock-based compensation related to employee stock options as of March 31, 2002, 2001 and 2000, respectively, and recognized stock-based compensation expense of $1,247,000, $1,755,000 and $1,092,000 during the years ended March 31, 2002, 2001 and 2000, respectively, as a result of granting stock options with exercise prices below the estimated fair value of the Company’s common stock at the date of grant. Deferred stock-based compensation has been presented as a component of stockholders’ equity and is being amortized as a charge to expense over the vesting period of the applicable options.

      On August 14, 2000, the Company accelerated the vesting period for an option previously granted to an employee to purchase 96,825 shares of common stock in connection with his termination. Additionally, the Company extended the life of such option through March 31, 2001. Accordingly, the Company remeasured the option, recording total compensation expense of $84,237 for the year ended March 31, 2001, which represented the intrinsic value of the options on the remeasurement date.

      On January 31, 2001, the Company granted an option to purchase 5,000 shares of common stock at $6.50 per share to a nonemployee in exchange for services to develop a software application. As the option is fully vested at the time of grant, the Company recorded $36,782 of expense in the period ended March 31, 2001. The fair value of the option was computed using the Black-Scholes model using an assumed volatility of 180%, a risk-free interest rate of 5.19%, a dividend rate of 0% and a 10-year life.

      On March 7, 2001, the Company accelerated the vesting period for an option previously granted to an employee to purchase 30,550 shares of common stock in connection with the employee’s termination. Additionally, the Company extended the life of such option through December 31, 2004. Accordingly, the Company remeasured the option, recording total compensation expense of $80,346 for the year ended March 31, 2001, which represented the intrinsic value of the options on the remeasurement date.

      On March 29, 2001, the Company granted an option to purchase 25,000 shares of common stock at $4.25 per share to a nonemployee in exchange for services to develop a software application. As the option is fully vested at the time of grant, the Company recorded $130,095 of expense in the period ended March 31, 2001.

RAINING DATA CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

The fair value of the option was computed using the Black-Scholes model using an assumed volatility of 180%, a risk-free interest rate of 4.98%, a dividend rate of 0% and a 10-year life.

      On November 21, 2001, the Company granted an option to purchase 25,000 shares of common stock at $3.05 per share to a non-employee in exchange for business and strategic advice. As the option was fully vested as of December 31, 2001, the Company recorded approximately $15,000 of expense in the period ended December 31, 2001. The fair value of the option was computed using the Black-Scholes model using an assumed volatility of 92%, a risk-free interest rate of 4.98%, a dividend rate of 0% and a 10-year life.

      On January 3, 2002, the Company granted options to purchase a total of 50,000 shares of common stock at $3.00 per share to two non-employees in exchange for business and strategic advice. The options vest over a six-month period. The Company recorded $76,011 of expense for the period ended March 31, 2002. The fair value of the options were computed using the Black-Scholes model using an assumed volatility of 125%, an average risk-free interest rate of 5.09% for the three months ended March 2002, a dividend rate of 0% and a 10-year life.

      On December 12, 2001, the Board of Directors approved the Company’s 2001 Employee Stock Purchase Plan (the “Purchase Plan”) to provide employees of the Company with an opportunity to purchase Common Stock of the Company through accumulated payroll deductions. The maximum number of shares of Common Stock made available for sale under the Purchase Plan is one million (1,000,000) shares. Continuance of the Purchase Plan shall be subject to approval by the stockholders of the Company within twelve (12) months before or after the date the Purchase Plan is adopted. The offer periods of six (6) months’ duration commence each February 15 and August 15. An employee may contribute between one percent (1%) and not exceeding ten percent (10%) of their compensation not to exceed $21,250 per calendar year. Employees are able to purchase the stock at an amount equal to 85% of the market value of a share of Common Stock on the enrollment date or on the exercise date, whichever is lower. The first offering period of the Purchase Plan will end August 15, 2002.

      The following table presents the amounts of stock-based compensation that would have been recorded under the following income statement categories had the stock-based compensation not been separately stated in the consolidated statements of operations (in thousands):

	Years Ended March 31,

	2002	2001	2000

Cost of Sales	$124	$162	$131
Selling and Marketing	223	358	191
Research and Development	363	471	404
General and Administrative	537	764	366

Total stock-based compensation	$1,247	$1,755	$1,092

9.     Related Party Transactions

      On November 30, 2000, the Company acquired PickAx in which Astoria was a significant shareholder. As a condition of that acquisition, the Company assumed a note for approximately $18.5 million due to Astoria from PickAx, Inc.

      On March 7, 2001, the Company entered into a Transition and Release Agreement (the “Transition Agreement”) with Gil Figueroa in connection with his resignation as President and Chief Executive Officer of the Company on December 29, 2000.

      Two limited partners in RCJ Capital Partners LP loaned the Company $750,000 in August 2000. The loans are for two years and bear annual interest at 4% payable semiannually. The notes provide for the

RAINING DATA CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

automatic conversion of the principal and unpaid interest into shares of the Company’s stock at a conversion price $6.17 at maturity in August 2002.

      Geoffrey P. Wagner, a director of the Company, is the sole general partner of Rockport Group LP, which is the sole general partner of RCJ Capital Partners LP.

      A trust of which a stockholder of the Company is the trustee and beneficiary, loaned the Company $250,000 in September 2000. The loan is for two years and bears annual interest at 10% payable quarterly.

      In June 2002, Astoria and the Company amended the terms of the Note Payable to extend the maturity date from November 30, 2002 to May 30, 2003 and to increase the interest rate from 8% to 10% beginning June 30, 2002. The note will continue to accrue interest until maturity or retirement prior to that time.

10.     Income Taxes

      The foreign net income (loss) before income taxes was approximately $435,000, ($1,170,000) and ($607,000) in fiscal year 2002, 2001 and 2000, respectively.

      A reconciliation of the expected U.S. Federal tax expense (benefit) attributable to income from continuing operations differed from the amounts computed by applying the statutory U.S. Federal statutory tax rate to pretax income from continuing operations as follows:

	2002	2001	2000

Expected U.S. Federal Tax	(34.0)%	(34.0)%	(34.0)%
State Taxes	(5.3)%	(5.0)%	(4.1)%
Change in Valuation Allowance and effect of purchase accounting on Deferred Tax	21.5%	24.5%	19.7%
Effect of Permanent Differences and foreign losses	18.1%	14.4%	15.1%
Other	0.1%	0.1%	3.3%
Credits	(0.4)%	0.0%	0.0%

Actual Effective Tax Rate	0.0%	0.0%	0.0%

      Deferred income tax assets and liabilities are recorded for differences between the financial statement and tax basis of the assets and liabilities that will result in taxable or deductible amounts in the future based on enacted laws and rates applicable to the periods in which the differences are expected to affect taxable income. Valuation allowances are established when necessary to reduce deferred tax assets to the amount expected to

RAINING DATA CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

be realized. Significant components of the Company’s net deferred tax assets are as follows at March 31 (in thousands):

	2002	2001

Deferred Tax Assets
Net Operating Loss	21,158	19,176
Accruals and reserves recognized in different periods	3,490	4,068
Tax Credits	1,490	1,426
Depreciation	—	—
State Taxes	286	—

Total Deferred Assets	26,424	24,670
Less Valuation Allowance	(23,197)	(18,800)

Total Deferred Tax Asset	3,227	5,870
Deferred Tax Liabilities
Purchased Intangibles	(3,222)	(4,154)
Depreciation	(5)	(1,058)
State Income Taxes	—	(658)

Net Deferred Tax Asset (Liability)	—	—

      Due to uncertainties surrounding the timing of realizing the benefits of its net favorable tax attributes in the future tax returns, the Company has recorded a full valuation allowance against its net deferred tax assets at March 31, 2002,2001 and 2000. The net change in the valuation allowance was an increase (decrease) of ($4,397,000) in 2002, $3,478,000 in 2001 and $923,000 in 2000.

      Subsequently recognized tax benefits relating to the valuation allowance for purchased deferred tax assets as of March 31, 2002 will be allocated to Goodwill.

      At March 31, 2002, the Company had net operating loss carryforwards of $62.2 million for Federal income tax purposes and $11.0 million for State tax purposes, which expires at various dates through 2021. Any changes in ownership, as defined by Section 382 of the Internal Revenue Code, may limit the amount of net operating loss carryforwards that can be used in any one year.

11.     Retirement Plans

      The Company sponsors a 401(k) Savings and Retirement Plan (the Plan) for substantially all of its employees in the United States of America. Employees meeting the eligibility requirements, as defined, may contribute specified percentages of their salaries. Under the Plan, which is qualified under Section 401(k) of the federal tax laws, the Company’s Board of Directors, at its sole discretion, makes discretionary profit-sharing contributions at 50% of the employees’ contributions up to 4% of the employees’ total compensation, to the Plan. For the years ended March 31, 2002, 2001 and 2000, discretionary annual contributions of $67,600, $46,800 and $3,000, respectively, were made to the Plan.

      The Company sponsors the Raining Data UK Limited Retirement Benefits Scheme (the RDUKL Plan) for substantially all of its employees in the United Kingdom. The RDUKL Plan provides retirement benefits upon attaining normal retirement age, and incidental benefits in the case of death or termination of employment prior to retirement. Raining Data UK contributes an amount ranging from 3% to 8% of each participant’s compensation to fund such benefits. In addition, participants are entitled to make voluntary contributions under the RDUKL Plan. The Company contributed approximately $86,500, $78,600 and $87,000 to the RDUKL Plan for the years ended March 31, 2002, 2001 and 2000, respectively.

RAINING DATA CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

12.     Commitments and Contingencies

      Leases — The Company leases office space and certain equipment under noncancelable operating lease agreements with terms expiring through 2007. Additionally, the Company is obligated under capital leases covering certain equipment that expire in 2003.

      At March 31, the gross amount of equipment and related accumulated amortization recorded under capital lease arrangements were as follows (in thousands):

	2002	2001

Equipment	$255	$255
Less: Accumulated amortization	(207)	(98)

	$48	$157

      Rent expense related to operating these leases is recognized ratably over the entire lease term. The Company is required to pay property taxes, insurance and normal maintenance costs.

      Future minimum lease payments under noncancelable operating leases with initial or remaining lease terms in excess of one year as of March 31, 2002 are as follows (in thousands):

Operating
Year Ending March 31,	Leases

2003	$1,096
2004	1,078
2005	1,070
2006	540
2007 and thereafter	42

Total minimum lease payments	$3,826

      As of March 31, 2002, the total of minimum rentals to be received in the future under noncancelable subleases through October 2005 was $697,000.

      Rent expense of $884,000 and $385,000 and $223,000 was incurred in 2002, 2001 and 2000, respectively. Amortization of assets held under capital leases is included with depreciation expense.

13.     Foreign Operations

      The Company’s revenues generated through its offices located outside the United States of America was approximately 30%, 43% and 55% for the fiscal years ended March 31, 2002, 2001 and 2000, respectively. During the year ended March 31, 2002, the Company closed its sales office in South Africa. As a result, the Company realized a translation loss of approximately $286,000 due to extreme fluctuations of the South African currency (the “RAND”) on payables due to the Parent Company. This loss is recorded as part of Other Expense on the Statement of Operations for the related fiscal year ended March 31, 2002. Other foreign operations reported minor amounts of translation gains and losses for the year in their operating results as they revalued the amounts due to the Parent based on prevailing year end exchange rates. The Company requires all foreign subsidiaries to revalue their intercompany payables monthly and record the change due to currency fluctuations. For subsidiaries with short-term intercompany balances, the change is recorded as an adjustment to operations. For those subsidiaries where the intercompany balances are considered long-term, the change is recorded as a component of stockholder’s equity.

RAINING DATA CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

14.     Segment Information

      The Company operates as a single reportable segment. International operations consist primarily of foreign sales offices selling software developed in the United States of America combined with local service revenue. The following table summarizes consolidated financial information of the Company’s operations by geographic location (in thousands):

	North	Europe/
	America	Africa	Total

Fiscal Year 2002
Net Revenue	$13,993	$6,052	$20,045
Operating Income (Loss)	(17,515)	1,249	(16,266)
Interest and other expense (income), net	4,226	(67)	4,159
Total assets	38,101	2,857	40,958
Depreciation and Amortization	13,270	167	13,437
Net Loss	(21,741)	(1,316)	(20,425)

Fiscal Year 2001
Net Revenue	5,306	4,013	9,319
Operating Income (Loss)	(11,530)	(869)	(12,399)
Interest and other expense, net	1,487	300	1,787
Total assets	49,924	2,931	52,855
Depreciation and Amortization	4,531	174	4,705
Net Loss	$(13,017)	$(1,169)	$(14,186)

Fiscal Year 2000
Net Revenue	$2,806	$3,404	$6,210
Operating Income (Loss)	(3,958)	(616)	(4,574)
Interest and other expense, net	22	100	122
Total assets	1,700	1,478	3,178
Depreciation and Amortization	155	186	341
Net Loss	$(3,980)	$(716)	$(4,696)

15.     Litigation

      In May 2001, General Automation initiated litigation in Superior Court of the State of California for the County of Orange against the Company for breach of contract relating to the Pick Systems purchase of selected assets of General Automation in August 2000. General Automation seeks in excess of $1,000,000 in damages, penalties and interest, in addition to attorneys’ fees and costs. The Company has asserted counterclaims for fraud, breach of contract and indemnity. Currently, the Company and General Automation are in discussions to settle the claim. Barring a settlement, a trial date has been set for July 28, 2002. The Company does not expect the ultimate resolution of this matter to have a material adverse effect on its results of operations. However, a payout of the amount sought by General Automation would have a significant impact on the Company’s liquidity and capital resources.

      In July 2000, Park Applications Computer Engineering, Ltd. (PACE) sued the Company in the Queen’s Bench Division Company of the High Court of Justice in Northern Ireland. PACE sought damages of $800,000 plus penalties and interest for alleged breach of contract relating to the purchase by Pick Systems of software from PACE. In January 2002, the Company and PACE entered into a settlement agreement under

RAINING DATA CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

which the Company agreed to pay $500,000 to PACE. Of this settlement, $250,000 was paid to PACE in January 2002 and the remaining $250,000 will be paid over a two-year period. Accordingly, the Company has accrued the remaining settlement amount as of March 31, 2002.

      In June 2001, Douce Bis sued the Company’s UK subsidiary in the Commercial Court of Paris, France for approximately $990,000 plus costs. The claim was for compensation and loss of profits due Douce Bis under the terms of the Douce Bis/ Omnis distributorship agreement entered into in 1983 and extended from time to time thereafter. The Company terminated Douce Bis as the Omnis distributor in France effective December 2000. The Company and Douce Bis entered into a settlement agreement in April 2002 under which the Company paid the U.S. dollar equivalent of $415,000. Accordingly, the Company has accrued the settlement amount as of March 31, 2002.

      In June 2001, Thomas Arata, Jr. and Edward Runci, former employees of PickAx, sued the Company in the Civil District Court for the Parish of Orleans in Louisiana. The suit was for unspecified amounts charging breach of contract, fraud, breach of fiduciary duty, unfair trade practices, and unjust enrichment concerning Arata’s and Runci’s activities for and on behalf of PickAx prior to and during PickAx’s acquisition of Pick Systems in March 2000 and the subsequent termination of their employment. In May 2002, the Company entered into a settlement agreement with Arata and Runci under which it paid to Arata and Runci an aggregate amount of $250,000 in cash and 100,000 shares of the Company’s common stock. Accordingly, the Company has accrued $500,000 in Accrued Liabilities as of March 31, 2002 related to the settlement.

      The Company is from time to time subject to claims and suits arising in the ordinary course of business.

EXHIBIT INDEX

Exhibit	Description

2.1	Agreement and Plan of Merger, dated as of August 23, 2000, by and among the Registrant, Raining Merger Sub, Inc., PickAx, Inc. and Gilbert Figueroa (included as Appendix A to the Registrant’s Definitive Proxy Statement filed with the Commission on November 16, 2000 and incorporated herein by reference).
2.2	Merger Agreement dated as of August 23, 2000 by and among the Registrant, PickAx, Inc., Gilbert Figueroa, and Raining Merger Sub, Inc. (included as Exhibit 10.1 to the Registrant’s Form 10-QSB filed with the Commission on November 6, 2000 and incorporated herein by reference).
3.1	Restated Certificate of Incorporation dated September 17, 1997, as amended and corrected of the Registrant (included as Exhibit 3.1 to the Registrant’s Form 8-K filed with the Commission on June 16, 1998 and incorporated herein by reference).
3.2	Certificate of Amendment of Certificate of Incorporation of the Registrant dated February 9, 1999 (included as Exhibit 3.2 to the Registrant’s Form 10-KSB filed with the Commission on July 7, 1999 and incorporated herein by reference).
3.3	Certificate of Designation dated March 31, 1999, as corrected (included as Exhibit 3.1 to the Registrant’s Form 8-K filed with the Commission on April 5, 1999 and incorporated herein by reference).
3.4	Certificate of Amendment of Restated Certificate of Incorporation of the Registrant dated November 29, 2000 (included as Exhibit 3.1 to the Registrant’s Form 10-QSB filed with the Commission on February 14, 2001 and incorporated herein by reference).
3.5	Certificate of Amendment of Restated Certificate of Incorporation of the Registrant dated December 12, 2001 (included as Exhibit 4.5 to the Registrant’s Form S-8 filed with the Commission on December 14, 2001 and incorporated herein by reference).
3.6	Amended and Bylaws dated December 12, 2001 (included as Exhibit 4.6 to the Registrant’s Form S-8 filed with the Commission on December 14, 2001 and incorporated herein by reference).
4.1	Registration Rights Agreement by and among the Registrant, Pamela Conrad, Donald D. Durr, Lee Summers, Robert J. Rosenberg, Gil Figueroa, Michael E. McGoey, Gerald L. Cohn and Timothy Holland dated as of November 30, 2000 (included as Exhibit 4.1 to the Registrant’s Form 10-QSB filed with the Commission on February 14, 2001 and incorporated herein by reference).
4.2	Registration Rights Agreement by and among the Registrant, Astoria Capital Partners, L.P., Harrison H. Augur, Keogh MP and Robert D. van Roijen dated as of December 4, 2000, as amended on December 4, 2001 (included as Exhibit 4.1 to the Registrant’s Form 10-QSB filed with the Commission on March 21, 2002 and incorporated herein by reference).
4.3	Registration Rights Agreement by and between the Registrant Astoria Capital Partners, L.P., dated as of September 27, 2001, as amended on January 7, 2002 (included as Exhibit 4.2 to the Registrant’s Form 10-QSB filed with the Commission on March 21, 2002 and incorporated herein by reference).
4.4	Note and Warrant Purchase Agreement by and between the Registrant and Astoria Capital Partners, L.P. dated as of November 30, 2000 (included as Exhibit 4.2 to the Registrant’s Form 10-QSB filed with the Commission on February 14, 2001 and incorporated herein by reference).
4.5	Secured Promissory Note issued by the Registrant to Astoria Capital Partners, L.P. dated November 30, 2000 (included as Exhibit 4.3 to the Registrant’s Form 10-QSB filed with the Commission on February 14, 2001 and incorporated herein by reference).
4.6	Amendment to Secured Promissory Note between the Registrant and Astoria Capital Partners, L.P. (included as Exhibit 4.1 to the Registrant’s Form 8-K filed with the Commission on June 12, 2002 and incorporated herein by reference).
4.7	Waiver Letter dated as of September 27, 2001 from Astoria Capital Partners, (included as Exhibit 10.23 of Registrant’s Form 10-QSB filed with the Commission on November 14, 2001 and incorporated herein by reference).

Exhibit	Description

4.8	Common Stock Purchase Warrant issued by the Registrant to Astoria Capital Partners, L.P. dated November 30, 2000 (included as Exhibit 4.4 to the Registrant’s Form 10-QSB filed with the Commission on February 14, 2001 and incorporated herein by reference).
10.1	1999 Stock Option Plan, as amended on March 15, 2002.
10.2	2001 Employee Stock Purchase Plan as amended on December 28, 2001 (included as Exhibit 10.1 to the Registrant’s Form 10-QSB filed with the Commission on March 21, 2002 and incorporated herein by reference).
10.3	Option Agreement dated September 24, 2001, between the Registrant and Carlton H. Baab (included as Exhibit 10.22 of Registrant’s Form 10-QSB filed with the Commission on November 14, 2001 and incorporated herein by reference).
10.4	Common Stock Purchase Agreement-2001, dated as of September 27, 2002, among the Registrant and Astoria Capital Partners, L.P. (included as Exhibit 10.1 of Registrant’s Form 8-K filed with the Commission on October 1, 2001 and incorporated herein by reference).
10.5	Common Stock Purchase Agreement — Cash Purchase, by and between the Registrant and Astoria Capital Partners, L.P. dated as of December 4, 2000 (included as Exhibit 4.1 to the Registrant’s Form 8-K/A filed with the Commission on June 21, 2001 and incorporated herein by reference).
10.6	Common Stock Purchase Agreement — PickAx Note, by and between the Registrant and Astoria Capital Partners, L.P. dated as of December 4, 2000 (included as Exhibit 4.2 to the Registrant’s Form 8-K/A filed with the Commission on June 21, 2001 and incorporated herein by reference).
10.7	Common Stock Purchase Agreement — Individual, by and between the Registrant and Harry Augur dated as of December 4, 2000 (included as Exhibit 4.3 to the Registrant’s Form 8-K/A filed with the Commission on June 21, 2001 and incorporated herein by reference).
10.8	Common Stock Purchase Agreement — Individual, by and between the Registrant and Robert van Roijen dated as of December 4, 2000 (included as Exhibit 4.4 to the Registrant’s Form 8-K/A filed with the Commission on June 21, 2001 and incorporated herein by reference).
10.9	Form of Promissory Note dated September 28, 2000, issued by the Registrant to The Philip and Debra Barrett Charitable Remainder Trust (included as Exhibit 10.4 to the Registrant’s Form 8-K filed with the Commission on October 24, 2000 and incorporated herein by reference).
10.10	Form of Note Purchase Agreement and Form of Non-secured Convertible Promissory Note dated as of August 23, 2000, respectively, issued by the Registrant to three lenders (included as Exhibit 10.5 to the Registrant’s Form 8-K filed with the Commission on October 24, 2000 and incorporated herein by reference).
10.11	Form of Employment Agreement by and between the Registrant and Mario Barrenechea (included as Exhibit 10.1 to the Registrant’s Form 10-QSB filed with the Commission on February 14, 2001 and incorporated herein by reference).
10.12	Transition Agreement and Releases by and between the Registrant and Gilbert Figueroa dated as of March 7, 2001 (included as Exhibit 10.15 to the Registrant’s Form 10-KSB filed with the Commission on June 29, 2001 and incorporated herein by reference).
10.13	Service Agreement by and between the Registrant and Gwyneth Gibbs dated April 1, 2000 (included as Exhibit 10.16 to the Registrant’s Form 10-KSB filed with the Commission on June 29, 2001 and incorporated herein by reference).
10.14	Settlement Agreement by and between the Company and Gwyneth M. Gibbs made on August 14, 2001 (included as Exhibit 10.19 to the Registrant’s Form 10-QSB filed with the Commission on August 20, 2001 and incorporated herein by reference).
10.15	Form of Indemnification Agreement entered into with officers and directors of Registrant (included as Exhibit 10.2 to the Registrant’s Form 10-QSB filed with the Commission on March 21, 2002 and incorporated herein by reference).
21.1	Subsidiaries of the Registrant.
23.1	Consent of KPMG LLP.
24.1	Power of Attorney. Reference is made to the signature page.