Form 10KSB/A
period 2002-03-31
RAINING DATA CORP
filed 2002-07-26
CIK 820738

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

Form 10-KSB/A

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

Common Stock, $0.10 par value

      Check whether the issuer (1) has filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.     Yes ☑     No ☐

      Check if disclosure of delinquent filers pursuant to Item 405 of Regulation S-B is not contained in this form, and no disclosure will be contained, to the best of Registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-KSB or any amendment to this Form 10-KSB. ☑

      The Registrant’s revenues for the fiscal year ended March 31, 2002 were $20.0 million.

      The aggregate market value of the voting stock held by non-affiliates of the Registrant was $10,750,274 on June 21, 2002 based on the closing sale price of such stock on that date.

      As of June 21, 2002, the Registrant had 17,685,463 shares of its common stock outstanding.

DOCUMENTS INCORPORATED BY REFERENCE

      None.

      Transitional Small Business Disclosure Format (check one):     ☐ Yes     ☑ No

EXPLANATORY NOTE

      On June 28, 2002 the Company filed Part I and II of its Form 10-KSB for the fiscal year ended March 31, 2002. This amended filing includes information required under Part III. This amendment does not otherwise attempt to update the information or financial results in the originally filed Form 10-KSB or to reflect events occurring after the filing date.

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

Executive Officers

      The following sets forth certain information regarding the executive officers of the Company as of April 15, 2002:

Name	Age	Position(s)

Carlton H. Baab	44	President and Chief Executive Officer
Mario I. Barrenechea	41	Senior Vice President, Worldwide Sales and Marketing
Mark Allen	57	Vice President, Worldwide Customer Support & Training
Brian C. Bezdek	31	Vice President, Finance, Corporate Controller & Secretary
John Bramley	45	Vice President, New Applications
Janet Crumpley	45	Vice President, Sales, North America, Latin America & Asia
Rick Davies	49	Vice President, Customer Service, Major Accounts
Boris Geller	38	Vice President, Market Development
Gwyneth M. Gibbs	58	Vice President, European Operations
Soheil Raissi	46	Vice President, Product Development & Professional Services

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

      Mr. Geller has served as Vice President, Market Development since March 2002. Mr. Geller joined the Company from Steeleye Technology, Inc., an enterprise reliability and disaster recovery software company, where he served as Vice President, Marketing since May 2000. From February 1999 to May 2000, Mr. Geller served as Senior Director, Marketing and Alliances for BEA Systems (NASDAQ: BEAS), a provider of application infrastructure. From April 1998 to February 1999, Mr. Geller served as Senior Director, Marketing and Business Development for Imparto Software Corp., a web marketing automation software company. Prior to that, Mr. Geller served in a variety of executive and senior management positions in marketing, business development and product development at BMC/BGS (NYSE: BMC), HP/Digital Equipment Corp. (NYSE: HPQ), Legato/ Qualix (NASDAQ: LGTO) and other enterprise software companies. Mr. Geller holds a B.S. and a M.S. in Computer Science from Boston University and an M.B.A. from Bentley College.

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

      In May 2001, General Automation initiated litigation in Superior Court of the State of California for the County of Orange against the Company for breach of contract relating to the Pick Systems purchase of selected assets of General Automation in August 2000. General Automation seeks in excess of $1,000,000 in damages, penalties and interest, in addition to attorneys’ fees and costs. The Company has asserted counterclaims for fraud, breach of contract and indemnity. Currently, the Company and General Automation are in discussions to settle the claims. Barring a settlement, a trial date has been set for July 29, 2002. The Company does not expect the ultimate resolution of this matter to have a material adverse effect on its results of operations. However, a payout of the amount sought by General Automation would have a significant impact on the Company’s liquidity and capital resources.

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

      Many of the Company’s executive officers joined the Company in connection with or subsequent to the acquisition of PickAx, including Carlton Baab, the Company’s President and Chief Executive Officer, who joined the Company in August 2001. Additional changes in management have occurred following Mr. Baab’s appointment, including the hiring of Soheil Raissi, Vice President, Product Development & Professional Services, Brian Bezdek, Vice President, Finance, Corporate Controller and Secretary and Boris Geller, Vice President, Market Development. The new executive officers must be able to work efficiently together to manage the Company’s operations. Furthermore, the loss of one or more of these or other executives could adversely affect its business. In addition, the Company believes that its future success will depend to a significant extent on its ability to recruit, hire and retain highly skilled management and employees for engineering new products, product management, sales, marketing, and customer service. Competition for such personnel in the software industry can be intense, and there can be no assurance that it will be successful in attracting and retaining such personnel. If the Company is unable to do so, it may experience inadequate levels of staffing to develop and license its products and perform services for its customers.

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

      a) Consolidated Financial Statements:

Report of Independent Auditors

Consolidated Balance Sheets as of March 31, 2002 and March 31, 2001

Consolidated Statements of Operations and Comprehensive Loss for fiscal years ended March 31, 2002, 2001 and 2000

Consolidated Statements of Cash Flows for fiscal years ended March 31, 2002, 2001 and 2000

Consolidated Statements of Stockholder’s Equity (Deficit) and Comprehensive Loss for fiscal years ended March 31, 2002, 2001 and 2000

Notes to Consolidated Financial Statements

Item 8.	Changes in and Disagreements with Accountants on Accounting and Financial Disclosure

      Previously reported on a Current Report on Form 8-K dated January 4, 2002.

PART III

Item 9.	Directors, Executive Officers, Promoters, and Control Persons; Section 16(a) Beneficial Ownership Reporting Compliance

      The Bylaws of the Company provide that the Board of Directors is to be composed of no less than five (5) and no more than nine (9) directors divided into Classes I, II and III, each with as nearly equal a number of directors as possible. The exact number of directors is currently set at six (6) by resolution of the Board. The directors are elected to serve staggered three-year terms, with the term of one class of directors expiring each year at the annual meeting of stockholders.

      The following table sets forth as of March 31, 2002, the name, age, and position of the directors, the date they joined the Board of Directors and the year in which their term expires:

Name of Director	Age	Position	Director Since	Term Expires

Geoffrey P. Wagner(1,2,3,4)	45	Chairman	1998	2002
Carlton H. Baab	44	Director	2001	2004
Bryce J. Burns(1)	44	Director	2000	2003
Gerald F. Chew(2)	42	Director	1998	2004
Douglas G. Marshall(1,3)	45	Director	1998	2002
Bryan Sparks(2,3)	40	Director	2000	2003

(1)	Member of the Compensation Committee

(2)	Member of the Audit Committee

(3)	Member of the Nominating and Corporate Governance Committee

(4)	Member of the Stock Committee, a subcommittee of the Compensation Committee

      The following is a brief summary of the background of each director:

      Mr. Wagner has served as Chairman of the Board since August 2001 and served as Secretary of the Company from February 1999 through November 2000. Mr. Wagner has served as a co-founder of Rockport Group, LP since its founding in 1990 and as its sole general partner since 1994. The Rockport Group, LP is the sole General Partner of RCJ Capital Partners, LP and invests in a variety of industries. Prior to 1990 Mr. Wagner held sales executive positions at several Wall Street firms, including five years at Bear, Stearns & Co., Inc. and five years at Kidder, Peabody & Co., Inc. Mr. Wagner holds a B.S. in Business Administration from Portland State University. Mr. Wagner serves as Chairman of both the Audit Committee and the Compensation Committee, is a member of the Nominating and Corporate Governance Committee and is the sole member of the Stock Committee.

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

      Mr. Burns has served on the Board of Directors since February 2000. Mr. Burns served as the Company’s Interim Chief Executive Officer from December 2000 to August 2001. Mr. Burns also served as Chairman of the Board of the Company from September 2000 to August 2001. Mr. Burns has served as a partner of Soldatna Capital, an investment management firm since November 2001. From 1998 to 2000, Mr. Burns served as Director of Product Management at Novell, Inc., a computer software company. From June 1997 through July 1998, Mr. Burns served as Executive Vice President and Chief Operating Officer at Caldera Systems, a computer software company. Mr. Burns was also the President of Applied Medical Informatics, Inc., a medical software company, from October 1995 to June 1997. Mr. Burns holds a B.S. degree in medical biology from the University of Utah and an M.B.A. from Brigham Young University. He is a member of the Compensation Committee.

      Mr. Chew joined the Board of Directors in 1998. Mr. Chew most recently served as the President and Chief Operating Officer of MDSI Mobile Data Solutions, Inc. (“MDSI”) from April 2001 to March 2002 and served as a director of MDSI from 1995 until April 2001. Mr. Chew served as Executive Vice President of Ancora Capital & Management Group, LLC, an investment firm, from June 1998 to January 2001. Since February 1997, Mr. Chew has served as Managing Director of The Cairn Group. From August 1996 to February 1997, he was Chief Operating Officer of SpotMagic, Inc., a multimedia software company. Mr. Chew serves on the Audit Committee.

      Mr. Marshall joined the Board of Directors in 1998. Mr. Marshall is Senior Vice President of Deposit Strategy and Product Management at Washington Mutual (NYSE: WM), a financial services company. Mr. Marshall joined Washington Mutual in November 2001. From August 1994 to November 2001, Mr. Marshall held a number of marketing positions at Bank of America (NYSE: BAC), most recently as Vice President of Advertising and Marketing Communications. Mr. Marshall holds a B.A. in English from Seattle Pacific University and an M.B.A. from the University of Washington. Mr. Marshall serves on the Compensation Committee and the Nominating and Corporate Governance Committee.

      Mr. Sparks joined the Board of Directors in August 2000. Mr. Sparks served as the Chairman and Chief Executive Officer of Lineo, Inc., a computer software company, from September 1998 to November 2001. From October 1994 through September 1998, Mr. Sparks served as the Chief Executive Officer of Caldera, Inc., a computer software company. Mr. Sparks holds a B.S. in Computer Science from Brigham Young University. Mr. Sparks is a member of the Audit Committee and the Nominating and Corporate Governance Committee.

      Information regarding the current executive officers of the Company, which may be found under the caption “Executive Officers of the Registrant” in Part I hereof, is incorporated by reference into this Item 9.

Family Relationships

      To the Company’s knowledge, there are no family relationships between any director and executive officer of the Company.

Section 16(a) Beneficial Ownership Reporting Compliance

      Section 16(a) of the Securities Exchange Act of 1934, as amended (the “Exchange Act”), requires the Company’s officers and directors, and persons who own more than ten percent of a registered class of the Company’s equity securities, to file certain reports of ownership with the Securities and Exchange Commission (the “SEC”) and with the National Association of Securities Dealers, Inc. Such officers, directors and stockholders are also required by SEC rules to furnish us with copies of all Section 16(a) forms they file. All reports required to be filed during fiscal year ended March 31, 2002 pursuant to Section 16(a) of the Exchange Act by directors, executive officers and 10% beneficial owners were filed on timely basis.

Item 10.     Executive Compensation

Summary Compensation

      The following table sets forth the compensation of the Company’s Named Executive Officers, which consist of a) all persons serving as the chief executive officer during the fiscal year, b) the four most highly compensated executive officers serving as such at the end of the fiscal year, in addition to the chief executive officer, and c) one highly compensated former executive officers for whom disclosure otherwise would have been required but for the fact he was not serving as such at the end of the fiscal year ended March 31, 2002:

Summary Compensation Table

				Long Term
				Compensation
				Awards
	Annual Compensation
				Securities	All Other
Name and Principal Position	Year	Salary($)	Bonus($)	Underlying Options(#)	Compensation

Carlton H. Baab(1)	2002	$124,000	—	1,000,000	$5,523
President and Chief Executive
Officer
Bryce J. Burns(2)	2002	$124,923	—	—	$14,084
Former Interim Chief Executive	2001	$75,000	—	64,825	$9,124
Officer and Chairman
Gwyneth Gibbs(3)	2002	$132,144	$71,045	20,000	$22,994
Vice President European and African	2001	$144,423	—	30,000	$21,934
Operations; Former President and	2000	$107,884	$40,000	—	$22,283
Interim Chief Executive Officer until
PickAX acquistion
Richard K. Lauer(4)	2002	$136,086	—	—	$146,429
Former President and	2001	$268,750	$20,000	30,000	—
Chief Operating Officer
Mario I. Barrenechea(5)	2002	$221,677	—	—	$4,956
Senior Vice President,	2001	$306,300	—	30,000	$2,478
Sales and Marketing
Scott K. Anderson, Jr.(6)	2002	$162,884	—	—	$2,650
Vice President of Finance,	2001	$185,000	$10,000	30,000	$1,500
Treasurer, and Corporate Secretary
Janet Crumpley(7)	2002	$185,631	—	50,000	$2,728
Vice President, Sales-North America	2001	$216,752	—	10,000	$4,162

(1)	Mr. Baab was appointed President and Chief Executive Officer on August 27, 2001. All Other Compensation reflects payments to a continuing medical plan Mr. Baab had in place at the time he joined the Company.

(2)	Mr. Burns served as Interim Chief Executive Officer from December 29, 2000 until August 27, 2001, and as Chairman of the Board of Directors of the Company from September 22, 2000 until August 27, 2001. Mr. Burns remains a member of the Company’s Board of Directors. All Other Compensation reflects $10,000 in severance and $4,084 in post termination medical plan premiums.

(3)	Ms. Gibbs resigned as President and Interim Chief Executive Officer at the time of the PickAX acquisition and was subsequently elected Vice President, European and African Operations of the Company. Ms. Gibbs resigned as an officer of the Company effective June 30, 2001 and resigned as a member of the Company’s Board of Directors effective August 14, 2001. Ms. Gibbs rejoined the Company and was appointed Vice President, Europe in October 2001. All Other Compensation reflects payments by the Company on Ms. Gibbs behalf to a pension plan for UK employees.

(4)	Mr. Lauer served as President and Chief Operating Officer from December 29, 2000 until he left the Company in August 2001. All Other Compensation in fiscal year 2002 reflects $141,491 in severance and $4,938 in post termination medical plan premiums. In fiscal year 2001, Mr. Lauer’s compensation includes amounts earned at PickAX from April 1, 2000 through the date of the acquisition.

(5)	Mr. Barrenechea was serving as Senior Vice President, Sales and Marketing of PickAX at the time of the acquisition and was appointed to the same position in the Company at the time of the acquisition. In fiscal year 2001, Mr. Barrenechea’s compensation includes amounts earned at PickAX from April 1, 2000 through the date of the acquisition. All Other Compensation reflects premiums paid by the Company on a life insurance policy owned by Mr. Barrenechea.

(6)	Mr. Anderson served as Vice President, Finance and Administration and Corporate Secretary of PickAX at the time of the acquisition and served as Vice President, Finance, Treasurer and Corporate Secretary until he left the Company in April 2002. In fiscal year 2001, Mr. Anderson’s compensation includes amounts earned at PickAX from April 1, 2000 through the date of the acquisition. All Other Compensation reflects matching contributions under the Company’s 401(k) Plan.

(7)	Ms. Crumpley was serving as Vice President, Sales of PickAX at the time of the acquisition and was appointed to the same position in the Company at the time of the acquisition. In fiscal year 2001, Ms. Crumpley’s compensation includes amounts earned at PickAX from April 1, 2000 through the date of the acquisition. All Other Compensation reflects matching contributions under the Company’s 401(k) Plan.

Stock Option Grants in Last Fiscal Year

      The following table sets forth the individual grants of stock options made by the Company during the fiscal year ended March 31, 2002 to each of the Named Executive Officers:

	Number of	Percent of Total
	Securities	Options Granted
	Underlying	to Employees in
Name	Options Granted	Fiscal Year(1)	Exercise Price	Expiration Date

Carlton H. Baab(2)	1,000,000	46%	$1.55	09/24/2011
Gwyneth Gibbs	20,000	1%	$2.00	10/05/2011
Janet Crumpley	50,000	2%	$5.39	07/11/2011

(1)	Based on an aggregate of 2,196,000 options granted to employees of the Company in the fiscal year ended March 31, 2002, including the Named Executive Officers. Except as noted below, each of the options listed in the table vests according to the following schedule: 25% one year after the vesting commencement date, and one thirty-sixth per month thereafter, such that the option will be fully vested four (4) years after the vesting commencement date.

(2)	Option vests daily over six (6) months from the date of the grant and is fully vested as of March 31, 2002.

Aggregated Option Exercises in Last Fiscal Year and Year-End Option Values

      The Named Executive Officers exercised no options during the last fiscal year.

      The following table shows, as to the Named Executive Officers, the value of unexercised options at March 31, 2002:

	Underlying Unexercised		Value of Unexercised
	Options		In-the-Money Options at
	at Fiscal Year End		Fiscal Year End(1)

Name	Exercisable	Unexercisable	Exercisable	Unexercisable

Carlton Baab	1,050,000	—	$1,181,500	$—
Bryce J. Burns	99,444	94,206	$—	$—
Mario I. Barrenechea	144,971	114,151	$—	$—
Janet Crumpley	17,774	67,684	$—	$—
Gwyneth Gibbs	73,068	49,932	$9,103	$13,397
Scott Anderson(2)	99,148	83,600	$—	$—

(1)	In accordance with SEC rules, values are calculated by subtracting the exercise price from the fair market value of the underlying common stock. For purposes of this table, fair market value is deemed to be closing price of the common stock on March 31, 2002, which was $2.65 per share.

(2)	Mr. Anderson left the Company in April 2002.

Employment Contracts

      Effective April 1, 2000, the Company entered into a services agreement with Gwyneth M. Gibbs retaining Mrs. Gibbs as an officer of the Company for an initial term of two (2) years, which shall be renewed automatically for subsequent two-year terms unless either party terminates the agreement by delivery of six (6) months prior notice. The Service Agreement provides for an annual base salary of £83,000 (or, approximately $125,000), with annual increases based on the Index of Retail Prices published by the Office for National Statistics. In addition, Mrs. Gibbs is entitled to an annual incentive bonus of up to 50% of her base salary if certain prearranged annual goals and objectives are met and to Company contributions to a Company retirement plan open to all United Kingdom employees.

      Effective December 1, 2000, the Company entered into employment agreements with Messrs. Barrenechea and Anderson that provide for six (6) months severance in the event of involuntary separation from the Company. Mr. Barrenechea’s agreement is for three (3) years and provides that he will receive commissions on the Company’s revenues. As of this filing, Mr. Anderson is no longer employed by the Company.

      Effective March 18, 2002, the Company entered into an offer letter agreement with Boris Geller retaining Mr. Geller as Vice President, Market Development. The offer letter provides for a base salary of $210,000, an option to purchase 245,000 shares of the Company’s common stock and 100% acceleration of the shares subject to the option in the event of a termination without cause within twelve (12) months following a change of control. In addition, the agreement provides for severance benefits, including payment of basic salary for up to six (6) months and acceleration of first year vesting, upon termination for any reason.

      Effective April 15, 2002, the Company entered into an offer letter agreement with Brian C. Bezdek retaining Mr. Bezdek as Vice President, Finance, Corporate Controller and Secretary. The offer letter provides for a base salary of $135,000, an option to purchase 100,000 shares of the Company’s common stock and 100% acceleration of the shares subject to the option in the event of a termination without cause within twelve (12) months following a change of control. In addition, the agreement provides for severance benefits, including payment of basic salary for up to six (6) months and acceleration of first year vesting, upon termination for any reason.

      Effective June 21, 2002, the Company entered into an Amendment to Stock Option Agreement with Soheil Raissi, Vice President, Product Development and Professional Services, which amended Stock Option

Agreements, dated October 10, 2001 and April 26, 2002, respectively, between the Company and Mr. Raissi, to in each case provide for 100% acceleration of the shares subject to the option in the event of a termination without cause within twelve (12) months following a change of control.

      Effective February 6, 2001, the Company entered into an Stock Option Agreement with Bryce Burns, then interim Chief Executive Officer, for the option to purchase 64,825 shares of the Company’s common stock. The Stock Option Agreement provides for 100% acceleration of the shares subject to option in the event of a change of control. The Stock Option Agreement also provides that normal vesting of the option will not be interrupted upon Mr. Burns’ resignation as interim Chief Executive Officer so long as he remains in the service of the Company.

Director Compensation

      The Company reimburses directors for travel and other out-of-pocket expenses incurred in attending Board meetings. The Company does not pay cash compensation to its directors.

Item 11.	Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters

      The following table sets forth, as of June 30, 2002, certain information with respect to the beneficial ownership of the Company’s voting securities by (i) any person (including any “group” as that term is used in Section 13(d)(3) of the Exchange Act) known by the Company to be the beneficial owner of more than 5% of any class of the Company’s voting securities, (ii) each director, (iii) each of the Named Executive Officers, and (iv) all current directors and executive officers of the Company as a group. As of June 30, 2002, there were 300,000 and 17,688,119 shares of issued and outstanding preferred stock and common stock, respectively.

	Number of Shares of	Percent of Total	Number of Shares	Percent of Total
Name and Address(1)	Preferred Stock(2)	Preferred Stock	of Common Stock	Common Stock

5% Stockholders
Carlton H. Baab(3)			11,776,222	56%
Astoria Capital Partners L.P.(4)	300,000	100.00%	10,726,222	54%
Geoffrey P. Wagner(5)			2,310,000	13%
Rockport Group, LP(6)			2,270,000	13%
Directors and Officers
Gwyneth M. Gibbs(7)			163,625	*
Mario I. Barrenechea(8)			148,096	*
Gerald F. Chew(9)			126,825	*
Douglas G. Marshall(10)			126,825	*
Bryce J. Burns(11)			125,089	*
Scott K. Anderson, Jr.(12)			99,148	*
Bryan Sparks(13)			96,825	*
Janet Crumpley(14)			32,354	*
All Directors and Executive Officers as a group (15 persons)(15)			15,858,476	73%

*	Represents less than 1%

(1)	Except as otherwise indicated below, the Company believes the persons whose names appear in the table above have sole voting and investment power with respect to all shares of stock shown as beneficially owned by them, subject to applicable community property laws.

(2)	“Preferred Stock” refers to the Series A Convertible Preferred Stock, which is convertible into shares of common stock at a conversion rate of 1 to 1.667. The conversion rate may increase upon the Company’s issuance of additional shares of capital stock, as set forth in Section 5(c) of the Company’s Certificate of Designations of Series A Convertible Preferred Stock.

(3)	Represents options to purchase 1,050,000 shares of common stock exercisable within 60 days of June 30, 2002, held by Mr. Baab. Also includes the following shares beneficially owned by Astoria Capital Partners, L.P. (“ACP”): 10,726,222 shares of common stock, which includes warrants to purchase 1,668,545 shares of common stock exerciseable within 60 days of June 30, 2002 and 500,100 shares of common stock which may be acquired upon conversion of 300,000 shares of Series A Convertible Preferred Stock. Mr. Baab is an employee of ACM, which is a general partner of ACP. As a general partner of ACP, ACM has a special profit interest in ACP’s realized and unrealized gains and income in excess of a specified hurdle rate, subject to certain additional conditions. As an employee of ACM, Mr. Baab is entitled to an annual bonus equal to a fixed percentage of any special profit allocation ACP receives for the year in question. Mr. Baab disclaims beneficial ownership of the securities held by ACP as he does not hold voting or investment power over the holdings of ACP.

(4)	The principal address of ACP is 6600 SW 92nd Avenue, Suite 370, Portland, Oregon 97223. Includes warrants to purchase 1,668,545 shares of common stock exercisable within 60 days of June 30, 2002 and 500,100 shares of common stock issuable upon conversion of the Series A Convertible Preferred Stock.

(5)	Includes warrants to purchase 4,167 shares of common stock exercisable within 60 days of June 30, 2002, held by Mr. Wagner, 25,833 shares of common stock owned by Mr. Wagner directly, 1,420,000 shares of common stock owned by Rockport Group, LP, of which Mr. Wagner is the sole general partner, 850,000 shares of common stock owned by RCJ Capital Partners, LP, of which Rockport Group, LP is the sole general partner and 10,000 shares of common stock purchased on April 5, 1999 by a trust of which Mr. Wagner’s wife is the sole beneficiary. Mr. Wagner disclaims beneficial ownership of such 10,000 shares except to the extent of his pecuniary interest in such shares.

(6)	The principal address of Rockport Group LP is 6600 SW 92nd Avenue, Suite 370, Portland, Oregon 97223. Shares of common stock beneficially owned includes 1,420,000 shares of common stock owned by Rockport Group, LP, and 850,000 shares of common stock owned by RCJ Capital Partners, LP, of which Rockport Group, LP is the sole general partner.

(7)	Includes options to purchase 83,625 shares of common stock exercisable within 60 days of June 30, 2002, held by Mrs. Gibbs.

(8)	Represents options to purchase 148,096 shares of common stock exercisable within 60 days of June 30, 2002, held by Mr. Barrenechea.

(9)	Represents warrants and options to purchase 126,825 shares of common stock exercisable within 60 days of June 30, 2002, held by Mr. Chew.

(10)	Represents warrants and options to purchase 126,825 shares of common stock exercisable within 60 days of June 30, 2002, held by Mr. Marshall.

(11)	Includes warrants and options to purchase 124,089 shares of common stock exercisable within 60 days of June 30, 2002, held by Mr. Burns.

(12)	Represents options to purchase 99,148 shares of common stock exercisable within 60 days of June 30, 2002, held by Mr. Anderson. Effective April 15, 2002, Mr. Anderson left the Company, at which time all further vesting of Mr. Anderson’s options ceased. On July 15, 2002, all rights to those options, exercisable and unexercisable, terminated.

(13)	Represents warrants to purchase 96,825 shares of common stock exercisable within 60 days of June 30, 2002, held by Mr. Sparks.

(14)	Represents options to purchase 32,354 shares of common stock exercisable within 60 days of June 30, 2002, held by Ms. Crumpley.

(15)	Includes an aggregate of 3,552,998 shares of common stock issuable upon exercise of options or warrants exercisable within 60 days of June 30, 2002 and 500,100 shares of common stock issuable upon conversion of the Series A Convertible Preferred Stock.

Information Regarding Equity Compensation Plans

      The Company does not have any equity compensation plans other than those approved by the Company’s stockholders. The Company’s equity compensation plan and activities are more fully discussed in the Notes to the Consolidated Financial Statements in Items 7 and 8 of this Form 10-KSB.

      The following table sets forth information regarding the number of shares of the Company’s Common Stock that may be issued pursuant to equity compensation plans or arrangements of the Company as of March 31, 2002.

Number of securities remaining
	Number of securities to be		available for future issuance
	issued upon exercise of	Weighted average exercise	under equity compensation
	outstanding options,	price of outstanding	plans (excluding securities
Plan Category	warrants and rights	options, warrants and rights	reflected in column(a))

	(a)	(b)	(c)
Equity compensation plans approved by security holders	3,647,593 (1)	$3.41	2,319,047 (2)
Equity compensation plans not approved by security holders	N/A	N/A	N/A

(1)	Represents shares of common stock that may be issued pursuant to outstanding options granted under the following plans: 3,527,416 shares under the 1999 Stock Option Plan, 18,824 shares under the 1996 Stock Option Plan, 88,973 shares under the Directors Warrant Plan and 12,380 shares under the 1987 Stock Option Plan. The 1996 Stock Option Plan, the 1993 Directors Warrant Plan and the 1987 Stock Option Plan were terminated, except as to options then issued and outstanding under such plans. In addition, in connection with the Company’s acquisition of PickAx in December 2000, the Company assumed the PickAx Option Plan. The Company will not grant any further options under the PickAx Option Plan, except options to purchase 607,254 shares with a weighted exercise price of $2.96, which are currently outstanding.

(2)	Represents shares of common stock that may be issued pursuant to options available for future grant under the following plans: 1,319,047 shares under the 1999 Stock Option Plan as well as 1,000,000 shares of common stock available for purchase by employees under the 2001 Employee Stock Purchase Plan.

Item 12.     Certain Relationships and Related Party Transactions

      On November 30, 2000, the Company acquired PickAX in which Astoria was a significant shareholder. As a condition of that acquisition, the Company assumed a note for approximately $18.5 million due to Astoria from PickAX, Inc. on November 30, 2000. On June 10, 2002, the Company and Astoria extended the maturity date of that note to May 30, 2003 and increased the interest rate from 8% to 10% effective June 30, 2002. The note will accelerate in the event of certain public or private offerings of equity securities. The note will continue to accrue interest until maturity or retirement prior to that time. The note does not provide for any further borrowings and gives Astoria the right to approve any acquisitions by the Company in excess of $1,000,000.

      Two limited partners in RCJ Capital Partners, LP and a third individual related to those partners loaned the Company $750,000 in August 2000. The loans are for two years and bear annual interest at 4% payable semiannually. The notes provide for the automatic conversion of the principal and unpaid interest into shares of the Company’s stock at a conversion price of $6.17 on August 23, 2002. Geoffrey P. Wagner, a director of the Company, is the sole general partner of Rockport Group, LP, which is the sole general partner of RCJ Capital Partners, LP.

      The Phillip and Debra Barrett trust, a stockholder of the Company, loaned the Company $250,000 in September 2000. The loan is for two years and bears interest at 10% per annum, payable quarterly.

      The terms of the offer letter agreements between the Company and Mr. Geller and Mr. Bezdek, respectively, and the option agreements between the Company and Mr. Raissi and Mr. Burns, respectively, including a description of change of control provisions contained therein, may be found in Part III hereof under the caption “Employment Contracts.”

Item 13. Exhibits and Reports on Form 8-K

      (a) Exhibits.

Exhibit	Description

2.1	Agreement and Plan of Merger, dated as of August 23, 2000, by and among the Registrant, Raining Merger Sub, Inc., PickAx, Inc. and Gilbert Figueroa (included as Appendix A to the Registrant’s Definitive Proxy Statement filed with the Commission on November 16, 2000 and incorporated herein by reference).
2.2	Merger Agreement dated as of August 23, 2000 by and among the Registrant, PickAx, Inc., Gilbert Figueroa, and Raining Merger Sub, Inc. (included as Exhibit 10.1 to the Registrant’s Form 10-QSB filed with the Commission on November 6, 2000 and incorporated herein by reference).
3.1	Restated Certificate of Incorporation dated September 17, 1997, as amended and corrected of the Registrant (included as Exhibit 3.1 to the Registrant’s Form 8-K filed with the Commission on June 16, 1998 and incorporated herein by reference).
3.2	Certificate of Amendment of Certificate of Incorporation of the Registrant dated February 9, 1999 (included as Exhibit 3.2 to the Registrant’s Form 10-KSB filed with the Commission on July 7, 1999 and incorporated herein by reference).
3.3	Certificate of Designation dated March 31, 1999, as corrected (included as Exhibit 3.1 to the Registrant’s Form 8-K filed with the Commission on April 5, 1999 and incorporated herein by reference).
3.4	Certificate of Amendment of Restated Certificate of Incorporation of the Registrant dated November 29, 2000 (included as Exhibit 3.1 to the Registrant’s Form 10-QSB filed with the Commission on February 14, 2001 and incorporated herein by reference).
3.5	Certificate of Amendment of Restated Certificate of Incorporation of the Registrant dated December 12, 2001 (included as Exhibit 4.5 to the Registrant’s Form S-8 filed with the Commission on December 14, 2001 and incorporated herein by reference).
3.6	Amended and Bylaws dated December 12, 2001 (included as Exhibit 4.6 to the Registrant’s Form S-8 filed with the Commission on December 14, 2001 and incorporated herein by reference).
4.1	Registration Rights Agreement by and among the Registrant, Pamela Conrad, Donald D. Durr, Lee Summers, Robert J. Rosenberg, Gil Figueroa, Michael E. McGoey, Gerald L. Cohn and Timothy Holland dated as of November 30, 2000 (included as Exhibit 4.1 to the Registrant’s Form 10-QSB filed with the Commission on February 14, 2001 and incorporated herein by reference).
4.2	Registration Rights Agreement by and among the Registrant, Astoria Capital Partners, L.P., Harrison H. Augur, Keogh MP and Robert D. van Roijen dated as of December 4, 2000, as amended on December 4, 2001 (included as Exhibit 4.1 to the Registrant’s Form 10-QSB filed with the Commission on March 21, 2002 and incorporated herein by reference).
4.3	Registration Rights Agreement by and between the Registrant Astoria Capital Partners, L.P., dated as of September 27, 2001, as amended on January 7, 2002 (included as Exhibit 4.2 to the Registrant’s Form 10-QSB filed with the Commission on March 21, 2002 and incorporated herein by reference).
4.4	Note and Warrant Purchase Agreement by and between the Registrant and Astoria Capital Partners, L.P. dated as of November 30, 2000 (included as Exhibit 4.2 to the Registrant’s Form 10-QSB filed with the Commission on February 14, 2001 and incorporated herein by reference).
4.5	Secured Promissory Note issued by the Registrant to Astoria Capital Partners, L.P. dated November 30, 2000 (included as Exhibit 4.3 to the Registrant’s Form 10-QSB filed with the Commission on February 14, 2001 and incorporated herein by reference).

Exhibit	Description

4.6	Amendment to Secured Promissory Note between the Registrant and Astoria Capital Partners, L.P. (included as Exhibit 4.1 to the Registrant’s Form 8-K filed with the Commission on June 12, 2002 and incorporated herein by reference).
4.7	Waiver Letter dated as of September 27, 2001 from Astoria Capital Partners, (included as Exhibit 10.23 of Registrant’s Form 10-QSB filed with the Commission on November 14, 2001 and incorporated herein by reference).
4.8	Common Stock Purchase Warrant issued by the Registrant to Astoria Capital Partners, L.P. dated November 30, 2000 (included as Exhibit 4.4 to the Registrant’s Form 10-QSB filed with the Commission on February 14, 2001 and incorporated herein by reference).
10.1	1999 Stock Option Plan, as amended on March 15, 2002 (included as Exhibit 10.1 to the Registrant’s 10-KSB filed with the Commission on June 28, 2002 and incorporated herein by reference).
10.2	2001 Employee Stock Purchase Plan as amended on December 28, 2001 (included as Exhibit 10.1 to the Registrant’s Form 10-QSB filed with the Commission on March 21, 2002 and incorporated herein by reference).
10.3	Option Agreement dated September 24, 2001, between the Registrant and Carlton H. Baab (included as Exhibit 10.22 of Registrant’s Form 10-QSB filed with the Commission on November 14, 2001 and incorporated herein by reference).
10.4	Common Stock Purchase Agreement-2001, dated as of September 27, 2002, among the Registrant and Astoria Capital Partners, L.P. (included as Exhibit 10.1 of Registrant’s Form 8-K filed with the Commission on October 1, 2001 and incorporated herein by reference).
10.5	Common Stock Purchase Agreement — Cash Purchase, by and between the Registrant and Astoria Capital Partners, L.P. dated as of December 4, 2000 (included as Exhibit 4.1 to the Registrant’s Form 8-K/A filed with the Commission on June 21, 2001 and incorporated herein by reference).
10.6	Common Stock Purchase Agreement — PickAx Note, by and between the Registrant and Astoria Capital Partners, L.P. dated as of December 4, 2000 (included as Exhibit 4.2 to the Registrant’s Form 8-K/A filed with the Commission on June 21, 2001 and incorporated herein by reference).
10.7	Common Stock Purchase Agreement — Individual, by and between the Registrant and Harry Augur dated as of December 4, 2000 (included as Exhibit 4.3 to the Registrant’s Form 8-K/A filed with the Commission on June 21, 2001 and incorporated herein by reference).
10.8	Common Stock Purchase Agreement — Individual, by and between the Registrant and Robert van Roijen dated as of December 4, 2000 (included as Exhibit 4.4 to the Registrant’s Form 8-K/A filed with the Commission on June 21, 2001 and incorporated herein by reference).
10.9	Form of Promissory Note dated September 28, 2000, issued by the Registrant to The Philip and Debra Barrett Charitable Remainder Trust (included as Exhibit 10.4 to the Registrant’s Form 8-K filed with the Commission on October 24, 2000 and incorporated herein by reference).
10.10	Form of Note Purchase Agreement and Form of Non-secured Convertible Promissory Note dated as of August 23, 2000, respectively, issued by the Registrant to three lenders (included as Exhibit 10.5 to the Registrant’s Form 8-K filed with the Commission on October 24, 2000 and incorporated herein by reference).
10.11	Form of Employment Agreement by and between the Registrant and Mario Barrenechea (included as Exhibit 10.1 to the Registrant’s Form 10-QSB filed with the Commission on February 14, 2001 and incorporated herein by reference).
10.12	Transition Agreement and Releases by and between the Registrant and Gilbert Figueroa dated as of March 7, 2001 (included as Exhibit 10.15 to the Registrant’s Form 10-KSB filed with the Commission on June 29, 2001 and incorporated herein by reference).
10.13	Service Agreement by and between the Registrant and Gwyneth Gibbs dated April 1, 2000 (included as Exhibit 10.16 to the Registrant’s Form 10-KSB filed with the Commission on June 29, 2001 and incorporated herein by reference).
10.14	Settlement Agreement by and between the Company and Gwyneth M. Gibbs made on August 14, 2001 (included as Exhibit 10.19 to the Registrant’s Form 10-QSB filed with the Commission on August 20, 2001 and incorporated herein by reference).

Exhibit	Description

10.15	Form of Indemnification Agreement entered into with officers and directors of Registrant (included as Exhibit 10.2 to the Registrant’s Form 10-QSB filed with the Commission on March 21, 2002 and incorporated herein by reference).
21.1	Subsidiaries of the Registrant (included as Exhibit 21.1 to the Registrant’s Form 10-KSB filed with the Commission on June 28, 2002 and incorporated herein by reference).
23.1	Consent of KPMG LLP.
24.1	Power of Attorney. Previously filed with the Commission.

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

SIGNATURES

      Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, on the 26th day of July 2002.

RAINING DATA CORPORATION

By:	/s/ BRIAN C. BEZDEK

Brian C. Bezdek
Vice President, Finance
Corporate Controller and Secretary

      Pursuant to the requirements of the Securities Exchange Act of 1934, as amended, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.

Signatures		Title	Date

/s/ CARLTON H. BAAB Carlton H. Baab		President, Chief Executive Officer and Director (Principal Executive Officer)	July 26, 2002

/s/ BRIAN C. BEZDEK Brian C. Bezdek		Vice President, Finance, Corporate Controller and Secretary (Principal Financial and Accounting Officer)	July 26, 2002

/s/ GEOFFREY P. WAGNER* Geoffrey P. Wagner		Director	July 26, 2002

/s/ GERALD F. CHEW* Gerald F. Chew		Director	July 26, 2002

/s/ DOUGLAS G. MARSHALL* Douglas G. Marshall		Director	July 26, 2002

/s/ BRYCE J. BURNS* Bryce J. Burns		Director	July 26, 2002

/s/ BRYAN SPARKS* Bryan Sparks		Director	July 26, 2002

*By:	/s/ BRIAN C. BEZDEK Brian C. Bezdek Attorney-in-fact

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

15.     Litigation

      In May 2001, General Automation initiated litigation in Superior Court of the State of California for the County of Orange against the Company for breach of contract relating to the Pick Systems purchase of selected assets of General Automation in August 2000. General Automation seeks in excess of $1,000,000 in damages, penalties and interest, in addition to attorneys’ fees and costs. The Company has asserted counterclaims for fraud, breach of contract and indemnity. Currently, the Company and General Automation are in discussions to settle the claim. Barring a settlement, a trial date has been set for July 29, 2002. The Company does not expect the ultimate resolution of this matter to have a material adverse effect on its results of operations. However, a payout of the amount sought by General Automation would have a significant impact on the Company’s liquidity and capital resources.

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

      The Company is from time to time subject to claims and suits arising in the ordinary course of business.

EXHIBIT INDEX

Exhibit	Description

2.1	Agreement and Plan of Merger, dated as of August 23, 2000, by and among the Registrant, Raining Merger Sub, Inc., PickAx, Inc. and Gilbert Figueroa (included as Appendix A to the Registrant’s Definitive Proxy Statement filed with the Commission on November 16, 2000 and incorporated herein by reference).
2.2	Merger Agreement dated as of August 23, 2000 by and among the Registrant, PickAx, Inc., Gilbert Figueroa, and Raining Merger Sub, Inc. (included as Exhibit 10.1 to the Registrant’s Form 10-QSB filed with the Commission on November 6, 2000 and incorporated herein by reference).
3.1	Restated Certificate of Incorporation dated September 17, 1997, as amended and corrected of the Registrant (included as Exhibit 3.1 to the Registrant’s Form 8-K filed with the Commission on June 16, 1998 and incorporated herein by reference).
3.2	Certificate of Amendment of Certificate of Incorporation of the Registrant dated February 9, 1999 (included as Exhibit 3.2 to the Registrant’s Form 10-KSB filed with the Commission on July 7, 1999 and incorporated herein by reference).
3.3	Certificate of Designation dated March 31, 1999, as corrected (included as Exhibit 3.1 to the Registrant’s Form 8-K filed with the Commission on April 5, 1999 and incorporated herein by reference).
3.4	Certificate of Amendment of Restated Certificate of Incorporation of the Registrant dated November 29, 2000 (included as Exhibit 3.1 to the Registrant’s Form 10-QSB filed with the Commission on February 14, 2001 and incorporated herein by reference).
3.5	Certificate of Amendment of Restated Certificate of Incorporation of the Registrant dated December 12, 2001 (included as Exhibit 4.5 to the Registrant’s Form S-8 filed with the Commission on December 14, 2001 and incorporated herein by reference).
3.6	Amended and Bylaws dated December 12, 2001 (included as Exhibit 4.6 to the Registrant’s Form S-8 filed with the Commission on December 14, 2001 and incorporated herein by reference).
4.1	Registration Rights Agreement by and among the Registrant, Pamela Conrad, Donald D. Durr, Lee Summers, Robert J. Rosenberg, Gil Figueroa, Michael E. McGoey, Gerald L. Cohn and Timothy Holland dated as of November 30, 2000 (included as Exhibit 4.1 to the Registrant’s Form 10-QSB filed with the Commission on February 14, 2001 and incorporated herein by reference).
4.2	Registration Rights Agreement by and among the Registrant, Astoria Capital Partners, L.P., Harrison H. Augur, Keogh MP and Robert D. van Roijen dated as of December 4, 2000, as amended on December 4, 2001 (included as Exhibit 4.1 to the Registrant’s Form 10-QSB filed with the Commission on March 21, 2002 and incorporated herein by reference).
4.3	Registration Rights Agreement by and between the Registrant Astoria Capital Partners, L.P., dated as of September 27, 2001, as amended on January 7, 2002 (included as Exhibit 4.2 to the Registrant’s Form 10-QSB filed with the Commission on March 21, 2002 and incorporated herein by reference).
4.4	Note and Warrant Purchase Agreement by and between the Registrant and Astoria Capital Partners, L.P. dated as of November 30, 2000 (included as Exhibit 4.2 to the Registrant’s Form 10-QSB filed with the Commission on February 14, 2001 and incorporated herein by reference).
4.5	Secured Promissory Note issued by the Registrant to Astoria Capital Partners, L.P. dated November 30, 2000 (included as Exhibit 4.3 to the Registrant’s Form 10-QSB filed with the Commission on February 14, 2001 and incorporated herein by reference).
4.6	Amendment to Secured Promissory Note between the Registrant and Astoria Capital Partners, L.P. (included as Exhibit 4.1 to the Registrant’s Form 8-K filed with the Commission on June 12, 2002 and incorporated herein by reference).

Exhibit	Description

4.7	Waiver Letter dated as of September 27, 2001 from Astoria Capital Partners, (included as Exhibit 10.23 of Registrant’s Form 10-QSB filed with the Commission on November 14, 2001 and incorporated herein by reference).
4.8	Common Stock Purchase Warrant issued by the Registrant to Astoria Capital Partners, L.P. dated November 30, 2000 (included as Exhibit 4.4 to the Registrant’s Form 10-QSB filed with the Commission on February 14, 2001 and incorporated herein by reference).
10.1	1999 Stock Option Plan, as amended on March 15, 2002 (included as Exhibit 10.1 to the Registrant’s 10-KSB filed with the Commission on June 28, 2002 and incorporated herein by reference).
10.2	2001 Employee Stock Purchase Plan as amended on December 28, 2001 (included as Exhibit 10.1 to the Registrant’s Form 10-QSB filed with the Commission on March 21, 2002 and incorporated herein by reference).
10.3	Option Agreement dated September 24, 2001, between the Registrant and Carlton H. Baab (included as Exhibit 10.22 of Registrant’s Form 10-QSB filed with the Commission on November 14, 2001 and incorporated herein by reference).
10.4	Common Stock Purchase Agreement-2001, dated as of September 27, 2002, among the Registrant and Astoria Capital Partners, L.P. (included as Exhibit 10.1 of Registrant’s Form 8-K filed with the Commission on October 1, 2001 and incorporated herein by reference).
10.5	Common Stock Purchase Agreement — Cash Purchase, by and between the Registrant and Astoria Capital Partners, L.P. dated as of December 4, 2000 (included as Exhibit 4.1 to the Registrant’s Form 8-K/A filed with the Commission on June 21, 2001 and incorporated herein by reference).
10.6	Common Stock Purchase Agreement — PickAx Note, by and between the Registrant and Astoria Capital Partners, L.P. dated as of December 4, 2000 (included as Exhibit 4.2 to the Registrant’s Form 8-K/A filed with the Commission on June 21, 2001 and incorporated herein by reference).
10.7	Common Stock Purchase Agreement — Individual, by and between the Registrant and Harry Augur dated as of December 4, 2000 (included as Exhibit 4.3 to the Registrant’s Form 8-K/A filed with the Commission on June 21, 2001 and incorporated herein by reference).
10.8	Common Stock Purchase Agreement — Individual, by and between the Registrant and Robert van Roijen dated as of December 4, 2000 (included as Exhibit 4.4 to the Registrant’s Form 8-K/A filed with the Commission on June 21, 2001 and incorporated herein by reference).
10.9	Form of Promissory Note dated September 28, 2000, issued by the Registrant to The Philip and Debra Barrett Charitable Remainder Trust (included as Exhibit 10.4 to the Registrant’s Form 8-K filed with the Commission on October 24, 2000 and incorporated herein by reference).
10.10	Form of Note Purchase Agreement and Form of Non-secured Convertible Promissory Note dated as of August 23, 2000, respectively, issued by the Registrant to three lenders (included as Exhibit 10.5 to the Registrant’s Form 8-K filed with the Commission on October 24, 2000 and incorporated herein by reference).
10.11	Form of Employment Agreement by and between the Registrant and Mario Barrenechea (included as Exhibit 10.1 to the Registrant’s Form 10-QSB filed with the Commission on February 14, 2001 and incorporated herein by reference).
10.12	Transition Agreement and Releases by and between the Registrant and Gilbert Figueroa dated as of March 7, 2001 (included as Exhibit 10.15 to the Registrant’s Form 10-KSB filed with the Commission on June 29, 2001 and incorporated herein by reference).
10.13	Service Agreement by and between the Registrant and Gwyneth Gibbs dated April 1, 2000 (included as Exhibit 10.16 to the Registrant’s Form 10-KSB filed with the Commission on June 29, 2001 and incorporated herein by reference).
10.14	Settlement Agreement by and between the Company and Gwyneth M. Gibbs made on August 14, 2001 (included as Exhibit 10.19 to the Registrant’s Form 10-QSB filed with the Commission on August 20, 2001 and incorporated herein by reference).

Exhibit	Description

10.15	Form of Indemnification Agreement entered into with officers and directors of Registrant (included as Exhibit 10.2 to the Registrant’s Form 10-QSB filed with the Commission on March 21, 2002 and incorporated herein by reference).
21.1	Subsidiaries of the Registrant (included as Exhibit 21.1 to the Registrant’s Form 10-KSB filed with the Commission on June 28, 2002 and incorporated herein by reference).
23.1	Consent of KPMG LLP.
24.1	Power of Attorney. Previously filed with the Commission.