Form 10QSB
period 2002-06-30
RAINING DATA CORP
filed 2002-08-13
CIK 820738

QuickLinks -- Click here to rapidly navigate through this document

U.S. SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-QSB

(Mark One)

☒	Quarterly Report under Section 13 or 15(d) of the Securities Exchange Act of 1934

For the quarterly period ended JUNE 30, 2002

☐	Transition Report Pursuant to Section 13 or 15(d) of the Exchange Act

For the transition period from                              to

Commission File number 0-16449

RAINING DATA CORPORATION
(Exact name of registrant as specified in its charter)

Delaware	94-3046892
(State of Incorporation)	(IRS Employer Identification No.)
17500 Cartwright Road Irvine, CA 92614 (Address of principal executive offices)
(949) 442-4400 (Registrant's telephone number)

        Check whether the issuer: (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☒    No ☐

        As of July 31, 2002 there were 17,688,119 shares of registrant's Common Stock, $.10 par value, outstanding.

        Transitional Small Business Disclosure Format (Check one): Yes ☐    No ☒

RAINING DATA CORPORATION

INDEX

PART I. FINANCIAL INFORMATION	1
ITEM 1. FINANCIAL STATEMENTS	1
UNAUDITED CONDENSED CONSOLIDATED BALANCE SHEETS—JUNE 30, 2002 AND MARCH 31, 2002	1
UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS—THREE MONTHS ENDED JUNE 30, 2002 AND 2001	2
UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS—THREE MONTHS ENDED JUNE 30, 2002 AND 2001	3
CONDENSED NOTES TO THE UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS	4
ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS	9
PART II. OTHER INFORMATION	26
ITEM 1. LEGAL PROCEEDINGS	26
ITEM 2. CHANGES IN SECURITIES	26
ITEM 6. EXHIBITS AND REPORTS ON FORM 8-K	27
SIGNATURES	28

PART I.    FINANCIAL INFORMATION

ITEM 1.    FINANCIAL STATEMENTS

RAINING DATA CORPORATION AND SUBSIDIARIES

UNAUDITED CONDENSED CONSOLIDATED BALANCE SHEETS

	June 30, 2002	March 31, 2002
	(In thousands)
ASSETS
Current Assets
Cash and Equivalents	$3,134	$4,500
Trade Accounts Receivable—net	2,023	1,575
Other Current Assets	219	190

Total Current Assets	5,376	6,265
Property, Furniture and Equipment—net	871	910
Intangible Assets—net	6,283	6,933
Goodwill & Acquisition Costs—net	27,835	26,791
Other Assets	70	59

Total Assets	$40,435	$40,958

LIABILITIES AND STOCKHOLDERS' EQUITY
Current Liabilities
Accounts Payable	$354	$985
Accrued Liabilities	4,460	4,409
Deferred Revenue	4,446	4,189
Current Portion of Long Term Debt—net of discount	20,795	1,207

Total Current Liabilities	30,055	10,790
Long Term Debt—net of discount	—	18,502
Other Long Term Liabilities	—	125

Total Liabilities	30,055	29,417
Commitments and Contingencies
Stockholders' Equity
Preferred Stock	300	300
Common Stock	1,769	1,759
Additional Paid-in Capital	94,165	93,829
Deferred Compensation	(434)	(523)
Accumulated Other Comprehensive Income	952	869
Accumulated Deficit	(86,372)	(84,693)

Total Stockholders' Equity	10,380	11,541

Total Liabilities and Stockholders' Equity	$40,435	$40,958

See accompanying condensed notes to the unaudited condensed consolidated financial statements.

RAINING DATA CORPORATION AND SUBSIDIARIES

UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

THREE MONTHS ENDED JUNE 30,

	2002	2001
	(In thousands, except share and per share data)
Net Revenue
License	$2,112	$2,852
Service	2,601	2,172

Total Net Revenue	4,713	5,024

Cost of Revenues
Cost of License Revenue	45	106
Cost of Service Revenue	471	837

Total Cost of Revenue	516	943

Gross Profit	4,197	4,081

Cost of Operations
Selling and Marketing	1,066	2,112
Research and Development	1,349	1,216
General and Administrative	1,590	1,776
Stock-based Compensation	183	356
Amortization of Goodwill and Intangible Assets	650	3,186

Total Operating Expense	4,838	8,646

Operating Loss	(641)	(4,565)

Other Income (Expense)
Interest Expense—net	(1,111)	(897)
Other Income (Expense)	73	(50)

	(1,038)	(947)

Net Loss	$(1,679)	$(5,512)

Basic and Diluted
Net Loss Per Share	$(0.10)	$(0.35)

Weighted Average Number of Common Shares Outstanding	17,646,154	15,724,291

See accompanying condensed notes to the unaudited condensed consolidated financial statements.

RAINING DATA CORPORATION AND SUBSIDIARIES

UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

THREE MONTHS ENDED JUNE 30,

	2002	2001
	(In thousands)
Cash Flows from Operating Activities:
Net Loss	$(1,679)	$(5,512)
Adjustments to Reconcile Net Loss to Net Cash Used for Operating Activities:
Depreciation and Amortization Expense	742	3,409
Note Discount Amortization	710	878
Amortization of Deferred Compensation	183	356
Change in Assets and Liabilities:
Trade Accounts Receivable	(448)	(502)
Other Current and Non-current Assets	(40)	59
Accounts Payable and Accrued Liabilities	(1,104)	210
Deferred Revenue	257	693

Net Cash Used for Operating Activities	(1,379)	(409)

Cash Flows from Investing Activities:
Purchase of Property, Furniture and Equipment	(53)	(21)

Net Cash Used for Investing Activities	(53)	(21)

Cash Flows from Financing Activities:
Proceeds from Exercise of Incentive Stock Options	2	19
Repayment of Debt	(19)	(28)

Net Cash Used for Financing Activities	(17)	(9)

Effect of Exchange Rate Changes on Cash	83	(341)

Net Decrease in Cash and Equivalents	(1,366)	(780)
Cash and Equivalents at Beginning of Period	4,500	2,424

Cash and Equivalents at End of Period	$3,134	$1,644

See accompanying condensed notes to the unaudited condensed consolidated financial statements.

RAINING DATA CORPORATION AND SUBSIDIARIES

CONDENSED NOTES TO THE UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

June 30, 2002 (Unaudited)

1.    INTERIM FINANCIAL STATEMENTS

        The unaudited interim condensed consolidated financial information furnished herein reflects all adjustments, consisting only of normal recurring items, which in the opinion of management are necessary to fairly state the Company's financial position, the results of its operations and the changes in its financial position for the periods presented. Certain information and footnote disclosures, normally included in financial statements prepared in accordance with accounting principles generally accepted in the United States of America, have been omitted pursuant to such SEC rules and regulations; nevertheless management of the Company believes that the disclosures herein are adequate to make the information presented not misleading. These consolidated financial statements should be read in conjunction with the Company's audited financial statements for the year ended March 31, 2002 contained in the Company's Annual Report on Form 10-KSB/A. The results of operations for the period ended June 30, 2002 are not necessarily indicative of results to be expected for any other interim period or the fiscal year ending March 31, 2003.

2.    RECENTLY ISSUED ACCOUNTING STANDARDS

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

        The Company adopted the provisions of SFAS No. 141 as of July 1, 2001 and SFAS No. 142 became effective for the Company on April 1, 2002. Upon adoption of SFAS No. 142, the Company was required to evaluate its existing intangible assets and goodwill that were acquired in purchase business combinations and to make any necessary reclassifications in order to conform with the new classification criteria in SFAS No. 141 for recognition separate from goodwill. The Company was required to assess the useful lives and residual values of all intangible assets acquired, and to make necessary amortization period adjustments at the end of the three month period ended June 30, 2002, the end of the first interim period after adoption. Intangible assets identified as having an indefinite useful life were required to be tested for impairment in accordance with the provisions of SFAS No. 142. Impairment is measured as the excess of carrying value over the fair value of an intangible asset with an indefinite life. Any impairment loss was to be measured as of the date of adoption and recognized as the cumulative effect of a change in accounting principle in the first interim period.

        In connection with the SFAS No. 142 transitional goodwill impairment evaluation, the Statement requires the Company to perform an assessment of whether there is an indication that goodwill is impaired as of the date of adoption. To accomplish this, the Company identified its reporting units and determined the carrying value of each reporting unit by assigning the assets and liabilities, including the existing goodwill and intangible assets, to those reporting units as of April 1, 2002. The Company has up to six months from April 1, 2002 to determine the fair value of each reporting unit and compare it to the carrying amount of the reporting unit. To the extent the carrying amount of a reporting unit exceeds the fair value of the reporting unit, an indication exists that the reporting unit goodwill may be impaired and the Company must perform the second step of the transitional impairment test. The second step is required to be completed as soon as possible, but no later than March 31, 2003, the end of the year of adoption. In the second step, the Company must compare the implied fair value of the reporting unit goodwill with the carrying amount of the reporting unit goodwill, both of which would be measured as of the date of adoption. The implied fair value of goodwill is determined by allocating the fair value of the reporting unit to all of the assets (recognized and unrecognized) and liabilities of the reporting unit in a manner similar to a purchase price allocation, in accordance with SFAS No. 141. The residual fair value after this allocation is the implied fair value of the reporting unit goodwill. Any transitional impairment loss will be recognized as the cumulative effect of a change in accounting principle in the Company's statement of operations.

        As of June 30, 2002 the Company had unamortized goodwill in the amount of $27.8 million and unamortized identifiable intangible assets in the amount of $6.3 million, all of which will be subject to the transition provisions of SFAS No. 142. Amortization expense of $0.65 million was recorded during the three month period ended June 30, 2002 related to amortization of intangible assets. Based on the Company's assessment and valuation as of June 30, 2002, the Company believes that the adoption of the impairment provisions of SFAS No. 142 will not have a material impact on the results of operations and that no impairment exists as of that date. The Company will continue to assess for impairment at each fiscal year end or at any time it becomes aware of factors or circumstances that would warrant the assessment for impairment, including whether it will be required to recognize any transitional impairment losses as the cumulative effect of a change in accounting principle.

        The following table reconciles previously reported net loss as if the provisions of SFAS No. 142 were in effect in the prior fiscal year (in thousands except per share amounts):

	Three months ended June 30,
	2002	2001
Reported net loss	$(1,679)	$(5,512)
Add back: Goodwill amortization, net of taxes		2,536

Adjusted net loss	$(1,679)	$(2,976)

Reported basic and diluted loss per common share	$(0.10)	$(0.35)
Add back: Goodwill amortization, net of taxes		0.16

Adjusted basic and diluted loss per common share	$(0.10)	$(0.19)

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

        In August 2001, the FASB issued SFAS No. 144, Accounting for the Impairment or Disposal of Long-Lived Assets (SFAS No. 144). SFAS No. 144 addresses financial accounting and reporting for the impairment or disposal of long-lived assets. This Statement requires that long-lived assets be reviewed for impairment whenever events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable. Recoverability of assets to be held and used is measured by a comparison of the carrying amount of an asset to future net cash flows expected to be generated by the asset. If the carrying amount of an asset exceeds its estimated future cash flows, an impairment charge is recognized by the amount by which the carrying amount of the asset exceeds the fair value of the asset. SFAS No. 144 requires companies to separately report discontinued operations and extends that reporting to a component of an entity that either has been disposed of (by sale, abandonment, or in a distribution to owners) or is classified as held for sale. Assets to be disposed of are reported at the lower of the carrying amount or fair value less costs to sell. The Company adopted SFAS No. 144 on April 1, 2002. The Company has determined that the effect of the adoption of SFAS No. 144 had no material impact on its financial condition and results of operations.

        In April 2002, the FASB issued SFAS No. 145, "Rescission of the FASB Statements No. 4, 44 and 64, Amendment of FASB Statement No. 13, and Technical Corrections." SFAS No. 145 eliminates the requirement to classify gains and losses from the extinguishment of indebtedness as extraordinary, requires certain lease modifications to be treated the same as a sale-leaseback transaction, and makes other non-substantive technical corrections to existing Pronouncements. SFAS No. 145 is effective for fiscal years beginning after May 15, 2002, with earlier adoption encouraged. The Company expects the only impact, if any, of adopting SFAS No. 145 to be the reclassification of current year and prior year extraordinary losses to interest expense and income taxes if such extraordinary losses were incurred.

        In July 2002, the FASB issued SFAS No. 146, "Accounting for Costs Associated with Exit or Disposal Activities". SFAS No. 146 requires companies to recognize costs associated with exit or disposal activities when they are incurred rather than at the date of a commitment to an exit or disposal plan. Examples of costs covered by the standard include lease termination costs and certain employee severance costs that are associated with a restructuring, discontinued operations, plant closing, or other exit or disposal activities. SFAS No. 146 is effective prospectively for exit or disposal activities initiated after December 31, 2002, with earlier adoption encouraged. As the provisions of SFAS No. 146 are required to be applied prospectively after the adoption date, the Company cannot determine the potential effects that adoption of SFAS No. 146 will have on the consolidated financial statements.

3.    STOCKHOLDER'S EQUITY

        On May 7, 2002, the Company issued 100,000 shares of common stock, with a value on the date of issue of $250,000 which had been accrued for at March 31, 2002, as part of the settlement agreement with Thomas Arata, Jr. and Edward Runci, Jr., as further discussed in Part II of this 10-QSB. The common stock is not registered and each stockholder is entitled to one vote for each share of common stock held.

        The change in Accumulated Other Comprehensive Income during the three-month period ended June 30, 2002 is the result of the effect of foreign exchange rate changes.

4.    LIQUIDITY AND CAPITAL RESOURCES

        At June 30, 2002, the Company had $3.1 million in cash. Astoria Capital Partners, L.P. ("Astoria") has a security interest in all of the Company's assets in support of a note assumed in the acquisition of PickAx. The note had a balance, including accrued interest, of $20.9 million at June 30, 2002. In June 2002, Astoria and the Company amended the terms of the note to extend the maturity date from November 30, 2002 to May 30, 2003 and to increase the interest rate from 8% to 10% beginning

June 30, 2002. The note will accelerate in the event of certain public or private offerings of equity securities. The note will continue to accrue interest until maturity or retirement prior to that time. The note does not provide for any further borrowings and gives Astoria the right to approve any acquisitions by the Company in excess of $1,000,000. In addition to this debt, Astoria holds all of the Company's preferred stock and a majority of the outstanding common stock. Mr. Baab, the Company's President and Chief Executive Officer, served as a Managing Principal of Astoria until taking a formal leave of absence to join the Company in August 2001.

        The Company believes that its cash flow from operating activities will be sufficient to meet the Company's operating and capital expenditure requirements for the remainder of the fiscal year ending March 31, 2003. However, unless the Astoria note is extended or converted into equity, the Company does not expect its cash flow from operating activities to be sufficient to enable the Company to meet its debts when they mature, including the Astoria note. The Company's ability to service its debt is dependent upon the Company's future financial performance, which will be affected by, among other things, prevailing economic conditions, the public market for the Company's stock and other factors beyond the Company's control. The Company is committed to research and development efforts that are intended to allow it to penetrate new markets and generate new sources of revenue and improve operating results. If these efforts are successful, the Company hopes to take advantage of opportunities in the equity and capital markets to raise the funds necessary either to pay down its debt to Astoria or to negotiate the conversion of the debt, in part or in whole, to equity. If these efforts are unsuccessful, the Company will need to negotiate with Astoria to further extend the maturity date of the note or convert the note into equity. There can be no assurance that Astoria would agree to extend the note or convert the note into equity on terms favorable to the Company or at all. If the Astoria note is converted into equity, stockholders of the Company would likely experience significant dilution. Further, if Astoria declined to extend or convert the note and the Company is unable to obtain additional financing, Astoria will be able to foreclose on the assets of the Company secured by the note and the Company may not be able to continue its operations. The Company may seek to raise additional funds through public or private equity financing or bank lines of credit or from other sources. Given the recent financial performance of the Company, it is unlikely that the Company would be in a position to obtain a line of credit at the present time. No assurance can be given that additional financing will be available or that, if available, such financing will be on terms favorable to the Company. To address its liquidity concerns, the Company may explore other options including a sale of the Company or its assets or a corporate reorganization.

        At this time the Company is not able to give assurances as to the strength of its cash position as of the end of the current fiscal year. The Company's primary focus has been on research and development, which has required cash outlays without the immediate or short-term receipt of related revenue. The Company has utilized proceeds from private stock placements and debt issuance to fund research and development, aggressive sales and marketing efforts and legal matters.

        The Company had a working capital deficit of $24.7 million at June 30, 2002. Excluding the note and accrued interest due to Astoria, the working capital deficit is $3.9 million. Of this total deficit, $4.4 million represents deferred revenue that the Company earns over the remaining life of the underlying service contracts, usually 12 months. The Company believes the costs to deliver the minimum services necessary to record and earn the deferred revenue to be less than 20% of that amount.

        As discussed below, the Company has settled all claims with General Automation, Inc., dba GA eXpress ("General Automation") for the sum of $2,000,000. The Company paid $1,000,000 of this amount concurrently with the signing of the Settlement Agreement and Mutual Release (the "Settlement Agreement") in July 2002, with the remainder to be paid in installments of $400,000 in December 2002 and $600,000 in June 2003 (the "Installment Payments"). However, the Installment Payments are subject to adjustment if prior to October 25, 2002 either party requests an audit of financial representations made by the other party in the Settlement Agreement and if such audit reveals a variance of more than 5% in the represented amount. Furthermore, the Installment Payments will be due and payable in full immediately if: (i) the Company makes an assignment for the benefit of creditors or applies for or consents to the appointment of a receiver, trustee or similar officer, and such appointment is not discharged within 30 days after such appointment; (ii) any bankruptcy, insolvency, reorganization liquidation or other proceeding is instituted by or against the Company, and is not discharged within 30 days after such institution; (iii) the Company assigns or purports to assign its rights or obligations under the Settlement Agreement; (iv) the Company merges, consolidates or sells all or substantially all of its assets; or (v) the Company dissolves or ceases active conduct of its business.

        At July 31, 2002, the Company had $2.0 million in cash as compared to $3.1 million at June 30, 2002. The payment of $1,000,000 in July 2002 has had a significant impact on the Company's liquidity and capital resources. In addition, the payment of the Installment Payments due to General Automation will further impact the Company's liquidity and capital resources and the Company's cash position would be reduced significantly if the Installment Payments were accelerated in accordance with the terms of the Settlement Agreement. However, the Company does not expect the reduction in cash to affect its ability to meet its operating needs through the remainder of fiscal year 2003. All amounts related to the initial and future payments have been accrued for and are included in the results of operations as of June 30, 2002 as a purchase price adjustment to goodwill and have no impact on the Consolidated Statement of Operations for the three-month period ended June 30, 2002.

        The Company had no material commitments for capital expenditures at June 30, 2002.

5.    SUBSEQUENT EVENTS

        As further discussed in Note 4, on June 26, 2002 the Company settled all claims with General Automation for the sum of $2,000,000. The Company paid $1,000,000 of this amount concurrently with the signing of the Settlement Agreement, with the remainder to be paid in installments of $400,000 in December 2002 and $600,000 in June 2003.

6.    RECLASSIFICATIONS

        Certain reclassifications have been made to prior period amounts to conform with current period presentation.

ITEM 2.    MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

        This Form 10-QSB contains forward-looking statements within the meaning of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended. Such statements include the Company's expectations, hopes and intentions regarding the future, including but not limited to statements regarding the Company's strategy, competition, development plans (including anticipated cost, timing and eventual acceptance of new products and services by the market), financing, revenue and operations. Forward-looking statements involve certain risks and uncertainties, and actual results may differ materially from those discussed in any such statement. Factors that could cause actual results to differ materially from such forward-looking statements include the risks described in the "Risk Factor" section and elsewhere in this Form 10-QSB. All forward-looking statements in this document are made as of the date hereof, based on information available to the Company as of the date hereof, and the Company assumes no obligation to update any forward-looking statement.

        This discussion and analysis of the financial statements and results of operations should be read in conjunction with the Company's unaudited condensed consolidated financial statements, including the related notes thereto, contained elsewhere in this Form 10-QSB.

OVERVIEW

        Raining Data was incorporated in the State of Delaware in August 1987. The Company was originally incorporated as Blyth Holdings, Inc., and the name was changed to Omnis Technology Corporation in September 1997. Effective December 1, 2000, the Company completed the acquisition of PickAx, Inc., a Delaware corporation ("PickAx"), pursuant to an Agreement and Plan of Merger dated August 23, 2000. Concurrent with the acquisition, the Company changed its name to Raining Data Corporation. The principal asset of PickAx is the capital stock of Pick Systems, now a wholly owned subsidiary of PickAx. Pick Systems was incorporated in California in November 1982.

        Raining Data's principal business is the design, development, sale and support of software infrastructure. The Company's software can be categorized into two product lines: Multidimensional Database Management Systems ("MDMS") and Rapid Application Development ("RAD") software tools. The Company's products allow customers to create and enhance flexible software applications for their own needs. The MDMS products are based on the multi-dimensional data model and designed to operate in environments such as Windows, Unix and Linux. The Company's RAD products support the full life cycle of software application development and are designed for rapid prototyping, development and deployment of graphical user interface ("GUI") client/server and web applications. The RAD products are object-oriented and component-based, providing the ability to deploy applications on operating system platforms such as Windows, Unix and Linux, as well as database environments such as Oracle, DB2, Sybase, Microsoft SQL Server and other Open Data Base Connectivity ("ODBC") compatible database management systems. The Company has continued to develop and enhance its MDMS and RAD products. Major and minor releases of all products are currently in progress.

        Since the start of fiscal year 2002, the Company has changed the mix of its research and development efforts to include technologies, markets and products outside of its historical market, specifically XML-based Internet infrastructure products. Such efforts may not result in new products, and any new products may not be successful.

        In the United States, the Company sells its products through established distribution channels consisting of system integrators, specialized vertical application software developers and consulting organizations. The Company also sells its products directly through the Company's sales personnel to large end user organizations.

        Outside the United States, the Company maintains direct sales offices in the United Kingdom, France and Germany. In addition, the Company has distributor relationships in over 25 countries. For the three-month period ended June 30, 2002, approximately 31% of the Company's revenue came from sales through the Company's offices located outside the United States.

        The Company's customers can be classified into two general categories:

  •
  Independent Software Vendors and Software Developers. The majority of the Company's revenue is derived from independent software vendors, which typically write their own vertical application software that they sell as a complete package to end user customers. This category includes value added resellers ("VARs") and software-consulting companies that provide contract programming services to their customers.

  •
  Corporate Information Technology ("IT") Departments. The Company also derives a significant portion of its revenue from sales to IT departments of large corporations.

        For the three months ended June 30, 2002 and 2001, no single customer accounted for more than 10% of the Company's revenues.

        The Company licenses its software on a per-server basis or per-user basis. Therefore, the addition of servers or users to existing systems increases the Company's revenues from its installed base of licenses.

        In addition to computer software products, the Company provides continuing maintenance and customer service contracts, as well as professional services, technical support and training to help plan, analyze, implement and maintain application software based on its products.

CRITICAL ACCOUNTING POLICIES AND ESTIMATES

        The discussion and analysis of the Company's financial condition and results of operations is based on the Company's consolidated financial statements, which have been prepared in accordance with accounting principles generally accepted in the United States of America. The preparation of these financial statements requires management to make estimates and judgments that affect the reported amounts of assets, liabilities, revenue and expenses and disclosure of contingent liabilities.

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

        REVENUE RECOGNITION—The Company recognizes revenue using the residual method pursuant to the requirements of Statement of Position No. 97-2, "Software Revenue Recognition" (SOP 97-2), as amended by Statement of Position No. 98-9, "Software Revenue Recognition with Respect to Certain Arrangements." Under the residual method, revenue is recognized in a multiple element arrangement when Company-specific objective evidence of fair value exists for all of the undelivered elements in the arrangement, but does not exist for one or more of the delivered elements in the arrangement. At the outset of the arrangement with the customer, the Company defers revenue for the fair value of its undelivered elements (e.g., maintenance) and recognizes revenue for the remainder of the arrangement fee attributable to the elements initially delivered in the arrangement (e.g., software license) when the basic criteria in SOP 97-2 have been met.

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

        ALLOWANCE FOR DOUBTFUL ACCOUNTS—The Company maintains allowances for doubtful accounts for estimated losses resulting from the inability of the Company's customers to make required payments. The amount of the Company's reserves is based on historical experience and its analysis of the accounts receivable and the balances outstanding. If the financial condition of the Company's customers were to deteriorate, resulting in an impairment of their ability to make payments, additional allowances may be required which would result in an additional selling and marketing expense in the period such determination was made. While such credit losses have historically been within the Company's expectations and the provisions established, the Company cannot guarantee that it will continue to experience the same credit loss rates that it has in the past.

        CONTINGENCIES AND LITIGATION—The Company estimates a range of liability related to pending litigation based on claims for which its management can estimate the amount and range of loss. The Company records the minimum estimated liability related to those claims, where there is a range of loss. Because of the uncertainties related to both the amount and range of loss on litigation, management may be unable to make a reasonable estimate of the liability that could result from an unfavorable outcome. As additional information becomes available, the Company will assess the potential liability related to its pending litigation and revise its estimates. Such revisions in the Company's estimates of the potential liability could materially impact the results of operations and financial position.

RESULTS OF OPERATIONS FOR THE THREE MONTHS ENDED JUNE 30, 2002 AND 2001

        Effective December 1, 2000, the Company completed the acquisition of PickAx. Given the limited amount of data on the combined operations, it may be more difficult for the Company to identify significant trends in the operating results. The Company does, however, view the MDMS and RAD markets in which it operates to be relatively stable and consistent from period to period and anticipates that its revenue on an annual basis in those markets will remain stable for the foreseeable future. The Company is committed to research and development efforts that are intended to allow it to penetrate new markets and generate new sources of revenue. However, such efforts may not result in new products and any new products may not achieve market acceptance. In addition, the ability of the Company to continue its research and development efforts at anticipated levels is subject to the availability of adequate liquidity and other risks described below.

        The Company sells its products in U.S. Dollars in North America, British Pounds Sterling in the United Kingdom and Euros in Germany and France. As the Company recognizes revenue and expense in these various currencies but reports its financial results in U.S. Dollars, changes in exchange rates may cause variances in the Company's period-to-period revenue and results of operations in future periods. Foreign exchange gains and losses have not been material to the Company's performance to date.

REVENUE

        NET REVENUE.    The Company's revenue is derived principally from two sources: fees from software licensing and fees for services, including consulting, training, maintenance and technical support. Total net revenue decreased 6% to $4.7 million for the three months ended June 30, 2002 from $5.0 million for the same three-month period in the prior fiscal year. License revenue decreased 26% to $2.1 million for the three months ended June 30, 2002 from $2.9 million while services revenue increased 18% to $2.6 million for the three months ended June 30, 2002 from $2.2 million for the same three-month period in the prior fiscal year. The Company views the MDMS and RAD markets in which it operates to be relatively stable and consistent from period to period and anticipates that its revenue on and annual basis from those markets will remain stable for the foreseeable future. Minor fluctuations in revenue between quarters or year over year are the result of changes in mix between software licensing and fees for service as well as timing and customer order patterns. The Company does not view the decrease in year over year revenues for the three month period ended June 30, 2002 to be representative of negative market trends or a reduction in the Company's customer base. In the longer term, the Company expects that the MDMS and RAD markets will eventually contract as customers adopt newer technologies. Effective August 1, 2002 the Company raised the selling price of its products, including both existing and new releases. These price increases may increase the revenue of the Company without any growth in the markets in which the Company operates or growth in the Company's market share. There can be no guarantee that any pricing increases the Company may take will be successful in generating additional revenue.

COST OF REVENUE

        COST OF LICENSE REVENUE.    Cost of license revenue is comprised of direct costs associated with software license sales including software packaging, documentation and physical media costs. Total cost of license revenue decreased 58% to $0.05 million for the three months ended June 30, 2002 from $0.1 million for the same three-month period in the prior fiscal year. At the same time, cost of license revenue decreased to approximately 2% of license revenue for the three months ended June 30, 2002 from 4% of license revenue for the same three-month period in the prior fiscal year. The decrease in cost of license revenue as a percentage of license revenue was due to management's streamlining of operations and overhead cost reductions. The Company anticipates that the cost of license revenue will remain relatively stable in future periods, as the cost reduction efforts have been implemented

        COST OF SERVICE REVENUE.    Cost of service revenue includes consulting, technical support, and training, all of which consist primarily of personnel related costs. Total cost of service revenue decreased 38% to $0.5 million for the three months ended June 30, 2002 from $0.8million for the same three-month period in the prior fiscal year. At the same time, cost of service revenue decreased to 18% of service revenue for the three months ended June 30, 2002 from 39% of service revenue for the same three-month period in the prior fiscal year. The decrease in cost of service revenue as a percentage of service revenue was primarily due to management's streamlining of operations and overhead cost reductions. The Company anticipates that the cost of service revenue will remain relatively stable in future periods now that the cost reduction efforts have been implemented.

OPERATING EXPENSES

        SELLING AND MARKETING.    Selling and marketing expense consists of salaries, benefits, sales commissions, travel, information technology and overhead costs for the Company's sales and marketing personnel. Selling and marketing expense decreased 50% to $1.1 million for the three months ended June 30, 2002 from $2.1 million for the same three-month period in the prior fiscal year. Sales and marketing expense decreased to 23% of total revenue for the three months ended June 30, 2002 from 42% of total revenue for the same three-month period in the prior fiscal year. The decrease in selling and marketing expense was primarily due to management's streamlining of its sales force and marketing efforts and overhead cost reductions and the Company anticipates that selling and marketing costs related to the MDMS and RAD product sales will remain relatively stable in future periods now that the cost reduction efforts have been implemented. However, if the research and development efforts of the Company are successful and new products or services are created, the Company may incur increased sales and marketing expense to promote those new products in future periods.

        RESEARCH AND DEVELOPMENT.    Research and development expense consists primarily of salaries and other personnel-related expense for engineering personnel, overhead costs and costs of contractors. Research and development expense increased 11% to $1.3 million for the three months ended June 30, 2002 from $1.2 million for the same three-month period in the prior fiscal year. Research and development expense increased to 29% of total revenue for the three months ended June 30, 2002 from 24% of total revenue for the same three-month period in the prior fiscal year. Since the start of fiscal year 2002, the Company has changed the mix of its research and development efforts to include technologies, markets and products outside of its historical market, specifically XML-based Internet infrastructure products. The Company is committed to its research and development efforts and expects research and development expense in absolute dollars to remain stable in future periods or increase if both liquidity improves and management believes that additional spending is warranted. Such efforts may not result in new products and any new products may not generate sufficient revenue, if any, to offset the research and development expense.

        GENERAL AND ADMINISTRATIVE.    General and administrative expense includes costs associated with the Company's finance, human resources, legal and other administrative functions. These costs consist principally of salaries and other personnel-related expenses, professional fees, provision for doubtful accounts, equipment depreciation and overhead costs. General and administrative expense decreased 10% to $1.6 million for the three months ended June 30, 2002 from $1.8 million for the same three-month period in the prior fiscal year. General and administrative expense decreased to 34% of total revenue for the three months ended June 30, 2002 from 35% of total revenue for the three months ended June 30, 2001. This decrease in general and administrative spending is a result of continued cost reduction efforts. The Company anticipates that general and administrative costs will remain relatively stable in future periods now that cost reduction efforts have been implemented.

        STOCK-BASED COMPENSATION.    Stock-based compensation expense decreased 49% to $183,000 from $356,000 for the same three-month period in the prior fiscal year. Stock based compensation expense decreased to 4% of total revenue for the three months ended June 30, 2002 from 7% of total revenue for the same three-month period in the prior fiscal year. The decrease in stock-based compensation is attributable primarily to cancellations of options for terminated employees, options nearing the end of their vesting periods and a decrease in new options being granted with an exercise price below fair value at the date of grant. The Company does not anticipate any significant increases in stock-based compensation expense in future periods and further reductions are likely as existing options vest.

        AMORTIZATION OF GOODWILL AND INTANGIBLE ASSETS.    Amortization of goodwill and intangible assets of $650,000 was recorded for the three months ended June 30, 2002 as compared to $3.2 million for the same three-month period in the prior fiscal year. The decrease is a result of the Company's adoption of SFAS 141 and SFAS 142. Under SFAS 142, assets identified as goodwill are not amortized, however, the underlying assets are tested annually for impairment. The Company continues to amortize identifiable intangible assets in accordance with their determined useful life. See Notes to the unaudited Condensed Consolidated Financial Statements for discussion of the Company's adoption of SFAS 141 and SFAS 142.

OPERATING LOSS

        OPERATING LOSS.    The Company recorded an operating loss of $0.6 million for the three months ended June 30, 2002 as compared to an operating loss of $4.6 million for the same three-month period in the prior fiscal year.

        OTHER EXPENSE.    Other expense is primarily comprised of net interest expense and gains and losses on foreign currency transactions. Interest expense increased to $1.1 million in the three months ended June 30, 2002 from $0.9 million in the same three-month period in the prior fiscal year. The increase in interest expense relates primarily to the note payable to Astoria Capital Partners, L.P. for the principal amount of $18.5 million, which was assumed in the acquisition of PickAx, accretion of a note discount resulting from stock warrants issued to Astoria in connection with the loan and other long term notes payable totaling $1.0 million borrowed by the Company from other stockholders in August and September 2000.

NET LOSS

        The net loss for the three-month period ended June 30, 2002 was $1.7 million, or $0.10 per share, as compared to a net loss of $5.5 million, or $0.35 per share, for the three-month period ended June 30, 2001.

EBITDA

        The Company had earnings before interest, taxes, depreciation and amortization (EBITDA) of $284,000 and negative EBITDA of $823,000 for the three-month periods ended June 30, 2002 and 2001, respectively. The improvement in EBITDA was primarily due to management's streamlining of operations and cost reductions, which began in the second half of the prior fiscal year. EBITDA is defined as Operating Income (Loss) with an add-back for depreciation, goodwill and non-goodwill amortization, and non-cash stock-based compensation expense.

RAINING DATA CORPORATION AND SUBSIDIARIES

EBITDA CALCULATION

(Unaudited)

	For the three months ended June 30,
	2002	2001
Reported Operating Loss	$(641)	$(4,565)
Depreciation & Non-Goodwill Amort	92	200
Stock-Based Compensation	183	356
Goodwill and Intangible Amortization	650	3,186

	$284	$(823)

        EBITDA does not represent funds available for management's discretionary use and is not intended to represent cash flow from operations. EBITDA should not be construed as a substitute for operating income or as a better measure of liquidity than cash flow from operating activities, which are determined in accordance with generally accepted accounting principles ("GAAP"). EBITDA excludes components that are significant in understanding and assessing the Company's results of operations and cash flows. In addition, EBITDA is not a term defined by GAAP and as a result our measure of EBITDA might not be comparable to similarly titled measures used by other companies.

        However, the Company believes that EBITDA is relevant and useful information, which is often reported and widely used by analysts, investors and other interested parties in the Company's industry. Accordingly, the Company is disclosing this information to permit a more comprehensive analysis of our operating performance, to provide an additional measure of performance and liquidity and to provide additional information with respect to the Company's ability to meet future debt service, capital expenditure and working capital requirements. See the unaudited Condensed Consolidated Financial Statements and notes thereto contained elsewhere in this report for more information.

LIQUIDITY AND CAPITAL RESOURCES

        At June 30, 2002, the Company had $3.1 million in cash. Astoria Capital Partners, L.P. ("Astoria") has a security interest in all of the Company's assets in support of a note assumed in the acquisition of PickAx. The note had a balance, including accrued interest, of $20.9 million at June 30, 2002. In June 2002, Astoria and the Company amended the terms of the note to extend the maturity date from November 30, 2002 to May 30, 2003 and to increase the interest rate from 8% to 10% beginning June 30, 2002. The note will accelerate in the event of certain public or private offerings of equity securities. The note will continue to accrue interest until maturity or retirement prior to that time. The note does not provide for any further borrowings and gives Astoria the right to approve any acquisitions by the Company in excess of $1,000,000. In addition to this debt, Astoria holds all of the Company's preferred stock and a majority of the outstanding common stock. Mr. Baab, the Company's President and Chief Executive Officer, served as a Managing Principal of Astoria until taking a formal leave of absence to join the Company in August 2001.

        The Company believes that its cash flow from operating activities will be sufficient to meet the Company's operating and capital expenditure requirements for the remainder of the fiscal year ending March 31, 2003. However, unless the Astoria note is extended or converted into equity, the Company does not expect its cash flow from operating activities to be sufficient to enable the Company to meet its debts when they mature, including the Astoria note. The Company's ability to service its debt is dependent upon the Company's future financial performance, which will be affected by, among other things, prevailing economic conditions, the public market for the Company's stock and other factors beyond the Company's control. The Company is committed to research and development efforts that are intended to allow it to penetrate new markets and generate new sources of revenue and improve operating results. If these efforts are successful, the Company hopes to take advantage of opportunities in the equity and capital markets to raise the funds necessary either to pay down its debt to Astoria or to negotiate the conversion of the debt, in part or in whole, to equity. If these efforts are unsuccessful, the Company will need to negotiate with Astoria to further extend the maturity date of the note or convert the note into equity. There can be no assurance that Astoria would agree to extend the note or convert the note into equity on terms favorable to the Company or at all. If the Astoria note is converted into equity, stockholders of the Company would likely experience significant dilution. Further, if Astoria declined to extend or convert the note and the Company is unable to obtain additional financing, Astoria will be able to foreclose on the assets of the Company secured by the note and the Company may not be able to continue its operations. The Company may seek to raise additional funds through public or private equity financing or bank lines of credit or from other sources. Given the recent financial performance of the Company, it is unlikely that the Company would be in a position to obtain a line of credit at the present time. No assurance can be given that additional financing will be available or that, if available, such financing will be on terms favorable to the Company. To address its liquidity concerns, the Company may explore other options including a sale of the Company or its assets or a corporate reorganization.

        At this time the Company is not able to give assurances as to the strength of its cash position as of the end of the current fiscal year. The Company's primary focus has been on research and development, which has required cash outlays without the immediate or short-term receipt of related revenue. The Company has utilized proceeds from private stock placements and debt issuance to fund research and development, aggressive sales and marketing efforts and legal matters.

        The Company had a working capital deficit of $24.7 million at June 30, 2002. Excluding the note and accrued interest due to Astoria, the working capital deficit is $3.9 million. Of this total deficit, $4.4 million represents deferred revenue that the Company earns over the remaining life of the underlying service contracts, usually 12 months. The Company believes the costs to deliver the minimum services necessary to record and earn the deferred revenue to be less than 20% of that amount.

        As discussed below, the Company has settled all claims with General Automation, Inc., dba GA eXpress ("General Automation") for the sum of $2,000,000. The Company paid $1,000,000 of this amount concurrently with the signing of the Settlement Agreement and Mutual Release (the "Settlement Agreement") in July 2002, with the remainder to be paid in installments of $400,000 in December 2002 and $600,000 in June 2003 (the "Installment Payments"). However, the Installment Payments are subject to adjustment if prior to October 25, 2002 either party requests an audit of financial representations made by the other party in the Settlement Agreement and if such audit reveals a variance of more than 5% in the represented amount. Furthermore, the Installment Payments will be due and payable in full immediately if: (i) the Company makes an assignment for the benefit of creditors or applies for or consents to the appointment of a receiver, trustee or similar officer, and such appointment is not discharged within 30 days after such appointment; (ii) any bankruptcy, insolvency, reorganization liquidation or other proceeding is instituted by or against the Company, and is not discharged within 30 days after such institution; (iii) the Company assigns or purports to assign its rights or obligations under the Settlement Agreement; (iv) the Company merges, consolidates or sells all or substantially all of its assets; or (v) the Company dissolves or ceases active conduct of its business.

        At July 31, 2002, the Company had $2.0 million in cash as compared to $3.1 million at June 30, 2002. The payment of $1,000,000 in July 2002 has had a significant impact on the Company's liquidity and capital resources. In addition, the payment of the Installment Payments due to General Automation will further impact the Company's liquidity and capital resources and the Company's cash position would be reduced significantly if the Installment Payments were accelerated in accordance with the terms of the Settlement Agreement. However, the Company does not expect the reduction in cash to affect its ability to meet its operating needs through the remainder of fiscal year 2003. All amounts related to the initial and future payments have been accrued for and are included in the results of operations as of June 30, 2002 as a purchase price adjustment to goodwill and have no impact on the Consolidated Statement of Operations for the three-month period ended June 30, 2002.

        The Company had no material commitments for capital expenditures at June 30, 2002.

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

        The Company adopted the provisions of SFAS No. 141 as of July 1, 2001 and SFAS No. 142 became effective for the Company on April 1, 2002. Upon adoption of SFAS No. 142, the Company was required to evaluate its existing intangible assets and goodwill that were acquired in purchase business combinations and to make any necessary reclassifications in order to conform with the new classification criteria in SFAS No. 141 for recognition separate from goodwill. The Company was required to assess the useful lives and residual values of all intangible assets acquired, and to make necessary amortization period adjustments at the end of the three month period ended June 30, 2002, the end of the first interim period after adoption. Intangible assets identified as having an indefinite useful life were required to be tested for impairment in accordance with the provisions of SFAS No. 142. Impairment is measured as the excess of carrying value over the fair value of an intangible asset with an indefinite life. Any impairment loss was to be measured as of the date of adoption and recognized as the cumulative effect of a change in accounting principle in the first interim period.

        In connection with the SFAS No. 142 transitional goodwill impairment evaluation, the Statement requires the Company to perform an assessment of whether there is an indication that goodwill is impaired as of the date of adoption. To accomplish this, the Company identified its reporting units and determined the carrying value of each reporting unit by assigning the assets and liabilities, including the existing goodwill and intangible assets, to those reporting units as of April 1, 2002. The Company has up to six months from April 1, 2002 to determine the fair value of each reporting unit and compare it to the carrying amount of the reporting unit. To the extent the carrying amount of a reporting unit exceeds the fair value of the reporting unit, an indication exists that the reporting unit goodwill may be impaired and the Company must perform the second step of the transitional impairment test. The second step is required to be completed as soon as possible, but no later than March 31, 2003, the end of the year of adoption. In the second step, the Company must compare the implied fair value of the reporting unit goodwill with the carrying amount of the reporting unit goodwill, both of which would be measured as of the date of adoption. The implied fair value of goodwill is determined by allocating the fair value of the reporting unit to all of the assets (recognized and unrecognized) and liabilities of the reporting unit in a manner similar to a purchase price allocation, in accordance with SFAS No. 141. The residual fair value after this allocation is the implied fair value of the reporting unit goodwill. Any transitional impairment loss will be recognized as the cumulative effect of a change in accounting principle in the Company's statement of operations.

        As of June 30, 2002 the Company had unamortized goodwill in the amount of $27.8 million and unamortized identifiable intangible assets in the amount of $6.3 million, all of which will be subject to the transition provisions of SFAS No. 142. Amortization expense of $0.65 million was recorded during the three month period ended June 30, 2002 related to amortization of intangible assets. Based on the Company's assessment and valuation as of June 30, 2002, the Company believes that the adoption of the impairment provisions of SFAS No. 142 will not have a material impact on the results of operations and that no impairment exists as of that date. The Company will continue to assess for impairment at each fiscal year end or at any time it becomes aware of factors or circumstances that would warrant the assessment for impairment, including whether it will be required to recognize any transitional impairment losses as the cumulative effect of a change in accounting principle.

        The following table reconciles previously reported net loss as if the provisions of SFAS No. 142 were in effect in the prior fiscal year (in thousands except per share amounts):

	Three months ended June 30,
	2002	2001
Reported net loss	$(1,679)	$(5,512)
Add back: Goodwill amortization, net of taxes		2,536

Adjusted net loss	$(1,679)	$(2,976)

Reported basic and diluted loss per common share	$(0.10)	$(0.35)
Add back: Goodwill amortization, net of taxes		0.16

Adjusted basic and diluted loss per common share	$(0.10)	$(0.19)

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

        In August 2001, the FASB issued SFAS No. 144, Accounting for the Impairment or Disposal of Long-Lived Assets (SFAS No. 144). SFAS No. 144 addresses financial accounting and reporting for the impairment or disposal of long-lived assets. This Statement requires that long-lived assets be reviewed for impairment whenever events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable. Recoverability of assets to be held and used is measured by a comparison of the carrying amount of an asset to future net cash flows expected to be generated by the asset. If the carrying amount of an asset exceeds its estimated future cash flows, an impairment charge is recognized by the amount by which the carrying amount of the asset exceeds the fair value of the asset. SFAS No. 144 requires companies to separately report discontinued operations and extends that reporting to a component of an entity that either has been disposed of (by sale, abandonment, or in a distribution to owners) or is classified as held for sale. Assets to be disposed of are reported at the lower of the carrying amount or fair value less costs to sell. The Company adopted SFAS No. 144 on April 1, 2002. The Company has determined that the effect of the adoption of SFAS No. 144 had no material impact on its financial condition and results of operations.

        In April 2002, the FASB issued SFAS No. 145, "Rescission of the FASB Statements No. 4, 44 and 64, Amendment of FASB Statement No. 13, and Technical Corrections." SFAS No. 145 eliminates the requirement to classify gains and losses from the extinguishment of indebtedness as extraordinary, requires certain lease modifications to be treated the same as a sale-leaseback transaction, and makes other non-substantive technical corrections to existing Pronouncements. SFAS No. 145 is effective for fiscal years beginning after May 15, 2002, with earlier adoption encouraged. The Company expects the only impact, if any, of adopting SFAS No. 145 to be the reclassification of current year and prior year extraordinary losses to interest expense and income taxes if such extraordinary losses were incurred.

        In July 2002, the FASB issued SFAS No. 146, "Accounting for Costs Associated with Exit or Disposal Activities". SFAS No. 146 requires companies to recognize costs associated with exit or disposal activities when they are incurred rather than at the date of a commitment to an exit or disposal plan. Examples of costs covered by the standard include lease termination costs and certain employee severance costs that are associated with a restructuring, discontinued operations, plant closing, or other exit or disposal activities. SFAS No. 146 is effective prospectively for exit or disposal activities initiated after December 31, 2002, with earlier adoption encouraged. As the provisions of SFAS No. 146 are required to be applied prospectively after the adoption date, the Company cannot determine the potential effects that adoption of SFAS No. 146 will have on the consolidated financial statements.

RISK FACTORS

        The Company operates in a rapidly changing environment that involves numerous risks and uncertainties. The following section lists some, but not all, of these risks and uncertainties that may have a material adverse effect on the Company's business, financial condition or results of operation.

IF THE COMPANY FAILS TO ACQUIRE ADDITIONAL FUNDS OR PAY, CONVERT INTO EQUITY OR EXTEND ASTORIA'S NOTE WHEN DUE, THE COMPANY MAY NOT BE ABLE TO CONTINUE ITS OPERATIONS.

        At June 30, 2002, the Company had $3.1 million in cash. The Company owes Astoria approximately $20.9 million in principal and accrued interest, which will become due upon the earlier of May 30, 2003 or certain public or private offerings of equity securities. Unless the Astoria note is extended or converted into equity, the Company does not expect its cash flow from operating activities to be able to meet its debts when they mature, including the Astoria note. The Company's ability to service its debt is dependent upon the Company's future financial performance, which will be affected by, among other things, prevailing economic conditions, the public market for the Company's stock and other factors beyond the Company's control. The Company is committed to research and development efforts that are intended to allow it to penetrate new markets and generate new sources of revenue and improve operating results. If these efforts are successful, the Company hopes to take advantage of opportunities in the equity and capital markets to raise the funds necessary either to pay down its debt to Astoria or to negotiate the conversion of the debt, in part or in whole, to equity. If these efforts are unsuccessful, the Company will need to negotiate with Astoria to further extend the maturity date of the note or convert the note into equity. There can be no assurance that Astoria would agree to extend the note or convert the note into equity on terms favorable to the Company or at all. If the Astoria note is converted into equity, stockholders of the Company would likely experience significant dilution. Further, if Astoria declined to extend or convert the note and the Company is unable to obtain additional financing, Astoria will be able to foreclose on the assets of the Company secured by the note and the Company may not be able to continue its operations. The Company may seek to raise additional funds through public or private equity financing or bank lines of credit or from other sources. Given the recent financial performance of the Company, it is unlikely that the Company would be in a position to obtain a line of credit at the present time. No assurance can be given that additional financing will be available or that, if available, such financing will be on terms favorable to the Company. To address its liquidity concerns, the Company may explore other options including a sale of the Company or its assets or a corporate reorganization.

        In July 2002, the Company settled all claims with General Automation for the sum of $2,000,000. The Company paid $1,000,000 of this amount in July 2002, with the remainder to be paid in installments of $400,000 in December 2002 and $600,000 in June 2003 ("Installment Payments"). However, the Installment Payments will be due and payable in full immediately upon the occurrence of certain events. At July 31, 2002, the Company had $2.0 million in cash as compared to $3.1 million at June 30, 2002. The payment of $1,000,000 in July 2002 has had a significant impact on the Company's liquidity and capital resources. In addition, the payment of the Installment Payments due to the General Automation matter will further impact the Company's liquidity and capital resources and the Company's cash position would be reduced significantly if the Installment Payments were accelerated in accordance with the terms of the Settlement Agreement. However, the Company does not expect the reduction in cash to affect its ability to meet its operating needs through the remainder of fiscal year 2003.

BECAUSE THE MARKET FOR THE COMPANY'S EXISTING PRODUCTS IS RELATIVELY STABLE, THE COMPANY'S REVENUE MAY DECLINE IF IT CANNOT MAINTAIN MARKET SHARE FOR ITS PRODUCTS.

        The Company believes that the MDMS and RAD markets in which it currently operates are relatively stable and consistent from period to period. As a result, to grow its revenues in these markets, the Company will need to maintain its sales to existing customers and attract additional corporate development teams, commercial application developers, system integrators, independent software vendors or independent consultants to adopt its MDMS or RAD products. In addition, competitors may introduce new products or enhancements to existing products that employ new technologies or incorporate new features and functionalities, which could render the Company's existing products and services obsolete and unmarketable. To be successful, the Company must keep pace with technological developments, address the ever-changing and increasingly sophisticated needs of its customers and improve market share for its products. If the Company fails to attract new customers, or if the Company loses its customers to competitors, the Company's revenue may decline. In the longer term, it is expected that the MDMS and RAD markets will eventually contract as customers adopt newer technologies.

IF THE COMPANY DOES NOT DEVELOP NEW PRODUCTS AND ENHANCE EXISTING PRODUCTS TO KEEP PACE WITH RAPIDLY CHANGING TECHNOLOGY AND INDUSTRY STANDARDS, ITS REVENUES MAY DECLINE.

        The Company has devoted significant resources to the research and development of products and technology. The Company believes that its future success will depend in large part on a strong development effort with respect to both its existing and new products. Since the start of fiscal year 2002, the Company has changed the mix of its research and development efforts to include technologies, markets and products outside of its historical market, specifically XML-based Internet infrastructure products. The Company intends for these efforts to improve the operating results of the Company and increase cash flow. However, such efforts may not result in new products and any new products may not be successful. The development of new, enhanced software products is a complex and uncertain process requiring high levels of innovation from the designers as well as accurate anticipation of customer and technical trends by the marketing staff. In developing new products and services, the Company may fail to develop and market products that respond to technological changes or evolving industry standards in a timely or cost-effective manner, or experience difficulties that could delay or prevent the successful development, introduction and marketing of these new products and services. The development and introduction of new or enhanced products also requires the Company to manage the transition from older products in order to minimize disruptions in customer ordering patterns and to ensure that adequate supplies of new products can be delivered to meet customer demand. Failure to develop and introduce new products, or enhancements to existing products, in a timely manner in response to changing market conditions or customer requirements, or lack of customer acceptance of the Company's products, will materially and adversely affect the Company's business, results of operations and financial condition.

THE CONCENTRATION OF THE COMPANY'S STOCK OWNERSHIP AND THE DEBT OWED TO PRINCIPAL STOCKHOLDERS GIVE CERTAIN STOCKHOLDERS SIGNIFICANT CONTROL OVER ITS BUSINESS.

        As of June 30, 2002, Astoria and Rockport Group, LP ("Rockport") together beneficially owned approximately 61% of the Company's outstanding common stock. As of such date, Astoria also owned all of the Company's outstanding preferred stock. In addition, the Company has issued a promissory note to Astoria for approximately $20.9 million in principal and accrued interest maturing upon the earlier of May 30, 2003 or certain public or private offerings of equity securities. The note is secured by substantially all of the Company's assets and gives Astoria rights to approve any acquisitions by the Company in excess of $1,000,000. Mr. Baab, the Company's President and Chief Executive Officer, served as a Managing Principal of Astoria until taking a formal leave of absence to join the Company in August 2001. Mr. Wagner, a member of the Board of Directors, is the managing director of Rockport. This concentration of stock ownership, together with the outstanding debt, would allow Rockport and Astoria, acting together, to block any actions by the Company that require stockholder approval, including the election of the Board of Directors and the approval of significant corporate transactions. Also, Rockport and Astoria, acting together, could approve certain corporate actions without the consent of the other stockholders. Moreover, this concentration of ownership may delay or prevent a change in control of the Company.

IF THE REGISTRATION RIGHTS HELD BY ASTORIA AND OTHER SECURITIES HOLDERS ARE EXERCISED, OR THESE SECURITIES HOLDERS SELL A SUBSTANTIAL AMOUNT OF RESTRICTED SECURITIES IN THE OPEN MARKET, THE COMPANY'S STOCK PRICE MAY DECLINE.

        As of June 30, 2002, the Company had 17,688,119 shares outstanding, of which approximately 12,000,000 shares were restricted securities held by Astoria and other holders. Restricted securities may be sold in the public market only if they are registered or if they qualify for an exemption from registration under Rule 144 promulgated under the Securities Act. At present, a substantial amount of the Company's outstanding restricted securities are either entitled to registration rights or eligible for public sale under Rule 144, subject to volume limitations and other requirements of Rule 144. If Astoria or other holders decide to exercise their demand registration rights, the Company would incur costs and expenses associated with the registration of securities. Furthermore, sales of a substantial number of shares by Astoria or other securities holders in the public market, or the perception that those sales may occur, could cause the market price of the Company's common stock to decline. In addition, if the Company registers its common stock in connection with a public offering of securities, it may be required to include shares of restricted securities in the registration, which may have an adverse effect on the Company's ability to raise capital.

IF THE COMPANY DOES NOT EFFECTIVELY COMPETE WITH ITS COMPETITORS, IT MAY HAVE AN ADVERSE IMPACT ON THE COMPANY'S OPERATING RESULTS.

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

        The Company currently faces competition from a number of sources, including several large vendors that develop and market databases, development tools, decision support products and consulting services. The Omnis Studio line of RAD developer products currently encounters competition from several direct competitors, including Microsoft Corporation (Visual Basic), Inprise Corporation (Delphi), Allaire Corporation (Cold Fusion) and Magic Software Enterprises. The Company's database products encounter competition from several companies including Oracle, Microsoft SQL/Server, IBM DB2, Sybase and IBM Informix. Additionally, as the Company expands its business, the Company expects to compete with a different group of companies, including small, highly focused companies offering single products.

        A number of the Company's competitors have significantly more financial, technical, marketing and other resources than the Company. As a result, these competitors may be able to respond more quickly to new or emerging technologies, evolving markets, changes in customer requirements, and may devote greater resources to the development, promotion and sale of their products.

THE COMPANY HAS A LIMITED OPERATING HISTORY AS A COMBINED ENTITY, WHICH LIMITS THE COMPANY'S ABILITY TO PREDICT FUTURE OPERATING RESULTS, AND THERE CAN BE NO ASSURANCE THAT THE COMBINED BUSINESS WILL BE SUCCESSFUL.

        In December 2000, the Company completed the acquisition of PickAx. The Company has a limited operating history as a combined entity. Consequently, the Company's results of prior periods should not be relied upon as indications of future performance. In addition, risks and difficulties associated with the acquisition may include the Company's ability to:

  •
  expand its base of customers that can serve as reference accounts for its ongoing sales efforts;

  •
  develop, integrate and upgrade its technology to add additional features and functionality;

  •
  offer new products to penetrate new markets;

  •
  maintain the current, and develop new, third party relationships;

  •
  attract and retain qualified personnel; and

  •
  increase awareness of its brand name.

        There are no assurances that its business strategy will be successful or that the Company will successfully address these risks or difficulties. If the Company fails to address these risks or difficulties adequately, its business will likely suffer.

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

THE SUCCESS OF THE COMPANY'S BUSINESS DEPENDS UPON ITS ABILITY TO RECRUIT, INTEGRATE AND RETAIN KEY PERSONNEL AND MANAGEMENT.

        Many of the Company's executive officers joined the Company in connection with or subsequent to the acquisition of PickAx, including Carlton Baab, the Company's President and Chief Executive Officer, who joined the Company in August 2001. Additional changes in management have occurred following Mr. Baab's appointment, including the hiring of Soheil Raissi, Vice President, Product Development and Professional Services, Brian Bezdek, Vice President, Finance, Corporate Controller and Secretary and Boris Geller, Vice President, Market Development. The new executive officers must be able to work efficiently together to manage the Company's operations. Furthermore, the loss of one or more of these or other executives could adversely affect the Company's business. In addition, the Company believes that its future success will depend to a significant extent on its ability to recruit, hire and retain highly skilled management and employees for engineering new products, product management, sales, marketing and customer service. Competition for such personnel in the software industry can be intense, and there can be no assurance that the Company will be successful in attracting and retaining such personnel. If the Company is unable to do so, it may experience inadequate levels of staffing to develop and license its products and perform services for its customers.

THE COMPANY HAS A LONG SALES CYCLE, WHICH COULD RESULT IN DELAYS IN THE RECEIPT OF REVENUE.

        The sales cycle for the Company's products typically ranges from three to six months or longer. Its products are typically used by application developers, system integrators and value added resellers to develop applications that are critical to their corporate end user's business. Thus, the purchases of the Company's products are often part of an end user's larger business process, re-engineering initiative, or implementation of client/server or web-based computing. Therefore, the end users frequently view the purchase of its products as part of a long-term strategic decision regarding the management of their workforce related operations and expenditures. This sometimes results in end users taking a significant period of time to assess alternative solutions by competitors or to defer a purchase decision as a result of an unrelated strategic issue beyond its ability to influence or control. The Company will continue to educate potential customers of the use and benefits of its products and services, as well as the integration of its products and services with additional software applications utilized by individual customers. There can be no assurance, however, that the Company will not experience these and additional delays in the future.

THE COMPANY'S GLOBAL OPERATIONS EXPOSE IT TO ADDITIONAL RISKS AND CHALLENGES ASSOCIATED WITH CONDUCTING BUSINESS INTERNATIONALLY, WHICH COULD HAVE A NEGATIVE IMPACT ON ITS BUSINESS.

        The Company operates on a global basis with offices or distributors in Europe, Africa, Asia and North America. Approximately 31% of its revenue for the three month period ended June 30, 2002 was generated from the Company's international offices. Company intends to continue to expand its international operations to achieve its anticipated growth, but it may face significant challenges to its international expansion. The expansion of its existing international operations and entry into additional international markets will require significant management attention and financial resources. To achieve acceptance in international markets, the Company's products must be internationalized to handle a variety of factors specific to each international market, including language and generic formatting such as date and time. The incorporation of these and other factors into its products is a complex process and often requires assistance from third parties. At the same time, to achieve broad usage by employees across international organizations, its products must be localized to handle native languages and cultures in each international market. Localizing its products is also a complex process and the Company intends to continue to work with third parties to develop localized products.

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

  •
  trade policies.

        Any of these factors could seriously harm the Company's current international operations and, consequently, affect the international growth of its business. There can be no assurance that these factors or any combination of these factors will not adversely affect the international revenue or overall financial performance of the Company.

THE FAILURE OF THE COMPANY'S PRODUCTS TO CONTINUE TO CONFORM TO INDUSTRY STANDARDS MAY HAVE AN ADVERSE EFFECT ON ITS OPERATING RESULTS.

        A key factor in the Company's future success will continue to be the ability of its products to operate and perform well with existing and future leading, industry-standard enterprise software applications intended to be used in connection with MDMS products. Inter-operability may require third party licenses, which may not be available to the Company on favorable terms or at all. Failure to meet existing or future inter-operability and performance requirements of industry standard applications in a timely manner could adversely affect its business. Uncertainties relating to the timing and nature of new product announcements or introductions or modifications of third party software applications could delay the Company's product development, increase its product development expense or cause customers to delay evaluation, purchase, and deployment of its products.

THE COMPANY'S PRODUCTS MAY CONTAIN SOFTWARE DEFECTS, WHICH COULD MATERIALLY HARM ITS BUSINESS.

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

THE INABILITY TO ADEQUATELY PROTECT THE COMPANY'S INTELLECTUAL PROPERTY COULD HARM ITS ABILITY TO COMPETE.

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

        The Company's ability to compete successfully will depend, in part, on its ability to protect its proprietary technology and operations without infringing upon the rights of others. The Company may fail to do so. In addition, the laws of certain countries in which the Company's products are, or may be licensed may not protect its proprietary rights to the same extent as the laws of the United States.

THIRD PARTIES COULD ASSERT THAT THE COMPANY'S SOFTWARE PRODUCTS AND SERVICES INFRINGE ON THEIR INTELLECTUAL PROPERTY RIGHTS, WHICH COULD EXPOSE THE COMPANY TO INCREASED COSTS AND LITIGATION.

        There has been a substantial amount of litigation in the software industry regarding intellectual property rights. Third parties may claim that the Company's current or potential future products and services infringe upon their intellectual property. The Company expects that software product developers and providers of software applications will increasingly be subject to infringement claims as the number of products and competitors in its industry segment grow and the functionality of products in different industry segments overlap. Any claims, with or without merit, could be time consuming, result in costly litigation, cause product shipment delays, prohibit product licensing or require the Company to enter into royalty or licensing agreements. Royalty or licensing agreements, if required, may not be available on terms acceptable to the Company or at all, which could seriously harm the Company's business.

PART II.    OTHER INFORMATION

ITEM 1.    LEGAL PROCEEDINGS

        In addition to the matters described below, the Company is subject from time to time to claims and suits arising in the ordinary course of business.

        In May 2001, General Automation initiated litigation in Superior Court of the State of California for the County of Orange against the Company alleging breach of contract relating to the Pick Systems purchase of selected assets of General Automation in August 2000. Effective July 26, 2002, the Company has settled all claims with General Automation for the sum of $2,000,000. The Company paid $1,000,000 of this amount in July 2002, with the remainder to be paid in installments of $400,000 in December 2002 and $600,000 in June 2003 (the "Installment Payments"). However, the Installment Payments are subject to adjustment if prior to October 25, 2002 either party requests an audit of financial representations made by the other party in the Settlement Agreement and if such audit reveals a variance of more than 5% in the represented amount. Furthermore, the Installment Payments will be due and payable in full immediately if: (i) the Company makes an assignment for the benefit of creditors or applies for or consents to the appointment of a receiver, trustee or similar officer, and such appointment is not discharged within 30 days after such appointment; (ii) any bankruptcy, insolvency, reorganization liquidation or other proceeding is instituted by or against the Company, and is not discharged within 30 days after such institution; (iii) the Company assigns or purports to assign its rights or obligations under the settlement agreement; (iv) the Company merges, consolidates or sells all or substantially all of its assets; or (v) the Company dissolves or ceases active conduct of its business.

        In June 2001, Douce Bis sued the Company's UK subsidiary in the Commercial Court of Paris, France for approximately $990,000 plus costs. The claim was for compensation and loss of profits allegedly due Douce Bis under the terms of the Douce Bis/Omnis distributorship agreement entered into in 1983 and extended from time to time thereafter. The Company terminated Douce Bis as the Omnis distributor in France effective December 2000. The Company and Douce Bis entered into a settlement agreement in April 2002 under which the Company paid the U.S. dollar equivalent of $415,000, which had been accrued for at March 31, 2002.

        In June 2001, Thomas Arata, Jr. and Edward Runci, Jr., former employees of PickAx, sued the Company in the Civil District Court for the Parish of Orleans in Louisiana. The suit was for unspecified amounts charging breach of contract, fraud, breach of fiduciary duty, unfair trade practices, and unjust enrichment concerning Arata's and Runci's activities for and on behalf of PickAx prior to and during PickAx's acquisition of Pick Systems in March 2000 and the subsequent termination of their employment. In May 2002, the Company entered into a Compromise and Settlement agreement with Arata and Runci under which it paid to Arata and Runci an aggregate amount of $250,000 in cash and 100,000 shares of the Company's common stock valued at the time of issuance at $250,000, which had been accrued for at March 31, 2002.

ITEM 2.    CHANGES IN SECURITIES

RECENT SALE OF UNREGISTERED SECURITIES

        In May 7, 2002, the Company issued 40,000 shares of unregistered common stock to Thomas Arata, Jr., 40,000 shares of unregistered common stock to Edward A. Runci, Jr. and 20,000 shares of unregistered common stock to Wall & Bullington, LLC. The shares were issued as consideration for the settlement of claims by Arata and Runci pursuant to a Compromise and Settlement Agreement.

        The issuance of the 100,000 shares of common stock was exempt from registration under Section 4(2) of the Securities Act of 1933, as amended. The Company did not offer the shares through any general solicitation, and the purchasers represented their intention to acquire the securities for investment only and not with a view to or for sale in connection with any distribution thereof. The purchasers of the securities in the transactions had adequate access to information about the Company.

ITEM 6.    EXHIBITS AND REPORTS ON FORM 8-K

        (a)  Exhibits:

3.1	Amended and Restated Bylaws of the Company, dated April 22, 2002.
4.1
Amendment to Secured Promissory Note between Raining Data Corporation and Astoria Capital Partners, L.P., dated June 10, 2002 (included as Exhibit 4.1 to the Company's Form 8-K filed with the Commission on June 12, 2002 and incorporated herein by reference).
4.2	Registration Rights Agreement, by and between the Company and Astoria Capital Partners, L.P., dated as of September 27, 2001, amended on April 3, 2002.
4.3	Registration Rights Agreement by and among the Company, Astoria Capital Partners, L.P., Harrison H. Augur, Keogh MP and Robert D. van Roijen, dated as of December 4, 2000, as amended on April 3, 2002.
4.4	Registration Rights Agreement, dated May 7, 2002, by and among the Company and Thomas C. Arata, Jr., Edward A. Runci, Jr. and Wall & Bullington, LLC.
10.1
Settlement Agreement and Mutual Release, dated July 26, 2002, between General Automation, Inc. dba GA eXpress and Raining Data, U.S., Inc. f/k/a Pick Systems (included as Exhibit 4.1 to the Company's Form 8-K filed with the Commission on August 2, 2002 and incorporated herein by reference).
10.2	Compromise and Settlement Agreement, dated April 29, 2002, between Raining Data Corporation, PickAx, Inc., Pick Systems, Inc. and Thomas C. Arata, Jr. and Edward A. Runci, Jr.
10.3	Settlement Agreement, dated April 24, 2002, between Raining Data UK, Limited and Douce Bis.
10.4	1999 Stock Option Plan and forms of agreement thereunder, as amended on June 21, 2002.
10.5	Amendment to Stock Option Agreement, dated June 21, 2002, between the Company and Soheil Raissi.
10.6	Offer Letter Agreement, effective April 15, 2002, between the Company and Brian Bezdek.
10.7	Offer Letter Agreement, effective March 18, 2002, between the Company and Boris Geller.
10.8	Stock Option Agreement, dated May 11, 2001, between the Company and Bryce Burns.
99.1	Certification of Chief Executive Officer and Chief Financial Officer.

        (b)  Reports on Form 8-K.

        The Company filed a Form 8-K on June 12, 2002 to report the Amendment to Secured Promissory Note, dated June 10, 2002, between the Company and Astoria Capital Partners, L.P., which extends the maturity date of the Secured Promissory Note, dated November 30, 2000, from June 30, 2002 to May 30, 2003 and which increases the interest rate on the Note from 8% per annum to 10% per annum.

SIGNATURES

        In accordance with the requirements of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Date: August 12, 2002	RAINING DATA CORPORATION

/s/ BRIAN C. BEZDEK Brian C. Bezdek Vice President Finance, Corporate Controller and Secretary (Principal Financial and Accounting Officer)

EXHIBIT INDEX

Number	Description
3.1	Amended and Restated Bylaws of the Company, dated April 22, 2002.
4.1
Amendment to Secured Promissory Note between Raining Data Corporation and Astoria Capital Partners, L.P., dated June 10, 2002 (included as Exhibit 4.1 to the Company's Form 8-K filed with the Commission on June 12, 2002 and incorporated herein by reference).
4.2	Registration Rights Agreement, by and between the Company and Astoria Capital Partners, L.P., dated as of September 27, 2001, amended on April 3, 2002.
4.3	Registration Rights Agreement by and among the Company, Astoria Capital Partners, L.P., Harrison H. Augur, Keogh MP and Robert D. van Roijen, dated as of December 4, 2000, as amended on April 3, 2002.
4.4	Registration Rights Agreement dated May 7, 2002, by and among the Company and Thomas C. Arata, Jr., Edward A. Runci, Jr. and Wall & Bullington, LLC.
10.1
Settlement Agreement and Mutual Release, dated July 26, 2002, between General Automation, Inc. dba GA eXpress and Raining Data, U.S., Inc. f/k/a Pick Systems (included as Exhibit 4.1 to the Company's Form 8-K filed with the Commission on August 2, 2002 and incorporated herein by reference).
10.2	Compromise and Settlement Agreement dated April 29, 2002, between Raining Data Corporation, PickAx, Inc., Pick Systems, Inc. and Thomas C. Arata, Jr. and Edward A. Runci, Jr.
10.3	Settlement Agreement, dated April 24, 2002 between Raining Data UK, Limited and Douce Bis.
10.4	1999 Stock Option Plan and forms of agreement thereunder, as amended on June 21, 2002.
10.5	Amendment to Stock Option Agreement, dated June 21, 2002, between the Company and Soheil Raissi.
10.6	Offer Letter Agreement, effective April 15, 2002, between the Company and Brian Bezdek.
10.7	Offer Letter Agreement, effective March 18, 2002, between the Company and Boris Geller.
10.8	Stock Option Agreement, dated May 11, 2001, between the Company and Bryce Burns.
99.1	Certification of Chief Executive Officer and Chief Financial Officer.

QuickLinks

RAINING DATA CORPORATION INDEX
PART I. FINANCIAL INFORMATION
  ITEM 1. FINANCIAL STATEMENTS
RAINING DATA CORPORATION AND SUBSIDIARIES UNAUDITED CONDENSED CONSOLIDATED BALANCE SHEETS
RAINING DATA CORPORATION AND SUBSIDIARIES UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS THREE MONTHS ENDED JUNE 30,
RAINING DATA CORPORATION AND SUBSIDIARIES UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS THREE MONTHS ENDED JUNE 30,
RAINING DATA CORPORATION AND SUBSIDIARIES CONDENSED NOTES TO THE UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS June 30, 2002 (Unaudited)
  ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
PART II. OTHER INFORMATION
  ITEM 1. LEGAL PROCEEDINGS
  ITEM 2. CHANGES IN SECURITIES
  ITEM 6. EXHIBITS AND REPORTS ON FORM 8-K
SIGNATURES
EXHIBIT INDEX