Form 10QSB
period 2002-09-30
RAINING DATA CORP
filed 2002-11-13
CIK 820738

QuickLinks -- Click here to rapidly navigate through this document

U.S. SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-QSB

(Mark One)
☒	Quarterly Report under Section 13 or 15(d) of the Securities Exchange Act of 1934
For the quarterly period ended September 30, 2002
☐	Transition Report Pursuant to Section 13 or 15(d) of the Exchange Act
For the transition period from to

Commission File number 0-16449

RAINING DATA CORPORATION
(Exact name of registrant as specified in its charter)

Delaware	94-3046892
(State of Incorporation)	(IRS Employer Identification No.)

17500 Cartwright Road
Irvine, CA 92614
(Address of principal executive offices)

(949) 442-4400
(Registrant's telephone number)

        Check whether the issuer: (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☒    No ☐

        As of October 30, 2002, there were 17,880,983 shares of registrant's Common Stock, $.10 par value, outstanding.

        Transitional Small Business Disclosure Format (Check one): Yes ☐    No ☒

RAINING DATA CORPORATION

INDEX

PART I.	FINANCIAL INFORMATION	3
ITEM 1.	FINANCIAL STATEMENTS	3
	UNAUDITED CONDENSED CONSOLIDATED BALANCE SHEETS — SEPTEMBER 30, 2002 AND MARCH 31, 2002	3
	UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS — THREE AND SIX MONTHS ENDED SEPTEMBER 30, 2002 AND 2001	4
	UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS — SIX MONTHS ENDED SEPTEMBER 30, 2002 AND 2001	5
	CONDENSED NOTES TO THE UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS	6
ITEM 2.	MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS	13
ITEM 3.	CONTROLS AND PROCEDURES	30
PART II.	OTHER INFORMATION	31
ITEM 1.	LEGAL PROCEEDINGS	31
ITEM 2.	CHANGES IN SECURITIES	31
ITEM 6.	EXHIBITS AND REPORTS ON FORM 8-K	31
SIGNATURES		32
CERTIFICATIONS		33

PART I.    FINANCIAL INFORMATION

ITEM 1.    FINANCIAL STATEMENTS

RAINING DATA CORPORATION AND SUBSIDIARIES
UNAUDITED CONDENSED CONSOLIDATED BALANCE SHEETS

	September 30, 2002	March 31, 2002
	(In thousands)
ASSETS
Current Assets
Cash and Equivalents	$2,400	$4,500
Trade Accounts Receivable-net	1,682	1,575
Other Current Assets	290	190

Total Current Assets	4,372	6,265
Property, Furniture and Equipment-net	793	910
Intangible Assets-net	5,633	6,933
Goodwill & Acquisition Costs-net	27,834	26,791
Other Assets	216	59

Total Assets	$38,848	$40,958

LIABILITIES AND STOCKHOLDERS' EQUITY
Current Liabilities
Accounts Payable	$261	$985
Accrued Liabilities	3,148	4,409
Deferred Revenue	4,244	4,189
Current Portion of Long Term Debt-net of discount	20,811	1,207

Total Current Liabilities	28,464	10,790
Long Term Debt-net of discount	—	18,502
Other Long Term Liabilities	—	125

Total Liabilities	28,464	29,417
Commitments and Contingencies	—	—
Stockholders' Equity
Preferred Stock	300	300
Common Stock	1,788	1,759
Additional Paid-in Capital	95,014	93,829
Deferred Stock-based Compensation	(366)	(523)
Accumulated Other Comprehensive Income	996	869
Accumulated Deficit	(87,348)	(84,693)

Total Stockholders' Equity	10,384	11,541

Total Liabilities and Stockholders' Equity	$38,848	$40,958

See accompanying condensed notes to the unaudited condensed consolidated financial statements.

RAINING DATA CORPORATION AND SUBSIDIARIES
UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
THREE AND SIX MONTHS ENDED SEPTEMBER 30,

	Three Months Ended September 30,		Six Months Ended September 30,
	2002	2001	2002	2001
	(In thousands, except share and per share data)
Net Revenue
Licenses	$2,260	$2,222	$4,372	$5,074
Services	2,688	2,164	5,289	4,336

Total Net Revenues	4,948	4,386	9,661	9,410
Costs of Revenue
Cost of License Revenue	70	87	115	193
Cost of Service Revenue	447	763	918	1,600

Total Cost of Revenue	517	850	1,033	1,793

Gross Profit	4,431	3,536	8,628	7,617

Cost of Operations
Selling and Marketing	1,011	1,599	2,077	3,711
Research and Development	1,353	1,525	2,702	2,741
General and Administrative	1,321	1,637	2,911	3,413
Stock-based Compensation	82	257	265	613
Amortization of Goodwill and Intangibles	650	3,196	1,300	6,382

Total Operating Expense	4,417	8,214	9,255	16,860

Operating Income (Loss)	14	(4,678)	(627)	(9,243)

Other Expense
Interest Expense-net	(956)	(950)	(2,067)	(1,847)
Other Income (Expense)-net	(34)	1	39	(49)

	(990)	(949)	(2,028)	(1,896)

Net Loss	$(976)	$(5,627)	$(2,655)	$(11,139)

Basic and Diluted
Net Loss Per Share	$(0.05)	$(0.36)	$(0.15)	$(0.71)
Weighted Average Number of Common Shares Outstanding	17,773,776	15,757,319	17,710,313	15,770,777

See accompanying condensed notes to the unaudited condensed consolidated financial statements.

RAINING DATA CORPORATION AND SUBSIDIARIES
UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
SIX MONTHS ENDED SEPTEMBER 30,

	2002	2001
	(In thousands)
Cash flows from operating activities:
Net loss	$(2,655)	$(11,139)
Adjustments to reconcile net loss to net cash used for operating activities:
Depreciation and amortization expense	1,505	6,750
Note discount amortization	1,154	1,809
Amortization of deferred stock-based compensation	265	613
Change in assets and liabilities:
Trade accounts receivable	(107)	(55)
Other current and non-current assets	(278)	292
Accounts payable and accrued liabilities	(2,085)	(522)
Deferred revenue	55	1,109

Net cash used for operating activities	(2,146)	(1,143)

Cash flows from investing activities:
Purchase of property, furniture and equipment	(96)	(96)

Net cash used for investing activities	(67)	(96)

Cash flows from financing activities:
Proceeds from exercise of stock options	—	45
Repayment of debt	(57)	(168)
Proceeds from issuance of common stock	43	2,319

Net cash provided by financing activities	(14)	2,196

Effect of exchange rate changes on cash	127	28

Net increase (decrease) in cash and equivalents	(2,100)	985
Cash and equivalents at beginning of period	4,500	2,424

Cash and equivalents at end of period	$2,400	$3,409

See accompanying condensed notes to the unaudited condensed consolidated financial statements.

RAINING DATA CORPORATION AND SUBSIDIARIES

CONDENSED NOTES TO THE UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

September 30, 2002 (Unaudited)

1.    INTERIM FINANCIAL STATEMENTS

        The unaudited interim condensed consolidated financial information furnished herein reflects all adjustments, consisting only of normal recurring items, which in the opinion of management are necessary to fairly state the Company's financial position, the results of its operations and the changes in its financial position for the periods presented. Certain information and footnote disclosures, normally included in financial statements prepared in accordance with accounting principles generally accepted in the United States of America, have been omitted pursuant to SEC rules and regulations; nevertheless, management of the Company believes that the disclosures herein are adequate to make the information presented not misleading. These consolidated financial statements should be read in conjunction with the Company's audited financial statements for the year ended March 31, 2002 contained in the Company's Annual Report on Form 10-KSB/A. The results of operations for the period ended September 30, 2002 are not necessarily indicative of results to be expected for any other interim period or the fiscal year ending March 31, 2003.

2.    RECENTLY ISSUED ACCOUNTING STANDARDS

        In June 2001, the FASB issued SFAS No. 141, "Business Combinations," (SFAS No. 141) and SFAS No. 142, "Goodwill and Other Intangible Assets" (SFAS No. 142). SFAS No. 141 requires that the purchase method of accounting be used for all business combinations initiated after September 30, 2001 and eliminates the pooling-of-interests method. SFAS No. 141 specifies criteria that intangible assets acquired in a business combination must meet to be recognized and reported separately from goodwill. SFAS No. 142 requires that goodwill and intangible assets with indefinite useful lives no longer be amortized, but instead tested for impairment at least annually in accordance with the provisions of SFAS No. 142. SFAS No. 142 requires that intangible assets with estimable useful lives be amortized over their respective estimated useful lives to their estimated residual values. In addition, SFAS No. 142 includes provisions upon adoption for the reclassification of certain existing recognized intangibles as goodwill, reclassification of certain intangibles out of previously reported goodwill, reassessment of the useful lives of recognized intangibles and testing for impairment of those intangibles.

        The Company adopted certain provisions of SFAS No. 141 as of July 1, 2001 as required for business combinations initiated after July 1, 2001, and the remaining provisions of SFAS No. 141 and SFAS No. 142 became effective for the Company on April 1, 2002. Upon adoption of SFAS No. 142, the Company was required to evaluate its existing intangible assets and goodwill that were acquired in purchase business combinations and to make any necessary reclassifications in order to conform with the new classification criteria in SFAS No. 141 for recognition separate from goodwill. The Company was required to assess the useful lives and residual values of all intangible assets acquired, and to make necessary amortization period adjustments at the end of the three month period ended June 30, 2002, the end of the first interim period after adoption. Intangible assets identified as having an indefinite useful life were required to be tested for impairment in accordance with the provisions of SFAS No. 142. Impairment is measured as the excess of carrying value over the fair value of an intangible asset with an indefinite life. Any impairment loss was to be measured as of the date of adoption and recognized as the cumulative effect of a change in accounting principle in the first interim period.

        In connection with the SFAS No. 142 transitional goodwill impairment evaluation, the Statement requires the Company to perform an assessment of whether there is an indication that goodwill is impaired as of the date of adoption. To accomplish this, the Company identified its reporting units and determined the carrying value of each reporting unit by assigning the assets and liabilities, including the existing goodwill and intangible assets, to those reporting units as of April 1, 2002. The Company had up to six months from April 1, 2002 to determine the fair value of each reporting unit and compare it to the carrying amount of the reporting unit. To the extent the carrying amount of a reporting unit exceeds the fair value of the reporting unit, an indication exists that the reporting unit goodwill may be impaired and the Company must perform the second step of the transitional impairment test. The second step is required to be completed as soon as possible, but no later than March 31, 2003, the end of the year of adoption. In the second step, the Company must compare the implied fair value of the reporting unit goodwill with the carrying amount of the reporting unit goodwill, both of which would be measured as of the date of adoption. The implied fair value of goodwill is determined by allocating the fair value of the reporting unit to all of the assets (recognized and unrecognized) and liabilities of the reporting unit in a manner similar to a purchase price allocation, in accordance with SFAS No. 141. The residual fair value after this allocation is the implied fair value of the reporting unit goodwill. Any transitional impairment loss will be recognized as the cumulative effect of a change in accounting principle in the Company's statement of operations.

        As of September 30, 2002, the Company had unamortized goodwill in the amount of $27.8 million and unamortized identifiable intangible assets in the amount of $5.6 million, all of which will be subject to the transition provisions of SFAS No. 142. Amortization expense of $0.65 million was recorded during the three month period ended September 30, 2002 related to amortization of intangible assets. As of April 1, 2002, the Company had completed steps 1 and 2 of the transition provisions of SFAS No. 142. The Company identified one reporting unit and based on the Company's analysis of the fair value of its reporting unit as compared to its carrying value, the adoption of the impairment provisions of SFAS No. 142 did not have a material impact on the results of operations and that no impairment exists as of April 1, 2002 or September 30, 2002. In addition to a valuation study performed in relation to the Company's restatement of its financial statements in March 2002, the Company's primary assessment of the fair value of its reporting unit is based on its market capitalization at the time of the assessment. The Company will continue to assess for impairment at each fiscal year end or at any time it becomes aware of factors or circumstances that would warrant the assessment for impairment, including whether it will be required to recognize any transitional impairment losses as the cumulative effect of a change in accounting principle.

        The following table reconciles previously reported net loss as if the provisions of SFAS No. 142 were in effect in the prior fiscal year (in thousands except per share amounts):

	Three Months ended September 30,		Six Months ended September 30,
	2002	2001	2002	2001
Reported net loss	$(976)	$(5,627)	$(2,655)	$(11,139)
Add back: Goodwill amortization, net of taxes	$—	$3,196	$—	$6,382

Adjusted net loss	$(976)	$(2,431)	$(2,655)	$(4,757)

Reported basic and diluted loss per common share	$(0.05)	$(0.36)	$(0.15)	$(0.71)
Add back: Goodwill amortization, net of taxes	$—	$0.21	$—	$0.41

Adjusted basic and diluted loss per common share	$(0.05)	$(0.15)	$(0.15)	$(0.30)

        In June 2001, the FASB issued SFAS No. 143, "Accounting for Asset Retirement Obligations" (SFAS No. 143). SFAS No. 143 requires the Company to record the fair value of an asset retirement obligation as a liability in the period in which it incurs a legal obligation associated with the retirement of tangible long-lived assets that result from the acquisition, construction, development and/or normal use of the assets. The Company also records a corresponding asset, which is depreciated over the life of the asset. Subsequent to the initial measurement of the asset retirement obligation, the obligation will be adjusted at the end of each period to reflect the passage of time and changes in the estimated future cash flows underlying the obligation. The Company is required to adopt SFAS No. 143 on April 1, 2003, but does not expect adoption to have a material effect on its financial condition or results of operations.

        In August 2001, the FASB issued SFAS No. 144, "Accounting for the Impairment or Disposal of Long-Lived Assets" (SFAS No. 144). SFAS No. 144 addresses financial accounting and reporting for the impairment or disposal of long-lived assets. This Statement requires that long-lived assets be reviewed for impairment whenever events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable. Recoverability of assets to be held and used is measured by a comparison of the carrying amount of an asset to future net cash flows expected to be generated by the asset. If the carrying amount of an asset exceeds its estimated future cash flows, an impairment charge is recognized by the amount by which the carrying amount of the asset exceeds the fair value of the asset. SFAS No. 144 requires companies to separately report discontinued operations and extends that reporting to a component of an entity that either has been disposed of (by sale, abandonment, or in a distribution to owners) or is classified as held for sale. Assets to be disposed of are reported at the lower of the carrying amount or fair value less costs to sell. The Company adopted SFAS No. 144 on April 1, 2002. The Company has determined that the effect of the adoption of SFAS No. 144 had no material impact on its financial condition and results of operations.

        In April 2002, the FASB issued SFAS No. 145, "Rescission of the FASB Statements No. 4, 44 and 64, Amendment of FASB Statement No. 13, and Technical Corrections." SFAS No. 145 eliminates the requirement to classify gains and losses from the extinguishment of indebtedness as extraordinary, requires certain lease modifications to be treated the same as a sale-leaseback transaction, and makes other non-substantive technical corrections to existing pronouncements. SFAS No. 145 is effective for fiscal years beginning after May 15, 2002, with earlier adoption encouraged. The Company expects the only impact, if any, of adopting SFAS No. 145 to be the reclassification of extraordinary losses to interest expense and income taxes if such extraordinary losses are incurred.

        In July 2002, the FASB issued SFAS No. 146, "Accounting for Costs Associated with Exit or Disposal Activities." SFAS No. 146 requires companies to recognize costs associated with exit or disposal activities when they are incurred rather than at the date of a commitment to an exit or disposal plan. Examples of costs covered by the standard include lease termination costs and certain employee severance costs that are associated with a restructuring, discontinued operations, plant closing, or other exit or disposal activities. SFAS No. 146 is effective prospectively for exit or disposal activities initiated after December 31, 2002, with earlier adoption encouraged. Accordingly, SFAS No. 146 may affect the timing of recognizing future restructuring costs as well as the amounts recognized.

3.    STOCKHOLDERS' EQUITY

        On August 23, 2002, the Company issued 131,574 shares of Common Stock to three individuals, two who are limited partners in and are related party of RCJ Capital Partners, LP, a related party, in connection with the automatic conversion of Notes Payable plus accrued interest at maturity. The Notes Payable were originally issued in August 2000 with a face amount of $750,000 an interest rate of 4% and a set conversion price of $6.17 per share.

        In August 2002, the Company issued 61,290 shares of Common Stock to its employees under the 2001 Employee Stock Purchase Plan.

        The Company's Earning Per Share data and Dilutive Shares Outstanding exclude 15,118 shares and 486,145 shares for the three month periods ended September 30, 2002 and 2001, respectively and 158,082 shares and 626,453 shares for the six month periods ended September 30, 2002 and 2001, respectively, as the effect of these shares, related to options and warrants, if exercised, would have been anti-dilutive.

        The change in Accumulated Other Comprehensive Income during the three-month and six month periods ended September 30, 2002 and 2001 is the result of the effect of foreign exchange rate changes. The following table reconciles Net Loss as reported with Total Comprehensive Loss (in thousands):

	Three Months ended September 30,		Six Months ended September 30,
	2002	2001	2002	2001
Net Loss Reported	$(976)	$(5,627)	$(2,655)	$(11,139)
Effect of Foreign Exchange Gains (Losses), Net	44	468	127	28

Total Comprehensive Loss	$(932)	$(5,159)	$(2,528)	$(11,111)

4.    LIQUIDITY AND CAPITAL RESOURCES

        At September 30, 2002, the Company had $2.4 million in cash. Astoria Capital Partners, L.P. ("Astoria") has a security interest in all of the Company's assets in support of a note assumed in the acquisition of PickAx. The note had a balance, including accrued interest, of $21.4 million at September 30, 2002. In June 2002, Astoria and the Company amended the terms of the note to extend the maturity date from November 30, 2002 to May 30, 2003 and to increase the interest rate from 8% to 10% beginning June 30, 2002. The note will accelerate in the event of certain public or private offerings of equity securities. The note will continue to accrue interest until maturity or retirement prior to that time. The note does not provide for any further borrowings and gives Astoria the right to approve any acquisitions by the Company in excess of $1,000,000. In addition to this debt, Astoria holds all of the Company's Preferred Stock and a majority of the outstanding common stock. Mr. Baab, the Company's President and Chief Executive Officer, served as a Managing Principal of Astoria until taking a formal leave of absence to join the Company in August 2001.

        The Company believes that its cash flow from operating activities will be sufficient to meet the Company's operating and capital expenditure requirements for the remainder of the fiscal year ending March 31, 2003. However, unless the Astoria note is extended or converted into equity, the Company does not expect its cash flow from operating activities to be sufficient to enable the Company to meet its debts when they mature, including the Astoria note. The Company's ability to service its debt is dependent upon the Company's future financial performance, which will be affected by, among other things, prevailing economic conditions, the public market for the Company's stock and other factors beyond the Company's control. The Company is committed to research and development efforts that are intended to allow it to penetrate new markets and generate new sources of revenue and improve operating results. If these efforts are successful, the Company hopes to take advantage of opportunities in the equity and capital markets to raise the funds necessary either to pay down its debt to Astoria or to negotiate the conversion of the debt, in part or in whole, to equity. If these efforts are unsuccessful, the Company will need to negotiate with Astoria to further extend the maturity date of the note or convert the note into equity. There can be no assurance that Astoria would agree to extend the note or convert the note into equity on terms favorable to the Company or at all. If the Astoria note is converted into equity, stockholders of the Company would likely experience significant dilution. Further, if Astoria declined to extend or convert the note and the Company is unable to obtain additional financing, Astoria would be able to foreclose on the assets of the Company secured by the note and the Company might not be able to continue its operations. The Company may seek to raise additional funds through public or private equity financing or bank lines of credit or from other sources. Given the recent financial performance of the Company, it is unlikely that the Company would be in a position to obtain a line of credit at the present time. No assurance can be given that additional financing will be available or that, if available, such financing will be on terms favorable to the Company. To address its liquidity concerns, the Company may explore other options including a sale of the Company or its assets or a corporate reorganization.

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

        The Company had a working capital deficit of $24.1 million at September 30, 2002. Excluding the note and accrued interest due to Astoria, net of the discount, the working capital deficit is $3.3 million. Of this total deficit, $4.2 million represents deferred revenue that the Company earns over the remaining life of the underlying service contracts, usually 12 months. The Company believes the costs to deliver the minimum services necessary to record and earn the deferred revenue to be less than 20% of that amount.

        As discussed below, the Company has settled all claims with General Automation, Inc., dba GA eXpress ("General Automation"), for the sum of $2,000,000. The Company paid $1,000,000 of this amount concurrently with the signing of the Settlement Agreement and Mutual Release (the "Settlement Agreement") in July 2002, with the remainder to be paid in installments of $400,000 in December 2002 and $600,000 in June 2003 (the "Installment Payments"). The Installment Payments will be due and payable in full immediately if: (i) the Company makes an assignment for the benefit of creditors or applies for or consents to the appointment of a receiver, trustee or similar officer, and such appointment is not discharged within 30 days after such appointment; (ii) any bankruptcy, insolvency, reorganization liquidation or other proceeding is instituted by or against the Company, and is not discharged within 30 days after such institution; (iii) the Company assigns or purports to assign its rights or obligations under the Settlement Agreement; (iv) the Company merges, consolidates or sells all or substantially all of its assets; or (v) the Company dissolves or ceases active conduct of its business.

        At October 31, 2002, the Company had $2.4 million in cash. The payment of the Installment Payments due to General Automation will further impact the Company's liquidity and capital resources and the Company's cash position would be reduced significantly if the Installment Payments were accelerated in accordance with the terms of the Settlement Agreement. However, assuming that the Installment Payments are not accelerated, the Company does not expect the payment of the Installment Payments to affect its ability to meet its operating needs through the remainder of fiscal year 2003. All amounts related to the initial and future payments were previously accrued for and were included in the results of operations as of June 30, 2002 as a purchase price adjustment to goodwill and had no impact on the Consolidated Statement of Operations for the three-month period ended September 30, 2002.

        In September 2002, the Company entered into an Amended Promissory Agreement with a trust of which a stockholder of the Company is the trustee and beneficiary. The Amendment extended the maturity date from September 2002 to April 2003 of a $250,000 loan made to the Company in September 2000. The loan bears interest at 10% per annum, payable quarterly.

        The Company had no material commitments for capital expenditures at September 30, 2002.

5.    BUSINESS SEGMENTS

        The Company operates in one business segment engaged in the design, development, sale and support of software infrastructure. The following table represents the Net Revenue from our business segment by office location (in thousands):

	Three Months ended September 30,		Six Months ended September 30,
	2002	2001	2002	2001
United States	$3,646	$3,048	$6,885	$6,508
United Kingdom	559	653	1,206	1,439
France	498	464	1,050	948
Germany	245	221	520	515

Total Net Revenue	$4,948	$4,386	$9,661	$9,410

6.    RECLASSIFICATIONS

        Certain reclassifications have been made to prior period amounts to conform with current period presentation.

ITEM 2.    MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

        This Form 10-QSB contains forward-looking statements within the meaning of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended. Such statements include the Company's expectations, hopes and intentions regarding the future, including but not limited to statements regarding the Company's strategy, competition, development plans (including anticipated cost, timing and eventual acceptance of new products and services by the market), financing, revenue and operations. Forward-looking statements involve certain risks and uncertainties, and actual results may differ materially from those discussed in any such statement. Factors that could cause actual results to differ materially from such forward-looking statements include the risks described in the "Risk Factors" section and elsewhere in this Form 10-QSB. All forward-looking statements in this document are made as of the date hereof, based on information available to the Company as of the date hereof, and the Company assumes no obligation to update any forward-looking statement.

        This discussion and analysis of the financial statements and results of operations should be read in conjunction with the Company's unaudited condensed consolidated financial statements, including the related notes thereto, contained elsewhere in this Form 10-QSB.

OVERVIEW

        Raining Data was incorporated in the State of Delaware in August 1987. The Company was originally incorporated as Blyth Holdings, Inc., and the Company's name was changed to Omnis Technology Corporation in September 1997. Effective December 1, 2000, the Company completed the acquisition of PickAx, Inc., a Delaware corporation ("PickAx"), pursuant to an Agreement and Plan of Merger dated August 23, 2000. Concurrent with the acquisition, the Company changed its name to Raining Data Corporation. The principal asset of PickAx is the capital stock of Pick Systems, now a wholly owned subsidiary of PickAx. Pick Systems was incorporated in California in November 1982.

        Raining Data's principal business is the design, development, sale and support of software infrastructure. The Company's software may be categorized into two product lines: Multi-dimensional Database Management Systems ("MDMS") and Rapid Application Development ("RAD") software tools. The Company's products allow customers to create and enhance flexible software applications for their own needs. The MDMS products are based on the multi-dimensional data model and designed to operate in environments such as Windows, Unix and Linux. The Company's RAD products support the full life cycle of software application development and are designed for rapid prototyping, development and deployment of graphical user interface ("GUI") client/server and web applications. The RAD products are object-oriented and component-based, providing the ability to deploy applications on operating system platforms such as Windows, Unix and Linux, as well as database environments such as Oracle, DB2, Sybase, Microsoft SQL Server and other Open Data Base Connectivity ("ODBC") compatible database management systems. The Company has continued to develop and enhance its MDMS and RAD products. Major and minor releases of all products are currently in progress.

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

        Outside the United States, the Company maintains direct sales offices in the United Kingdom, France and Germany. In addition, the Company has distributor relationships in over 25 countries. For the three-month period ended September 30, 2002, approximately 26% of the Company's revenue came from sales through the Company's offices located outside the United States.

        The Company sells its products in U.S. Dollars in North America, British Pounds Sterling in the United Kingdom and Euros in Germany and France. Because the Company recognizes revenue and expense in these various currencies but reports its financial results in U.S. Dollars, changes in exchange rates may cause variances in the Company's period-to-period revenue and results of operations in future periods. Foreign exchange gains and losses have not been material to the Company's performance to date.

        The Company's customers may be classified into two general categories:

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

        For the three and six months ended September 30, 2002 and 2001, no single customer accounted for more than 10% of the Company's revenue.

        The Company licenses its software on a per-server basis or per-user basis. Therefore, the addition of servers or users to existing systems increases the Company's revenue from its installed base of licenses.

        In addition to computer software products, the Company provides continuing maintenance and services to its customers, as well as professional services, technical support and training to help plan, analyze, implement and maintain application software based on its products.

        The Company relies primarily on a combination of trade secret, copyright and trademark laws and contractual provisions to protect its intellectual property and proprietary rights. The Company's trademarks and service marks include, but are not limited to, Raining Data, Pick, Pick Systems, Omnis, mvEnterprise, mvBase, mvDesigner and D3.

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

        On an on-going basis, the Company evaluates its estimates, including those related to revenue recognition and allowance for doubtful accounts. The Company bases its estimates on historical experience and on various other assumptions that it believes to be reasonable under the circumstances. Actual results may differ from these estimates under different assumptions or conditions.

        The Company has identified the accounting policies below as the policies critical to its business operations and the understanding of its results of operations. The Company believes the following critical accounting policies and the related judgments and estimates affect the preparation of its consolidated financial statements:

        REVENUE RECOGNITION—The Company recognizes revenue using the residual method pursuant to the requirements of Statement of Position No. 97-2, "Software Revenue Recognition" (SOP 97-2), as amended by Statement of Position No. 98-9, "Modification of SOP 97-2, Software Revenue Recognition with Respect to Certain Arrangements." Under the residual method, revenue is recognized in a multiple element arrangement when Company-specific objective evidence of fair value exists for all of the undelivered elements in the arrangement, but does not exist for one or more of the delivered elements in the arrangement. At the outset of the arrangement with the customer, the Company defers revenue for the fair value of its undelivered elements (e.g., maintenance) and recognizes revenue for the remainder of the arrangement fee attributable to the elements initially delivered in the arrangement (e.g., software license) when the basic criteria in SOP 97-2 have been met.

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

        Professional services, maintenance and other revenue relate primarily to consulting services, maintenance and training. Maintenance revenue is recognized ratably over the term of the maintenance contract, typically 12 months. Consulting and training revenue is recognized as the services are performed and are usually on a time and materials basis. Such services primarily consist of implementation services related to the installation of the Company's products and do not include significant customization to or development of the underlying software code.

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

RESULTS OF OPERATIONS FOR THE THREE AND SIX MONTHS ENDED SEPTEMBER 30, 2002 AND 2001

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

REVENUE

        NET REVENUE. The Company's revenue is derived principally from two sources: fees from software licensing and fees for services, including consulting, training, maintenance and technical support. Total net revenue increased 13% to $4.9 million for the three months ended September 30, 2002 from $4.4 million for the same three-month period in the prior fiscal year and increased 3% to $9.7 million from $9.4 million for the six-month periods ended September 30, 2002 and 2001, respectively. For the three-month periods ended September 30, 2002 and September 30, 2001, license revenue increased 2% to $2.3 million from $2.2 million while services revenue increased 24% to $2.7 million from $2.2 million. For the six-month periods ended September 30, 2002 and 2001, respectively, license revenue decreased 14% to $4.4 million from $5.1 million while service revenue increased 22% to $5.3 million from $4.3 million.

        The Company views the MDMS and RAD markets in which it operates to be relatively stable and consistent from period to period and anticipates that its revenue on an annual basis from those markets will remain stable for the foreseeable future. Fluctuations in revenue between quarters or year to year are primarily the result of changes in the mix of software licensing and service fees as well as order timing and customer order patterns. The Company does not view the changes in year-to-year revenue for the three and six-month periods ended September 30, 2002 to be representative of market trends; however, the Company has experienced an increased mix of service revenue in recent quarters. In the longer term, the Company expects that the MDMS and RAD markets will eventually contract as customers adopt newer technologies.

        Effective August 1, 2002, the Company increased the selling prices of its products, including both existing and new releases. These price increases may increase the revenue of the Company without any growth in the markets in which the Company operates or growth in the Company's market share. We cannot assure you that any pricing increases the Company has taken or may take will be successful in generating additional revenue.

COST OF REVENUE

        COST OF LICENSE REVENUE. Cost of license revenue is comprised of direct costs associated with software license sales including software packaging, documentation and physical media costs. Total cost of license revenue decreased 20% to $0.07 million for the three months ended September 30, 2002 from $0.09 million for the same three-month period in the prior fiscal year. As a percentage of license revenue, cost of license revenue decreased to approximately 3% for the three months ended September 30, 2002 from 4% of license revenue for the same three-month period in the prior fiscal year. For the six-month periods ended September 30, 2002 and 2001, cost of license revenue decreased 40% from $0.2 million to $0.1 million. The decrease in cost of license revenue as a percentage of license revenue was due to management's streamlining of operations and overhead cost reductions. The Company anticipates that the cost of license revenue will remain relatively stable in future period, now that the cost reduction efforts have been implemented.

        COST OF SERVICE REVENUE. Cost of service revenue includes consulting, technical support and training, all of which consist primarily of personnel related costs. Total cost of service revenue decreased 41% to $0.4 million for the three months ended September 30, 2002 from $0.8 million for the same three-month period in the prior fiscal year. At the same time, cost of service revenue decreased to 17% of service revenue for the three months ended September 30, 2002 from 35% of service revenue for the same three-month period in the prior fiscal year. Cost of service revenue decreased 43% to $0.9 million from $1.6 million for the six-month periods ended September 30, 2002 and 2001, respectively. The decrease in cost of service revenue as a percentage of service revenue was primarily due to management's streamlining of operations and overhead cost reductions. The Company anticipates that the cost of service revenue will remain relatively stable in future periods now that the cost reduction efforts have been implemented.

OPERATING EXPENSES

        SELLING AND MARKETING. Selling and marketing expense consists of salaries, benefits, sales commissions, travel, information technology and overhead costs for the Company's sales and marketing personnel. Selling and marketing expense decreased 37% to $1.0 million for the three months ended September 30, 2002 from $1.6 million for the same three-month period in the prior fiscal year. Sales and marketing expense decreased to 20% of total revenue for the three months ended September 30, 2002 from 37% of total revenue for the same three-month period in the prior fiscal year. Selling and marketing expense decreased 44% from $3.7 million to $2.1 million for the six-month periods ended September 30, 2001 and 2002, respectively. The decrease in selling and marketing expense was primarily due to management's streamlining of its sales force and marketing efforts and overhead cost reductions. The Company anticipates that selling and marketing costs related to the MDMS and RAD product sales will remain relatively stable in future periods now that the cost reduction efforts have been implemented. However, if the research and development efforts of the Company are successful and new products or services are created, the Company may incur increased sales and marketing expense to promote those new products in future periods.

        RESEARCH AND DEVELOPMENT. Research and development expense consists primarily of salaries and other personnel-related expense for engineering personnel, overhead costs and costs of contractors. Research and development expense decreased 11% to $1.4 million for the three months ended September 30, 2002 from $1.5 million for the three-month period ended September 30, 2001. Research and development expense decreased to 27% of total revenue for the three months ended September 30, 2002 from 35% of total revenue for the same three-month period in the prior fiscal year. Research and development expense remained flat at $2.7 million for the six-month periods ended September 30, 2001 and 2002, respectively. Since the start of fiscal year 2002, the Company has changed the mix of its research and development efforts to include technologies, markets and products outside of its historical market, specifically XML-based Internet infrastructure products. The Company is committed to its research and development efforts and expects research and development expense in absolute dollars to remain stable in future periods or increase if liquidity improves and management believes that additional spending is warranted. Such efforts may not result in new products and any new products may not generate sufficient revenue, if any, to offset the research and development expense.

        GENERAL AND ADMINISTRATIVE. General and administrative expense includes costs associated with the Company's finance, human resources, legal and other administrative functions. These costs consist principally of salaries and other personnel-related expenses, professional fees, provision for doubtful accounts, equipment depreciation and overhead costs. General and administrative expense decreased 19% to $1.3 million for the three months ended September 30, 2002 from $1.6 million for the same three-month period in the prior fiscal year. General and administrative expense decreased to 27% of total revenue for the three months ended September 30, 2002 from 37% of total revenue for the three months ended September 30, 2001. General and administrative expense decreased 15% from $3.4 million to $2.9 million for the six-month period ended September 30, 2001 and 2002, respectively. This decrease in general and administrative spending is a result of continued cost reduction efforts. The Company anticipates that general and administrative costs will remain relatively stable in future periods now that cost reduction efforts have been implemented.

        STOCK-BASED COMPENSATION. Stock-based compensation expense decreased 68% to $0.1 million in the three-month period ended September 30, 2002 from $0.3 million for the three-month period ended September 30, 2001. Stock-based compensation expense decreased to 2% of total revenue for the three months ended September 30, 2002 from 6% of total revenue for the same three-month period in the prior fiscal year. Stock-based compensation expense has decreased 57% from

$0.6 million to $0.3 million for the six-month periods ended September 30, 2001 and 2002, respectively. The decrease in stock-based compensation is attributable primarily to cancellations of options for terminated employees, options nearing the end of their vesting periods and no new options being granted with an exercise price below fair value at the date of grant. The Company does not anticipate any significant increases in stock-based compensation expense in future periods and further reductions are likely as existing options vest.

        AMORTIZATION OF GOODWILL AND INTANGIBLE ASSETS. Amortization of goodwill and intangible assets of $0.65 million and $1.3 million was recorded for the three and six months ended September 30, 2002 as compared to $3.2 million and $6.4 million for the same three-month and six-month periods in the prior fiscal year. The decrease is a result of the Company's adoption of SFAS 141 and SFAS 142. Under SFAS 142, assets identified as goodwill are not amortized; however, the underlying assets are tested annually for impairment. The Company continues to amortize identifiable intangible assets in accordance with their determined useful life. See Note 2 of the Condensed Notes to the Unaudited Condensed Consolidated Financial Statements for discussion of the Company's adoption of SFAS 141 and SFAS 142.

OPERATING LOSS

        OPERATING LOSS. The Company recorded operating income of $0.01 million and an operating loss of $0.6 million for the three and six month periods ended September 30, 2002 as compared to operating losses of $4.7 million and $9.2 for the same three and six-month periods in the prior fiscal year.

        OTHER EXPENSE. Other expense is primarily comprised of net interest expense and gains and losses on foreign currency transactions. Interest expense increased to $1.0 million and $2.1 million in the three and six month periods ended September 30, 2002 from $1.0 million and $1.8 million in the same three and six month periods in the prior fiscal year. The increase in interest expense relates primarily to the note payable to Astoria Capital Partners, L.P. for the principal amount of $18.5 million, which was assumed in the acquisition of PickAx, accretion of a note discount resulting from stock warrants issued to Astoria in connection with the loan and other notes payable totaling $1.0 million borrowed by the Company from other stockholders in August and September 2000.

NET LOSS

        The net loss for the three and six-month periods ended September 30, 2002 was $1.0 million and $2.7 million, or $0.05 and $0.15 per share, as compared to net losses of $5.6 million and $11.1 million, or $0.36 and $0.71 per share, for the three and six-month periods ended September 30, 2001.

EBITDA

        The Company had earnings before interest, taxes, depreciation and amortization (EBITDA) of $0.9 million, or 17% of net revenue, and negative EBITDA of $1.1 million for the three-month periods ended September 30, 2002 and 2001, respectively. For the six-month period ended September 30, 2002 EBITDA was a positive $1.1 million or 12% of net revenue, as compared to a negative $1.9 million for the same period in the prior year. The improvement in EBITDA was primarily due to management's streamlining of operations and cost reductions, which began in the second half of the prior fiscal year. EBITDA is defined as Operating Income (Loss) with an add-back for depreciation, goodwill and non-goodwill amortization, and non-cash stock-based compensation expense.

RAINING DATA CORPORATION AND SUBSIDIARIES

EBITDA CALCULATION

(Unaudited)

	For the three months ended September 30, 2002		For the six months ended September 30, 2002
In $000's	2002	2001	2002	2001
Reported Operating Income (Loss)	$14	$(4,678)	$(627)	$(9,243)
Depreciation & Non-Goodwill Amortization	$113	$167	$205	$367
Stock-Based Compensation	$82	$257	$265	$613
Goodwill and Intangible Amortization	$650	$3,196	$1,300	$6,382

EBITDA	$859	$(1,058)	$1,143	$(1,881)

        EBITDA does not represent funds available for management's discretionary use and is not intended to represent cash flow from operations. EBITDA should not be construed as a substitute for operating income or as a better measure of liquidity than cash flow from operating activities, which is determined in accordance with generally accepted accounting principles ("GAAP"). EBITDA excludes components that are significant in understanding and assessing the Company's results of operations and cash flows. In addition, EBITDA is not a term defined by GAAP and as a result our measure of EBITDA might not be comparable to similarly titled measures used by other companies.

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

LIQUIDITY AND CAPITAL RESOURCES

        At September 30, 2002, the Company had $2.4 million in cash. Astoria Capital Partners, L.P. ("Astoria") has a security interest in all of the Company's assets in support of a note assumed in the acquisition of PickAx. The note had a balance, including accrued interest, of $21.4 million at September 30, 2002. In June 2002, Astoria and the Company amended the terms of the note to extend the maturity date from November 30, 2002 to May 30, 2003 and to increase the interest rate from 8% to 10% beginning June 30, 2002. The note will accelerate in the event of certain public or private offerings of equity securities by the Company. The note will continue to accrue interest until maturity or retirement prior to that time. The note does not provide for any further borrowings and gives Astoria the right to approve any acquisitions by the Company in excess of $1,000,000. In addition to this debt, Astoria holds all of the Company's Preferred Stock and a majority of the outstanding common stock. Mr. Baab, the Company's President and Chief Executive Officer, served as a Managing Principal of Astoria until taking a formal leave of absence to join the Company in August 2001.

        The Company believes that its cash flow from operating activities will be sufficient to meet the Company's operating and capital expenditure requirements for the remainder of the fiscal year ending March 31, 2003. However, unless the Astoria note is extended or converted into equity, the Company does not expect its cash flow from operating activities to be sufficient to enable the Company to meet its debts when they mature, including the Astoria note. The Company's ability to service its debt is dependent upon the Company's future financial performance, which will be affected by, among other things, prevailing economic conditions, the public market for the Company's stock and other factors beyond the Company's control. The Company is committed to research and development efforts that are intended to allow it to penetrate new markets and generate new sources of revenue and improve operating results. If these efforts are successful, the Company hopes to take advantage of opportunities in the equity and capital markets to raise the funds necessary either to pay down its debt to Astoria or to negotiate the conversion of the debt, in part or in whole, to equity. If these efforts are unsuccessful, the Company will need to negotiate with Astoria to further extend the maturity date of the note or convert the note into equity. There can be no assurance that Astoria would agree to extend the note or convert the note into equity on terms favorable to the Company or at all. If the Astoria note is converted into equity, stockholders of the Company would likely experience significant dilution. Further, if Astoria declined to extend or convert the note and the Company is unable to obtain additional financing, Astoria would be able to foreclose on the assets of the Company secured by the note and the Company might not be able to continue its operations. The Company may seek to raise additional funds through public or private equity financing or bank lines of credit or from other sources. Given the recent financial performance of the Company, it is unlikely that the Company would be in a position to obtain a line of credit at the present time. No assurance can be given that additional financing will be available or that, if available, such financing will be on terms favorable to the Company. To address its liquidity concerns, the Company may explore other options including a sale of the Company or its assets or a corporate reorganization.

        At this time, the Company is not able to give assurances as to the strength of its cash position as of the end of the current fiscal year. The Company's primary focus has been on research and development, which has required cash outlays without the immediate or short-term receipt of related revenue. The Company has utilized proceeds from private stock placements and debt issuance to fund research and development, aggressive sales and marketing efforts and legal matters.

        The Company had a working capital deficit of $24.1 million at September 30, 2002. Excluding the note and accrued interest due to Astoria, net of the discount, the working capital deficit is $3.3 million. Of this total deficit, $4.2 million represents deferred revenue that the Company earns over the remaining life of the underlying service contracts, usually 12 months. The Company believes the costs to deliver the minimum services necessary to record and earn the deferred revenue to be less than 20% of that amount.

        As discussed above, the Company has settled all claims with General Automation, Inc., dba GA eXpress ("General Automation") for the sum of $2,000,000. The Company paid $1,000,000 of this amount concurrently with the signing of the Settlement Agreement and Mutual Release (the "Settlement Agreement") in July 2002, with the remainder to be paid in installments of $400,000 in December 2002 and $600,000 in June 2003 (the "Installment Payments"). The Installment Payments will be due and payable in full immediately if: (i) the Company makes an assignment for the benefit of creditors or applies for or consents to the appointment of a receiver, trustee or similar officer, and such appointment is not discharged within 30 days after such appointment; (ii) any bankruptcy, insolvency, reorganization liquidation or other proceeding is instituted by or against the Company, and is not discharged within 30 days after such institution; (iii) the Company assigns or purports to assign its rights or obligations under the Settlement Agreement; (iv) the Company merges, consolidates or sells all or substantially all of its assets; or (v) the Company dissolves or ceases active conduct of its business.

        At October 31, 2002, the Company had $2.4 million in cash. The payment of the Installment Payments due to General Automation will further impact the Company's liquidity and capital resources. Furthermore, the Company's cash position would be reduced significantly if the Installment Payments were accelerated pursuant to the terms of the Settlement Agreement. However, assuming that the Installment Payments are not accelerated, the Company does not expect the payment of the Installment Payments to affect its ability to meet its operating needs through the remainder of fiscal year 2003. All amounts related to the initial and future payments were previously accrued as a purchase price adjustment to goodwill and had no impact on the Consolidated Statement of Operations for the three-month period ended September 30, 2002.

        The Company had no material commitments for capital expenditures at September 30, 2002.

RECENTLY ISSUED ACCOUNTING STANDARDS

        In June 2001, the FASB issued SFAS No. 141, "Business Combinations," (SFAS No. 141) and SFAS No. 142, "Goodwill and Other Intangible Assets" (SFAS No. 142). SFAS No. 141 requires that the purchase method of accounting be used for all business combinations initiated after September 30, 2001 and eliminates the pooling-of-interests method. SFAS No. 141 specifies criteria that intangible assets acquired in a business combination must meet to be recognized and reported separately from goodwill. SFAS No. 142 requires that goodwill and intangible assets with indefinite useful lives no longer be amortized, but instead tested for impairment at least annually in accordance with the provisions of SFAS No. 142. SFAS No. 142 requires that intangible assets with estimable useful lives be amortized over their respective estimated useful lives to their estimated residual values. In addition, SFAS No. 142 includes provisions upon adoption for the reclassification of certain existing recognized intangibles as goodwill, reclassification of certain intangibles out of previously reported goodwill, reassessment of the useful lives of recognized intangibles and testing for impairment of those intangibles.

        The Company adopted certain provisions of SFAS No. 141 as of July 1, 2001 as required for business combinations initiated after July 1, 2001, and the remaining provisions of SFAS No. 141 and SFAS No. 142 became effective for the Company on April 1, 2002. Upon adoption of SFAS No. 142, the Company was required to evaluate its existing intangible assets and goodwill that were acquired in purchase business combinations and to make any necessary reclassifications in order to conform with the new classification criteria in SFAS No. 141 for recognition separate from goodwill. The Company was required to assess the useful lives and residual values of all intangible assets acquired, and to make necessary amortization period adjustments at the end of the three month period ended June 30, 2002, the end of the first interim period after adoption. Intangible assets identified as having an indefinite useful life were required to be tested for impairment in accordance with the provisions of SFAS No. 142. Impairment is measured as the excess of carrying value over the fair value of an intangible asset with an indefinite life. Any impairment loss was to be measured as of the date of adoption and recognized as the cumulative effect of a change in accounting principle in the first interim period.

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

        As of September 30, 2002, the Company had unamortized goodwill in the amount of $27.8 million and unamortized identifiable intangible assets in the amount of $5.6 million, all of which will be subject to the transition provisions of SFAS No. 142. Amortization expense of $0.65 million was recorded during the three month period ended September 30, 2002 related to amortization of intangible assets. As of April 1, 2002 the Company had completed steps 1 and 2 of the transition provisions of SFAS No. 142. The Company identified one reporting unit and based on the Company's analysis of the fair value of its reporting unit as compared to its carrying value, the adoption of the impairment provisions of SFAS No. 142 did not have a material impact on the results of operations and that no impairment exists as of April 1, 2002 or September 30, 2002. In addition to a valuation study performed in relation to the Company's restatement of its financial statements in March 2002, the Company's primary assessment of the fair value of its reporting unit is based on its market capitalization at the time of the assessment. The Company will continue to assess for impairment at each fiscal year end or at any time it becomes aware of factors or circumstances that would warrant the assessment for impairment, including whether it will be required to recognize any transitional impairment losses as the cumulative effect of a change in accounting principle.

        The following table reconciles previously reported net loss as if the provisions of SFAS No. 142 were in effect in the prior fiscal year (in thousands except per share amounts):

	Three Months ended September 30,		Six Months ended September 30,
	2002	2001	2002	2001
Reported net loss	$(976)	$(5,627)	$(2,655)	$(11,139)
Add back: Goodwill amortization, net of taxes	$—	$3,196	$—	$6,382

Adjusted net loss	$(976)	$(2,431)	$(2,655)	$(4,757)

Reported basic and diluted loss per common share	$(0.05)	$(0.36)	$(0.15)	$(0.71)
Add back: Goodwill amortization, net of taxes	$—	$0.21	$—	$0.41

Adjusted basic and diluted loss per common share	$(0.05)	$(0.15)	$(0.15)	$(0.30)

        In June 2001, the FASB issued SFAS No. 143, "Accounting for Asset Retirement Obligations" (SFAS No. 143). SFAS No. 143 requires the Company to record the fair value of an asset retirement obligation as a liability in the period in which it incurs a legal obligation associated with the retirement of tangible long-lived assets that result from the acquisition, construction, development and/or normal use of the assets. The Company also records a corresponding asset, which is depreciated over the life of the asset. Subsequent to the initial measurement of the asset retirement obligation, the obligation will be adjusted at the end of each period to reflect the passage of time and changes in the estimated future cash flows underlying the obligation. The Company is required to adopt SFAS No. 143 on April 1, 2003, but does not expect adoption to have a material effect on its financial condition or results of operations.

        In August 2001, the FASB issued SFAS No. 144, "Accounting for the Impairment or Disposal of Long-Lived Assets" (SFAS No. 144). SFAS No. 144 addresses financial accounting and reporting for the impairment or disposal of long-lived assets. This Statement requires that long-lived assets be reviewed for impairment whenever events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable. Recoverability of assets to be held and used is measured by a comparison of the carrying amount of an asset to future net cash flows expected to be generated by the asset. If the carrying amount of an asset exceeds its estimated future cash flows, an impairment charge is recognized by the amount by which the carrying amount of the asset exceeds the fair value of the asset. SFAS No. 144 requires companies to separately report discontinued operations and extends that reporting to a component of an entity that either has been disposed of (by sale, abandonment, or in a distribution to owners) or is classified as held for sale. Assets to be disposed of are reported at the lower of the carrying amount or fair value less costs to sell. The Company adopted SFAS No. 144 on April 1, 2002. The Company has determined that the effect of the adoption of SFAS No. 144 had no material impact on its financial condition and results of operations.

        In April 2002, the FASB issued SFAS No. 145, "Rescission of the FASB Statements No. 4, 44 and 64, Amendment of FASB Statement No. 13, and Technical Corrections." SFAS No. 145 eliminates the requirement to classify gains and losses from the extinguishment of indebtedness as extraordinary, requires certain lease modifications to be treated the same as a sale-leaseback transaction, and makes other non-substantive technical corrections to existing pronouncements. SFAS No. 145 is effective for fiscal years beginning after May 15, 2002, with earlier adoption encouraged. The Company expects the only impact, if any, of adopting SFAS No. 145 to be the reclassification of extraordinary losses to interest expense and income taxes if such extraordinary losses were incurred.

        In July 2002, the FASB issued SFAS No. 146, "Accounting for Costs Associated with Exit or Disposal Activities." SFAS No. 146 requires companies to recognize costs associated with exit or disposal activities when they are incurred rather than at the date of a commitment to an exit or disposal plan. Examples of costs covered by the standard include lease termination costs and certain employee severance costs that are associated with a restructuring, discontinued operations, plant closing, or other exit or disposal activities. SFAS No. 146 is effective prospectively for exit or disposal activities initiated after December 31, 2002, with earlier adoption encouraged. Accordingly, SFAS No. 146 may affect the timing of recognizing future restructuring costs as well as the amounts recognized.

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

        At September 30, 2002, the Company had $2.4 million in cash. The Company owes Astoria approximately $21.4 million as of September 30, 2002 in principal and accrued interest, which will become due upon the earlier of May 30, 2003 or certain public or private offerings of equity securities. Unless the Astoria note is extended or converted into equity, the Company does not expect its cash flow from operating activities to be able to meet its debts when they mature, including the Astoria note. The Company's ability to service its debt is dependent upon the Company's future financial performance, which will be affected by, among other things, prevailing economic conditions, the public market for the Company's stock and other factors beyond the Company's control. The Company is committed to research and development efforts that are intended to allow it to penetrate new markets and generate new sources of revenue and improve operating results. If these efforts are successful, the Company hopes to take advantage of opportunities in the equity and capital markets to raise the funds necessary either to pay down its debt to Astoria or to negotiate the conversion of the debt, in part or in whole, to equity. If these efforts are unsuccessful, the Company will need to negotiate with Astoria to further extend the maturity date of the note or convert the note into equity. There can be no assurance that Astoria would agree to extend the note or convert the note into equity on terms favorable to the Company or at all. If the Astoria note is converted into equity, stockholders of the Company would likely experience significant dilution. Further, if Astoria declined to extend or convert the note and the Company is unable to obtain additional financing, Astoria would be able to foreclose on the assets of the Company secured by the note and the Company might not be able to continue its operations. The Company may seek to raise additional funds through public or private equity financing or bank lines of credit or from other sources. Given the recent financial performance of the Company, it is unlikely that the Company would be in a position to obtain a line of credit at the present time. No assurance can be given that additional financing will be available or that, if available, such financing will be on terms favorable to the Company. To address its liquidity concerns, the Company may explore other options including a sale of the Company or its assets or a corporate reorganization.

        In July 2002, the Company settled all claims with General Automation for the sum of $2,000,000. The Company paid $1,000,000 of this amount in July 2002, with the remainder to be paid in installments of $400,000 in December 2002 and $600,000 in June 2003 ("Installment Payments"). However, the Installment Payments will be due and payable in full immediately upon the occurrence of certain events. At October 31, 2002, the Company had $2.4 million in cash and the payment of the Installment Payments due to the General Automation matter will further impact the Company's liquidity and capital resources. Furthermore, the Company's cash position would be reduced significantly if the Installment Payments were accelerated pursuant to the terms of the Settlement Agreement. However, assuming that the Installment Payments are not accelerated, the Company does not expect the payment of the Installment Payments to affect its ability to meet its operating needs through the remainder of fiscal year 2003.

BECAUSE THE MARKET FOR THE COMPANY'S EXISTING PRODUCTS IS RELATIVELY STABLE, THE COMPANY'S REVENUE MAY DECLINE IF IT CANNOT MAINTAIN MARKET SHARE FOR ITS PRODUCTS.

        The Company believes that the MDMS and RAD markets in which it currently operates are relatively stable and consistent from period to period. As a result, to grow its revenue in these markets, the Company will need to maintain its sales to existing customers and to generate sales to new customers, including corporate development teams, commercial application developers, system integrators, independent software vendors or independent consultants. In addition, competitors may introduce new products or enhancements to existing products that employ new technologies or incorporate new features and functionalities, which could render the Company's existing products and services obsolete and unmarketable. To be successful, the Company must keep pace with technological developments, address the ever-changing and increasingly sophisticated needs of its customers and improve market share for its products. If the Company fails to attract new customers, or if the Company loses its customers to competitors, the Company's revenue may decline. In the longer term, it is expected that the MDMS and RAD markets will eventually contract as customers adopt newer technologies.

IF THE COMPANY DOES NOT DEVELOP NEW PRODUCTS AND ENHANCE EXISTING PRODUCTS TO KEEP PACE WITH RAPIDLY CHANGING TECHNOLOGY AND INDUSTRY STANDARDS, ITS REVENUE MAY DECLINE.

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

        As of September 30, 2002, Astoria and Rockport Group, LP ("Rockport") together beneficially owned approximately 65% of the Company's outstanding Common Stock. As of such date, Astoria also owned all of the Company's outstanding Preferred Stock. In addition, the Company has issued a promissory note to Astoria which has a current balace as of September 30, 2002 of approximately $21.4 million in principal and accrued interest maturing upon the earlier of May 30, 2003 or certain public or private offerings of equity securities. The note is secured by substantially all of the Company's assets and gives Astoria rights to approve any acquisitions by the Company in excess of $1.0 million. Mr. Baab, the Company's President and Chief Executive Officer, served as a Managing Principal of Astoria until taking a formal leave of absence to join the Company in August 2001. Mr. Wagner, a member of the Board of Directors, is the managing director of Rockport. This concentration of stock ownership, together with the outstanding debt, would allow Rockport and Astoria, acting together, to block any actions that require approval of the Company's stockholders, including the election of the Board of Directors and the approval of significant corporate transactions. Also, Rockport and Astoria, acting together, could approve certain corporate actions without the consent of the other stockholders. Moreover, this concentration of ownership may delay or prevent a change in control of the Company.

IF THE REGISTRATION RIGHTS HELD BY ASTORIA AND OTHER SECURITIES HOLDERS ARE EXERCISED, OR THESE SECURITIES HOLDERS SELL A SUBSTANTIAL AMOUNT OF RESTRICTED SECURITIES IN THE OPEN MARKET, THE COMPANY'S STOCK PRICE MAY DECLINE.

        As of September 30, 2002, the Company had 17,880,983 shares outstanding, of which approximately 12,000,000 shares were restricted securities held by Astoria and other holders. Restricted securities may be sold in the public market only if they are registered or if they qualify for an exemption from registration under Rule 144 promulgated under the Securities Act. At present, a substantial amount of the Company's outstanding restricted securities are either entitled to registration rights or eligible for public sale under Rule 144, subject to volume limitations and other requirements of Rule 144. If Astoria or other holders decide to exercise their demand registration rights, the Company would incur costs and expenses associated with the registration of securities. Furthermore, sales of a substantial number of shares by Astoria or other securities holders in the public market, or the perception that those sales may occur, could cause the market price of the Company's Common Stock to decline. In addition, if the Company registers its Common Stock in connection with a public offering of securities, it may be required to include shares of restricted securities in the registration, which may have an adverse effect on the Company's ability to raise capital.

THE COMPANY'S FAILURE TO COMPETE EFFECTIVELY WITH ITS COMPETITORS MAY HAVE AN ADVERSE IMPACT ON THE COMPANY'S OPERATING RESULTS.

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

        The Company currently faces competition from a number of sources, including several large vendors that develop and market databases, development tools, decision support products and consulting services. The Omnis Studio line of RAD developer products currently encounters competition from several direct competitors, including Microsoft Corporation (Visual Basic), Inprise Corporation (Delphi), Allaire Corporation (Cold Fusion) and Magic Software Enterprises. The Company's database products encounter competition from several companies, including Oracle, Microsoft SQL/Server, IBM DB2, Sybase and IBM Informix. Additionally, as the Company expands its business, the Company expects to compete with a different group of companies, including small, highly focused companies offering single products.

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

  •
  the demand for its products;

  •
  changes in the proportion of revenue attributable to licenses and service fees;

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

THE SUCCESS OF THE COMPANY'S BUSINESS DEPENDS UPON ITS ABILITY TO RECRUIT, INTEGRATE AND RETAIN KEY PERSONNEL AND MANAGEMENT.

        Many of the Company's executive officers joined the Company in connection with or subsequent to the acquisition of PickAx, including Carlton Baab, the Company's President and Chief Executive Officer, who joined the Company in August 2001. Additional changes in management have occurred following Mr. Baab's appointment, including the hiring of Soheil Raissi, Vice President, Product

Development and Professional Services, Brian Bezdek, Vice President, Finance, Corporate Controller and Secretary and Boris Geller, Vice President, Market Development. The executive officers must be able to work efficiently together to manage the Company's operations. Furthermore, the loss of one or more of these or other executives could adversely affect the Company's business. In addition, the Company believes that its future success will depend to a significant extent on its ability to recruit, hire and retain highly skilled management and employees for engineering new products, product management, sales, marketing and customer service. Competition for such personnel in the software industry can be intense, and there can be no assurance that the Company will be successful in attracting and retaining such personnel. If the Company is unable to do so, it may experience inadequate levels of staffing to develop and license its products and perform services for its customers.

THE COMPANY HAS A LONG SALES CYCLE, WHICH COULD RESULT IN DELAYS IN THE RECEIPT OF REVENUE.

        The sales cycle for the Company's products typically ranges from three to six months or longer. Its products are typically used by application developers, system integrators and value added resellers to develop applications that are critical to their corporate end user's business. Because the purchases of the Company's products are often part of an end user's larger business process, re-engineering initiative, or implementation of client/server or web-based computing, the end users frequently view the purchase of its products as part of a long-term strategic decision regarding the management of their workforce related operations and expenditures. Thus, this sometimes results in end users taking a significant period of time to assess alternative solutions by competitors or to defer a purchase decision as a result of an unrelated strategic issue beyond its ability to influence or control. The Company will continue to educate potential customers of the use and benefits of its products and services, as well as the integration of its products and services with additional software applications utilized by individual customers. There can be no assurance, however, that the Company will not experience these and additional delays in the future.

THE COMPANY'S GLOBAL OPERATIONS EXPOSE IT TO ADDITIONAL RISKS AND CHALLENGES ASSOCIATED WITH CONDUCTING BUSINESS INTERNATIONALLY.

        The Company operates on a global basis with offices or distributors in Europe, Africa, Asia and North America. Approximately 26% of its revenue for the three-month period ended September 30, 2002 was generated from the Company's international offices. Company intends to continue to expand its international operations to achieve its anticipated growth, but it may face significant challenges to its international expansion. The expansion of its existing international operations and entry into additional international markets will require significant management attention and financial resources. To achieve acceptance in international markets, the Company's products must be internationalized to handle a variety of factors specific to each international market, including language and generic formatting such as date and time. The incorporation of these and other factors into its products is a complex process and often requires assistance from third parties. At the same time, to achieve broad usage by employees across international organizations, its products must be localized to handle native languages and cultures in each international market. Localizing its products is also a complex process and the Company intends to continue to work with third parties to develop localized products.

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

THE FAILURE OF THE COMPANY'S PRODUCTS TO CONTINUE TO CONFORM TO INDUSTRY STANDARDS MAY HARM ITS OPERATING RESULTS.

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

THE COMPANY'S PRODUCTS MAY CONTAIN SOFTWARE DEFECTS, WHICH COULD HARM ITS BUSINESS.

        The Company's enterprise applications software may contain undetected errors or failures when first introduced or as new versions are released. This may result in loss of, or delay in, market acceptance of its products and could harm its reputation. Undetected errors or failures in computer software programs are not uncommon. While the Company makes every effort to thoroughly test its software, in the event that it experiences significant software errors in future releases, it could experience delays in release, customer dissatisfaction and lost revenue. Any of these errors or defects could cause its business to be harmed.

THE INABILITY TO PROTECT THE COMPANY'S INTELLECTUAL PROPERTY COULD HARM ITS ABILITY TO COMPETE.

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

THIRD PARTIES COULD ASSERT THAT THE COMPANY'S SOFTWARE PRODUCTS AND SERVICES INFRINGE ON THEIR INTELLECTUAL PROPERTY RIGHTS, WHICH COULD RESULT IN COSTLY LITIGATION, CAUSE PRODUCT SHIPMENT DELAYS, PROHIBIT PRODUCT LICENSING OR REQUIRE THE COMPANY TO ENTER INTO ROYALTY OR LICENSING AGREEMENTS.

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

ITEM 3.    CONTROLS AND PROCEDURES

EVALUATION OF DISCLOSURE CONTROLS AND PROCEDURES

        Based on their evaluation as of a date within 90 days of the filing date of this Report on Form 10-QSB, the Company's principal executive officer and principal financial officer have concluded that the Company's disclosure controls and procedures (as defined in Rules 13a-14(c) and 15d-14(c) under the Securities Exchange Act of 1934 (the "Exchange Act")) are effective to ensure that information required to be disclosed by the Company in reports that it files or submits under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in Securities and Exchange Commission rules and forms.

CHANGES IN INTERNAL CONTROLS

        There were no significant changes in the Company's internal controls or in other factors that could significantly affect these controls subsequent to the date their evaluation. There were no significant deficiencies or material weaknesses, and therefore, no corrective actions were taken.

PART II. OTHER INFORMATION

ITEM 1.    LEGAL PROCEEDINGS

        In addition to the matters described below, the Company is subject from time to time to claims and suits arising in the ordinary course of business.

        In May 2001, General Automation initiated litigation in Superior Court of the State of California for the County of Orange against the Company alleging breach of contract relating to the Pick Systems purchase of selected assets of General Automation in August 2000. Effective July 26, 2002, the Company settled all claims with General Automation for the sum of $2,000,000. The Company paid $1,000,000 of this amount in July 2002, with the remainder to be paid in installments of $400,000 in December 2002 and $600,000 in June 2003 (the "Installment Payments"). The Installment Payments will be due and payable in full immediately if: (i) the Company makes an assignment for the benefit of creditors or applies for or consents to the appointment of a receiver, trustee or similar officer, and such appointment is not discharged within 30 days after such appointment; (ii) any bankruptcy, insolvency, reorganization liquidation or other proceeding is instituted by or against the Company, and is not discharged within 30 days after such institution; (iii) the Company assigns or purports to assign its rights or obligations under the settlement agreement; (iv) the Company merges, consolidates or sells all or substantially all of its assets; or (v) the Company dissolves or ceases active conduct of its business.

ITEM 2.    CHANGES IN SECURITIES

RECENT SALE OF UNREGISTERED SECURITIES

        On August 23, 2002, the Company issued a total of 131,574 shares of Common Stock to three individuals, Tina S. Shaffer and Nicolas J. Stanley who are limited partners in, and Delford M. Smith, a related party of, RCJ Capital Partners, LP, a related party, in connection with the automatic conversion of notes payable plus accrued interest at maturity. The notes payable were originally issued in August 2000 with a face amount of $750,000 an interest rate of 4% and a set conversion price of $6.17 per share.

        The issuance of the 131,574 shares of Common Stock was exempt from registration under Section 4(2) of the Securities Act of 1933, as amended. The Company did not offer the shares through any general solicitation, and the purchasers represented their intention to acquire the securities for investment only and not with a view to or for sale in connection with any distribution thereof. The purchasers of the securities in the transactions had adequate access to information about the Company.

ITEM 6.    EXHIBITS AND REPORTS ON FORM 8-K

  (a)
  Exhibits:

10.1	Amendment to Promissory Note between Raining Data Corporation and the Philip and Debra Barrett Trust dated September 16, 2002.
99.1	Certification of Chief Executive Officer and Chief Financial Officer Pursuant to 18 U.S.C. 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
  (b)
  Reports on Form 8-K:

        On August 2, 2002, the Company filed a Current Report on Form 8-K, reporting under Item 5 that effective July 26, 2002; the Company settled all claims with General Automation for the sum of $2,000,000. The Company paid $1,000,000 of this amount concurrently with the signing of the Settlement Agreement and Mutual Release in July 2002, with the remainder to be paid in installments of $400,000 in December 2002 and $600,000 in June 2003.

SIGNATURES

        In accordance with the requirements of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Date: November 12, 2002	RAINING DATA CORPORATION
/s/ BRIAN C. BEZDEK Brian C. Bezdek Vice President Finance, Corporate Controller and Secretary (Principal Financial and Accounting Officer)

CERTIFICATIONS

I, Carlton H. Baab, certify that:

1.
I have reviewed this quarterly report on Form 10-QSB of Raining Data Corporation;

2.
Based on my knowledge, this quarterly report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this quarterly report;

3.
Based on my knowledge, the financial statements, and other financial information included in this quarterly report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this quarterly report;

4.
The registrant's other certifying officer and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and we have:

a)
designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this quarterly report is being prepared;

b)
evaluated the effectiveness of the registrant's disclosure controls and procedures as of a date within 90 days prior to the filing date of this quarterly report (the "Evaluation Date"); and

c)
presented in this quarterly report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

5.
The registrant's other certifying officer and I have disclosed, based on our most recent evaluation, to the registrant's auditors and the audit committee of registrant's board of directors:

a)
all significant deficiencies in the design or operation of internal controls which could adversely affect the registrant's ability to record, process, summarize and report financial data; and have identified for the registrant's auditors any material weaknesses in internal controls; and

b)
any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant's internal controls; and

6.
The registrant's other certifying officer and I have indicated in this quarterly report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

Date:  November 12, 2002

/s/ CARLTON H. BAAB Carlton H. Baab President and Chief Executive Officer (Chief Executive Officer)

I, Brian C. Bezdek, certify that:

1.
I have reviewed this quarterly report on Form 10-QSB of Raining Data Corporation;

2.
Based on my knowledge, this quarterly report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this quarterly report;

3.
Based on my knowledge, the financial statements, and other financial information included in this quarterly report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this quarterly report;

4.
The registrant's other certifying officer and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and we have:

a)
designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this quarterly report is being prepared;

b)
evaluated the effectiveness of the registrant's disclosure controls and procedures as of a date within 90 days prior to the filing date of this quarterly report (the "Evaluation Date"); and

c)
presented in this quarterly report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

5.
The registrant's other certifying officer and I have disclosed, based on our most recent evaluation, to the registrant's auditors and the audit committee of registrant's board of directors:

a)
all significant deficiencies in the design or operation of internal controls which could adversely affect the registrant's ability to record, process, summarize and report financial data; and have identified for the registrant's auditors any material weaknesses in internal controls; and

b)
any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant's internal controls; and

6.
The registrant's other certifying officer and I have indicated in this quarterly report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

Date:  November 12, 2002

/s/ BRIAN C. BEZDEK Brian C. Bezdek Vice President, Finance, Corporate Controller & Secretary (Chief Financial Officer)

EXHIBIT INDEX

Number	Description
10.1	Amendment to Promissory Note between Raining Data Corporation and the Philip and Debra Barrett Trust dated September 16, 2002.
99.1	Certification of Chief Executive Officer and Chief Financial Officer Pursuant to 18 U.S.C. 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

QuickLinks

RAINING DATA CORPORATION INDEX
PART I. FINANCIAL INFORMATION
RAINING DATA CORPORATION AND SUBSIDIARIES UNAUDITED CONDENSED CONSOLIDATED BALANCE SHEETS
RAINING DATA CORPORATION AND SUBSIDIARIES UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS THREE AND SIX MONTHS ENDED SEPTEMBER 30,
RAINING DATA CORPORATION AND SUBSIDIARIES UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS SIX MONTHS ENDED SEPTEMBER 30,
RAINING DATA CORPORATION AND SUBSIDIARIES CONDENSED NOTES TO THE UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS September 30, 2002 (Unaudited)
RAINING DATA CORPORATION AND SUBSIDIARIES EBITDA CALCULATION (Unaudited)
PART II. OTHER INFORMATION
SIGNATURES
CERTIFICATIONS
EXHIBIT INDEX