Form 10QSB
period 2002-12-31
RAINING DATA CORP
filed 2003-02-12
CIK 820738

QuickLinks -- Click here to rapidly navigate through this document

U.S. SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-QSB

(Mark One)
☒	Quarterly Report under Section 13 or 15(d) of the Securities Exchange Act of 1934
For the quarterly period ended December 31, 2002
☐	Transition Report Pursuant to Section 13 or 15(d) of the Exchange Act
For the transition period from to

Commission File number 0-16449

RAINING DATA CORPORATION
(Exact name of registrant as specified in its charter)

Delaware (State of Incorporation)	94-3046892 (IRS Employer Identification No.)
17500 Cartwright Road Irvine, CA 92614 (Address of principal executive offices)
(949) 442-4400 (Registrant's telephone number)

        Check whether the issuer: (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☒    No ☐

        As of January 31, 2003 there were 17,880,983 shares of registrant's Common Stock, $.10 par value, outstanding.

        Transitional Small Business Disclosure Format (Check one): Yes ☐    No ☒

RAINING DATA CORPORATION
INDEX

PART I.	FINANCIAL INFORMATION	1
ITEM 1.	FINANCIAL STATEMENTS	1
	UNAUDITED CONDENSED CONSOLIDATED BALANCE SHEETS—DECEMBER 31, 2002 AND MARCH 31, 2002	1
	UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS—THREE AND NINE MONTHS ENDED DECEMBER 31, 2002 AND 2001	2
	UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS—NINE MONTHS ENDED DECEMBER 31, 2002 AND 2001	3
	CONDENSED NOTES TO THE UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS	4
ITEM 2.	MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS	12
ITEM 3.	CONTROLS AND PROCEDURES	26
PART II.	OTHER INFORMATION	27
ITEM 1.	LEGAL PROCEEDINGS	27
ITEM 4.	SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS	27
ITEM 5.	OTHER MATTERS	27
ITEM 6.	EXHIBITS AND REPORTS ON FORM 8-K	27
SIGNATURES		28
CERTIFICATIONS		29

PART I. FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

RAINING DATA CORPORATION AND SUBSIDIARIES

UNAUDITED CONDENSED CONSOLIDATED BALANCE SHEETS

	December 31, 2002	March 31, 2002
	(In thousands)
ASSETS
Current Assets
Cash and Equivalents	$2,761	$4,500
Trade Accounts Receivable-net	1,821	1,575
Other Current Assets	510	190

Total Current Assets	5,092	6,265
Property, Furniture and Equipment-net	920	910
Intangible Assets-net	4,983	6,933
Goodwill & Acquisition Costs-net	27,834	26,791
Other Assets	194	59

Total Assets	$39,023	$40,958

LIABILITIES AND STOCKHOLDERS' EQUITY
Current Liabilities
Accounts Payable	$130	$985
Accrued Liabilities	2,963	4,409
Deferred Revenue	4,296	4,189
Current Portion of Long-Term Debt	326	1,207

Total Current Liabilities	7,715	10,790
Long-Term Debt-net of discount and excluding current portion	21,464	18,502
Other Long-Term Liabilities	—	125

Total Liabilities	29,179	29,417
Commitments and Contingencies
Stockholders' Equity
Preferred Stock	300	300
Common Stock	1,788	1,759
Additional Paid-in Capital	95,059	93,829
Deferred Stock-based Compensation	(322)	(523)
Accumulated Other Comprehensive Income	1,002	869
Accumulated Deficit	(87,983)	(84,693)

Total Stockholders' Equity	9,844	11,541

Total Liabilities and Stockholders' Equity	$39,023	$40,958

See accompanying condensed notes to the unaudited condensed consolidated financial statements.

RAINING DATA CORPORATION AND SUBSIDIARIES

UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

	Three Months Ended December 31,		Nine Months Ended December 31,
	2002	2001	2002	2001
	(In thousands, except share and per share data)
Net Revenues
Licenses	$2,494	$2,551	$6,866	$7,625
Services	2,796	2,390	8,085	6,726

Total Net Revenues	5,290	4,941	14,951	14,351
Costs of Revenues
Cost of License Revenues	62	107	177	300
Cost of Service Revenues	438	410	1,356	2,010

Total Cost of Revenues	500	517	1,533	2,310

Gross Profit	4,790	4,424	13,418	12,041

Cost of Operations
Selling and Marketing	1,011	1,111	3,088	4,822
Research and Development	1,551	1,314	4,253	4,055
General and Administrative	1,276	2,051	4,187	5,464
Stock-Based Compensation	89	326	354	939
Amortization of Goodwill and Intangibles	650	3,207	1,950	9,589

Total Operating Expense	4,577	8,009	13,832	24,869

Operating Income (Loss)	213	(3,585)	(414)	(12,828)

Other Expense
Interest Expense-net	(853)	(1,007)	(2,920)	(2,854)
Other Income (Expense)-net	5	(3)	44	(52)

	(848)	(1,010)	(2,876)	(2,906)

Net Loss	$(635)	$(4,595)	$(3,290)	$(15,734)

Basic and Diluted
Net Loss Per Share	$(0.04)	$(0.29)	$(0.19)	$(0.96)
Weighted Average Number of
Common Shares Outstanding	17,880,983	15,720,711	17,767,410	16,375,868
Supplemental Information on Stock Based Compensation
Departmental Allocation of Costs
Cost of Service Revenue	$3	$32	$8	$97
Selling and Marketing	16	36	49	102
Research and Development	57	175	272	384
General and Administrative	13	83	25	356

Total Stock-based Compensation	$89	$326	$354	$939

See accompanying condensed notes to the unaudited condensed consolidated financial statements.

RAINING DATA CORPORATION AND SUBSIDIARIES

UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

NINE MONTHS ENDED DECEMBER 31,

	2002	2001
	(In thousands)
Cash flows from operating activities:
Net loss	$(3,290)	$(15,734)
Adjustments to reconcile net loss to net cash used for operating activities:
Depreciation and amortization of long-lived assets	2,230	10,149
Note discount amortization	1,485	2,796
Amortization of deferred stock-based compensation	354	939
Change in assets and liabilities:
Trade accounts receivable	(115)	42
Other current and non-current assets	(235)	342
Accounts payable and accrued liabilities	(1,746)	(305)
Deferred revenue	(58)	1,128

Net cash used for operating activities	(1,375)	(643)

Cash flows from investing activities:
Purchases of property, furniture and equipment	(179)	(93)
Purchase of software	(250)	—

Net cash used for investing activities	(429)	(93)

Cash flows from financing activities:
Proceeds from exercise of stock options	2	79
Repayment of debt	(36)	(194)
Proceeds from issuance of common stock	43	2,319

Net cash provided by financing activities	9	2,204

Effect of exchange rate changes on cash	56	24

Net increase (decrease) in cash and equivalents	(1,739)	1,492
Cash and equivalents at beginning of period	4,500	2,424

Cash and equivalents at end of period	$2,761	$3,916

See accompanying condensed notes to the unaudited condensed consolidated financial statements.

RAINING DATA CORPORATION AND SUBSIDIARIES

CONDENSED NOTES TO THE UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

December 31, 2002 (Unaudited)

1. INTERIM FINANCIAL STATEMENTS

        The unaudited interim condensed consolidated financial information furnished herein reflects all adjustments, consisting only of normal recurring items, which in the opinion of management are necessary to fairly state the Company's financial position, the results of its operations and its cash flows for the dates and periods presented. Certain information and footnote disclosures, normally included in financial statements prepared in accordance with accounting principles generally accepted in the United States of America, have been omitted pursuant to SEC rules and regulations; nevertheless, management of the Company believes that the disclosures herein are adequate to make the information presented not misleading. These consolidated financial statements should be read in conjunction with the Company's audited financial statements for the year ended March 31, 2002 contained in the Company's Annual Report on Form 10-KSB/A. The results of operations for the period ended December 31, 2002 are not necessarily indicative of results to be expected for any other interim period or the fiscal year ending March 31, 2003.

2. RECENTLY ISSUED ACCOUNTING STANDARDS

        In June 2001, the FASB issued SFAS No. 141, "Business Combinations," ("SFAS No. 141") and SFAS No. 142, "Goodwill and Other Intangible Assets" ("SFAS No. 142"). SFAS No. 141 requires that the purchase method of accounting be used for all business combinations initiated after September 30, 2001 and eliminates the pooling-of-interests method. SFAS No. 141 specifies criteria that intangible assets acquired in a business combination must meet to be recognized and reported separately from goodwill. SFAS No. 142 requires that goodwill and intangible assets with indefinite useful lives no longer be amortized, but instead tested for impairment at least annually in accordance with the provisions of SFAS No. 142. SFAS No. 142 requires that intangible assets with estimable useful lives be amortized over their respective estimated useful lives to their estimated residual values. In addition, SFAS No. 142 includes provisions upon adoption for the reclassification of certain existing recognized intangibles as goodwill, reclassification of certain intangibles out of previously reported goodwill, reassessment of the useful lives of recognized intangibles and testing for impairment of those intangibles.

        The Company adopted certain provisions of SFAS No. 141 as of July 1, 2001 as required for business combinations initiated after July 1, 2001, and the remaining provisions of SFAS No. 141 and SFAS No. 142 became effective for the Company on April 1, 2002. Upon adoption of SFAS No. 142, the Company was required to evaluate its existing intangible assets and goodwill that were acquired in purchase business combinations and to make any necessary reclassifications in order to conform with the new classification criteria in SFAS No. 141 for recognition separate from goodwill. The Company assessed the useful lives and residual values of all intangible assets acquired, and made any necessary amortization period adjustments during the three-month period ended June 30, 2002. Intangible assets identified as having an indefinite useful life were tested for impairment in accordance with the provisions of SFAS No. 142.

        In connection with the SFAS No. 142 transitional goodwill impairment evaluation, SFAS No. 142 requires the Company to perform an assessment of whether there is an indication that goodwill is impaired as of the date of adoption. To accomplish this, the Company determined it operated a single reporting unit and determined the carrying value of its reporting unit by assigning the assets and liabilities, including the existing goodwill and intangible assets, to that reporting unit as of April 1, 2002. The Company had up to six months from April 1, 2002 to determine the fair value of its reporting unit and compare it to the carrying amount of the reporting unit. To the extent the carrying amount of a reporting unit exceeds the fair value of the reporting unit, an indication exists that the reporting unit goodwill may be impaired and the Company must perform the second step of the transitional impairment test. The second step is required to be completed as soon as possible, but no later than March 31, 2003, the end of the year of adoption. In the second step, the Company must compare the implied fair value of the reporting unit goodwill with the carrying amount of the reporting unit goodwill, both of which would be measured as of the date of adoption. The implied fair value of goodwill is determined by allocating the fair value of the reporting unit to all of the assets (recognized and unrecognized) and liabilities of the reporting unit in a manner similar to a purchase price allocation, in accordance with SFAS No. 141. The residual fair value after this allocation is the implied fair value of the reporting unit goodwill. Any transitional impairment loss will be recognized as the cumulative effect of a change in accounting principle in the Company's statement of operations.

        As of March 31, 2002, the Company had unamortized goodwill in the amount of $26.8 million and unamortized identifiable intangible assets in the amount of $6.9 million, all of which were subject to the transition provisions of SFAS No. 142. Amortization expense of $650,000 was recorded during the three-month period ended December 31, 2002 related to amortization of intangible assets. Amortization is done on a straight-line basis over the estimated useful life of the underlying assets, estimated at four years. As of April 1, 2002, the Company had completed steps 1 and 2 of the transition provisions of SFAS No. 142. The Company identified one reporting unit and based on the Company's analysis of the fair value of its reporting unit as compared to its carrying value, the adoption of the impairment provisions of SFAS No. 142 did not have a material impact on the results of operations and no impairment existed as of April 1, 2002. The Company's primary assessment of the fair value of its reporting unit is based on its market capitalization at the time of the assessment. The Company will continue to assess for impairment at each fiscal year end or at any time it becomes aware of factors or circumstances that would warrant the assessment for impairment.

        The following table presents details of the Company's intangible assets and goodwill (in thousands):

	Gross Carrying Amount	Accumulated Amortization	Balance
December 31, 2002:
Assets Subject to Amortization:
Installed base, including core technology	$10,400	$5,417	$4,983

Assets not subject to amortization:

Goodwill, including assembled workforce			$27,834

March 31, 2002
Assets Subject to Amortization:
Installed base, including core technology	$10,400	$3,467	$6,933
Assembled workforce	2,080	924	1,156
Goodwill	38,413	12,778	25,635

	$50,893	$17,169	$33,724

        The following table reconciles changes to goodwill, including assembled workforce, for the nine-month period ended December 31, 2002 (in thousands):

Balance as of March 31, 2002	$26,791
Settlement of contingency based on earnings
for General Automation acquisition	1,043

Balance as of December 31, 2002	$27,834

        The Company had aggregate amortization expense of $650,000 and $1,950,000, respectively, for the three and nine-month periods ended December 31, 2002.

        Estimated amortization expense for future periods is as follows (in thousands):

          For the Year Ended:

March 31, 2003	$2,600
March 31, 2004	$2,600
March 31, 2005	$1,733
March 31, 2006	$—
March 31, 2007	$—

        The following table reconciles previously reported net loss as if the provisions of SFAS No. 142 were in effect in the prior fiscal year (unaudited—in thousands except per share amounts):

	Three Months ended December 31,		Nine Months ended December 31,
	2002	2001	2002	2001
Reported net loss	$(635)	$(4,595)	$(3,290)	$(15,734)
Add back: Goodwill amortization, net of taxes	—	2,557	—	7,639

Adjusted net loss	(635)	(2,038)	(3,290)	(8,095)
Reported basic and diluted loss per common share	$(0.04)	$(0.29)	$(0.19)	$(0.96)
Add back: Goodwill amortization, net of taxes	—	0.16	—	0.47

Adjusted basic and diluted loss per common share	$(0.04)	$(0.13)	$(0.19)	$(0.49)

        In June 2001, the FASB issued SFAS No. 143, "Accounting for Asset Retirement Obligations" ("SFAS No. 143"). SFAS No. 143 requires the Company to record the fair value of an asset retirement obligation as a liability in the period in which it incurs a legal obligation associated with the retirement of tangible long-lived assets that result from the acquisition, construction, development and/or normal use of the assets. The Company also records a corresponding asset, which is depreciated over the life of the asset. Subsequent to the initial measurement of the asset retirement obligation, the obligation will be adjusted at the end of each period to reflect the passage of time and changes in the estimated future cash flows underlying the obligation. The Company is required to adopt SFAS No. 143 on April 1, 2003, but does not expect adoption to have a material effect on its financial condition or results of operations.

        In August 2001, the FASB issued SFAS No. 144, "Accounting for the Impairment or Disposal of Long-Lived Assets" ("SFAS No. 144"). SFAS No. 144 addresses financial accounting and reporting for the impairment or disposal of long-lived assets. SFAS No. 144 requires that long-lived assets be reviewed for impairment whenever events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable. Recoverability of assets to be held and used is measured by a comparison of the carrying amount of an asset to future net cash flows expected to be generated by the asset. If the carrying amount of an asset exceeds its estimated future cash flows, an impairment charge is recognized by the amount by which the carrying amount of the asset exceeds the fair value of the asset. SFAS No. 144 requires companies to separately report discontinued operations and extends that reporting to a component of an entity that either has been disposed of (by sale, abandonment, or in a distribution to owners) or is classified as held for sale. Assets to be disposed of are reported at the lower of the carrying amount or fair value less costs to sell. The Company adopted SFAS No. 144 on April 1, 2002. The Company has determined that the effect of the adoption of SFAS No. 144 had no material impact on its financial condition and results of operations.

        In April 2002, the FASB issued SFAS No. 145, "Rescission of the FASB Statements No. 4, 44 and 64, Amendment of FASB Statement No. 13, and Technical Corrections," ("SFAS No. 145"). SFAS No. 145 eliminates the requirement to classify gains and losses from the extinguishment of indebtedness as extraordinary, requires certain lease modifications to be treated the same as a sale-leaseback transaction, and makes other non-substantive technical corrections to existing pronouncements. SFAS No. 145 is effective for fiscal years beginning after May 15, 2002. The Company expects the only impact, if any, of adopting SFAS No. 145 to be the reclassification of extraordinary losses to interest expense and income taxes if such extraordinary losses are incurred.

        In July 2002, the FASB issued SFAS No. 146, "Accounting for Costs Associated with Exit or Disposal Activities," ("SFAS No. 146"). SFAS No. 146 requires companies to recognize costs associated with exit or disposal activities when they are incurred rather than at the date of a commitment to an exit or disposal plan. Examples of costs covered by the standard include lease termination costs and certain employee severance costs that are associated with a restructuring, discontinued operations, plant closing, or other exit or disposal activities. SFAS No. 146 is effective prospectively for exit or disposal activities initiated after December 31, 2002. Accordingly, SFAS No. 146 may affect the timing of recognizing future restructuring costs as well as the amounts recognized.

3. LONG-TERM DEBT

        Long-term debt of the Company, including the Note Payable to Astoria Capital Partners, L.P. ("Astoria"), the Company's largest stockholder, as of December 31, 2002 and March 31, 2002 (in thousands):

	December 31, 2002	March 31, 2002
	(Unaudited)
Note Payable to Astoria	$18,525	$18,525
Plus Accrued Interest	3,436	2,013
Less Unamortized Discount	(551)	(2,036)

	21,410	18,502
Notes Payable and Accrued Interest—Other Stockholders	—	798
Note Payable and Accrued Interest—Individual	256	250
Note Payable related to Asset Purchase	—	108
Note Payable—Other	6	3
Capital Lease Obligations	118	48

Total Debt	21,790	19,709
Less Current Portion of Long-Term Debt	(326)	(1,207)

Total Long-Term Debt	$21,464	$18,502

        As further explained in Note 5 below, in January 2003, the Company entered into a Note Exchange Agreement with Astoria replacing the Secured Promissory Note with a Convertible Subordinated Note that extended the maturity date to May 30, 2008. As such, the amount of principal, accrued interest and unamortized discount have been classified in the accompanying Unaudited Condensed Consolidated Balance Sheet as Long-Term Debt.

4. STOCKHOLDERS' EQUITY

        The Company's Earnings Per Share data and Dilutive Shares Outstanding exclude 146,764 shares and 1,338,032 shares for the three-month periods ended December 31, 2002 and 2001, respectively and 161,984 shares and 1,745,974 shares for the nine-month periods ended December 31, 2002 and 2001, respectively, as the effect of these shares, related to options and warrants, if exercised, would have been anti-dilutive.

        The change in Accumulated Other Comprehensive Income during the three-month and nine-month periods ended December 31, 2002 and 2001 is the result of the effect of foreign exchange rate changes. The following table reconciles Net Loss as reported with Total Comprehensive Loss (in thousands):

	Three Months ended December 31,		Nine Months ended December 31,
	2002	2001	2002	2001
Net Loss Reported	$(635)	$(4,595)	$(3,290)	$(15,734)
Translation Adjustments, Net	6	(4)	133	24

Total Comprehensive Loss	$(629)	$(4,599)	$(3,157)	$(15,710)

5. SUBSEQUENT EVENTS, COMMITMENTS AND CONTINGENCIES

        As of December 31, 2002, Astoria held a Secured Promissory Note, dated November 30, 2000, as amended (the "Secured Promissory Note"), with a balance, excluding the unamortized note discount and including accrued interest, of $22.0 million. The Company assumed the Secured Promissory Note in connection with its acquisition of PickAx. In January 2003, the Company and Astoria entered into a Note Exchange Agreement (the "Exchange Agreement") to replace the existing Secured Promissory Note with a Convertible Subordinated Note. Under the terms of the Exchange Agreement, the Company issued to Astoria a Convertible Subordinated Note having a principal amount of $22.1 million, which principal amount is equal to the outstanding principal and accrued interest payable on the Secured Promissory Note as of the date of the Exchange Agreement. The Convertible Subordinated Note is convertible into Common Stock at a price of $5.00 per share. The Convertible Subordinated Note matures May 30, 2008, extending the May 30, 2003 maturity date of the Secured Promissory Note, and the interest rate is 5% per annum as compared to an interest rate of 10% per annum under the Secured Promissory Note. The interest is payable quarterly at the Company's option in cash or through increases to the outstanding principal of the Convertible Subordinated Note. Unlike the Secured Promissory Note, the Convertible Subordinated Note is not secured by the Company's assets.

        In addition to holding the Convertible Subordinated Note, Astoria is a major stockholder of the Company, holding all of the Company's Preferred Stock and a majority of the outstanding Common Stock. Richard W. Koe, a member of the Company's Board of Directors, serves as the Managing General Partner for Astoria. Carlton H. Baab, the Company's President and Chief Executive Officer, served as a Managing Principal of Astoria until taking a formal leave of absence to join the Company in August 2001. Mr. Baab is an employee of Astoria Capital Management, which is a general partner of Astoria. Gerald F. Chew, a member of the Company's Board of Directors, is the cousin of Mr. Koe.

        At December 31, 2002, the Company had $2.8 million in cash. The Company believes that its cash flow from operating activities will be sufficient to meet the Company's operating and capital expenditure requirements for the remainder of the fiscal year ending March 31, 2003 and through the foreseeable future. The Company is committed to research and development efforts that are intended to allow it to penetrate new markets and generate new sources of revenue and improve operating results. However, the Company's research and development efforts have required, and will continue to require, cash outlays without the immediate or short-term receipt of related revenue. The Company's ability to service its long-term debt and meet its expenditure requirements is dependent upon the Company's future financial performance, which will be affected by, among other things, prevailing economic conditions, the Company's ability to penetrate new markets and attract new customers, market acceptance of the Company's new and existing products and services, the success of research and development efforts and other factors beyond the Company's control.

        If the Company's future financial performance improves, the Company may seek to take advantage of opportunities in the equity and capital markets to raise additional funds for operating needs or to pay down its debt to Astoria. Under the terms of the Convertible Subordinated Note, the Company is not permitted to redeem the Note until January 2005. If the Company fails to generate enough cash to pay down its debt to Astoria prior to the maturity date of May 30, 2008, the Convertible Subordinated Note will convert into Common Stock and the stockholders may experience substantial dilution.

        Given the subordinated nature of the Convertible Subordinated Note, the Company may seek to obtain a bank line of credit for operating expense purposes. No assurance can be given that additional financing will be available or that, if available, such financing will be on terms favorable to the Company.

        In July 2002, the Company settled all claims with General Automation, Inc., dba GA eXpress ("General Automation"), for the sum of $2,000,000. The Company paid $1,000,000 of this amount concurrently with the signing of the Settlement Agreement and Mutual Release (the "Settlement Agreement") in July 2002; $400,000 was paid in December 2002; and the remaining $600,000 is payable in June 2003 (the "Installment Payment"). The Installment Payment will be due and payable in full immediately if: (i) the Company makes an assignment for the benefit of creditors or applies for or consents to the appointment of a receiver, trustee or similar officer, and such appointment is not discharged within 30 days after such appointment; (ii) any bankruptcy, insolvency, reorganization liquidation or other proceeding is instituted by or against the Company, and is not discharged within 30 days after such institution; (iii) the Company assigns or purports to assign its rights or obligations under the Settlement Agreement; (iv) the Company merges, consolidates or sells all or substantially all of its assets; or (v) the Company dissolves or ceases active conduct of its business.

        The Company had no material commitments for capital expenditures at December 31, 2002.

6. BUSINESS SEGMENTS

        The Company operates in one business segment engaged in the design, development, sale and support of software infrastructure. The following table represents the Net Revenue from the Company's business segment by two of its product lines, Multi-dimensional Database Management Systems ("MDMS") and Rapid Application Development Tools ("RAD Tools") and by office location (in thousands). The Company had not recorded any sales from its XDMS product line as of December 31, 2002:

	Three Months ended December 31,		Nine Months ended December 31,
	2002	2001	2002	2001
MDMS Products:
United States	$3,468	$3,103	$9,859	$9,104
United Kingdom	348	446	1,140	1,247
France	450	486	1,217	1,346
Germany	—	—	—	—

	$4,266	$4,035	$12,216	$11,697
RAD Tools:
United States	$306	$249	$805	$857
United Kingdom	247	186	676	722
France	122	138	391	226
Germany	350	333	863	849

	$1,025	$906	$2,735	$2,654

Total Net Revenue	$5,290	$4,941	$14,951	$14,351

7. RECLASSIFICATIONS

        Certain reclassifications have been made to prior period amounts to conform with current period presentation.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

        This Form 10-QSB contains forward-looking statements within the meaning of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended. Such statements include the Company's expectations, hopes and intentions regarding the future, including but not limited to statements regarding (i) the Company's strategy, (ii) the Company's research and development plans, (iii) the anticipated cost, timing and eventual acceptance of the Company's new products and services by the market, (iv) the sufficiency of the Company's capital resources, (iv) the Company's capital expenditures, (v) the Company's financing plan, (vi) the Company's revenue and (vii) the Company's operations. Forward-looking statements involve certain risks and uncertainties, and actual results may differ materially from those discussed in any such statement. Factors that could cause actual results to differ materially from such forward-looking statements include the risks described in the "Risk Factors" section and elsewhere in this Form 10-QSB. All forward-looking statements in this document are made as of the date hereof, based on information available to the Company as of the date hereof, and the Company assumes no obligation to update any forward-looking statement.

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

        Raining Data's principal business is the design, development, sale and support of software infrastructure. The Company's software may be categorized into three product lines: Multi-dimensional Database Management Systems ("MDMS"), Rapid Application Development software tools ("RAD") and XML data management servers ("XDMS"). The Company's products allow customers to create and enhance flexible software applications for their own needs. The MDMS products are based on the multi-dimensional data model and designed to operate in environments such as Windows, Unix and Linux. The Company's RAD products support the full life cycle of software application development and are designed for rapid prototyping, development and deployment of graphical user interface ("GUI") client/server and web applications. The RAD products are object-oriented and component-based, providing the ability to deploy applications on operating system platforms such as Windows, Unix and Linux, as well as database environments such as Oracle, DB2, Sybase, Microsoft SQL Server and other Open Data Base Connectivity ("ODBC") compatible database management systems. The Company has continued to develop and enhance its MDMS and RAD products. New releases in all of the Company's product lines are currently in progress.

        Since the start of fiscal year 2002, the Company has changed the mix of its research and development efforts to include technologies, markets and products outside of its historical market, specifically XML-based Internet infrastructure products. Company has introduced the first product related to these development efforts with the release of the Developer version of its TigerLogic XDMS version 1.0. TigerLogic XDMS is a high-performance information infrastructure software that provides both scalability, XA-compliant transactional integrity and fine-grain search capabilities typically associated with enterprise databases, as well as the dynamic extensibility, n-tier hierarchies and ease of use and deployment, mostly found in data repositories and file systems. The Company has not recorded any sales of the TigerLogic XDMS to date and is currently unable to predict when sales of this product may occur.

        In the United States, the Company sells its products through established distribution channels consisting of system integrators, specialized vertical application software developers and consulting organizations. The Company also sells its products directly through the Company's sales personnel to large end user organizations.

        Outside the United States, the Company maintains direct sales offices in the United Kingdom, France and Germany. In addition, the Company has distributor relationships in over 25 countries. For the three-month period ended December 31, 2002, approximately 22% of the Company's revenue came from sales through the Company's offices located outside the United States.

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

        For the three and nine months ended December 31, 2002 and 2001, no single customer accounted for more than 10% of the Company's revenue.

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

        The Company relies primarily on a combination of trade secret, copyright and trademark laws and contractual provisions to protect its intellectual property and proprietary rights. The Company's trademarks and service marks include, but are not limited to, Raining Data, Pick, Omnis, Omnis Studio, mvEnterprise, mvBase, mvDesigner, D3 and TigerLogic.

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

        REVENUE RECOGNITION—The Company recognizes and defers revenue using the residual method pursuant to the requirements of Statement of Position No. 97-2, "Software Revenue Recognition" (SOP 97-2), as amended by Statement of Position No. 98-9, "Modification of SOP 97-2, Software Revenue Recognition with Respect to Certain Arrangements." Under the residual method, revenue is recognized in a multiple element arrangement when Company-specific objective evidence of fair value exists for all of the undelivered elements in the arrangement, but does not exist for one or more of the delivered elements in the arrangement. At the outset of the arrangement with the customer, the Company defers revenue for the fair value of its undelivered elements (e.g., maintenance) and recognizes revenue for the remainder of the arrangement fee attributable to the elements initially delivered in the arrangement (e.g., software license) when the basic criteria in SOP 97-2 have been met.

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

        Professional services, maintenance and other revenue relate primarily to consulting services, maintenance and training. Maintenance revenue is recognized ratably over the term of the maintenance contract, typically 12 months. Consulting and training revenue is recognized as the services are performed and are usually on a time and materials basis. Such services primarily consist of implementation services related to the installation of the Company's products and do not include significant customization to or development of the underlying software code. The Company does not have price protection programs, conditional acceptance agreements or warranty programs and sales of the Company's products are made without right of return.

        ALLOWANCE FOR DOUBTFUL ACCOUNTS—The Company maintains allowances for doubtful accounts for estimated losses resulting from the inability of the Company's customers to make required payments. The amount of the Company's reserves is based on historical experience and its analysis of the accounts receivable and the balances outstanding. If the financial condition of the Company's customers were to deteriorate, resulting in an impairment of their ability to make payments, additional allowances may be required which would result in an additional expense in the period such determination was made. While such credit losses have historically been within the Company's expectations and the provisions established, the Company cannot guarantee that it will continue to experience the same credit loss rates that it has in the past.

RESULTS OF OPERATIONS FOR THE THREE AND NINE MONTHS ENDED DECEMBER 31, 2002 AND 2001

REVENUE

        NET REVENUE.    The Company's revenue is derived principally from two sources: fees from software licensing and fees for services, including consulting, training, maintenance and technical support. Total net revenue increased 7% to $5.3 million for the three months ended December 31, 2002 from $4.9 million for the same three-month period in the prior fiscal year and increased 4% to $15.0 million from $14.4 million for the nine-month periods ended December 31, 2002 and 2001, respectively. For the three-month periods ended December 31, 2002 and December 31, 2001, license revenue decreased 2% to $2.5 million from $2.6 million while services revenue increased 17% to $2.8 million from $2.4 million. For the nine-month periods ended December 31, 2002 and 2001, respectively, license revenue decreased 10% to $6.9 million from $7.6 million while service revenue increased 20% to $8.1 million from $6.7 million.

        The Company views the MDMS and RAD markets in which it operates to be relatively stable and consistent from period to period and anticipates that its revenue on an annual basis from those markets will remain stable for the foreseeable future. Fluctuations in revenue between quarters or year to year are primarily the result of changes in the mix of software licensing and service fees as well as order timing and customer order patterns. The Company does not view the changes in year-to-year revenue for the three and nine-month periods ended December 31, 2002 to be representative of market trends; however, the Company has experienced an increased mix of service revenue in recent quarters. In the longer term, the Company expects that the MDMS and RAD markets will eventually contract as customers adopt newer technologies.

        In December 2002, the Company announced the release of its first XDMS product. The Company can make no assurances as to the market acceptance or the ability for this new product line to generate additional revenue. While the Company is committed to research and development efforts that are intended to allow it to penetrate new markets and generate new sources of revenue, such efforts may not result in additional products and any new products may not achieve market acceptance. In addition, the ability of the Company to continue its research and development efforts at anticipated levels is subject to the availability of adequate liquidity and other risks described below.

COST OF REVENUE

        COST OF LICENSE REVENUE.    Cost of license revenue is comprised of direct costs associated with software license sales including software packaging, documentation and physical media costs. Total cost of license revenue decreased 42% to $62,000 for the three months ended December 31, 2002 from $107,000 for the same three-month period in the prior fiscal year. As a percentage of license revenue, cost of license revenue decreased to approximately 3% for the three months ended December 31, 2002 from 4% of license revenue for the same three-month period in the prior fiscal year. For the nine-month periods ended December 31, 2002 and 2001, cost of license revenue decreased 41% from $300,000 to $177,000. The decrease in cost of license revenue in absolute dollars and as a percentage of license revenue was due to management's streamlining of operations and overhead cost reductions. The Company anticipates that the cost of license revenue, as a percentage of license revenue, will remain relatively stable in future periods, now that the cost reduction efforts have been implemented.

        COST OF SERVICE REVENUE.    Cost of service revenue includes consulting, technical support and training, all of which consist primarily of personnel related costs. Total cost of service revenue remained relatively stable at $438,000 for the three months ended December 31, 2002 and $410,000 the same three-month period in the prior fiscal year. At the same time, cost of service revenue decreased to 16% of service revenue for the three months ended December 31, 2002 from 17% of service revenue for the same three-month period in the prior fiscal year. Cost of service revenue decreased 33% to $1.4 million from $2.0 million for the nine-month periods ended December 31, 2002 and 2001, respectively. Cost of service revenue decreased to 17% of service revenue for the nine months ended December 31, 2002 from 30% of service revenue for the same nine-month period in the prior fiscal year. The decrease in cost of service revenue as a percentage of service revenue was primarily due to management's streamlining of operations and overhead cost reductions. The Company anticipates that the cost of service revenue, as a percentage of service revenue, will remain relatively stable in future periods now that the cost reduction efforts have been implemented.

OPERATING EXPENSES

        SELLING AND MARKETING.    Selling and marketing expense consists of salaries, benefits, sales commissions, travel, information technology and overhead costs for the Company's sales and marketing personnel. Selling and marketing expense decreased 9% to $1.0 million for the three months ended December 31, 2002 from $1.1 million for the same three-month period in the prior fiscal year. Sales and marketing expense decreased to 19% of total revenue for the three months ended December 31, 2002 from 22% of total revenue for the same three-month period in the prior fiscal year. Selling and marketing expense decreased 36% to $3.1 million from $4.8 million for the nine-month periods ended December 31, 2002 and 2001, respectively. The decrease in selling and marketing expense was primarily due to management's streamlining of its sales force and marketing efforts and overhead cost reductions. The Company anticipates that selling and marketing costs related to the MDMS and RAD product sales will remain relatively stable in future periods now that the cost reduction efforts have been implemented. However, if the research and development efforts of the Company, including the announced release of its XDMS products, are successful and new products or services are created, the Company may incur increased sales and marketing expense to promote those new products in future periods.

        RESEARCH AND DEVELOPMENT.    Research and development expense consists primarily of salaries and other personnel-related expense for engineering personnel, overhead costs and costs of contractors. Research and development expense increased 18% to $1.6 million for the three months ended December 31, 2002 from $1.3 million for the three-month period ended December 31, 2001. Research and development expense increased to 29% of total revenue for the three months ended December 31, 2002 from 27% of total revenue for the same three-month period in the prior fiscal year. Research and development expense increased to $4.3 million for the nine-month period ended December 31, 2002 from $4.1 for the same nine-month period ended December 31,2001. Since the start of fiscal year 2002, the Company has changed the mix of its research and development efforts to include technologies, markets and products outside of its historical market, specifically XML-based Internet infrastructure products and the Company announced in December 2002 the release of its first XDMS product that resulted from these efforts. The Company is committed to its research and development efforts and expects research and development expense in absolute dollars to remain stable in future periods or increase if liquidity improves and management believes that additional spending is warranted. Such efforts may not result in additional new products and any new products, including the announced XDMS products, may not generate sufficient revenue, if any, to offset the research and development expense.

        GENERAL AND ADMINISTRATIVE.    General and administrative expense includes costs associated with the Company's finance, human resources, legal and other administrative functions. These costs consist principally of salaries and other personnel-related expenses, professional fees, provision for doubtful accounts, equipment depreciation, audit fees, legal fees, legal settlement costs and overhead costs. General and administrative expense decreased 38% to $1.3 million for the three months ended December 31, 2002 from $2.1 million for the same three-month period in the prior fiscal year. General and administrative expense decreased to 24% of total revenue for the three months ended December 31, 2002 from 42% of total revenue for the three months ended December 31, 2001. General and administrative expense decreased 23% to $4.2 million from $5.5 million for the nine-month period ended December 31, 2002 and 2001, respectively. This decrease in general and administrative spending is a result of continued cost controls. During Fiscal 2002, the Company underwent significant changes in the management of the Company. As a result, the Company incurred additional costs related to severance for terminated employees of approximately $1.0 million. In addition the Company incurred costs associated with the restatement of the Company's financial statements of approximately $500,000 and costs associated with the settlement of various litigation matters which exceeded $1.5 million. These costs resulted in increased general and administrative costs in the periods incurred or accrued for. The Company anticipates that general and administrative costs, in absolute dollars, will remain relatively stable in future periods now that cost reduction efforts have been implemented and all material litigation has been settled.

        STOCK-BASED COMPENSATION.    Stock-based compensation expense decreased 73% to $89,000 in the three-month period ended December 31, 2002 from $326,000 for the three-month period ended December 31, 2001. Stock-based compensation expense decreased to 2% of total revenue for the three months ended December 31, 2002 from 7% of total revenue for the same three-month period in the prior fiscal year. Stock-based compensation expense has decreased 62% to $354,000 from $939,000 for the nine-month periods ended December 31, 2002 and 2001, respectively. The decrease in stock-based compensation is attributable primarily to cancellations of options for terminated employees, options nearing the end of their vesting periods, no new options being granted with an exercise price below fair value at the date of grant, and fewer options granted to non-employees. The Company does not anticipate any significant increases in stock-based compensation expense in future periods and further reductions are likely as existing options vest.

        AMORTIZATION OF GOODWILL AND INTANGIBLE ASSETS.    Amortization of goodwill and intangible assets of $650,000 and $1,950,000 was recorded for the three and nine months ended December 31, 2002 as compared to $3.2 million and $9.6 million for the same three-month and nine-month periods in the prior fiscal year. The decrease is a result of the Company's adoption of SFAS 142. Under SFAS 142, assets identified as goodwill are not amortized; however, the underlying assets are tested annually for impairment. The Company continues to amortize identifiable intangible assets in accordance with their determined useful life, estimated at four years. See Note 2 of the Condensed Notes to the Unaudited Condensed Consolidated Financial Statements for discussion of the Company's adoption of SFAS 142.

OPERATING INCOME (LOSS)

        OPERATING INCOME (LOSS).    The Company recorded operating income of $213,000 and an operating loss of $414,000 for the three and nine-month periods ended December 31, 2002 as compared to operating losses of $3.6 million and $12.8 for the same three and nine-month periods in the prior fiscal year.

        OTHER EXPENSE.    Other expense is primarily comprised of net interest expense and, to a much lesser extent, gains and losses on foreign currency transactions. Other expense remained consistent with $848,000 and $2.9 million in the three and nine month periods ended December 31, 2002 and $1.0 million and $2.9 million in the same three and nine month periods in the prior fiscal year. With the reduction of the interest rate as a result of the restructuring of the Company's debt in January 2003, the Company expects a reduction in interest expense in future periods.

NET LOSS

        The net loss for the three and nine-month periods ended December 31, 2002 was $635,000 and $3.3 million, or $0.04 and $0.19 per share, as compared to net losses of $4.6 million and $15.7 million, or $0.29 and $0.96 per share, for the three and nine-month periods ended December 31, 2001.

LIQUIDITY AND CAPITAL RESOURCES

        As of December 31, 2002, Astoria held a Secured Promissory Note, dated November 30, 2000, as amended, with a balance, excluding the unamortized note discount and including accrued interest, of $22.0 million. The Company assumed the Secured Promissory Note in connection with its acquisition of PickAx. In January 2003, the Company and Astoria entered into a Note Exchange Agreement to replace the existing Secured Promissory Note with a Convertible Subordinated Note. Under the terms of the Exchange Agreement, the Company issued to Astoria a Convertible Subordinated Note having a principal amount of $22.1 million, which principal amount is equal to the outstanding principal and accrued interest payable on the Secured Promissory Note as of the date of the Exchange Agreement. The Convertible Subordinated Note is convertible into Common Stock at a price of $5.00 per share. The Convertible Subordinated Note matures May 30, 2008, extending the May 30, 2003 maturity date of the Secured Promissory Note, and the interest rate is 5% per annum as compared to an interest rate of 10% per annum under the Secured Promissory Note. The interest is payable quarterly at the Company's option in cash or through increases to the outstanding principal of the Convertible Subordinated Note. Unlike the Secured Promissory Note, the Convertible Subordinated Note is not secured by the Company's assets.

        In addition to holding the Convertible Subordinated Note, Astoria is a major stockholder of the Company, holding all of the Company's Preferred Stock and a majority of the outstanding Common Stock. Richard W. Koe, a member of the Company's Board of Directors, serves as the Managing General Partner for Astoria. Carlton H. Baab, the Company's President and Chief Executive Officer, served as a Managing Principal of Astoria until taking a formal leave of absence to join the Company in August 2001. Mr. Baab is an employee of Astoria Capital Management, which is a general partner of Astoria. Gerald F. Chew, a member of the Company's Board of Directors, is the cousin of Mr. Koe.

        At December 31, 2002, the Company had $2.8 million in cash. The Company believes that its cash flow from operating activities will be sufficient to meet the Company's operating and capital expenditure requirements for the remainder of the fiscal year ending March 31, 2003 and through the foreseeable future. The Company is committed to research and development efforts that are intended to allow it to penetrate new markets and generate new sources of revenue and improve operating results. However, the Company's research and development efforts have required, and will continue to require, cash outlays without the immediate or short-term receipt of related revenue. The Company's ability to service its long-term debt and meet its expenditure requirements is dependent upon the Company's future financial performance, which will be affected by, among other things, prevailing economic conditions, the Company's ability to penetrate new markets and attract new customers, market acceptance of the Company's new and existing products and services, the success of research and development efforts and other factors beyond the Company's control.

        If the Company's future financial performance improves, the Company may seek to take advantage of opportunities in the equity and capital markets to raise additional funds for operating needs or to pay down its debt to Astoria. Under the terms of the Convertible Subordinated Note, the Company is not permitted to redeem the Note until January 2005. If the Company fails to generate enough cash to pay down its debt to Astoria prior to the maturity date of May 30, 2008, the Convertible Subordinated Note will convert into Common Stock and the stockholders may experience substantial dilution.

        Given the subordinated nature of the Convertible Subordinated Note, the Company may seek to obtain a bank line of credit for operating expense purposes. No assurance can be given that additional financing will be available or that, if available, such financing will be on terms favorable to the Company.

        In July 2002, the Company settled all claims with General Automation, Inc., dba GA eXpress ("General Automation"), for the sum of $2,000,000. The Company paid $1,000,000 of this amount concurrently with the signing of the Settlement Agreement and Mutual Release (the "Settlement Agreement") in July 2002; $400,000 was paid in December 2002; and the remaining $600,000 is payable in June 2003 (the "Installment Payment"). The Installment Payment will be due and payable in full immediately if: (i) the Company makes an assignment for the benefit of creditors or applies for or consents to the appointment of a receiver, trustee or similar officer, and such appointment is not discharged within 30 days after such appointment; (ii) any bankruptcy, insolvency, reorganization liquidation or other proceeding is instituted by or against the Company, and is not discharged within 30 days after such institution; (iii) the Company assigns or purports to assign its rights or obligations under the Settlement Agreement; (iv) the Company merges, consolidates or sells all or substantially all of its assets; or (v) the Company dissolves or ceases active conduct of its business.

        The Company had no material commitments for capital expenditures at December 31, 2002.

        The Company had Net Cash Used for Operating Activities of $1.4 million and $643,000 for the nine-month periods ended December 31, 2002 and 2001, respectively. During the nine-month period ended December 31, 2002, the Company had a reduction in Accounts Payable and Accrued Liabilities of $1.7 million, which included the $1.4 million paid to General Automation as well as payments related to other legal settlements previously disclosed in the Company's most recent 10-KSB/A and charges related to the restatement of its financial statements which are of a non-recurring nature.

        Net Cash used for Investing Activities of $429,000 and $93,000 for the nine-month periods ended December 31, 2002 and 2001, respectively, consists of purchases of property, furniture and equipment, primarily related to computer and other hardware used by the Company in its product development efforts as well as ordinary operations. For the nine-month period ended December 31, 2002, the Company had also purchased software for inclusion in the sale of certain of its products.

        The Company had Earnings Before Interest, Taxes, Depreciation and Amortization (EBITDA) of $1.0 million, or 19% of net revenue, and EBITDA of $141,000, or 3% for the three-month periods ended December 31, 2002 and 2001, respectively. For the nine-month period ended December 31, 2002 EBITDA was a positive $2.2 million or 15% of net revenue, as compared to a negative $1.7 million for the same period in the prior year. The improvement in EBITDA was primarily due to management's streamlining of operations and cost reductions, which began in the second half of the prior fiscal year. EBITDA is defined as Operating Income (Loss) with an add-back for depreciation, goodwill and non-goodwill amortization, and non-cash stock-based compensation expense.

RAINING DATA CORPORATION AND SUBSIDIARIES
EBITDA CALCULATION
(Unaudited)

	For the three months ended December 31, 2002		For the nine months ended December 31, 2002
In $000's
	2002	2001	2002	2001
Reported Operating Income (Loss)	$213	$(3,585)	$(414)	$(12,828)
Depreciation & Non-Goodwill Amortization	76	193	280	560
Stock-Based Compensation	89	326	354	939
Goodwill and Intangible Amortization	650	3,207	1,950	9,589

EBITDA	$1,028	$141	$2,170	$(1,740)

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

RECENTLY ISSUED ACCOUNTING STANDARDS NOT YET ADOPTED

        In June 2001, the FASB issued SFAS No. 143, "Accounting for Asset Retirement Obligations" ("SFAS No. 143"). SFAS No. 143 requires the Company to record the fair value of an asset retirement obligation as a liability in the period in which it incurs a legal obligation associated with the retirement of tangible long-lived assets that result from the acquisition, construction, development and/or normal use of the assets. The Company also records a corresponding asset, which is depreciated over the life of the asset. Subsequent to the initial measurement of the asset retirement obligation, the obligation will be adjusted at the end of each period to reflect the passage of time and changes in the estimated future cash flows underlying the obligation. The Company is required to adopt SFAS No. 143 on April 1, 2003, but does not expect adoption to have a material effect on its financial condition or results of operations.

        In April 2002, the FASB issued SFAS No. 145, "Rescission of the FASB Statements No. 4, 44 and 64, Amendment of FASB Statement No. 13, and Technical Corrections" ("SFAS No. 145"). SFAS No. 145 eliminates the requirement to classify gains and losses from the extinguishment of indebtedness as extraordinary, requires certain lease modifications to be treated the same as a sale-leaseback transaction, and makes other non-substantive technical corrections to existing pronouncements. SFAS No. 145 is effective for fiscal years beginning after May 15, 2002. The Company expects the only impact, if any, of adopting SFAS No. 145 to be the reclassification of extraordinary losses to interest expense and income taxes if such extraordinary losses are incurred.

        In July 2002, the FASB issued SFAS No. 146, "Accounting for Costs Associated with Exit or Disposal Activities" ("SFAS No. 146"). SFAS No. 146 requires companies to recognize costs associated with exit or disposal activities when they are incurred rather than at the date of a commitment to an exit or disposal plan. Examples of costs covered by the standard include lease termination costs and certain employee severance costs that are associated with a restructuring, discontinued operations, plant closing, or other exit or disposal activities. SFAS No. 146 is effective prospectively for exit or disposal activities initiated after December 31, 2002. Accordingly, SFAS No. 146 may affect the timing of recognizing future restructuring costs as well as the amounts recognized.

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

        The Company has devoted significant resources to the research and development of products and technology. The Company believes that its future success will depend in large part on a strong research and development effort with respect to both its existing and new products. Since the start of fiscal year 2002, the Company has changed the mix of its research and development efforts to include technologies, markets and products outside of its historical market, specifically XML-based Internet infrastructure products. In December 2002, the Company announced the release of its first XDMS product, which resulted from these development efforts. While the Company intends for these efforts to improve the operating results of the Company and increase cash flow, such efforts may not result in new products or any new products that do result may not be successful. The development of new or enhanced software products is a complex and uncertain process requiring high levels of innovation from the designers as well as accurate anticipation of customer and technical trends by the marketing staff. In developing new products and services, the Company may fail to develop and market products that respond to technological changes or evolving industry standards in a timely or cost-effective manner, or experience difficulties that could delay or prevent the successful development, introduction and marketing of these new products. The development and introduction of new or enhanced products also requires the Company to manage the transition from older products in order to minimize disruptions in customer ordering patterns and to ensure that adequate supplies of new products can be delivered to meet customer demand. Failure to develop and introduce new products, or enhancements to existing products, in a timely manner in response to changing market conditions or customer requirements, or lack of customer acceptance of the Company's products, will materially and adversely affect the Company's business, results of operations and financial condition.

THE CONCENTRATION OF THE COMPANY'S STOCK OWNERSHIP AND THE DEBT OWED TO PRINCIPAL STOCKHOLDERS GIVE CERTAIN STOCKHOLDERS SIGNIFICANT CONTROL OVER ITS BUSINESS.

        As of December 31, 2002, Astoria and Rockport Group, LP ("Rockport") together beneficially owned approximately 70% of the Company's outstanding Common Stock. As of such date, Astoria also owned all of the Company's outstanding Preferred Stock. In addition, as of December 31, 2002, the Company had issued a promissory note to Astoria, which had a balance of approximately $22.0 million in principal and accrued interest maturing May 30, 2003. In January 2003, the promissory note was exchanged for a Convertible Subordinated Note in the amount of approximately $22.1 million. If converted, the Convertible Subordinated Note would significantly increase Astoria's ownership percentage. Richard W. Koe, a member of the Company's Board of Directors, serves as the Managing General Partner for Astoria. Carlton H. Baab, the Company's President and Chief Executive Officer, served as a Managing Principal of Astoria until taking a formal leave of absence to join the Company in August 2001. Mr. Baab is an employee of Astoria Capital Management, which is a general partner of Astoria. Mr. Wagner, a member of the Board of Directors, is the Managing Director of Rockport. This concentration of stock ownership, together with the outstanding debt, would allow Rockport and Astoria, acting together, to block any actions that require approval of the Company's stockholders, including the election of the Board of Directors and the approval of significant corporate transactions. Also, Rockport and Astoria, acting together, could approve certain corporate actions without the consent of the other stockholders. Moreover, this concentration of ownership may delay or prevent a change in control of the Company.

BECAUSE THE MARKET FOR THE COMPANY'S MDMS AND RAD PRODUCTS IS RELATIVELY STABLE, THE COMPANY'S REVENUE MAY DECLINE IF IT CANNOT MAINTAIN MARKET SHARE FOR ITS PRODUCTS.

        The Company believes that the MDMS and RAD markets in which it currently operates are relatively stable and consistent from period to period. As a result, to grow its revenue in these markets, the Company will need to maintain its sales to existing customers and to generate sales to new customers, including corporate development teams, commercial application developers, system integrators, independent software vendors and independent consultants. In addition, competitors may introduce new products or enhancements to existing products that employ new technologies or incorporate new features and functionalities that could render the Company's existing products and services obsolete and unmarketable. To be successful, the Company must keep pace with technological developments, address the ever-changing and increasingly sophisticated needs of its customers and improve market share for its products. If the Company fails to attract new customers, or if the Company loses its customers to competitors, the Company's revenue may decline. In the longer term, it is expected that the MDMS and RAD markets will eventually contract as customers adopt newer technologies.

IF THE COMPANY FAILS TO INCREASE REVENUE OR ACQUIRE ADDITIONAL FUNDS THROUGH THE CAPITAL MARKETS, THE COMPANY MAY NOT BE ABLE TO CONTINUE TO MEET ITS CONTINUING EXPENDITURE REQUIREMENTS.

        The Company believes that its cash flow from operating activities will be sufficient to meet the Company's operating and capital expenditure requirements for the remainder of the fiscal year ending March 31, 2003 and through the forseeable future. The Company's ability to meet its expenditures and service its debt obligations is dependent upon the Company's future financial performance, which will be affected by, among other things, prevailing economic conditions, the Company's ability to penetrate new markets and attract new customers, market acceptance of the Company's new and existing products and services, the success of research and development efforts and other factors beyond the Company's control. As described above, in January 2003, the Company and Astoria entered in to the Exchange Agreement to replace the existing Secured Promissory Note due May 2003 with a Convertible Subordinated Note due May 2008. The Convertible Promissory Note has a principal amount of $22.1 million, bears interest at 5% per annum and is convertible into Common Stock at a price of $5.00 per share. If the Company is unable to penetrate new markets, generate new sources of revenue or otherwise improve its operating results, it may be unable to pay down its debt to Astoria or to access opportunities in the equity and capital markets to raise additional funds for operating needs. Given the subordinated nature of the Convertible Subordinated Note, the Company may seek to obtain a bank line of credit for operating purposes. However, no assurance can be given that additional financing will be available or that, if available, such financing will be on terms favorable to the Company.

IF THE REGISTRATION RIGHTS HELD BY ASTORIA AND OTHER SECURITIES HOLDERS ARE EXERCISED, OR THESE SECURITIES HOLDERS SELL A SUBSTANTIAL AMOUNT OF RESTRICTED SECURITIES IN THE OPEN MARKET, THE COMPANY'S STOCK PRICE MAY DECLINE.

        As of December 31, 2002, the Company had 17,880,983 shares outstanding, of which approximately 12,000,000 shares were restricted securities held by Astoria and other holders. Restricted securities may be sold in the public market only if they are registered or if they qualify for an exemption from registration under Rule 144 promulgated under the Securities Act. At present, a substantial amount of the Company's outstanding restricted securities are either entitled to registration rights or eligible for public sale under Rule 144, subject to volume limitations and other requirements of Rule 144. If Astoria or other holders decide to exercise their demand registration rights, the Company would incur costs and expenses associated with the registration of securities. Furthermore, sales of a substantial number of shares by Astoria or other securities holders in the public market, or the perception that those sales may occur, could cause the market price of the Company's Common Stock to decline. In addition, if the Company registers its Common Stock in connection with a public offering of securities, it may be required to include shares of restricted securities in the registration, which may have an adverse effect on the Company's ability to raise capital.

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

        The Company currently faces competition from a number of sources, including several large vendors that develop and market databases, development tools, decision support products and consulting services. The Omnis Studio line of RAD developer products currently encounters competition from several direct competitors, including Microsoft Corporation (Visual Basic), Inprise Corporation (Delphi), Allaire Corporation (Cold Fusion) and Magic Software Enterprises. The Company's database products encounter competition from several companies, including Oracle, Microsoft SQL/Server, IBM DB2, Sybase and IBM Informix. Additionally, as the Company expands its business, the Company expects to compete with a different group of companies, including smaller, highly focused companies offering single products. Competition is developing and evolving in the XML market for which the Company's XDMS products are intended. Companies who do or are expected to compete in this market include Oracle, IBM, Microsoft, Sybase and BEA as well as a number of smaller businesses with products that directly and indirectly compete with the Company's XDMS products.

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

THE COMPANY MAY EXPERIENCE QUARTERLY FLUCTUATIONS IN OPERATING RESULTS, WHICH MAY RESULT IN VOLATILITY OF ITS STOCK PRICE.

        The Company has experienced significant quarterly fluctuations in operating results in the past. The Company expects to continue to expend significant sums in the area of research and development, sales and marketing and operations in order to promote new product development and introduction. Because the expenses associated with these activities are relatively fixed in the short-term, the Company may be unable to adjust spending quickly enough to offset any unexpected shortfall in revenue growth or any decrease in revenue levels. Operating results may also fluctuate due to factors such as:

  •
  the size and timing of customer orders;

  •
  changes in pricing policies by the Company or its competitors;

  •
  the Company's ability to develop, introduce, and market new and enhanced versions of its products;

  •
  the number, timing, and significance of product enhancements and new product announcements by its competitors;

  •
  the demand for its products;

  •
  non-renewal of customer support agreements;

  •
  software defects and other product quality problems;

  •
  personnel changes; and

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

THE SUCCESS OF THE COMPANY'S BUSINESS DEPENDS UPON ITS ABILITY TO RECRUIT, INTEGRATE AND RETAIN KEY PERSONNEL AND MANAGEMENT.

        Many of the Company's executive officers joined the Company in connection with or subsequent to the acquisition of PickAx, including the Company's President and Chief Executive Officer, Carlton Baab who joined the Company in August 2001. Additional changes in management have occurred following Mr. Baab's appointment, including the hiring of Soheil Raissi, Vice President, Product Development and Professional Services, Brian Bezdek, Chief Financial Officer and Boris Geller, Vice President, Market Development. The executive officers must be able to work efficiently together to manage the Company's operations. Furthermore, the loss of one or more of these or other executives could adversely affect the Company's business. In addition, the Company believes that its future success will depend to a significant extent on its ability to recruit, hire and retain highly skilled management and employees for engineering new products, product management, sales, marketing and customer service. Competition for such personnel in the software industry can be intense, and there can be no assurance that the Company will be successful in attracting and retaining such personnel. If the Company is unable to do so, it may experience inadequate levels of staffing to develop and license its products and perform services for its customers.

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

THE COMPANY'S PRODUCTS MAY CONTAIN SOFTWARE DEFECTS, WHICH COULD HARM ITS BUSINESS.

        The Company's enterprise applications software may contain undetected errors or failures when first introduced or as new versions are released. This includes the Company's XDMS products, which are at higher risk given these products are in the earliest stages of the product life cycle. This may result in loss of, or delay in, market acceptance of its products and could harm its reputation. Undetected errors or failures in computer software programs are not uncommon. While the Company makes every effort to thoroughly test its software, in the event that it experiences significant software errors in future releases, it could experience delays in release, customer dissatisfaction and lost revenue. Any of these errors or defects could cause its business to be harmed.

THE COMPANY'S GLOBAL OPERATIONS EXPOSE IT TO ADDITIONAL RISKS AND CHALLENGES ASSOCIATED WITH CONDUCTING BUSINESS INTERNATIONALLY.

        The Company operates on a global basis with offices or distributors in Europe, Africa, Asia and North America. Approximately 22% of its revenue for the three-month period ended December 31, 2002 was generated from the Company's international offices. The Company also faces other risks inherent in conducting business internationally, including but not limited to the following:

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

THE FAILURE OF THE COMPANY'S PRODUCTS TO CONTINUE TO CONFORM TO INDUSTRY STANDARDS MAY HARM ITS OPERATING RESULTS.

        A key factor in the Company's future success will continue to be the ability of its products to operate and perform well with existing and future leading, industry-standard enterprise software applications intended to be used in connection with MDMS, RAD and XDMS products. Inter-operability may require third party licenses, which may not be available to the Company on favorable terms or at all. Failure to meet existing or future inter-operability and performance requirements of industry standard applications in a timely manner could adversely affect its business. Uncertainties relating to the timing and nature of new product announcements or introductions or modifications of third party software applications could delay the Company's product development, increase its product development expense or cause customers to delay evaluation, purchase, and deployment of its products.

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

PART II. OTHER INFORMATION

ITEM 1. LEGAL PROCEEDINGS

        The Company is subject from time to time to claims and suits arising in the ordinary course of business. As of December 31, 2002, the Company was not a party to any material litigation, claim or suit.

ITEM 4. SUBMISSION OF MATTES TO A VOTE OF SECURITY HOLDERS

        At the 2002 Annual Meeting of the Company's Stockholders held on December 18, 2002 (the "Meeting"), two proposals were submitted. No other proposals were put before the meeting. The proposals and voting results were as follows:

  —
  To elect Douglas G. Marshall and Geoffrey P. Wagner as the two Class I directors to serve until the 2005 Annual Meeting of the Stockholders or until their successors are elected and shall qualify:

  a.
  Douglas G. Marshall                FOR: 16,725,620    WITHHELD: 359,730

  b.
  Geoffrey P. Wagner                FOR: 16,689,247    WITHHELD: 396,103

  —
  To ratify the appointment of KPMG LLP as the independent public accountants of the Company for the fiscal year ending March 31, 2003:

    FOR: 17,079,255    WITHHELD: 4,485    ABSTAIN: 1,610

ITEM 5. OTHER MATTERS

        In accordance with Section 10A(i)(2) of the Securities Exchange Act of 1934, as added by Section 202 of the Sarbanes-Oxley Act of 2002, the Company is responsible for listing the non-audit services approved in the three months ended December 31, 2002, by the company's Audit Committee to be performed by the Company's external auditor. Non-audit services are defined in the law as services other than those provided in connection with an audit or a review of the financial statements of the Company. On December 18, 2002, the Audit Committee approved the rendering of future (i) non-audit tax services, including tax planning and tax compliance, and (ii) non-audit services in connection with a transfer pricing study, to be performed by KPMG LLP in fiscal year 2003 for fees generally consistent with industry standards for such services.

ITEM 6. EXHIBITS AND REPORTS ON FORM 8-K

  (a)
  Exhibits:

10.1	Stock Option Agreements, dated December 21, 2002 between the Company and Brian C. Bezdek
99.1	Certification of Chief Executive Officer and Chief Financial Officer Pursuant to 18 U.S.C. 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
  (b)
  Reports on Form 8-K:

        On January 7, 2003, the Company filed a Current Report on Form 8-K, reporting under Item 5 that Brian C. Bezdek was appointed as Chief Financial Officer.

        On January 22, 2003, the Company filed a Current Report on Form 8-K, reporting under Item 5, that Richard W. Koe was named to the Company's Board of Directors and that Bryce J. Burns and Bryan Sparks had resigned from the Board.

        On January 30, 2003, the Company filed a Current Report on Form 8-K, reporting under Item 5, that the Company and Astoria Capital Partners, L.P. had entered into a Note Exchange Agreement, restructuring the debt of the Company.

SIGNATURES

        In accordance with the requirements of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Date: February 12, 2003	RAINING DATA CORPORATION
/s/ BRIAN C. BEZDEK Brian C. Bezdek Chief Financial Officer

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

Date: February 12, 2003

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

Date: February 12, 2003

/s/ BRIAN C. BEZDEK
Brian C. Bezdek Chief Financial Officer

EXHIBIT INDEX

10.1	Stock Option Agreements, dated December 21, 2002 between the Company and Brian C. Bezdek
99.1	Certification of Chief Executive Officer and Chief Financial Officer Pursuant to 18 U.S.C. 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

QuickLinks

RAINING DATA CORPORATION INDEX
PART I. FINANCIAL INFORMATION
  ITEM 1. FINANCIAL STATEMENTS
RAINING DATA CORPORATION AND SUBSIDIARIES UNAUDITED CONDENSED CONSOLIDATED BALANCE SHEETS
RAINING DATA CORPORATION AND SUBSIDIARIES UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
RAINING DATA CORPORATION AND SUBSIDIARIES UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS NINE MONTHS ENDED DECEMBER 31,
RAINING DATA CORPORATION AND SUBSIDIARIES CONDENSED NOTES TO THE UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS December 31, 2002 (Unaudited)
  ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
RAINING DATA CORPORATION AND SUBSIDIARIES EBITDA CALCULATION (Unaudited)
  ITEM 3. CONTROLS AND PROCEDURES
PART II. OTHER INFORMATION
  ITEM 1. LEGAL PROCEEDINGS
  ITEM 4. SUBMISSION OF MATTES TO A VOTE OF SECURITY HOLDERS
  ITEM 5. OTHER MATTERS
  ITEM 6. EXHIBITS AND REPORTS ON FORM 8-K
SIGNATURES
CERTIFICATIONS
EXHIBIT INDEX