Form 10KSB
period 2003-03-31
RAINING DATA CORP
filed 2003-06-06
CIK 820738

QuickLinks -- Click here to rapidly navigate through this document

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-KSB

(Mark one)
☒ ANNUAL REPORT PURSUANT TO SECTION 13 or 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended March 31, 2003
or
☐ TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the transition period from to .

Commission file number 0-16449

RAINING DATA CORPORATION
(Name of Small Business Issuer in Its Charter)

Delaware (State of Incorporation)	94-3046892 (I.R.S. Employer ID. No.)
17500 Cartwright Road Irvine, California (Address of Principal Executive Offices)	92614 (Zip Code)
(949) 442-4400 (Issuer's Telephone Number, Including Area Code)

Securities registered under Section 12(b) of the Exchange Act:

Title of Each Class	Name of Each Exchange on Which Registered
None	N/A
Securities registered under Section 12(g) of the Exchange Act: Common Stock, $0.10 par value

        Check whether the issuer (1) has filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☒    No ☐

        Check if disclosure of delinquent filers pursuant to Item 405 of Regulation S-B is not contained in this form, and no disclosure will be contained, to the best of Registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-KSB or any amendment to this Form 10-KSB. ☒

        The Registrant's revenues for the fiscal year ended March 31, 2003 were $21.0 million.

        The aggregate market value of the voting stock held by non-affiliates of the Registrant was $14,854,430 on May 20, 2003 based on the closing sale price of such stock on that date.

        As of May 20, 2003, the Registrant had 17,952,742 shares of its common stock outstanding.

DOCUMENTS INCORPORATED BY REFERENCE

        None.

        Transitional Small Business Disclosure Format (check one): Yes ☐    No ☒

RAINING DATA CORPORATION

FISCAL YEAR 2003 FORM 10-KSB ANNUAL REPORT

INDEX

i

PART I

Item 1. Description of Business

        This Form 10-KSB contains forward-looking statements within the meaning of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended. Such statements include our expectations, hopes and intentions regarding the future, including but not limited to statements regarding our strategy, competition, development plans (including anticipated cost, timing and eventual acceptance of new products and services by the market), financing, revenue and operations. Forward-looking statements involve certain risks and uncertainties and actual results may differ materially from those discussed in any such statement. Factors that could cause actual results to differ materially from such forward-looking statements include the risks described in the "Risk Factors" section and elsewhere in this Form 10-KSB. All forward-looking statements in this document are made as of the date hereof, based on information available to us as of the date hereof, and we assume no obligation to update any forward-looking statement.

Overview

        We were incorporated in the State of Delaware in August 1987. We were originally incorporated as Blyth Holdings, Inc., and our name was changed to Omnis Technology Corporation in September 1997. Effective December 1, 2000, we completed the acquisition of PickAx, Inc., a Delaware corporation ("PickAx"). Concurrent with the acquisition, we changed our name to Raining Data Corporation.

        Our principal business is the design, development, sale and support of software infrastructure. Our software may be categorized into four product lines: Multi-dimensional database management systems ("MDMS"), Rapid Application Development software tools ("RAD"), XML data management servers ("XDMS") and Pick Data Provider ("PDP") for the Microsoft .Net development environment. Our products allow customers to create and enhance flexible software applications for their own needs. The MDMS products are based on the multi-dimensional data model and are designed to operate in environments such as Windows, Unix and Linux. Our RAD products support the full life cycle of software application development and are designed for rapid prototyping, development and deployment of graphical user interface ("GUI") client/server and web applications. The RAD products are object-oriented and component-based, providing the ability to deploy applications on operating system platforms such as Windows, Unix and Linux, as well as database environments such as Oracle, DB2, Sybase, Microsoft SQL Server and other Open Data Base Connectivity ("ODBC") compatible database management systems. We continue to develop and enhance our MDMS and RAD products. New releases in all of our product lines are currently in progress.

        Since April 2001, we have changed the mix of our research and development efforts to include the development of technologies and products outside of our historical market, specifically XML-based Internet infrastructure products. We have introduced the first product related to these development efforts with the release of the Developer version of our TigerLogic XDMS version 1.0 in December 2002 and the release of the production version 1.1 in May 2003. TigerLogic XDMS is a high-performance information infrastructure software that provides both scalability, XA-compliant transactional integrity and fine-grain search capabilities typically associated with enterprise databases, as well as the dynamic extensibility, n-tier hierarchies and ease of use and deployment, mostly found in data repositories and file systems. We have filed patent applications related to the technology utilized in the TigerLogic product and those patents were pending as of March 31, 2003.

        In February 2003, we announced support of the Microsoft .NET framework and the PDP product line with the pending release of the Pick Data Provider for .NET. As of March 31, 2003, we had not recorded any sales of the TigerLogic XDMS or the PDP products and began selling an early adopter release of the PDP product in May 2003 to a limited and selected customer base.

Products

        We market our products under the Raining Data brand name. Many of our products are based on the Pick Universal Data Model ("Pick UDM"), which we created, and are capable of handling data from many sources. The Pick UDM is a core component across the MDMS, XDMS and PDP product lines. Our products also include RAD software tools for computer application development.

Multidimensional Database Management Systems Products

        Our MDMS products include a comprehensive set of Pick UDM based software development tools that allow the user to write, compile and run application programs. Historically, the principal advantages of the Multidimensional Database system have been simple program development, maximum flexibility, ease of use, and low total cost of ownership. Over the years, a community of vertical market application developers using the Multidimensional Database platform has emerged.

        The MDMS product line consists principally of the D3 Data Base Management System ("D3"), which operates on systems including IBM AIX, DG/UX, HP-UX, Linux, Windows NT, SCO UnixWare, SCO System V and Sun Solaris. D3 allows application programmers to create new business solution software in less time than it normally takes in many other environments. This can translate into lower costs for the developer, lower software prices for the customer and reduced costs of ownership for both the developer and end user. Our MDMS products also include mvEnterprise, a scalable multidimensional database solution that allows the user to leverage the capabilities of the UNIX operating system and mvBase, a multidimensional database solution that runs on all Windows platforms.

RAD Products

        The RAD product line is an object-oriented development environment that is designed to allow customers to develop and deploy web and client/server applications. The products include Omnis Studio and Omnis Classic, which offer cross-platform support for Windows, Mac and Linux.

XDMS Products

        Our XML data management server product line includes TigerLogic XDMS ("TigerLogic"). TigerLogic XDMS is a mid-tier operational data server software product that simplifies and streamlines information access for XML-enabled Java and .NET applications. The TigerLogic XDMS decouples structured and unstructured data from the back-end sources, transforms it into XML, stores aggregated views in the mid-tier, profiles and indexes them for fast retrieval. The TigerLogic XDMS includes innovative XML processing technology that boosts the performance and efficiency of data architectures by aggregating and moving commonly requested data to the mid-tier, between front-end Web Services composite applications and back-end operational systems and legacy applications. TigerLogic XDMS uses the Pick UDM to power its underlying storage engine and allow new data to be processed in the TigerLogic XDMS data model with almost no programming. This creates an extensible and flexible environment enabling companies to leverage the full power of XML. TigerLogic supports industry standards, including J2EE Connector Architecture (JCA), World Wide Web Consortium's (W3C's) XML Schema, XSLT, SOAP and XPath specifications.

PDP Products

        The PDP products include the Pick Data Provider for .NET. This product extends the intrinsic capabilities of Pick and Pick-like databases to the Microsoft .NET framework technology, allowing for ease of development and deployment of applications using the Visual Studio.NET development environment while allowing access to our D3 database as well as the Universe and Unidata databases from IBM.

Training Services

        As part of our sales efforts, we offer training programs to our customers and prospective customers. These programs include classes on basic and advanced skills as well as classes designed to assist customers in the implementation and use of our products.

Technical Support

        Our products are used by our customers to build and deploy applications that may become a critical component of their business operations. As a result, continuing to provide customer technical support services is an important element of our business strategy. Customers who participate in our support programs receive periodic maintenance releases and direct technical support when required.

Sales and Distribution

        In the United States, we sell our products through established distribution channels consisting of system integrators, specialized vertical application software developers and consulting organizations. We also sell our products directly through our sales personnel to large end user organizations.

        Outside the United States, we maintain direct sales offices in the United Kingdom, France and Germany. In addition, we have distributor relationships in over 25 countries. Approximately 29% and 31%, of our revenue came from sales through our offices located outside the United States for the fiscal years ended 2003 and 2002, respectively.

        We sell our products in U.S. Dollars in North America, British Pounds Sterling in the United Kingdom and Euros in Germany and France. Because we recognize revenue and expense in these various currencies but report our financial results in U.S. Dollars, changes in exchange rates may cause variances in our period-to-period revenue and results of operations in future periods. Foreign exchange gains and losses have not been material to our performance to date.

        We license our software on a per-server basis or per-user basis. Therefore, the addition of servers or users to existing systems increases our revenue from our installed base of licenses. In addition to computer software products, we provide continuing maintenance and services to our customers, as well as professional services, technical support and training to help plan, analyze, implement and maintain application software based on our products.

Customers

        Our customers may be classified into two general categories:

  •
  Independent Software Vendors and Software Developers. The majority of our revenue is derived from independent software vendors, which typically write their own vertical application software that they sell as a complete package to end user customers. This category includes value added resellers ("VARs") and software-consulting companies that provide contract programming services to their customers.

  •
  Corporate Information Technology ("IT") Departments. We also derive a significant portion of our revenue from sales to IT departments of large corporations.

        For the three years ended March 31, 2003, 2002 and 2001, no single customer accounted for more than 10% of our revenue.

Research and Development

        We have devoted significant resources to the research and development of products and technology. We believe that our future success will depend in large part on a strong development effort with respect to both our existing and new products. These development efforts have resulted in updates and upgrades to existing MDMS and RAD products and the launch of new products including the XDMS and PDP product lines. We expect to continue our research and development efforts in all product lines for the foreseeable future. We intend for these efforts to improve our operating results and increase cash flow. However, such efforts may not result in additional new products, and we can make no assurances that the recently announced products or future products will be successful.

Competition

        The application development tools software market is rapidly changing and intensely competitive. Our MDMS products encounter competition from several companies including Oracle, Microsoft SQL/Server, IBM DB2, Sybase and IBM Informix. The Omnis line of RAD developer products currently encounters competition from several direct competitors and competing development environments including Microsoft Corporation (Visual Studio and Visual Studio.NET) and JAVA. Competition is developing and evolving in the XML market for which our XDMS products are intended. Companies who do or are expected to compete in this market include Oracle, IBM, Microsoft, Sybase and BEA as well as a number of smaller businesses with products that directly and indirectly compete with our XDMS products. Our new initiatives in the .NET area are subject to significant competition, primarily from Microsoft SQL/Server and Oracle. Most of our competitors have significantly more financial, technical, marketing and other resources than we do. As a result, these competitors may be able to respond more quickly to new or emerging technologies, evolving markets, changes in customer requirements, and may devote greater resources to the development, promotion and sale of their products.

        We believe that our ability to compete in the various MDMS, RAD, XDMS and PDP markets depends on factors both within and outside our control, including the timing, performance and price of new products developed by both us and our competitors. Although we believe that we currently compete favorably with respect to most of these factors, we may not be able to maintain our competitive position against current and potential competitors, especially those with greater resources.

Intellectual Properties and Other Proprietary Rights

        We rely primarily on a combination of trade secret, copyright and trademark laws and contractual provisions to protect our intellectual property and proprietary rights. Our registered trademarks include Raining Data, Pick, D3, Omnis, Omnis Studio, mvEnterprise, mvBase, mvDesigner and our service marks include TigerLogic and PickDBi, among others. We also have two pending U.S. patent applications.

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

Backlog

        We generally ship software products as orders are received and have historically operated with little backlog. As a result, our license revenue in any given quarter is dependent upon orders received and product shipped during the quarter. Traditionally there has been a short cycle between receipt of an order and shipment. Consequently, we do not believe that our backlog as of any particular date is meaningful.

Employees

        At March 31, 2003, we had 150 employees worldwide of which 110 were in the United States and 40 were in our international offices. Of the 150 employees, approximately 45% are in research and development, 20% in technical support, 20% in sales and marketing and 15% in general and administrative functions.

Executive Officers

        The following sets forth certain information regarding our executive officers as of March 31, 2003:

Name	Age	Position(s)
Carlton H. Baab	45	President and Chief Executive Officer
Brian C. Bezdek	32	Chief Financial Officer
Mario I. Barrenechea	42	Senior Vice President, Worldwide Sales and Marketing
Mark Allen	58	Vice President, Worldwide Customer Support & Training
Boris Geller	39	Vice President, Market Development
Gwyneth M. Gibbs	59	Vice President, European Operations
Soheil Raissi	47	Vice President, Product Development & Professional Services

        Mr. Baab joined us as the President and Chief Executive Officer in August 2001. From May 2001 to August 2001, Mr. Baab served as a Managing Principal of Astoria Capital Management, a significant stockholder of ours. In August 2001, Mr. Baab took a formal leave of absence to join us. From March 2000 to April 2001, Mr. Baab was the Vice President of Finance and Chief Financial Officer of Certive, Inc., a web-based small-business services firm. From January 1999 to March 2000, Mr. Baab was the Chief Operating Officer and Chief Financial Officer of RemarQ Communities, Inc., a web-based provider of discussion group services. Mr. Baab served as Chief Financial Officer of The CKS Group ("CKS"), a marketing communications company, from February 1994 through December 1998. In addition, Mr. Baab served as an Executive Vice President and the Secretary of CKS from August 1995 through December 1998 and as CKS's Chief Operating Officer from August 1995 through May 1996. Mr. Baab also served on the Board of Directors of Momentum Business Applications, Inc. (Nasdaq: MMTM), which provided research and development expertise on a contract basis, until Momentum was acquired by PeopleSoft (Nasdaq: PSFT) in April 2002. Mr. Baab also serves on the University of Southern California, School of Engineering Board of Councilors. Mr. Baab holds a B.S. in Electrical Engineering, with honors, from the University of Southern California and an M.B.A. from the Harvard Graduate School of Business Administration.

        Mr. Bezdek has served as our Chief Financial Officer since January 2003 and also serves as Secretary. Mr. Bezdek joined us as Vice President, Finance, Corporate Controller and Secretary in April 2002. From May 1996 to April 2002, Mr. Bezdek held various corporate finance positions, most recently as Vice President of Finance, at Activision Publishing Inc. (Nasdaq: ATVI), a worldwide publisher, developer and distributor of video games and interactive entertainment products. Mr. Bezdek holds a B.S. in Business Administration from Bowling Green State University and is a Certified Public Accountant as well as a Certified Treasury Professional.

        Mr. Barrenechea has served as our Senior Vice President, Worldwide Sales and Marketing since December 2000. Mr. Barrenechea joined us from PickAx where he served in a similar capacity. From 1994 until joining PickAx in 2000, Mr. Barrenechea served in various executive sales and marketing capacities at Informix, Inc., a leading supplier of computer software relational and multidimensional databases. Mr. Barrenechea holds a B.S. in Electrical Engineering from Temple University.

        Mr. Allen joined us as Vice President, Worldwide Customer Support and Training in August 2001. From January 2000 to August 2001, Mr. Allen served as Vice President, Service and Support at Bay Logics, a computer software company. From July 1998 to December 1999, Mr. Allen served as Director, Software Services at SGI (formally Silicon Graphics Computer Systems). In addition, from June 1997 to June 1998, Mr. Allen served as Director, Research and Development at CoCreate Software, Inc. Mr. Allen attended the University of Massachusetts where he majored in Business Administration.

        Mr. Geller has served as our Vice President, Market Development since March 2002. Mr. Geller joined us from Steeleye Technology, Inc., an enterprise reliability and disaster recovery software company, where he served as Vice President, Marketing since May 2000. From February 1999 to May 2000, Mr. Geller served as Senior Director, Marketing and Alliances for BEA Systems (Nasdaq: BEAS), a provider of application infrastructure. From April 1998 to February 1999, Mr. Geller served as Senior Director, Marketing and Business Development for Imparto Software Corp., a web marketing automation software company. Prior to that, Mr. Geller served in a variety of executive and senior management positions in marketing, business development and product development at BMC/BGS (NYSE: BMC), HP/Digital Equipment Corp. (NYSE: HPQ), Legato/Qualix (Nasdaq: LGTO) and other enterprise software companies. Mr. Geller holds a B.S. and a M.S. in Computer Science from Boston University and an M.B.A. from Bentley College.

        Mrs. Gibbs has served as our Vice President, European Operations from our offices in the United Kingdom since December 2000. Mrs. Gibbs served as President and Interim Chief Executive Officer of Omnis, Inc. from October 1998 until our merger with PickAx in December 2000. Mrs. Gibbs joined us in October 1994 and was initially responsible for Research and Development in Europe. Mrs. Gibbs holds a B.S. in Astronomy from the University of London.

        Mr. Raissi has served as our Vice President, Product Development and Professional Services since September 2001. From March 2001 to September 2001, Mr. Raissi performed independent software and management consulting services. From September 2000 to March 2001, Mr. Raissi served as Vice President, Product Development for Equative, Inc., a computer software company providing web-based enterprise resource management applications to medium and larger enterprises. From September 1999 to August 2000, Mr. Raissi served as Vice President, Technical Services for Zland.com, an application service provider supplying hosted web-based applications through the Internet. From February 1996 to September 1999, Mr. Raissi served as the founding President of the Information Technology Group, which provided record and information management and retention scheduling software services to Fortune 1000 companies. Mr. Raissi holds a B.S. in Computer Science from California State University, Dominguez Hills and a B.A. in Literature from Pars University in Tehran, Iran.

Item 2. Description of Property

        Following our acquisition of PickAx, we relocated our headquarters from San Carlos, California, to Irvine, California, where we currently lease approximately 44,750 square feet of office space in two buildings pursuant to a lease that expires in November 2005 and that provides for a base monthly rent of approximately $69,000. The facility accommodates engineering, technical support, sales, marketing, and general administration. We sub-lease one of the two buildings representing approximately 13,000 square feet to Marvin Engineering Company, an unrelated third party. The sublease also has a November 2005 expiration date.

        We own a three-story building consisting of approximately 5,900 total square feet located on approximately six acres of land in Suffolk, England. The facility houses engineers, marketing, and technical support.

        We also lease three sales and support offices in Europe.

Item 3. Legal Proceedings

        We are subject from time to time to litigation, claims and suits arising in the ordinary course of business. As of March 31, 2003, we were not a party to any material litigation, claim or suit.

Item 4. Submission of Matters to a Vote of Security Holders

        No matters were submitted to a vote of our stockholders during the fourth quarter of the fiscal year ended March 31, 2003.

PART II

Item 5. Market for Common Equity and Related Stockholder Matters

Market Information

        Our common stock is traded on the Nasdaq SmallCap Market under the symbol "RDTA".

        The following table sets forth the high and low closing prices for our common stock for fiscal years 2002 and 2003:

	High	Low
Fiscal Year 2002
First Quarter	$6.00	$5.00
Second Quarter	$5.60	$1.55
Third Quarter	$5.70	$1.43
Fourth Quarter	$3.63	$2.10
	High	Low
Fiscal Year 2003
First Quarter	$3.40	$1.45
Second Quarter	$1.55	$0.70
Third Quarter	$3.30	$0.75
Fourth Quar ter	$2.15	$1.50

        On March 31, 2003, the closing price for our common stock on the Nasdaq SmallCap Market was $1.50 and there were approximately 150 holders of record of our common stock.

Dividends

        We have never declared or paid dividends on our common stock. We intend to retain earnings, if any, for the operation and expansion of our business, and therefore do not anticipate paying any cash dividends in the foreseeable future.

Recent Sales of Unregistered Securities

        On January 30, 2003, we entered into a Note Exchange Agreement with Astoria to replace the existing Secured Promissory Note dated November 30, 2000, as amended, held by Astoria. Pursuant to the terms of the Note Exchange Agreement, we issued to Astoria a Convertible Subordinated Note having a principal amount of approximately $22 million, which principal amount is equal to the outstanding principal and accrued interest payable on the Secured Promissory Note as of the date of the agreement. The Convertible Subordinated Note is convertible into Common Stock at a price of $5.00 per share. We have reserved for issuance the Common Stock issuable upon conversion of the Convertible Subordinated Note.

        The issuance of the Convertible Subordinated Note (including the shares of Common Stock issuable upon conversion thereof) was exempt from registration under Section 4(2) and Regulation D of the Securities Act of 1933, as amended. We did not offer the securities through any general solicitation, and the purchaser represented its intention to acquire the securities for investment only and not with a view to or for sale in connection with any distribution thereof. The purchaser of the securities in the transaction had adequate access to information about us.

Item 6. Management's Discussion and Analysis

        This Form 10-KSB contains forward-looking statements within the meaning of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended. Such statements include our expectations, hopes, and intentions regarding the future, including but not limited to statements regarding our strategy, competition, development plans (including anticipated cost, timing and eventual acceptance of new products and services by the market), financing, revenue, and operations. Forward-looking statements involve certain risks and uncertainties, and actual results may differ materially from those discussed in any such statement. Factors that could cause actual results to differ materially from such forward-looking statements include the risks described in the "Risk Factor" section and elsewhere in this Form 10-KSB. All forward-looking statements in this document are made as of the date hereof, based on information available to us as of the date hereof, and we assume no obligation to update any forward-looking statement.

        This discussion and analysis of the financial statements and results of operations should be read in conjunction with our audited Consolidated Financial Statements, including the related notes thereto, contained elsewhere in this Form 10-KSB.

Critical Accounting Policies and Estimates

        The discussion and analysis of our financial condition and results of operations is based on our consolidated financial statements, which have been prepared in accordance with accounting principles generally accepted in the United States of America. The preparation of these financial statements requires management to make estimates and judgments that affect the reported amounts of assets, liabilities, revenue and expenses and disclosure of contingent liabilities.

        On an on-going basis, we evaluate our estimates, including those related to revenue recognition and accounting for intangible assets and goodwill. We base our estimates on historical experience and on various other assumptions that we believe to be reasonable under the circumstances. Actual results may differ from these estimates under different assumptions or conditions.

        We have identified the accounting policies below as the policies critical to our business operations and the understanding of our results of operations. We believe the following critical accounting policies and the related judgments and estimates affect the preparation of our consolidated financial statements:

        REVENUE RECOGNITION.    We recognize and defer revenue using the residual method pursuant to the requirements of Statement of Position No. 97-2, "Software Revenue Recognition." (SOP 97-2), as amended by Statement of Position No. 98-9, "Modification of SOP 97-2, Software Revenue Recognition with Respect to Certain Arrangements." Under the residual method, revenue is recognized in a multiple element arrangement when company-specific objective evidence of fair value exists for all of the undelivered elements in the arrangement, but does not exist for one or more of the delivered elements in the arrangement. At the outset of the arrangement with the customer, we defer revenue for the fair value of our undelivered elements (e.g., contract revenue amount for maintenance) based on company-specific objective evidence of the amount such items are sold to our customers by themselves and recognize revenue for the remainder of the arrangement fee attributable to the elements initially delivered in the arrangement (e.g., software license) when the basic criteria in SOP 97-2 have been met.

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

        Professional services, maintenance and other revenue relate primarily to consulting services, maintenance and training. Maintenance revenue is initially deferred and then recognized ratably over the term of the maintenance contract, typically 12 months. Consulting and training revenue is recognized as the services are performed and is usually calculated on a time and materials basis. Such services primarily consist of implementation services related to the installation of our products and do not include significant customization to or development of the underlying software code. We do not have price protection programs, conditional acceptance agreements or warranty programs, and sales of our products are made without right of return.

        INTANGIBLE ASSETS AND GOODWILL.    We assess the impairment of identifiable intangibles, long-lived assets and goodwill whenever events or changes in circumstances indicate that the carrying value may not be recoverable. Factors we consider to be important which could trigger an impairment review include the following:

  •
  Significant underperformance relative to expected historical or projected future operating results;

  •
  Timing of our revenue, significant changes in the manner of use of the acquired assets or the strategy for the overall business;

  •
  Significant negative industry or economic trends;

  •
  Significant decline in our stock price for a sustained period; and

  •
  Our market capitalization relative to net book value.

        When we determine that the carrying value of intangibles and other long-lived assets may not be recoverable based upon the existence of one or more of the above indicators of impairment and the carrying value of the asset cannot be recovered from projected undiscounted cash flows, we measure any impairment based on a projected discounted cash flow method using a discount rate determined by our management to be commensurate with the risk inherent in the current business model. Significant management judgment is required in determining whether an indicator of impairment exists and projecting cash flows.

        Following the adoption of SFAS No. 142, "Goodwill and Other Intangible Assets," we updated our policy for assessing and determining impairment of goodwill. The SFAS No. 142 goodwill impairment model is a two-step process. The first step is used to identify potential impairment by comparing the fair value of a reporting unit with its net book value (or carrying amount), including goodwill. If the fair value exceeds the carrying amount, goodwill of the reporting unit is considered not impaired and the second step of the impairment test is unnecessary. If the carrying amount of a reporting unit exceeds its fair value, the second step of the goodwill impairment test is performed to measure the amount of impairment loss, if any. The second step of the goodwill impairment test compares the implied fair value of the reporting unit's goodwill with the carrying amount of that goodwill. If the carrying amount of the reporting unit's goodwill exceeds the implied fair value of that goodwill, an impairment loss is recognized in an amount equal to that excess. The implied fair value of goodwill is determined in the same manner as the amount of goodwill recognized in a business combination. That is, the fair value of the reporting unit is allocated to all of the assets and liabilities of that unit (including any unrecognized intangible assets) as if the reporting unit had been acquired in a business combination and the fair value of the reporting unit was the purchase price paid to acquire the reporting unit.

        Determining the fair value of a reporting unit under the first step of the goodwill impairment test and determining the fair value of individual assets and liabilities of a reporting unit (including unrecognized intangible assets) under the second step of the goodwill impairment test is judgmental in nature and often involves the use of significant estimates and assumptions. These estimates and assumptions could have a significant impact on whether or not an impairment charge is recognized and the magnitude of any such charge. Estimates of fair value are primarily determined using discounted cash flows and are based on our best estimate of future revenue and operating costs and general market conditions. These estimates are subject to review and approval by management. This approach uses significant assumptions, including projected future cash flows (including timing), the discount rate reflecting the risk inherent in future cash flows, and a terminal growth rate.

Results of Operations

        Effective December 1, 2000, we completed the acquisition of PickAx. The results for the years ended March 31, 2003 and 2002 each include a full year of combined operations. The results of operations for the fiscal year ended March 31, 2001 differ materially because they contain only four months of combined operations. Consequently, the results of the year ended March 31, 2001 are not directly comparable to these periods or future periods.

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

	Twelve Months Ended
	March 31, 2003	March 31, 2002	March 31, 2001
Net Revenue
License	47%	51%	69%
Service	53%	49%	31%

Total Net Revenue	100%	100%	100%
Cost of Sales
Cost of License Revenue (as a % of License Revenue)	4%	4%	5%
Cost of Service Revenue (as a % of Service Revenue)	17%	26%	48%
Gross Margin on License Revenue	96%	96%	95%
Gross Margin on Service Revenue	83%	74%	52%
Operating Expenses
Selling and Marketing	21%	32%	60%
Research and Development	29%	29%	42%
General and Administrative	26%	36%	45%
Stock-based Compensation	2%	6%	19%
Amortization of Goodwill and Intangible Assets	12%	67%	45%
Total Costs and Expenses	100%	184%	233%
Operating Loss	(0)%	(84)%	(133)%
Other Expense, net	(16)%	(22)%	(19)%
Net Loss	(16)%	(106)%	(152)%

REVENUE

        NET REVENUE.    Our revenue is derived principally from two sources: fees from software licensing and fees for services, including consulting, training, maintenance and technical support. Total net revenue increased 9% to $21.0 million for the year ended March 31, 2003 from $19.3 million for the prior fiscal year. Total net revenue increased 113% to $19.3 million in the fiscal year ended March 31, 2002 from $9.0 million in the fiscal year ended March 31, 2001. For the years ended March 31, 2003 and 2002, license revenue remained stable at $9.9 million while services revenue increased 18% to $11.1 million from $9.4 million. License revenue increased 60% to $9.9 million in the fiscal year ended March 31, 2002 from $6.2 million in fiscal year ended March 31, 2001 and service revenue increased 230% to $9.4 million in the fiscal year ended March 31, 2002 from $2.8 million in the fiscal year ended March 31, 2001. The increase in revenue during the year ended March 31, 2003 was in part due to price increases initiated during the year as well as a focused strategy to increase the number of customers under support contracts. In addition, we released updates and upgrades to many products and product lines, which also served to increase revenue. The increase in revenue during the year ended March 31, 2002 was the result of the prior year not including a full year of combined operations.

        We view the MDMS and RAD markets in which we operate to be relatively stable and consistent from period to period and anticipate that our revenue on an annual basis from those markets will remain stable for the foreseeable future. Fluctuations in revenue between quarters or year to year are primarily the result of changes in the mix of software licensing and service fees as well as order timing and customer order patterns. We do not view the changes in year-to-year revenue to be representative of market trends; however, we have experienced an increased mix of service revenue in recent quarters. In the longer term, we expect that the MDMS and RAD markets will eventually contract as customers adopt newer technologies.

        In December 2002, we announced the developer release of our first XDMS product followed by the release of the production version 1.1 in May 2003. In February 2003, we announced our PDP products to support the .NET development environment, which we began selling in limited release in May 2003. We can make no assurances as to the market acceptance or the ability for these new product lines to generate additional revenue. While we are committed to research and development efforts that are intended to allow us to penetrate new markets and generate new sources of revenue, such efforts may not result in additional products and any new products may not achieve market acceptance. In addition, our ability to continue our research and development efforts at anticipated levels is subject to the availability of adequate liquidity and other risks described below.

COST OF REVENUE

        COST OF LICENSE REVENUE.    Cost of license revenue is comprised of direct costs associated with software license sales including software packaging, documentation and physical media costs. Total cost of license revenue decreased 8% to $351,000 for the year ended March 31, 2003 from $383,000 in the prior fiscal year. As a percentage of license revenue, cost of license revenue remained stable at 4% for the years ended March 31, 2003 and 2002. The decrease in cost of license revenue in absolute dollars was due to management's streamlining of operations and overhead cost reductions. We anticipate that the cost of license revenue, as a percentage of license revenue, will remain relatively stable in future periods now that the cost reduction efforts have been implemented. Cost of license revenue as a percentage of license revenue decreased to 4% in the fiscal year ended March 31, 2002 from 5%, or $0.3 million, for the prior year. The decrease in cost of license revenue as a percentage of license revenue was due to the redesigned packaging and documentation of the former PickAx products.

        COST OF SERVICE REVENUE.    Cost of service revenue includes consulting, technical support and training, all of which consist primarily of personnel related costs. Total cost of service revenue decreased 25% to $1.9 million for the year ended March 31, 2003 from $2.5 million in the prior year. At the same time, cost of service revenue decreased to 17% of service revenue for the year ended March 31, 2003 from 26% of service revenue in the prior fiscal year. Cost of service revenue as a percentage of net service revenue decreased to 26% in the fiscal year ended March 31, 2002 from 48%, or $1.4 million, in the fiscal year ended March 31, 2001. The decrease in cost of service revenue as a percentage of service revenue was primarily due to management's streamlining of operations and overhead cost reductions. We anticipate that the cost of service revenue, as a percentage of service revenue, will remain relatively stable in future periods now that the cost reduction efforts have been implemented.

OPERATING EXPENSES

        SELLING AND MARKETING.    Selling and marketing expense consists of salaries, benefits, sales commissions, travel, information technology and overhead costs for our sales and marketing personnel. Selling and marketing expense decreased 28% to $4.4 million for the year ended March 31, 2003 from $6.1 million in the prior fiscal year. Sales and marketing expense decreased to 21% of total net revenue for the year ended March 31, 2003 from 32% of total revenue for the prior fiscal year. Selling and marketing expense increased 9% to $6.1 million in the fiscal year ended March 31, 2002 from $5.6 million in the fiscal year ended March 31, 2001, representing 32% and 62% of total net revenue during the periods, respectively. The decrease in selling and marketing expense for the year ended March 31, 2003 was primarily due to management's streamlining of our sales force and marketing efforts and overhead cost reductions. We anticipate that selling and marketing costs related to the MDMS and RAD product sales will remain relatively stable in future periods now that the cost reduction efforts have been implemented. However, if our research and development efforts, including the announced release of our XDMS and PDP products, are successful and new products or services are created, we would anticipate increased sales and marketing expense to promote those new products in future periods.

        RESEARCH AND DEVELOPMENT.    Research and development expense consists primarily of salaries and other personnel-related expenses for engineering personnel, overhead costs and costs of contractors. Research and development expense increased 8% to $6.0 million for the year ended March 31, 2003 from $5.6 million for the year ended March 31, 2002. Research and development expense remained consistent at 29% of total revenue for the years ended March 31, 2003 and 2002, respectively. Research and development expense increased 42% to $5.6 million in the fiscal year ended March 31, 2002 from $3.9 million in the fiscal year ended March 31, 2001, representing 28% and 43% of total net revenue during the periods, respectively. Since the start of fiscal year 2002, we have changed the mix of our research and development efforts to include technologies, markets and products outside of our historical market, specifically XML-based Internet infrastructure products, and we announced in December 2002 the release of our first XDMS product that resulted from these efforts with the production release announced in May 2003. Additionally, we announced our PDP product line for the support of the .Net development environment in February 2003. We are committed to our research and development efforts and expect research and development expense in absolute dollars to remain stable in future periods or increase if liquidity improves and management believes that additional spending is warranted. Such efforts may not result in additional new products and any new products, including the announced XDMS and PDP products, may not generate sufficient revenue, if any, to offset the research and development expense.

        GENERAL AND ADMINISTRATIVE.    General and administrative expense includes costs associated with our finance, human resources, legal and other administrative functions. These costs consist principally of salaries and other personnel-related expenses, professional fees, provision for doubtful accounts, equipment depreciation, audit fees, legal fees, legal settlement costs and overhead costs. General and administrative expense decreased 21% to $5.5 million for the year ended March 31, 2003 from $6.9 million in the prior fiscal year. General and administrative expense decreased to 26% of total revenue for the year ended March 31, 2003 from 36% of total revenue for the year ended March 31, 2002. This decrease in general and administrative spending is a result of continued cost controls and the elimination of non-recurring costs incurred in the prior fiscal year as described below. General and administrative expense increased 64% to $6.9 million in the fiscal year ended March 31, 2002 from $4.2 million in the fiscal year ended March 31, 2001. General and administrative expense represented approximately 36% of total net revenue in the fiscal year ended March 31, 2002 and 47% of total net revenue in the fiscal year ended March 31, 2001. During Fiscal 2002, we underwent significant changes in our management. As a result, we incurred costs related to severance for terminated employees of approximately $1.0 million. In addition we incurred costs associated with the restatement of our financial statements of approximately $500,000 and costs associated with the settlement of various litigation matters, which exceeded $1.5 million. These costs resulted in increased general and administrative costs in the periods during which they were incurred. We anticipate that general and administrative costs, in absolute dollars, will remain relatively stable in future periods now that cost reduction efforts have been implemented and all material litigation has been settled.

        STOCK-BASED COMPENSATION.    Stock-based compensation expense decreased 72% to $0.4 million for the year ended March 31, 2003 from $1.2 million for the year ended March 31, 2002. Stock-based compensation expense decreased to 2% of total revenue for the year ended March 31, 2003 from 6% of total revenue for the prior fiscal year. Stock-based compensation decreased to $1.2 million in the fiscal year ended March 31, 2002, from $1.8 million, or 19% of net revenue, in the fiscal year ended March 31, 2001. The decrease in stock-based compensation is attributable primarily to cancellations of options for terminated employees, options reaching the end of their vesting periods, no new options being granted with an exercise price below fair value at the date of grant, and fewer options granted to non-employees. We do not anticipate any significant increases in stock-based compensation expense in future periods and further reductions are likely as existing options vest.

        AMORTIZATION OF GOODWILL AND INTANGIBLE ASSETS.    Amortization of intangible assets of $2.6 million was recorded for the year ended March 31, 2003 as compared to amortization of goodwill and intangible assets of $12.8 million and $4.2 million for the years ended March 31, 2002 and 2001, respectively. The decrease in fiscal 2003 is a result of our adoption of SFAS 142. Under SFAS 142, intangible assets with indefinite lives such as goodwill are not amortized; however, these assets are tested annually for impairment. We continue to amortize identifiable intangible assets in accordance with their determined useful life, estimated at four years. See Note 2 of the Notes to the Consolidated Financial Statements for discussion of our adoption of SFAS 142. The increase in amortization during the year ended March 31, 2002 is due to a full year of amortization as compared to only four months of amortization for the year ended March 31, 2001.

OPERATING LOSS

        OPERATING LOSS.    We recorded near break-even operating results of a negative $27,000 for the year ended March 31, 2003 compared to operating losses of $16.3 million and $12.4 million for the years ended March 31, 2002 and 2001, respectively.

        OTHER INCOME (EXPENSE).    Other expense is primarily comprised of net interest expense and, to a much lesser extent, gains and losses on foreign currency transactions. Other expense was $3.4 million, $4.2 million and $1.8 million for the years ended March 31, 2003, 2002 and 2001, respectively. With the reduction of the interest rate as a result of the restructuring of our debt in January 2003, we expect a reduction in interest expense in future periods. We recorded a slight foreign exchange gain of less than $0.1 million for the year ended March 31, 2003 as compared to foreign exchange losses of $0.3 million for each of the years ended March 31, 2002 and 2001.

NET LOSS

        The net loss for the year ended March 31, 2003 was $3.4 million, or $0.19 per share, as compared to net losses of $20.4 million and $14.2 million, or $1.23 and $1.21 per share, for the years ended March 31, 2002 and 2001, respectively.

Liquidity and Capital Resources

        In connection with the acquisition of PickAx, we assumed a Secured Promissory Note due to Astoria dated November 30, 2000 in the amount of $18,525,417. In January 2003, we entered into a Note Exchange Agreement with Astoria to replace the existing Secured Promissory Note, as amended, with a Convertible Subordinated Note. Under the terms of the Exchange Agreement, we issued to Astoria a Convertible Subordinated Note having a principal amount of $22.1 million, which principal amount was equal to the outstanding principal and accrued interest payable on the Secured Promissory Note as of the date of the Exchange Agreement. The Convertible Subordinated Note is convertible into common stock at a price of $5.00 per share. The Convertible Subordinated Note matures May 30, 2008, extending the May 30, 2003 maturity date of the Secured Promissory Note, and the interest rate is 5% per annum as compared to an interest rate of 10% per annum under the Secured Promissory Note. The interest is payable quarterly at our option in cash or through increases to the outstanding principal of the Convertible Subordinated Note. For the period ended March 31, 2003, we issued a payment in kind ("PIK") note to Astoria for the accrued interest due. For the foreseeable future, we expect to issue additional PIK notes to Astoria, in lieu of cash payments for the interest due under the Convertible Note. Unlike the Secured Promissory Note, the Convertible Subordinated Note is not secured by our assets.

        In addition to holding the Convertible Subordinated Note, Astoria is a major stockholder of ours, holding all of our preferred stock and a majority of the outstanding common stock. Richard W. Koe, a member of our Board of Directors, serves as the Managing General Partner for Astoria. Carlton H. Baab, our President and Chief Executive Officer, served as a Managing Principal of Astoria until taking a formal leave of absence to join us in August 2001. Mr. Baab is an employee of Astoria Capital Management, which is a general partner of Astoria. Gerald F. Chew, a member of our Board of Directors, is the cousin of Mr. Koe. See "Related Party Transactions" for a discussion of transactions with related and certain other parties.

        At March 31, 2003, we had $5.3 million in cash. We believe that our cash flow from operating activities will be sufficient to meet our operating and capital expenditure requirements for the remainder of the fiscal year ending March 31, 2004 and through the foreseeable future. We are committed to research and development efforts that are intended to allow us to penetrate new markets and generate new sources of revenue and improve operating results. However, our research and development efforts have required, and will continue to require, cash outlays without the immediate or short-term receipt of related revenue. Our ability to service our long-term debt and meet our expenditure requirements is dependent upon our future financial performance, which will be affected by, among other things, prevailing economic conditions, our ability to penetrate new markets and attract new customers, market acceptance of our new and existing products and services, the success of research and development efforts and other factors beyond our control.

        If our future financial performance improves, we may seek to take advantage of opportunities in the equity and capital markets to raise additional funds for operating needs or to pay down our debt to Astoria. Under the terms of the Convertible Subordinated Note, we are not permitted to redeem the Note until January 2005. If we fail to generate enough cash to pay down our debt to Astoria prior to the maturity date of May 30, 2008, the Convertible Subordinated Note may convert into common stock and our stockholders may experience substantial dilution.

        Given the subordinated nature of the Convertible Subordinated Note, we may seek to obtain a bank line of credit for operating expense purposes. No assurance can be given that additional financing will be available or that, if available, such financing will be on terms favorable to us.

        In July 2002, we settled all claims with General Automation, Inc., dba GA eXpress ("General Automation"), for the sum of $2,000,000. We paid $1,000,000 of this amount concurrently with the signing of the Settlement Agreement and Mutual Release (the "Settlement Agreement") in July 2002; $400,000 was paid in December 2002; and the remaining $600,000 is payable in June 2003 (the "Installment Payment"). The Installment Payment will be due and payable in full immediately if: (i) we make an assignment for the benefit of creditors or apply for or consent to the appointment of a receiver, trustee or similar officer, and such appointment is not discharged within 30 days after such appointment; (ii) any bankruptcy, insolvency, reorganization liquidation or other proceeding is instituted by or against us, and is not discharged within 30 days after such institution; (iii) we assign or purport to assign our rights or obligations under the Settlement Agreement; (iv) we merge, consolidate or sell all or substantially all of our assets; or (v) we dissolve or cease active conduct of our business.

        We had no material commitments for capital expenditures at March 31, 2003.

        We had net cash provided by operating activities of $0.9 million and a negative $35,000 for the years ended March 31, 2003 and 2002, respectively. During the year ended March 31, 2003, we had a net reduction in accounts payable and accrued liabilities of $1.0 million, which included the $1.4 million paid to General Automation as well as payments related to other legal settlements previously disclosed in our filings and charges related to the restatement of our financial statements. Included in the change in Accrued Liabilities is $1.8 million of Accrued Interest payable to Astoria, which was included in the Convertible Subordinated Note Payable and PIK Note issued to Astoria.

        Net cash used for investing activities of $0.3 million and $0.1 million for the years ended March 31, 2002 and 2002, respectively, consists of purchases of property, furniture and equipment, primarily related to computer and other hardware used by us in our product development efforts as well as ordinary operations. For the year ended March 31, 2003, we had also purchased software for inclusion in the sale of certain of our products.

        We had earnings before interest, taxes, depreciation and amortization (EBITDA) of $3.3 million, or 16% of total net revenue, and negative EBITDA of $1.6 million, or negative 8% of total net revenue for the years ended March 31, 2003 and 2002, respectively. The improvement in EBITDA was primarily due to management's streamlining of operations and cost reductions, which began in the second half of the fiscal year ended March 31, 2002. EBITDA is defined as operating income (loss) with an add-back for depreciation, goodwill and non-goodwill amortization, and non-cash stock-based compensation expense.

RAINING DATA CORPORATION AND SUBSIDIARIES
RECONCILIATION OF EBITDA TO OPERATING LOSS
(Unaudited)

	For the year ended March 31,
In $000's
	2003	2002
Reported operating loss	$(27)	$(16,266)
Depreciation and non-goodwill amortization	404	616
Stock-based compensation	351	1,247
Goodwill and intangible amortization	2,600	12,821

EBITDA	$3,328	$(1,582)

        EBITDA does not represent funds available for management's discretionary use and is not intended to represent cash flow from operations. EBITDA should not be construed as a substitute for operating income or as a better measure of liquidity than cash flow from operating activities, which is determined in accordance with generally accepted accounting principles ("GAAP"). EBITDA excludes components that are significant in understanding and assessing our results of operations and cash flows. In addition, EBITDA is not a term defined by GAAP and as a result our measure of EBITDA might not be comparable to similarly titled measures used by other companies.

        However, we believe that EBITDA is relevant and useful information, which is often reported and widely used by analysts, investors and other interested parties in our industry. Accordingly, we are disclosing this information to permit a more comprehensive analysis of our operating performance, to provide an additional measure of performance and liquidity and to provide additional information with respect to our ability to meet future debt service, capital expenditure and working capital requirements. See the Consolidated Financial Statements and notes thereto contained elsewhere in this report for more information.

        Our EBITDA financial information is also comparable to cash provided by (used for) operating activities. The table below reconciles EBITDA to the GAAP disclosure of net cash used in operating activities:

RAINING DATA CORPORATION AND SUBSIDIARIES
RECONCILIATION OF EBITDA TO NET CASH PROVIDED BY (USED FOR) OPERATING ACTIVITIES
(Unaudited)

	For the year ended March 31,
In $000's
	2003	2002
Net cash provided by (used for) operating activities	$889	$(35)
Interest expense, net	3,409	3,887
Other income, net	(575)	272
Provision for taxes	30	—
Change in accounts receivable	329	(927)
Change in other assets	115	(283)
Change in accounts payable and accrued liabilities	1,551	(1,141)
Change in deferred revenue	(898)	(915)
Note discount amortization	(1,609)	(2,321)
Common stock exchanged for incomplete software	—	(119)
Foreign exchange effect	87	—

EBITDA	$3,328	$(1,582)

RECENTLY ISSUED ACCOUNTING STANDARDS

        In June 2001, the FASB issued SFAS No. 143, "Accounting for Asset Retirement Obligations" ("SFAS No. 143"). SFAS No. 143 requires us to record the fair value of an asset retirement obligation as a liability in the period in which we incur a legal obligation associated with the retirement of tangible long-lived assets that result from the acquisition, construction, development and/or normal use of the assets. We also record a corresponding asset, which is depreciated over the life of the asset. Subsequent to the initial measurement of the asset retirement obligation, the obligation will be adjusted at the end of each period to reflect the passage of time and changes in the estimated future cash flows underlying the obligation. We adopted SFAS No. 143 on April 1, 2003. The adoption has not and is not expected to have a material effect on our current or future financial condition or results of operations.

        In April 2002, the FASB issued SFAS No. 145, "Rescission of the FASB Statements No. 4, 44 and 64, Amendment of FASB Statement No. 13, and Technical Corrections" ("SFAS No. 145"). SFAS No. 145 eliminates the requirement to classify gains and losses from the extinguishment of indebtedness as extraordinary, requires certain lease modifications to be treated the same as a sale-leaseback transaction, and makes other non-substantive technical corrections to existing pronouncements. SFAS No. 145 is effective for fiscal years beginning after May 15, 2002. We expect the only future impact, if any, of SFAS No. 145 to be the reclassification of extraordinary gains and losses from debt extinguishments to interest expense and income taxes if such losses are incurred.

        On January 17, 2003, the FASB issued FASB Financial Interpretation No. 46, "Consolidation of Variable Interest Entities," which requires extensive disclosures and will require companies to evaluate variable interest entities created after January 31, 2003 and existing entities to determine whether to apply the Interpretation's consolidation approach to them. Companies must apply the Interpretation to entities with which they are involved if the entity's equity has specified characteristics. If it is reasonably possible that a company will have a significant variable interest in a variable interest entity at the date the Interpretation's consolidation requirements become effective, the company must disclose the nature, purpose, size and activities of the variable interest entity and the consolidated enterprise's maximum exposure to loss resulting from its involvement with the variable interest entity in all financial statements issued after January 31, 2003 regardless of when the variable interest entity was created. Since we have no interest in any variable interest entity, we believe that the adoption of this interpretation will not have a material impact on our consolidated financial position or results of operations.

        The Emerging Issues Task Force "EITF" recently reached a consensus for EITF 00-21, "Revenue Arrangements with Multiple Deliverables." EITF 00-21 provides accounting guidance for allocation of revenue where delivery or performance of products, services or performance may occur at different points in time or over different periods of time. Companies are required to adopt this consensus for fiscal periods beginning after June 15, 2003. We believe the adoption of EITF 00-21 will not have a material impact on our financial position, results of operations, or liquidity.

        In May 2003, the FASB issued SFAS No. 150, "Accounting for Certain Financial Instruments with Characteristics of both Liabilities and Equity" ("SFAS No. 150"). SFAS No. 150 establishes standards for how an issuer classifies and measures certain financial instruments with characteristics of both liabilities and equity. It requires that an issuer classify a financial instrument that is within its scope as a liability (or an asset in some circumstances). Many of those instruments were previously classified as equity. This statement is effective for financial instruments entered into or modified after May 31, 2003, and otherwise is effective for our fiscal quarter beginning July 1, 2003. For financial instruments created before the issuance date of this Statement and still existing at the beginning of the interim period of adoption, transition shall be achieved by reporting the cumulative effect of a change in accounting principle by initially measuring the financial instruments at fair value or other measurement attribute required by this statement. We believe the adoption of SFAS No. 150 will not have a material impact on our consolidated financial position or results of operations.

Risk Factors

        We operate in a rapidly changing environment that involves numerous risks and uncertainties. The following section lists some, but not all, of these risks and uncertainties that may have a material adverse effect on our business, financial condition and results of operation.

IF WE DO NOT DEVELOP NEW PRODUCTS AND ENHANCE EXISTING PRODUCTS TO KEEP PACE WITH RAPIDLY CHANGING TECHNOLOGY AND INDUSTRY STANDARDS, OUR REVENUE MAY DECLINE.

        We have devoted significant resources to the research and development of products and technology. We believe that our future success will depend in large part on a strong research and development effort with respect to both our existing and new products. Since April 2001, we have changed the mix of our research and development efforts to include technologies, markets and products outside of our historical market, specifically XML-based Internet infrastructure products. In December 2002, we announced the developer release of our first XDMS product, which resulted from these development efforts. We then announced the production release 1.1 in May 2003. Additionally, in February 2003, we announced support of the Microsoft .NET framework with the pending release of the Pick Data Provider for .NET, which we began selling in limited release in May 2003. While we intend for these efforts to improve our operating results and increase cash flow, such efforts may not result in new products or any new products that do result may not be successful. The development of new or enhanced software products is a complex and uncertain process requiring high levels of innovation from the designers as well as accurate anticipation of customer and technical trends by the marketing staff. In developing new products and services, we may fail to develop and market products that respond to technological changes or evolving industry standards in a timely or cost-effective manner, or experience difficulties that could delay or prevent the successful development, introduction and marketing of these new products. The development and introduction of new or enhanced products also require us to manage the transition from older products in order to minimize disruptions in customer ordering patterns and to ensure that adequate supplies of new products can be delivered to meet customer demand. Failure to develop and introduce new products, or enhancements to existing products, in a timely manner in response to changing market conditions or customer requirements, or lack of customer acceptance of our products, will materially and adversely affect our business, results of operations and financial condition.

THE CONCENTRATION OF OUR STOCK OWNERSHIP AND THE DEBT OWED TO PRINCIPAL STOCKHOLDERS GIVE CERTAIN STOCKHOLDERS SIGNIFICANT CONTROL OVER OUR BUSINESS.

        As of March 31, 2003, Astoria and Rockport Group, LP ("Rockport") together beneficially owned approximately 76% of our outstanding common stock. As of such date, Astoria also owned all of our outstanding preferred stock. In addition, as of March 31, 2003, we had issued a Convertible Subordinated Note to Astoria, which had a balance of approximately $22.3 million in principal and accrued interest maturing May 30, 2008. Richard W. Koe, a member of our Board of Directors, serves as the Managing General Partner for Astoria. Carlton H. Baab, our President and Chief Executive Officer, served as a Managing Principal of Astoria until taking a formal leave of absence to join us in August 2001. Mr. Baab is an employee of Astoria Capital Management, which is a general partner of Astoria. Mr. Wagner, a member of our Board of Directors, is the Managing Director of Rockport. This concentration of stock ownership, together with the outstanding debt, would allow Rockport and Astoria, acting together, to block any actions that require approval of our stockholders, including the election of the Board of Directors and the approval of significant corporate transactions. Also, Rockport and Astoria, acting together, could approve certain corporate actions without the consent of the other stockholders. Moreover, this concentration of ownership may delay or prevent a change in control.

BECAUSE THE MARKET FOR OUR MDMS AND RAD PRODUCTS IS RELATIVELY STABLE, OUR REVENUE MAY DECLINE IF WE CANNOT MAINTAIN OUR SALES TO EXISTING CUSTOMERS OR GENERATE SALES TO NEW CUSTOMERS.

        We believe that the MDMS and RAD markets in which we currently operate are relatively stable and consistent from period to period. As a result, to grow our revenue in these markets, we will need to maintain our sales to existing customers and to generate sales to new customers, including corporate development teams, commercial application developers, system integrators, independent software vendors and independent consultants. If we fail to attract new customers, or if we lose our customers to competitors, our revenue may decline. In the longer term, it is expected that the MDMS and RAD markets will eventually contract as customers adopt newer technologies.

IF WE FAIL TO INCREASE REVENUE OR IMPROVE OUR OPERATING RESULTS, WE MAY NOT BE ABLE TO REPAY OUR DEBT TO ASTORIA OR TO ACQUIRE ADDITIONAL FUNDS THROUGH THE CAPITAL MARKETS FOR OPERATING NEEDS.

        We believe that our cash flow from operating activities will be sufficient to meet our operating and capital expenditure requirements through the fiscal year ending March 31, 2004 and the foreseeable future. Our ability to meet our expenditures and service our debt obligations is dependent upon our future financial performance, which will be affected by, among other things, prevailing economic conditions, our ability to penetrate new markets and attract new customers, market acceptance of our new and existing products and services, the success of research and development efforts and other factors beyond our control. As described above, in January 2003, we entered into the Exchange Agreement with Astoria to replace the existing Secured Promissory Note due May 2003 with a Convertible Subordinated Note due May 2008. The Convertible Subordinated Note bears interest at 5% per annum and is convertible into common stock at a price of $5.00 per share. If we are unable to penetrate new markets, generate new sources of revenue or otherwise improve our operating results, we may be unable to pay down our debt to Astoria or to access opportunities in the equity and capital markets to raise additional funds for operating needs. Given the subordinated nature of the Convertible Subordinated Note, we may seek to obtain a bank line of credit for operating purposes. However, no assurance can be given that additional financing will be available or that, if available, such financing will be on terms favorable to us.

IF THE REGISTRATION RIGHTS HELD BY ASTORIA AND OTHER SECURITIES HOLDERS ARE EXERCISED, OR THESE SECURITIES HOLDERS SELL A SUBSTANTIAL AMOUNT OF RESTRICTED SECURITIES IN THE OPEN MARKET, OUR STOCK PRICE MAY DECLINE.

        As of March 31, 2003, we had 17,946,842 shares outstanding, of which approximately 10,700,000 shares were restricted securities held by Astoria and other holders. Restricted securities may be sold in the public market only if they are registered or if they qualify for an exemption from registration promulgated under the Securities Act. At present, a substantial amount of our outstanding restricted securities are either entitled to registration rights or eligible for public sale under Rule 144, subject to volume limitations and other requirements of Rule 144. If Astoria or other holders decide to exercise their demand registration rights, we would incur costs and expenses associated with the registration of securities. Furthermore, sales of a substantial number of shares by Astoria or other securities holders in the public market, or the perception that those sales may occur, could cause the market price of our common stock to decline. In addition, if we register our common stock in connection with a public offering of securities, we may be required to include shares of restricted securities in the registration, which may have an adverse effect on our ability to raise capital.

OUR FAILURE TO COMPETE EFFECTIVELY MAY HAVE AN ADVERSE IMPACT ON OUR OPERATING RESULTS.

        The market for our products is highly competitive, diverse and subject to rapid change. Our products and services compete on the basis of the following key characteristics: performance; inter-operability; scalability; functionality; reliability; pricing; post sale customer support; quality; compliance with industry standards; and overall total cost of ownership. While we currently believe that our products and services compete favorably in the marketplace, our products and services could fall behind marketplace demands at any time. If we fail to address the competitive challenges, our business would suffer materially.

        We currently face competition from a number of sources, including several large vendors that develop and market databases, development tools, decision support products and consulting services. The Omnis line of RAD developer products currently encounters competition from several direct competitors and competing development environments including Microsoft Corporation (Visual Studio and Visual Studio.Net) and JAVA. Our database products encounter competition from several companies, including Oracle, Microsoft SQL/Server, IBM DB2, Sybase and IBM Informix. Our new initiatives in the .NET area are subject to significant competition, primarily from Microsoft SQL/Server and Oracle. Competition is developing and evolving in the XML market for which our XDMS products are intended. Companies who do or are expected to compete in this market include Oracle, IBM, Microsoft, Sybase and BEA as well as a number of smaller businesses with products that directly and indirectly compete with our XDMS products. Additionally, as we expand our business, we expect to compete with a different group of companies, including smaller, highly focused companies offering single products.

        Most of our competitors have significantly more financial, technical, marketing and other resources than we do. As a result, these competitors may be able to respond more quickly to new or emerging technologies, evolving markets, changes in customer requirements, and may devote greater resources to the development, promotion and sale of their products.

WE MAY EXPERIENCE QUARTERLY FLUCTUATIONS IN OPERATING RESULTS, WHICH MAY RESULT IN VOLATILITY OF OUR STOCK PRICE.

        We have experienced significant quarterly fluctuations in operating results in the past. We expect to continue to expend significant sums in the area of research and development, sales and marketing and operations in order to promote new product development and introduction. Because the expenses associated with these activities are relatively fixed in the short-term, we may be unable to adjust spending quickly enough to offset any unexpected shortfall in revenue growth or any decrease in revenue levels. Operating results may also fluctuate due to factors such as:

  •
  the size and timing of customer orders;

  •
  changes in pricing policies by us or our competitors;

  •
  our ability to develop, introduce, and market new and enhanced versions of our products;

  •
  the number, timing, and significance of product enhancements and new product announcements by our competitors;

  •
  the demand for our products;

  •
  non-renewal of customer support agreements;

  •
  software defects and other product quality problems; and

  •
  personnel changes.

        We operate without a significant backlog of orders. As a result, the quarterly sales and operating results in any given quarter are dependent, in large part, upon the volume and timing of orders booked and products shipped during that quarter. Accordingly, we may be unable to adjust spending in a timely manner to compensate for any unanticipated decrease in orders, sales or shipments. Therefore, any decline in demand for our products and services, in relation to the forecast for any given quarter, could materially and negatively impact the results of our operations. As a result, we expect our quarterly operating results to continue to fluctuate, which may cause our stock price to be volatile. In addition, we believe that period-to-period comparisons of our operating results should not be relied upon as indications of future performance.

THE SUCCESS OF OUR BUSINESS DEPENDS IN PART UPON OUR ABILITY TO RECRUIT, INTEGRATE AND RETAIN KEY PERSONNEL AND MANAGEMENT.

        Many of the our executive officers joined us in connection with or subsequent to the acquisition of PickAx, including our President and Chief Executive Officer, Carlton Baab, who joined us in August 2001. Additional changes in management have occurred following Mr. Baab's appointment, including the hiring of Brian Bezdek, Chief Financial Officer, Boris Geller, Vice President, Market Development and Soheil Raissi, Vice President, Product Development and Professional Services. The executive officers must be able to work efficiently together to manage our operations. Furthermore, the loss of one or more of these or other executives could adversely affect our business. In addition, we believe that our future success will depend to a significant extent on our ability to recruit, hire and retain highly skilled management and employees for engineering new products, product management, sales, marketing and customer service. Competition for such personnel in the software industry can be intense, and there can be no assurance that we will be successful in attracting and retaining such personnel. If we are unable to do so, we may experience inadequate levels of staffing to develop and license our products and perform services for our customers.

OUR PRODUCTS HAVE A LONG SALES CYCLE, WHICH COULD RESULT IN DELAYS IN THE RECEIPT OF REVENUE.

        The sales cycle for our products typically ranges from three to six months or longer. Our products are typically used by application developers, system integrators and value added resellers to develop applications that are critical to their corporate end user's business. Because the purchases of our products are often part of an end user's larger business process, re-engineering initiative, or implementation of client/server or web-based computing, the end users frequently view the purchase of our products as part of a long-term strategic decision regarding the management of their workforce related operations and expenditures. Thus, this sometimes results in end users taking a significant period of time to assess alternative solutions by competitors or to defer a purchase decision as a result of an unrelated strategic issue beyond our ability to influence or control. We will continue to educate potential customers of the use and benefits of our products and services, as well as the integration of our products and services with additional software applications utilized by individual customers. We may experience these and additional delays in the future.

OUR PRODUCTS MAY CONTAIN SOFTWARE DEFECTS, WHICH COULD HARM OUR BUSINESS.

        Our enterprise applications software may contain undetected errors or failures when first introduced or as new versions are released. This includes our XDMS and PDP products, which are at higher risk given these products are in the earliest stages of the product life cycle. This may result in loss of, or delay in, market acceptance of our products and could harm our reputation. Undetected errors or failures in computer software programs are not uncommon. While we make every effort to thoroughly test our software, in the event that we experience significant software errors in future releases, we could experience delays in release, customer dissatisfaction and lost revenue. Any of these errors or defects could harm our business.

OUR GLOBAL OPERATIONS EXPOSE US TO ADDITIONAL RISKS AND CHALLENGES ASSOCIATED WITH CONDUCTING BUSINESS INTERNATIONALLY.

        We operate on a global basis with offices or distributors in Europe, Africa, Asia, Latin America, South America, Australia and North America. Approximately 29% of our revenue for the year ended March 31, 2003 was generated from our international offices. We face several risks inherent in conducting business internationally, including but not limited to the following:

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

  •
  trade policies; and

  •
  impact of SARS in Asia and other markets could harm business conditions and slow economic growth in those markets.

        Any of these factors could harm our international operations and, consequently, affect the international growth or maintenance of our business. These factors or any combination of these factors may adversely affect our international revenue or our overall financial performance.

THE FAILURE OF OUR PRODUCTS TO CONTINUE TO CONFORM TO INDUSTRY STANDARDS MAY HARM OUR OPERATING RESULTS.

        A key factor in our future success will continue to be the ability of our products to operate and perform well with existing and future leading, industry-standard enterprise software applications intended to be used in connection with MDMS, RAD, XDMS and PDP products. Inter-operability may require third party licenses, which may not be available to us on favorable terms or at all. Failure to meet existing or future inter-operability and performance requirements of industry standard applications in a timely manner could adversely affect our business. Uncertainties relating to the timing and nature of new product announcements or introductions or modifications of third party software applications could delay our product development, increase our product development expense or cause customers to delay evaluation, purchase, and deployment of our products.

THE INABILITY TO PROTECT OUR INTELLECTUAL PROPERTY COULD HARM OUR ABILITY TO COMPETE.

        Our ability to compete successfully will depend, in part, on our ability to protect our proprietary technology and operations without infringing upon the rights of others. We may fail to do so. In addition, the laws of certain countries in which our products are, or may be, licensed may not protect our proprietary rights to the same extent as the laws of the United States. We rely primarily on a combination of trade secret, copyright and trademark laws and contractual provisions to protect our proprietary rights. In addition to trademark and copyright protections, we license our products to end users on a "right to use" basis pursuant to a perpetual license agreement that restricts use of products to a specified number of users. We generally rely on "shrink-wrap" or "click-wrap" licenses that become effective when a customer opens the package or downloads and installs software on its system. In order to retain exclusive ownership rights to our software and technology, we generally provide our software in object code only, with contractual restrictions on copying, disclosure and transferability. There can be no assurance that these protections will be adequate, or that our competitors will not independently develop technologies that are substantially equivalent or superior to our technology.

THIRD PARTIES COULD ASSERT THAT OUR SOFTWARE PRODUCTS AND SERVICES INFRINGE ON THEIR INTELLECTUAL PROPERTY RIGHTS, WHICH COULD RESULT IN COSTLY LITIGATION, CAUSE PRODUCT SHIPMENT DELAYS, PROHIBIT PRODUCT LICENSING OR REQUIRE US TO ENTER INTO ROYALTY OR LICENSING AGREEMENTS.

        There has been a substantial amount of litigation in the software industry regarding intellectual property rights. Third parties may claim that our current or potential future products and services infringe upon their intellectual property. We expect that software product developers and providers of software applications will increasingly be subject to infringement claims as the number of products and competitors in our industry segment grow and the functionality of products in different industry segments overlap. Any claims, with or without merit, could be time consuming, result in costly litigation, cause product shipment delays, prohibit product licensing or require us to enter into royalty or licensing agreements. Royalty or licensing agreements, if required, may not be available on terms acceptable to us or at all, which could seriously harm our business.

Item 7. Financial Statements

        Our Consolidated Financial Statements, including the Notes thereto, together with the report of independent auditors thereon are presented as a separate section of this Form 10-KSB, and the following are attached hereto beginning on Page F-1:

  a)
  Consolidated Financial Statements:

    Report of Independent Auditors

    Consolidated Balance Sheets as of March 31, 2003 and March 31, 2002

    Consolidated Statements of Operations for fiscal years ended March 31, 2003, 2002 and 2001

    Consolidated Statements of Cash Flows for fiscal years ended March 31, 2003, 2002 and 2001

    Consolidated Statements of Stockholders' Equity (Deficit) and Comprehensive Loss for fiscal years ended March 31, 2003, 2002 and 2001

    Notes to Consolidated Financial Statements

Item 8. Changes in and Disagreements with Accountants on Accounting and Financial Disclosure

        There were no changes in or disagreements with our accountants on accounting or financial disclosure for the year ended March 31, 2003.

PART III

ITEM 9. DIRECTORS, EXECUTIVE OFFICERS, PROMOTERS, AND CONTROL PERSONS; SECTION 16(a) BENEFICIAL OWNERSHIP REPORTING COMPLIANCE

        Our Bylaws provide that the Board of Directors is to be composed of no less than five (5) and no more than nine (9) directors divided into Classes I, II and III, each with as nearly equal a number of directors as possible. The exact number of directors is currently set at five (5) by resolution of the Board. The directors are elected to serve staggered three-year terms, with the term of one class of directors expiring each year at the annual meeting of stockholders.

        The following table sets forth as of March 31, 2003, the name, age, and position of the directors, the date they joined the Board of Directors and the year in which their term expires:

Name of Director	Age	Position	Director Since	Term Expires
Geoffrey P. Wagner (1,2,3,4)	46	Chairman	1998	2005
Carlton H. Baab	45	Director	2001	2004
Gerald F. Chew (2)	43	Director	1998	2004
Richard W. Koe (1,3)	46	Director	2003	2003
Douglas G. Marshall (1,2,3)	46	Director	1998	2005

(1)
Member of the Compensation Committee

(2)
Member of the Audit Committee

(3)
Member of the Nominating and Corporate Governance Committee

(4)
Member of the Stock Committee, a subcommittee of the Compensation Committee

        Effective January 21, 2003, Mr. Koe was appointed to the Board of Directors and the Board accepted the resignations of Bryan Sparks and Bryce Burns from the Board. Mr. Sparks and Mr. Burns had served as Directors since August 2000 and February 2000, respectively.

        The following is a brief summary of the background of each director as of March 31, 2003:

        Mr. Wagner has served as Chairman of the Board since August 2001 and served as our Secretary from February 1999 through November 2000. Mr. Wagner has served as a General Partner of Rockport Group, L.P. ("Rockport") since its founding in 1990 and its sole General Partner since 1994. Rockport Group LP is the sole General Partner of RCJ Capital Partners LP ("RCJ"). Rockport and RCJ each invest in a variety of industries. Prior to 1990 Mr. Wagner held sales executive positions at several Wall Street firms, including five years at Bear, Stearns & Co., Inc. and five years at Kidder, Peabody & Co., Inc. Mr. Wagner holds a B.S. in Business Administration from Portland State University. Mr. Wagner serves as Chairman of both the Audit Committee and the Compensation Committee, is a member of the Nominating and Corporate Governance Committee and is the sole member of the Stock Committee

        Mr. Baab joined us as the President and Chief Executive Officer in August 2001. From May 2001 to August 2001, Mr. Baab served as a Managing Principal of Astoria Capital Management ("ACM"), a significant stockholder of ours. In August 2001, Mr. Baab took a formal leave of absence to join us. From March 2000 to April 2001, Mr. Baab was the Vice President of Finance and Chief Financial Officer of Certive, Inc., a web-based small-business services firm. From January 1999 to March 2000, Mr. Baab was the Chief Operating Officer and Chief Financial Officer of RemarQ Communities, Inc., a web-based provider of discussion group services. Mr. Baab served as Chief Financial Officer of the CKS Group ("CKS"), a marketing communications company, from February 1994 through December 1998.

        In addition, Mr. Baab served as an Executive Vice President and the Secretary of CKS from August 1995 through December 1998 and as CKS's Chief Operating Officer from August 1995 through May 1996. Mr. Baab also served on the Board of Directors of Momentum Business Applications, Inc. (Nasdaq: MMTM), which provided research and development expertise on a contract basis, until Momentum was acquired by PeopleSoft (Nasdaq: PSFT) in April 2002. Mr. Baab also serves on the University of Southern California, School of Engineering Board of Councilors. Mr. Baab holds a B.S. in Electrical Engineering, with honors, from the University of Southern California and an M.B.A. from the Harvard Graduate School of Business Administration.

        Mr. Chew joined the Board of Directors in 1998. Mr. Chew most recently served as the President and Chief Operating Officer of MDSI Mobile Data Solutions Inc. ("MDSI") from April 2001 to March 2002 and served as a director of MDSI from 1995 until April 2001. Mr. Chew served as Executive Vice President of Ancora Capital & Management Group, LLC, an investment firm from June 1998 to January 2001. Since February 1997, Mr. Chew has served as Managing Director of The Cairn Group. Mr. Chew serves on the Audit Committee.

        Mr. Koe joined the Board of Directors in 2003. Mr. Koe serves as Managing General Partner for Astoria Capital Partners L.P. (Astoria) and Montavilla Partners, L.P., investment partnerships, and as President of Astoria Capital Management, an SEC registered investment advisor. Mr. Koe serves on the Compensation Committee and the Nominating and Corporate Governance Committee.

        Mr. Marshall joined the Board of Directors in 1998. Mr. Marshall is Senior Vice President of Deposit Strategy and Product Management at Washington Mutual (NYSE: WM), a financial services company. Mr. Marshall joined Washington Mutual in November 2001. From August 1994 to November 2001, Mr. Marshall held a number of marketing positions at Bank of America (NYSE: BAC), most recently as Vice President of Advertising and Marketing Communications. Mr. Marshall holds a B.A. in English from Seattle Pacific University and an M.B.A. from the University of Washington. Mr. Marshall serves on the Audit Committee, Compensation Committee and the Nominating and Corporate Governance Committee.

        Information regarding our current executive officers, which may be found under the caption "Executive Officers of the Registrant" in Part I hereof, is incorporated by reference into this Item 9.

Family Relationships

        To our knowledge, with the exception of Mr. Chew and Mr. Koe who are cousins, there are no family relationships between any of our directors and executive officers.

Section 16(a) Beneficial Ownership Reporting Compliance

        Section 16(a) of the Securities Exchange Act of 1934, as amended (the "Exchange Act"), requires our officers and directors, and persons who own more than ten percent of a registered class of our equity securities, to file certain reports of ownership with the Securities and Exchange Commission (the "SEC") and with the National Association of Securities Dealers, Inc. All reports required to be filed during fiscal year ended March 31, 2003 pursuant to Section 16(a) of the Exchange Act by directors, executive officers and 10% beneficial owners were filed on timely basis.

ITEM 10. EXECUTIVE COMPENSATION

Summary Compensation

        The following table sets forth the compensation of our Named Executive Officers, which consist of a) all persons serving as the chief executive officer during the fiscal year and b) the four most highly compensated executive officers serving as such at the end of the fiscal year, in addition to the chief executive officer.

Summary Compensation Table

	Annual Compensation					Long Term Compensation Awards
Name and Principal Position	Year	Salary($)		Bonus($)		Securities Underlying Options(#)	All Other Compensation
Carlton H. Baab(1) President and Chief Executive Officer	2003 2002	$ $	248,000 124,000	$ $	125,527 —	— 1,000,000	$ $	7,639 5,523
Boris Geller Vice President Market Development	2003 2002	$ $	210,000 8,750	$ $	74,027 —	— 245,000	$ $	— —
Soheil Raissi Vice President Product Development and Professional Services	2003 2002	$ $	196,410 88,077	$ $	60,527 —	60,000 120,000	$ $	— —
Mario I. Barrenechea(2) Senior Vice President, Sales and Marketing	2003 2002 2001	$ $ $	186,012 221,677 306,300	$ $ $	15,547 — —	— — 30,000	$ $ $	4,956 4,956 2,478
Mark Allen Vice President Worldwide Customer Support	2003 2002	$ $	142,000 89,750	$ $	45,880 —	— 50,000	$ $	— —

(1)
Mr. Baab was appointed President and Chief Executive Officer on August 27, 2001. All Other Compensation reflects payments to a continuing medical plan Mr. Baab had in place at the time he joined us.

(2)
Mr. Barrenechea was serving as Senior Vice President, Sales and Marketing of PickAx at the time of the acquisition and was appointed to the same position with us at the time of the acquisition. In fiscal year 2001, Mr. Barrenechea's compensation includes amounts earned at PickAx from April 1, 2000 through the date of the acquisition. All Other Compensation reflects premiums paid by us on a life insurance policy owned by Mr. Barrenechea.

STOCK OPTION GRANTS IN LAST FISCAL YEAR

        The following table sets forth the individual grants of stock options made by us during the fiscal year ended March 31, 2003 to each of the Named Executive Officers:

Name	Number of Securities Underlying Options Granted	Percent of Total Options Granted to Employees in Fiscal Year(1)	Exercise Price	Expiration Date
Soheil Raissi	60,000	9%	$2.90	04/26/2012

(1)
Based on an aggregate of 655,000 options granted to our employees in the fiscal year ended March 31, 2003, including the Named Executive Officers. The options listed in the table vest according to the following schedule: 25% one year after the vesting commencement date, and one thirty-sixth of the remaining shares per month thereafter, such that the option will be fully vested four (4) years after the vesting commencement date.

AGGREGATED OPTION EXERCISES IN LAST FISCAL YEAR AND YEAR-END OPTION VALUES

        The Named Executive Officers exercised no options during the last fiscal year.

        The following table shows, as to the Named Executive Officers, the value of unexercised options at March 31, 2003:

	Underlying Unexercised Options at Fiscal Year End		Value of Unexercised In-the-Money Options at Fiscal Year End(1)
Name
	Exercisable	Unexercisable	Exercisable	Unexercisable
Carlton Baab	1,050,000	—	$24,000	$—
Mark Allen	19,791	30,209	$—	$—
Mario I. Barrenechea	198,296	60,825	$—	$—
Boris Geller	61,250	183,750	$—	$—
Soheil Raissi	42,500	137,500	$—	$—

(1)
In accordance with SEC rules, values are calculated by subtracting the exercise price from the fair market value of the underlying common stock. For purposes of this table, fair market value is deemed to be closing price of the common stock on March 31, 2003, which was $1.50 per share.

EMPLOYMENT CONTRACTS

        Effective December 1, 2000, we entered into employment agreement with Mr. Barrenechea that provided for six (6) months severance at the salary rate then in effect in the event of involuntary separation from us.

        Effective March 18, 2002, we entered into an offer letter agreement with Boris Geller. The offer letter provides for full vesting of Mr. Geller's options upon a termination without cause within twelve (12) months following a change of control. In addition, the offer letter provides for severance benefits, including payment of base salary for six (6) months and acceleration of first year vesting, upon involuntary termination for any reason.

        Effective April 5, 2002, we entered into an offer letter agreement with Brian C. Bezdek. The offer letter provides for full vesting of Mr. Bezdek's options upon a termination without cause within twelve (12) months following a change of control. In addition, the offer letter provides for severance benefits, including payment of base salary for six (6) months and acceleration of first year vesting, upon involuntary termination for any reason.

        Effective June 21, 2002, we entered into an Amendment to Stock Option Agreement with Mr. Raissi, which amended Stock Option Agreements, dated October 10, 2001 and April 26, 2002, respectively, between us and Mr. Raissi, to in each case provide for 100% acceleration of the shares subject to the option in the event of a termination without cause within twelve (12) months following a change of control.

        Effective April 5, 2003, we entered into a severance and change of control agreement with Mr. Baab. The Agreement provides for twelve (12) months severance at Mr. Baab's salary rate then in effect in the event of his involuntary separation from us. In the event of Mr. Baab's termination without cause within 12 months of a change of control, the agreement provides for full vesting of all options granted to Mr. Baab, as well as severance benefits equal to 200% of the aggregate salary and bonus compensation paid during the preceding twelve months.

DIRECTOR COMPENSATION

        We reimburse directors for travel and other out-of-pocket expenses incurred in attending Board meetings. We do not pay cash compensation to our directors. No options or warrants were granted to any of our directors during the year ended March 31, 2003. Certain directors have received warrants or option grants in prior years as further disclosed in their holdings in Item 11 below.

ITEM 11. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

        The following table sets forth, as of March 31, 2003, certain information with respect to the beneficial ownership of our voting securities by (i) any person (including any "group" as that term is used in Section 13 (d) (3) of the Exchange Act) known by us to be the beneficial owner of more than 5% of any class of our voting securities, (ii) each director, (iii) each of the Named Executive Officers, and (iv) all of our current directors and executive officers as a group. As of March 31, 2003, there were 300,000 and 17,946,842 shares of issued and outstanding preferred stock and common stock, respectively.

Name and Address(1)	Number of Shares of Preferred Stock(2)	Percent of Total Preferred Stock	Number of Shares of Common Stock	Percent of Total Common Stock
5% Stockholders
Carlton H. Baab(3)			17,160,074	67%
Richard W. Koe(4)			16,174,674	66%
Astoria Capital Partners L.P.(5)	300,000	100.00%	16,110,074	66%
Geoffrey P. Wagner(6)			2,310,000	13%
Rockport Group LP(7)			2,270,000	13%
Philip and Debra Barrett Charitable Remainder Trust(8)			1,673,333	9%
Directors and Officers
Mario I. Barrenechea(9)			206,404	1%
Gerald F. Chew(10)			126,825	1%
Douglas G. Marshall(11)			126,825	1%
Boris Geller(12)			72,958	*
Soheil Raissi(13)			71,248	*
Mark Allen(14)			37,375	*
All Directors and Executive Officers as a group (11 persons)(15)			20,410,965	79%

*
Represents less than 1%

(1)
Except as otherwise indicated below, we believe the persons whose names appear in the table above have sole voting and investment power with respect to all shares of stock shown as beneficially owned by them, subject to applicable community property laws.

(2)
"Preferred Stock" refers to the Series A Convertible Preferred Stock, which is convertible into shares of common stock at a conversion rate of 1 to 1.667. The conversion rate may increase upon our issuance of additional shares of capital stock, as set forth in Section 5(c) of our Certificate of Designations of Series A Convertible Preferred Stock.

(3)
Represents options to purchase 1,050,000 shares of common stock exercisable within 60 days of March 31, 2003, held by Mr. Baab. Also includes the following shares beneficially owned by Astoria Capital Partners L.P. ("ACP"): 16,110,074 shares of common stock, which includes warrants to purchase 1,636,555 shares of common stock exercisable within 60 days of March 31, 2003, 4,427,941 shares of common stock which may be acquired upon the conversion of a subordinated convertible note payable to ACP for $22,139,705 convertible at $5.00 per share and 500,100 shares of common stock which may be acquired upon conversion of 300,000 shares of Series A Convertible Preferred Stock. Mr. Baab is an employee of ACM, which is a general partner of ACP. As a general partner of

  ACP, ACM has a special profit interest in ACP's realized and unrealized gains and income in excess of a specified hurdle rate, subject to certain additional conditions. As an employee of ACM, Mr. Baab is entitled to an annual bonus equal to a fixed percentage of any special profit allocation ACP receives for the year in question. Mr. Baab, who is on formal leave of absence from ACM, disclaims beneficial ownership of the securities held by ACP as he does not hold voting or investment power over the holdings of ACP.

(4)
Includes the following shares beneficially owned by ACP: 16,110,074 shares of common stock, which includes warrants to purchase 1,636,555 shares of common stock exercisable within 60 days of March 31, 2003, 4,427,941 shares of common stock which may be acquired upon the conversion of a subordinated convertible note payable to ACP for $22,139,705 convertible at $5.00 per share and 500,100 shares of common stock which may be acquired upon conversion of 300,000 shares of Series A Convertible Preferred Stock. Also includes 64,600 shares beneficially owned by Mr. Koe and ACM through an investment fund managed by ACM. Mr. Koe is the President and sole shareholder of ACM and Mr. Koe and ACM are the General Partners of ACP.

(5)
The principal address of ACP is 6600 SW 92nd Avenue, Suite 370, Portland, Oregon 97223. Includes warrants to purchase 1,636,555 shares of common stock exercisable within 60 days of March 31, 2003, 4,427,941 shares of common stock which may be acquired upon the conversion of a subordinated convertible note payable to ACP for $22,139,705 convertible at $5.00 per share and 500,100 shares of common stock issuable upon conversion of the Series A Convertible Preferred Stock.

(6)
Includes warrants to purchase 4,167 shares of common stock exercisable within 60 days of March 31, 2003, held by Mr. Wagner, 25,833 shares of common stock owned by Mr. Wagner directly, 1,420,000 shares of common stock owned by Rockport Group LP, of which Mr. Wagner is the sole general partner, 850,000 shares of common stock owned by RCJ Capital Partners LP, of which Rockport Group LP is the sole general partner and 10,000 shares of common stock purchased on April 5, 1999 by a trust of which Mr. Wagner's wife is the sole beneficiary. Mr. Wagner disclaims beneficial ownership of such 10,000 shares except to the extent of his pecuniary interest in such shares.

(7)
The principal address of Rockport Group LP is 6600 SW 92nd Avenue, Suite 370, Portland, Oregon 97223. Shares of common stock beneficially owned includes 1,420,000 shares of common stock owned by Rockport Group LP, and 850,000 shares of common stock owned by RCJ Capital Partners LP, of which Rockport Group LP is the sole general partner.

(8)
The principal address of the Philip and Debra Barrett Charitable Remainder Trust ("Trust") is P.O. Box 1033, Vancouver, Washington 98666. Shares of common stock beneficially owned include 1,650,000 shares of common stock held by the Trust and warrants to purchase 23,333 shares of common stock exercisable within 60 days of March 31, 2003 held by Philip Barrett.

(9)
Includes options to purchase 199,546 shares of common stock exercisable within 60 days of March 31, 2003, held by Mr. Barrenechea.

(10)
Represents warrants and options to purchase 126,825 shares of common stock exercisable within 60 days of March 31, 2003, held by Mr. Chew.

(11)
Represents warrants and options to purchase 126,825 shares of common stock exercisable within 60 days of March 31, 2003, held by Mr. Marshall.

(12)
Includes options to purchase 71,458 shares of common stock exercisable within 60 days of March 31, 2003, held by Mr. Geller.

(13)
Represents options to purchase 63,748 shares of common stock exercisable within 60 days of March 31, 2003, held by Mr. Raissi.

(14)
Represents options to purchase 21,875 shares of common stock exercisable within 60 days of March 31, 2003, held by Mr. Allen.

(15)
Includes an aggregate of 3,425,428 shares of common stock issuable upon exercise of options or warrants exercisable within 60 days of March 31, 2003, 4,427,941 shares of common stock which may be acquired upon the conversion of a subordinated convertible note payable to ACP for $22,139,705 convertible at $5.00 per share and 500,100 shares of common stock issuable upon conversion of the Series A Convertible Preferred Stock.

Information Regarding Equity Compensation Plans

        We do not have any equity compensation plans other than those approved by our stockholders. Our equity compensation plans and activities are more fully discussed in the Notes to the Consolidated Financial Statements in Items 7 and 8 of this Form 10-KSB.

        The following table sets forth information regarding the number of shares of our common stock that may be issued pursuant to our equity compensation plans or arrangements as of March 31, 2003.

Plan Category	Number of securities to be issued upon exercise of outstanding options, warrants and rights		Weighted average exercise price of outstanding options, warrants and rights	Number of securities remaining available for future issuance under equity compensation plans (excluding securities reflected in column (a))
	(a)		(b)	(c)
Equity compensation plans approved by security holders	3,784,146	(1)	$2.77	2,049,383(2)
Equity compensation plans not approved by security holders	N/A		N/A	N/A

(1)
Represents shares of common stock that may be issued pursuant to outstanding options granted under the following plans: 3,668,792 shares under the 1999 Stock Option Plan, 17,317 shares under the 1996 Stock Option Plan, 87,917 shares under the Directors Warrant Plan and 10,120 shares under the 1987 Stock Option Plan. The 1996 Stock Option Plan, the 1993 Directors Warrant Plan and the 1987 Stock Option Plan were terminated, except as to options then issued and outstanding under such plans. In addition, in connection with our acquisition of PickAx in December 2000, we assumed the PickAx Option Plan. We will not grant any further options under the PickAx Option Plan, except options to purchase 419,251 shares with a weighted exercise price of $2.95, which are currently outstanding.

(2)
Represents shares of common stock that may be issued pursuant to options available for future grant under the following plans: 1,176,522 shares under the 1999 Stock Option Plan as well as 872,861 shares of common stock available for purchase by employees under the 2001 Employee Stock Purchase Plan.

ITEM 12. CERTAIN RELATIONSHIPS AND RELATED PARTY TRANSACTIONS

        On January 30, 2003, we entered into a Note Exchange Agreement with ACP, to replace the existing Secured Promissory Note dated November 30, 2000, as amended, held by ACP. Under the terms of the Note Exchange Agreement, we issued to ACP a Convertible Subordinated Note having a principal amount of approximately $22.1 million, which principal amount is equal to the outstanding principal and accrued interest payable on the Secured Promissory Note as of the date of the agreement. The Convertible Subordinated Note is convertible into common stock at a price of $5.00 per share. The Convertible Subordinated Note matures May 30, 2008, extending the May 30, 2003 maturity date of the Secured Promissory Note. The interest rate is 5% per annum, versus the interest rate of 10% per annum under the Secured Promissory Note. The interest will be payable quarterly at our option in cash or through increases to the outstanding principal of the Convertible Subordinated Note. Increases to the principal are to be done via issuance of a payment in kind ("PIK") note on a quarterly basis. Effective April 1, 2003, we issued a PIK to ACP for the accrued interest due April 1, 2003.

        Two limited partners in RCJ Capital Partners LP and a third individual related to those partners loaned us $750,000 in August 2000. The loans were for two years with annual interest at 4% payable semiannually. The notes provided for the automatic conversion of the principal and unpaid interest into shares our common stock at a conversion price of $6.17 on August 23, 2002. We issued 131,574 shares of common stock on August 23, 2002 in connection with the automatic conversion. Geoffrey P. Wagner, one of our directors, is the sole general partner of Rockport Group LP, which is the sole general partner of RCJ Capital Partners LP.

        The Phillip and Debra Barrett Charitable Remainder Trust, a stockholder of ours, loaned us $250,000 in September 2000. The loan, as amended, had a maturity of April 2, 2003 with interest at 10% per annum, payable quarterly. The note was paid in full on April 2, 2003.

        The terms of the change of control and severance agreement between us and Mr. Baab, the offer letter agreements between us and Mr. Geller and Mr. Bezdek, and the option agreement between us and Mr. Raissi, including a description of change of control provisions contained therein, may be found in Part III hereof under the caption "Employment Contracts."

        We entered into an indemnification agreement with each of our directors and officers. The indemnification agreements and our certificate of incorporation and bylaws require us to indemnify our directors and officers to the fullest extent permitted by Delaware law.

Item 13. Exhibits and Reports on Form 8-K

  (a)
  Exhibits.

Exhibit	Description
3.1	Restated Certificate of Incorporation of the Registrant dated June 4, 2003.
3.2
Amended and Restated Bylaws of the Registrant, dated April 22, 2002 (included as Exhibit 3.1 to the Registrant's Form 10-QSB filed with the Commission on August 13, 2002 and incorporated herein by reference).
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
4.2
Registration Rights Agreement by and among the Registrant, Astoria Capital Partners, L.P., Harrison H. Augur, Keogh MP and Robert D. van Roijen dated as of December 4, 2000, as amended on April 3, 2003, (included as Exhibit 4.3 to the Registrant's Form 10-QSB filed with the Commission on August 13, 2002 and incorporated herein by reference).
4.3	Sixth Amendment to the Registration Rights Agreement by and among the Registrant, Astoria Capital Partners, L.P., Harrison H. Augur, Keogh MP and Robert D. van Roijen dated as of April 1, 2003.

4.4
Registration Rights Agreement by and between the Registrant and Astoria Capital Partners, L.P., dated as of September 27, 2001, as amended on April 3, 2002 (included as Exhibit 4.2 to the Registrant's Form 10-QSB filed with the Commission on August 13, 2002 and incorporated herein by reference).
4.5
Third Amendment to Registration Rights Agreement by and between the Registrant and Astoria Capital Partners, L.P., dated as of September 27, 2001, as amended on January 30, 2003 (included as Exhibit 4.3 to the Registrant's Form 8-K filed with the Commission on January 30, 2003 and incorporated herein by reference),
4.6
Note Exchange Agreement between the Registrant and Astoria Capital Partners, L.P. dated January 30, 2003 (included as Exhibit 4.1 to the Registrant's Form 8-K filed with the Commission on January 30, 2003 and incorporated herein by reference).
4.7
5% Convertible Subordinated Note Due 2008 between the Registrant and Astoria Capital Partners, L.P. dated January 30, 2003 (included as Exhibit 4.2 to the Registrant's Form 8-K filed with the Commission on January 30, 2003 and incorporated herein by reference).
4.8	Form of payment in kind note, as referenced in the 5% Convertible Subordinated Note, between the Registrant and Astoria Capital Partners, L.P.
4.9
Common Stock Purchase Warrant issued by the Registrant to Astoria Capital Partners, L.P. dated November 30, 2000 (included as Exhibit 4.4 to the Registrant's Form 10-QSB filed with the Commission on February 14, 2001 and incorporated herein by reference).
4.10
Registration Rights Agreement dated May 7, 2002, by and among the Registrant and Thomas A. Arata, Jr., Edward A. Runci, Jr. and Wall & Bullington, LLC (included as Exhibit 4.4 to the Registrant's 10-QSB filed with the Commission on August 13, 2002 and incorporated herein by reference).
4.11
Form of Amended and Restated Common Stock Purchase Warrant between the Registrant and Astoria Capital Partners, dated April 1, 2003. Originally issued as an Exchange Warrant on December 1, 2000 to holders of PickAx Warrants.
10.1	1999 Stock Option Plan, as amended on June 21, 2002 (included as Exhibit 10.4 to the Registrant's 10-QSB filed with the Commission on August 13, 2002 and incorporated herein by reference).
10.2
2001 Employee Stock Purchase Plan as amended on December 28, 2001 (included as Exhibit 10.1 to the Registrant's Form 10-QSB filed with the Commission on March 21, 2002 and incorporated herein by reference).
10.3
Option Agreement dated September 24, 2001, between the Registrant and Carlton H. Baab (included as Exhibit 10.22 of Registrant's Form 10-QSB filed with the Commission on November 14, 2001 and incorporated herein by reference).
10.4
Service Agreement by and between the Registrant and Gwyneth Gibbs dated April 1, 2000 (included as Exhibit 10.16 to the Registrant's Form 10-KSB filed with the Commission on June 29, 2001 and incorporated herein by reference).
10.5
Form of Indemnification Agreement entered into with officers and directors of Registrant (included as Exhibit 10.2 to the Registrant's Form 10-QSB filed with the Commission on March 21, 2002 and incorporated herein by reference).

10.6
Settlement Agreement and Mutual Release, between General Automation, Inc. dba GA eXpress and Raining Data, U.S., Inc. f/k/a Pick Systems, dated July 26, 2002. (included as Exhibit 4.1 to the Registrant's Form 8-K filed with the Commission on August 2, 2002 and incorporated herein by reference).
10.7
Compromise and Settlement Agreement, dated April 29, 2002, between the Registrant, PickAx, Inc., Pick Systems, Inc. and Thomas A. Arata, Jr., and Edward A. Runci, Jr. (included as Exhibit 10.2 to the Registrant's 10-QSB filed with the Commission on August 13, 2002 and incorporated herein by reference).
10.8
Amendment to Stock Option Agreement, dated June 21, 2002, between the Registrant and Soheil Raissi (included as Exhibit 10.5 to the Registrant's 10-QSB filed with the Commission on August 13, 2002 and incorporated herein by reference).
10.9
Offer Letter Agreement, effective April 15, 2002, between the Registrant and Brian C. Bezdek (included as Exhibit 10.6 to the Registrant's 10-QSB filed with the Commission on August 13, 2002 and incorporated herein by reference).
10.10
Offer Letter Agreement, effective March 18, 2002, between the Registrant and Boris Geller (included as Exhibit 10.7 to the Registrant's 10-QSB filed with the Commission on August 13, 2002 and incorporated herein by reference).
10.11
Stock Option Agreement, dated December 21, 2002 between the Registrant and Brian C. Bezdek (included as Exhibit 10.2 to the Registrant's 10-QSB filed with the Commission on February 12, 2003 and incorporated herein by reference).
10.12	Severance and Change of Control Agreement, dated April 5, 2003, between the Registrant and Carlton H. Baab.
21.1	Subsidiaries of the Registrant (included as Exhibit 21.1 to the Registrant's Form 10-KSB filed with the Commission on June 28, 2002 and incorporated herein by reference).
23.1	Consent of KPMG LLP.
24.1	Power of Attorney (included in the signature page and incorporated herein by reference).
99.1	Certifications of Chief Executive Officer and Chief Financial Officer.
  (b)
  Reports on Form 8-K.

    The Registrant filed the following Current Reports on Form 8-K during the fourth quarter of fiscal year 2003:

    On January 7, 2003, we filed a Current Report on Form 8-K, reporting under Item 5 that Brian C. Bezdek was appointed as Chief Financial Officer.

    On January 22, 2003, we filed a Current Report on Form 8-K, reporting under Item 5, that Richard W. Koe was named to our Board of Directors and that Bryce J. Burns and Bryan Sparks had resigned from the Board.

    On January 30, 2003, we filed a Current Report on Form 8-K, reporting under Item 5, that we had entered into a Note Exchange Agreement with Astoria Capital Partners, L.P., restructuring our debt.

ITEM 14. Controls And Procedures

Evaluation of Disclosure Controls and Procedures

        The evaluation of our disclosure controls and procedures and internal controls included a review of their objectives and processes, implementation and effect on the information generated for use in this report. In the course of this evaluation, we sought to identify any significant deficiencies or material weaknesses in our controls, and whether we had identified any acts of fraud involving personnel who have a significant role in our internal controls, and to confirm that any necessary corrective action, including process improvements, were being undertaken. The overall goals of these evaluation activities are to monitor our disclosure and internal controls and to make modifications as necessary. We intend to maintain these controls as processes that may be appropriately modified as circumstances warrant.

        Based on their evaluation as of a date within 90 days of the filing date of this Report on Form 10-KSB, our principal executive officer and principal financial officer have concluded that our disclosure controls and procedures (as defined in Rules 13(a)-14(c) and 15(d)-14(c) under the Securities Exchange Act of 1934 (the "Exchange Act")) are effective to ensure that information required to be disclosed by us in reports that we file or submit under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in Securities and Exchange Commission rules and forms.

Changes in Internal Controls

        There were no significant changes in our internal controls or in other factors that could significantly affect these controls subsequent to the date their evaluation. There were no significant deficiencies or material weaknesses, and therefore, no corrective actions were taken.

        However, a control system, no matter how well conceived and operated, can provide only reasonable, not absolute, assurance that the objectives of the control system are met. Management necessarily applied its judgment in assessing the benefits of controls relative to their costs. Because of the inherent limitations in all control systems, no evaluation of controls can provide absolute assurance that all control issues, if any, within Raining Data Corporation have been detected.

SIGNATURES

        Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, on the 5th day of June 2003.

RAINING DATA CORPORATION

By:	/s/ BRIAN C. BEZDEK Brian C. Bezdek Chief Financial Officer

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

Signatures	Title	Date

/s/ CARLTON H. BAAB Carlton H. Baab	President, Chief Executive Officer and Director (Principal Executive Officer)	June 5, 2003
/s/ BRIAN C. BEZDEK Brian C. Bezdek	Chief Financial Officer (Principal Financial and Accounting Officer)	June 5, 2003
/s/ GEOFFREY P. WAGNER Geoffrey P. Wagner	Director	June 5, 2003
/s/ GERALD F. CHEW Gerald F. Chew	Director	June 5, 2003
/s/ DOUGLAS G. MARSHALL Douglas G. Marshall	Director	June 5, 2003
/s/ RICHARD W. KOE Richard W. Koe	Director	June 5, 2003

CERTIFICATIONS

I, Carlton H. Baab, certify that:

1.
I have reviewed this annual report on Form 10-KSB of Raining Data Corporation;

2.
Based on my knowledge, this annual report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this annual report;

3.
Based on my knowledge, the financial statements, and other financial information included in this annual report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this annual report;

4.
The registrant's other certifying officer and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13(a)-14 and 15(d)-14(c)) for the registrant and we have:

a)
designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this annual report is being prepared;

b)
evaluated the effectiveness of the registrant's disclosure controls and procedures as of a date within 90 days prior to the filing date of this annual report (the "Evaluation Date"); and

c)
presented in this annual report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

5.
The registrant's other certifying officer and I have disclosed, based on our most recent evaluation, to the registrant's auditors and the audit committee of the registrant's board of directors:

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

6.
The registrant's other certifying officer and I have indicated in this annual report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

Date: June 5, 2003

/s/ CARLTON H. BAAB Carlton H. Baab President and Chief Executive Officer (Chief Executive Officer)

I, Brian C. Bezdek, certify that:

1.
I have reviewed this annual report on Form 10-KSB of Raining Data Corporation;

2.
Based on my knowledge, this annual report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this annual report;

3.
Based on my knowledge, the financial statements, and other financial information included in this annual report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this annual report;

4.
The registrant's other certifying officer and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13(a)-14 and 15(d)-14(c)) for the registrant and we have:

a)
designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this annual report is being prepared;

b)
evaluated the effectiveness of the registrant's disclosure controls and procedures as of a date within 90 days prior to the filing date of this annual report (the "Evaluation Date"); and

c)
presented in this annual report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

5.
The registrant's other certifying officer and I have disclosed, based on our most recent evaluation, to the registrant's auditors and the audit committee of the registrant's board of directors:

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

6.
The registrant's other certifying officer and I have indicated in this annual report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

Date: June 5, 2003

/s/ BRIAN C. BEZDEK Brian C. Bezdek Chief Financial Officer

REPORT OF INDEPENDENT AUDITORS

To the Board of Directors and Stockholders of Raining Data Corporation:

        We have audited the accompanying consolidated balance sheets of Raining Data Corporation and subsidiaries as of March 31, 2003 and 2002, and the related consolidated statements of operations, cash flows, and stockholders' equity and comprehensive loss for each of the years in the three-year period ended March 31, 2003. These consolidated financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these consolidated financial statements based on our audits.

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

        In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Raining Data Corporation and subsidiaries as of March 31, 2003 and 2002, and the results of their operations and their cash flows for each of the years in the three-year period ended March 31, 2003, in conformity with accounting principles generally accepted in the United States of America.

        As discussed in Note 2 to the consolidated financial statements, effective April 1, 2002, the Company adopted the provisions of Statement of Financial Accounting Standards No. 142, "Goodwill and Other Intangible Assets."

KPMG LLP

Costa Mesa, California
May 19, 2003

RAINING DATA CORPORATION AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS

March 31, 2003 and 2002

	2003	2002
	(In thousands, except per share data)
ASSETS
Current assets
Cash and equivalents	$5,279	$4,500
Trade accounts receivable, less allowance for doubtful accounts of $467 in 2003 and $633 in 2002	2,142	1,575
Other current assets	401	190

Total current assets	7,822	6,265
Property, furniture and equipment-net	880	910
Intangible assets, less accumulated amortization of $6,067 in 2003 and $3,467 in 2002	4,333	6,933
Goodwill, less accumulated amortization of $13,702 in 2002	27,684	26,791
Other assets	175	59

Total assets	$40,894	$40,958

LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities
Accounts payable	$600	$985
Accrued liabilities	2,992	4,409
Deferred revenue	5,242	4,189
Notes payable	321	1,207

Total current liabilities	9,155	10,790
Long-term debt, net of discount and excluding current portion	21,932	18,502
Other long-term liabilities	—	125

Total liabilities	31,087	29,417
Commitments and contingencies
Stockholders' equity
Series A convertible preferred stock: $1.00 par value; 300,000 shares authorized, issued and outstanding	300	300
Common stock: $0.10 par value; 60,000,000 shares authorized; 17,946,842 and 17,585,463 issued and outstanding as of March 31, 2003 and 2002 respectively	1,795	1,759
Additional paid-in capital	94,919	93,829
Deferred stock-based compensation	(145)	(523)
Accumulated other comprehensive income	1,050	869
Accumulated deficit	(88,112)	(84,693)

Total stockholders' equity	9,807	11,541

Total liabilities and stockholders' equity	$40,894	$40,958

See accompanying notes to the consolidated financial statements.

RAINING DATA CORPORATION AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF OPERATIONS

For the Years Ended March 31, 2003, 2002 and 2001

	2003	2002	2001
	(In thousands, except per share data)
Net revenue
Licenses	$9,932	$9,903	$6,194
Services	11,074	9,364	2,834

Total net revenues	21,006	19,267	9,028
Costs of revenues
Cost of license revenues	351	383	302
Cost of service revenues	1,855	2,463	1,373

Total cost of revenues	2,206	2,846	1,675

Gross profit	18,800	16,421	7,353
Cost of operations
Selling and marketing	4,380	6,117	5,599
Research and development	6,005	5,555	3,922
General and administrative	5,491	6,947	4,237
Stock-based compensation	351	1,247	1,755
Amortization of goodwill and intangible assets	2,600	12,821	4,239

Total operating expenses	18,827	32,687	19,752

Operating loss	(27)	(16,266)	(12,399)

Other income (expense)
Interest expense, net	(3,409)	(3,887)	(1,317)
Other income (expense)	47	(272)	(470)

	(3,362)	(4,159)	(1,787)
Provision for income taxes	(30)	—	—

Net loss	$(3,419)	$(20,425)	$(14,186)

Basic and diluted net loss per share	$(0.19)	$(1.23)	$(1.21)

Shares used in computing basic and diluted net loss per share	17,804	16,672	11,765
Supplemental information on stock-based compensation:
Departmental allocation of stock-based compensation
Cost of service revenue	$10	$124	$162
Selling and marketing	66	223	358
Research and development	330	363	471
General and administrative	(55)	537	764

Total stock-based compensation	$351	$1,247	$1,755

See accompanying notes to the consolidated financial statements.

RAINING DATA CORPORATION AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS

FOR THE YEARS ENDED MARCH 31, 2003, 2002 and 2001

	2003	2002	2001
	(In thousands)
Cash flows from operating activities:
Net loss	$(3,419)	$(20,425)	$(14,186)
Adjustments to reconcile net loss to net cash provided by (used for) operating activities:
Depreciation and amortization of long-lived assets	2,917	13,437	4,705
Note discount amortization	1,609	2,321	908
Amortization of deferred stock-based compensation	351	1,247	1,755
Common stock exchanged for incomplete software	—	119	900
Change in assets and liabilities:
Trade accounts receivable	(329)	927	1,624
Other current and noncurrent assets	(115)	283	352
Accounts payable and accrued liabilities	(1,023)	1,141	(2,901)
Deferred revenue	898	915	1,268

Net cash provided by (used for) operating activities	889	(35)	(5,575)

Cash flows from investing activities:
Purchases of property, furniture and equipment	(410)	(123)	(362)
Settlement of post-retirement benefit obligations acquired, net of tax	150	—	—
Acquisition of PickAx, net of cash acquired	—	—	(279)

Net cash used for investing activities	(260)	(123)	(641)

Cash flows from financing activities:
Proceeds from exercise of stock options	2	79	418
Proceeds from issuance of common stock	89	2,200	4,043
Additions to debt	—	—	2,000
Repayment of debt	(51)	(229)	(120)

Net cash provided by financing activities	40	2,050	6,341

Effect of exchange rate changes on cash	110	184	1,061

Net increase in cash and equivalents	779	2,076	1,186
Cash and equivalents at beginning of period	4,500	2,424	1,238

Cash and equivalents at end of period	$5,279	$4,500	$2,424

Supplemental disclosure of cash flow information:
Noncash financing and investing activities
Issuance of debt, common stock, warrants and stock options and assumption of net intangible liabilities in connection with the acquisition of PickAx, Inc.	$—	$—	$36,246
Conversion of debt to common stock	$812	$—	$4,148
Conversion of accrued interest to notes payable	$1,784	$—	$—

See accompanying notes to the consolidated financial statements.

RAINING DATA CORPORATION AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY AND COMPREHENSIVE LOSS
FOR THE YEARS ENDED MARCH 31, 2003, 2002 and 2001
(in thousands, except share amounts)

	Series A Convertible Preferred Stock
			Common Stock				Accumulated Other Comprehensive Income
					Additional Paid to Capital	Deferred Stock-Based Compensation		Accumulated Deficit	Stockholders' Equity (Deficit)	Comprehensive Loss
	Shares	Amount	Shares	Amount
Balances March 31, 2000	300,000	$300	10,035,238	$1,004	$50,374	$(2,045)	$286	$(50,082)	$(163)
Common stock options and warrants exercised			362,347	36	382				418
Acquisition of PickAx, Inc.
Issuance of common stock			2,563,172	257	10,317				10,574
Conversion of debt to common stock			645,467	64	2,598				2,662
Issuance of stock warrants					7,820				7,820
Issuance of stock warrants in connection with the issuance of debt									5,066
Issuance of stock options					5,066	(1,381)			4,701
Private placement to Astoria on December 4, 2000:					6,082
Issuance of common stock, net of issuance costs			991,818	99	3,944				4,043
Conversion of debt to common stock			1,005,548	101	4,047				4,148
Issuance of common stock in connection with the purchase of incomplete software			112,500	11	889				900
Common stock options granted					672	(672)			—
Stock-based compensation						1,755			1,755
Stock options cancelled					(270)	270			—
Net loss								(14,186)	(14,186)	(14,186)
Foreign currency translation adjustments						930			930	930

Comprehensive loss										$(13,256)

Balances March 31, 2001	300,000	$300	15,716,090	$1,572	$91,921	$(2,073)	$1,216	$(64,268)	$28,668
Common stock options exercised			71,873	7	72				79
Stock options granted					510	(511)			—
Stock options cancelled					(905)	905			—
Stock-based compensation					92	1,156			1,247
Private placement to Astoria on September 27, 2001:
Issuance of common stock, net of issuance costs			1,760,000	176	2,024				2,200
Issuance of common stock in connection with the purchase of incomplete software			37,500	4	115				119
Net loss								(20,425)	(20,425)	(20,425)
Foreign currency translation adjustments
Net of translation loss realized on closure of subsidiary of $286							(347)		(347)	(347)

Comprehensive loss										$(20,772)

Balances March 31, 2002	300,000	$300	17,585,463	$1,759	$93,829	$(523)	$869	$(84,693)	$11,541
Common stock options exercised			2,656	—	2				2
Stock options cancelled					(243)	243			—
Stock-based compensation					216	135			351
Issuance of common stock in connection with:
Settlement of litigation			100,000	10	240				250
Conversion of notes payable			131,574	13	799				812
Employee stock purchase plan			127,149	13	76				89
Net loss								(3,419)	(3,419)	(3,419)
Foreign currency translation adjustments							181		181	181

Comprehensive loss										$(3,238)

	300,000	$300	17,946,842	$1,795	$94,919	$(145)	$1,050	$(88,112)	$9,807

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

        The Company's principal business is the design, development, sale, and support of four software product lines: 1) Multidimensional Database Management Systems ("MDMS"), 2) Rapid Application Development ("RAD") software tools, 3) XML data management servers ("XDMS") and 4) the Pick Data Provider for the .NET development environment ("PDP"). The Company's products are sold to in-house corporate development teams, commercial application developers, system integrators, independent software vendors, value added resellers and independent consultants. In addition to computer software products, the Company provides continuing maintenance and customer service contracts as well as professional services, technical support and training.

2. Summary of Significant Accounting Policies

        Significant accounting policies applied in the preparation of the accompanying consolidated financial statements of the Company follow:

        Principles of Consolidation—The accompanying consolidated financial statements include the accounts of the Company and its wholly owned subsidiaries. All significant intercompany balances and transactions have been eliminated.

        Revenue Recognition—The Company recognizes revenue using the residual method pursuant to the requirements of Statement of Position No. 97-2, "Software Revenue Recognition" (SOP 97-2), as amended by Statement of Position No. 98-9, "Modification of SOP 97-2 Software Revenue Recognition, with Respect to Certain Arrangements." Under the residual method, revenue is recognized in a multiple element arrangement when Company-specific objective evidence of fair value exists for all of the undelivered elements in the arrangement, but does not exist for one or more of the delivered elements in the arrangement. At the outset of the arrangement with the customer, the Company defers revenue for the fair value of its undelivered elements (e.g., contractual amount for maintenance) based on company-specific objective evidence of the amount such items are sold to the Company's customers by themselves and recognizes revenue for the remainder of the arrangement fee attributable to the elements initially delivered in the arrangement (e.g., software license) when the basic criteria in SOP 97-2 have been met.

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

        Professional services, maintenance and other revenues relate primarily to consulting services, maintenance and training. Maintenance revenues are initially deferred and then recognized ratably over the term of the maintenance contract, typically 12 months. Consulting and training revenues are recognized as the services are performed and are usually on a time and materials basis. Such services primarily consist of implementation services related to the installation of the Company's products and do not include significant customization to or development of the underlying software code.

        Cost of License and Service Revenue—Cost of license revenue is comprised of direct costs associated with software license sales including software packaging, documentation, and physical media costs. Cost of service revenue includes consulting, technical support, and training, which consist primarily of personnel related costs. Other costs specifically identifiable to the revenue source have been classified accordingly.

        Impairment of Long-Lived and Intangible Assets and Goodwill—The Company assesses the impairment of identifiable intangibles, long-lived assets and goodwill whenever events or changes in circumstances indicate that the carrying value may not be recoverable. Factors the Company considers to be important which could trigger an impairment review include the following:

  •
  Significant underperformance relative to expected historical or projected future operating results;

  •
  Timing of the Company's revenue, significant changes in the manner of use of the acquired assets or the strategy for the overall business;

  •
  Significant negative industry or economic trends;

  •
  Significant decline in the Company's stock price for a sustained period; and

  •
  The Company's market capitalization relative to net book value.

        When the Company determines that the carrying value of intangibles and other long-lived assets may not be recoverable based upon the existence of one or more of the above indicators of impairment and the carrying value of the asset cannot be recovered from projected undiscounted cash flows, the Company measures any impairment based on a projected discounted cash flow method using a discount rate determined by its management to be commensurate with the risk inherent in the current business model. Beginning in fiscal 2003, the Company evaluates goodwill for impairment at least annually by comparing the carrying value of goodwill to its implied fair value. Significant management judgment is required in determining whether an indicator of impairment exists and projecting cash flows.

        Property, Furniture and Equipment—Property, furniture, and equipment are stated at historical cost. Depreciation and amortization are computed on a straight-line basis over the estimated useful lives of the assets, which range from 2 to 5 years. Leasehold improvements are amortized on a straight-line basis over the shorter of the lease term or the estimated useful lives of the assets.

        Intangible Assets and Goodwill—Installed base, including core technology, is amortized on a straight-line basis over four years. Until fiscal 2003, assembled workforce was amortized on a straight-line basis over three years and goodwill was amortized over seven years. The net carrying value of assembled workforce was reclassified into goodwill on April 1, 2003 and amortization of goodwill was discontinued.

        Capitalized Software Development Costs—Costs for the development of new software products and substantial enhancements to existing software products are expensed as incurred until technological feasibility has been established, at which time any additional costs would be capitalized until the software is available for general release to customers. The Company does not currently have any internal software development costs capitalized because management believes software is available for general release concurrently with the establishment of technological feasibility.

        Income Taxes—Income taxes are accounted for under the asset and liability method. Deferred tax assets and liabilities are recognized for the future tax consequences attributable to differences between the financial statement carrying amounts of existing assets and liabilities and their respective tax bases and operating loss and tax credit carry forwards. Deferred tax assets and liabilities are measured using enacted tax rates expected to apply to taxable income in the years in which those temporary differences are expected to be recovered or settled. Deferred tax assets are reduced by a valuation allowance to an amount whose realization is more likely than not. The effect on deferred tax assets and liabilities of a change in tax rates is recognized in income in the period that includes the enactment date.

        Fair Value of Financial Instruments—The Company's consolidated balance sheet includes the following financial instruments: cash, accounts receivable, accounts payable, accrued liabilities, amounts due to stockholders, and notes payable. The Company considers the carrying amount in the financial statements to approximate fair value for these financial instruments because of the relatively short period of time between origination of the instruments and their expected realization. The Company considers the carrying value of its notes payable to approximate fair market value.

        Stock-Based Compensation—The Company applies the intrinsic value method to account for employee fixed stock-based awards. Under this method, deferred stock-based compensation is recorded on the date of grant only if the current market price of the underlying stock exceeds the exercise price. Deferred stock-based compensation is then amortized using the straight-line method over the vesting term of the underlying option. The Company uses the fair value method based upon the Black-Scholes model to account for stock-based awards to nonemployees. A final measurement date for these awards is established when they vest.

        Pro forma information assuming the Company had accounted for stock options granted under the fair value method prescribed by SFAS 123 is presented below. The per share weighted-average fair value of stock options granted for the years ended March 31, 2003, 2002 and 2001 was $1.48, $2.62 and $4.94, respectively, as estimated using the Black-Scholes option-pricing model with the following assumptions: dividend yield of 0% in 2003, 2002 and 2001; expected volatility of 157% in 2003 and 180% in 2002 and 2001; risk-free interest rate of 4.32%, 4.27% and 4.86% in 2003, 2002 and 2001 respectively; and expected life of 4 years for 2003, 2002 and 2001.

        For purposes of pro forma disclosures, the estimated fair value of the options is amortized to expense over the options' vesting periods. The Company's historical and pro forma net loss per share for the years ended March 31, 2003, 2002 and 2001 are as follows (in thousands, except per share data):

	2003	2002	2001
Net loss:
As reported	$(3,419)	$(20,425)	$(14,186)
Add:
Stock-based employee compensation expense included in net loss, net of tax	351	1,247	1,775
Less:
Total stock-based employee compensation expense determined under fair value based methods for all awards, net of tax	(2,070)	(3,279)	(4,217)

Pro forma net loss:	$(5,138)	$(22,457)	$(16,628)

Basic and diluted loss per share
As reported	$(0.19)	$(1.23)	$(1.21)
Pro forma	$(0.29)	$(1.35)	$(1.41)

        Severance costs—The Company incurred costs related to certain management changes and employee terminations during the year ended March 31, 2002. Approximately $0.8 million of severance costs and $0.1 million of benefits and other costs related to the termination of five executive officers, including the President and Chief Executive Officer. In addition, the Company incurred approximately $0.1 million of severance costs related to the workforce reduction of twenty-five non-executive employees in various job functions throughout the organization. All costs were accrued for in the year ended March 31, 2002 and are included in general and administrative expense for that period in the Company's results of operations. All amounts accrued were paid.

        Net Loss Per Share—Basic loss per share is computed using the net loss and the weighted average number of common shares outstanding during the period. Diluted loss per share is computed using the net loss and the weighted average number of common shares and dilutive potential common shares outstanding during the period. Potential dilutive common shares include outstanding stock options and warrants to purchase common stock. There were 4,203,397, 4,165,874 and 2,980,591 outstanding options to purchase shares of the Company's common stock with exercise prices ranging from $0.75 to $52.50 per share as of March 31, 2003, March 31, 2002 and March 31, 2001, respectively. Warrants to purchase 2,660,418, 2,719,191and 2,586,689 shares of the Company's common stock with exercise prices ranging from $.72 to $6.51, $.72 to $6.88 and $.72 to $33.75 per share were outstanding at March 31, 2003, March 31, 2002 and March 31, 2001 respectively. The total of these items were not included in the computation of diluted earnings per share because their effect would have been anti-dilutive.

        Concentration of Credit Risk—The Company supports computer software systems worldwide in diversified industries, primarily through system integrators and value added resellers. On an ongoing basis, the Company performs credit evaluations of its customer's financial condition and generally requires no collateral. No single customer accounted for more than 10% of revenues during the fiscal years ended March 31, 2003, 2002 and 2001.

        Foreign Currency Translation—The financial position and results of operations of the Company's foreign subsidiaries are determined using local currency as the functional currency. Assets and liabilities of these subsidiaries are translated at the exchange rate in effect at each year-end. Income statement accounts are translated at the average rate of exchange prevailing during the year. Translation adjustments arising from the use of differing exchange rates from period to period are included in accumulated other comprehensive income (loss) in stockholders' equity. Gains and losses resulting from foreign currency transactions are included in operations.

        The Company's revenues generated through its offices located outside of the United States of America were approximately 29%, 31% and 43% for the fiscal years ended March 31, 2003, 2002 and 2001, respectively.

        Comprehensive Income (Loss)—Comprehensive income (loss) encompasses all changes in equity other than those with stockholders and consists of net loss and foreign currency translation adjustments. The Company does not provide for U.S. income taxes on foreign currency translation adjustments because it does not provide for such taxes on undistributed earnings of foreign subsidiaries. Accumulated Other Comprehensive Income consists entirely of cumulative translation adjustments.

        Use of Estimates—The preparation of the financial statements in conformity with accounting principles generally accepted in the United States of America requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities, the disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates.

        Reclassifications—Certain reclassifications have been made to prior period amounts to conform with current period presentation

Recently Adopted Accounting Standards

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

        The Company adopted certain provisions of SFAS No. 141 as of July 1, 2001 as required for business combinations initiated after June 30, 2001, and the remaining provisions of SFAS No. 141 and SFAS No. 142 became effective for the Company on April 1, 2002. Upon adoption of SFAS No. 142, the Company evaluated its existing intangible assets and goodwill that were acquired in purchase business combinations and to make any necessary reclassifications in order to conform with the new classification criteria in SFAS No. 141 for recognition separate from goodwill. The Company assessed the useful lives and residual values of all intangible assets acquired, and made any necessary amortization period adjustments during the three-month period ended June 30, 2002. Intangible assets identified as having an indefinite useful life were tested for impairment in accordance with the transition provisions of SFAS No. 142.

        To accomplish this, the Company determined it operated a single reporting unit and determined the carrying value of its reporting unit by assigning the assets and liabilities, including the existing goodwill and intangible assets, to that reporting unit as of April 1, 2002. The Company determined the fair value of its reporting unit and compared it to the carrying amount of the reporting unit. As of March 31, 2002, the Company had unamortized goodwill in the amount of $26.8 million and unamortized identifiable intangible assets in the amount of $6.9 million, all of which were subject to the transition provisions of SFAS No. 142. Since the fair value of the reporting unit exceeded it carrying amount, no goodwill impairment was recorded upon adoption of SFAS No. 142.

        The Company's primary assessment of the fair value of its reporting unit is based on its market capitalization at the time of the assessment. The Company will continue to assess for impairment at each fiscal year end or at any time it becomes aware of factors or circumstances that would warrant the assessment for impairment.

        The following table presents details of the Company's intangible assets and goodwill (in thousands):

	Gross Carrying Amount	Accumulated Amortization	Balance
March 31, 2003
Assets subject to amortization:
Installed base, including core technology	$10,400	$6,067	$4,333

Assets not subject to amortization:
Goodwill, including assembled workforce			$27,684

March 31, 2002
Assets subject to amortization:
Installed base, including core technology	$10,400	$3,467	$6,933
Assembled workforce	2,080	924	1,156
Goodwill	38,413	12,778	25,635

	$50,893	$17,169	$33,724

        The following table reconciles changes to goodwill for the year ended March 31, 2003 (in thousands):

Balance as of March 31, 2002	$26,791
Settlement of contingency based on earnings for General Automation acquisition	1,043
Adjustment for refund of over-funded pension obligation acquired	(150)

Balance as of March 31, 2003	$27,684

        The Company had aggregate amortization expense of $2.6 million for the year ended March 31, 2003.

        In July 2002, we settled all claims with General Automation, Inc., dba GA eXpress ("General Automation"), for the sum of $2,000,000. We paid $1,000,000 of this amount concurrently with the signing of the Settlement Agreement and Mutual Release (the "Settlement Agreement") in July 2002; $400,000 was paid in December 2002; and the remaining $600,000 is payable in June 2003 (the "Installment Payment"). The Installment Payment will be due and payable in full immediately if: (i) we make an assignment for the benefit of creditors or apply for or consent to the appointment of a receiver, trustee or similar officer, and such appointment is not discharged within 30 days after such appointment; (ii) any bankruptcy, insolvency, reorganization liquidation or other proceeding is instituted by or against us, and is not discharged within 30 days after such institution; (iii) we assign or purport to assign our rights or obligations under the Settlement Agreement; (iv) we merge, consolidate or sell all or substantially all of our assets; or (v) we dissolve or cease active conduct of our business.

        Estimated amortization expense for future periods is as follows (in thousands):

        For the Year Ended:

March 31, 2004	$2,600
March 31, 2005	$1,733

        The following table reconciles previously reported net loss as if the provisions of SFAS No. 142 were in effect in the prior fiscal years (in thousands except per share amounts):

	For the year ended March 31,
	2003	2002	2001
Reported net loss	$(3,419)	$(20,425)	$(14,186)
Add back: Goodwill and assembled workforce amortization, net of taxes	—	10,561	3,141

Adjusted net loss	(3,419)	(9,864)	(11,045)
Reported basic and diluted loss per common share	$(0.19)	$(1.23)	$(1.21)
Add back: Goodwill and assembled workforce amortization, net of taxes	—	0.64	0.27

Adjusted basic and diluted loss per common share	$(0.19)	$(0.59)	$(0.94)

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

        In July 2002, the FASB issued SFAS No. 146, "Accounting for Costs Associated with Exit or Disposal Activities," ("SFAS No. 146"). SFAS No. 146 requires companies to recognize costs associated with exit or disposal activities when they are incurred rather than at the date of a commitment to an exit or disposal plan. Examples of costs covered by the standard include lease termination costs and certain employee severance costs that are associated with a restructuring, discontinued operations, plant closing, or other exit or disposal activities. The Company adopted the provisions of SFAS No. 146 on January 1, 2003. This statement applies on a prospective basis to exit or disposal activities that are initiated after December 31, 2002.

        The Company adopted the initial recognition and measurement provisions of Financial Accounting Standards Board ("FASB") Interpretation ("FIN") No. 45, "Guarantor's Accounting and Disclosure Requirements for Guarantees, Including Indirect Guarantees of Indebtedness of Others", on January 1, 2003, which apply on a prospective basis to guarantees issued or modified after December 31, 2002. The Company adopted the disclosure provisions of FIN No. 45 during the quarter ended March 31, 2003. In the ordinary course of business, the Company is not subject to potential obligations under guarantees that fall within the scope of FIN No. 45 except for standard indemnification and warranty provisions that are contained within many of its customer license and service agreements, and these give rise only to the disclosure requirements prescribed by FIN No. 45. In addition, under previously existing accounting principles generally accepted in the United States of America, the Company continues to monitor the conditions that are subject to the guarantees and indemnifications to identify whether it is probable that a loss has occurred, and would recognize any such losses under the guarantees and indemnifications when those losses are estimable.

        Indemnification and warranty provisions contained within the Company's customer license and service agreements are generally consistent with those prevalent in the Company's industry. The duration of the Company's service warranties generally does not exceed 30 days following completion of its services. The Company has not incurred significant obligations under customer indemnification or warranty provisions historically and does not expect to incur significant obligations in the future. Accordingly, the Company does not maintain accruals for potential customer indemnification or warranty-related obligations. The maximum potential amount of future payments that the Company could be required to make is generally limited under the indemnification provisions in its customer license and service agreements.

        In June 2001, the FASB issued SFAS No. 143, "Accounting for Asset Retirement Obligations" ("SFAS No. 143"). SFAS No. 143 requires the Company to record the fair value of an asset retirement obligation as a liability in the period in which it incurs a legal obligation associated with the retirement of tangible long-lived assets that result from the acquisition, construction, development or normal use of the assets. The Company also records a corresponding asset, which is depreciated over the life of the asset. Subsequent to the initial measurement of the asset retirement obligation, the obligation will be adjusted at the end of each period to reflect the passage of time and changes in the estimated future cash flows underlying the obligation. The Company adopted SFAS No. 143 on April 1, 2003. The adoption has not had and is not expected to have a material effect on the current or future financial condition or results of operations.

        In April 2002, the FASB issued SFAS No. 145, "Rescission of the FASB Statements No. 4, 44 and 64, Amendment of FASB Statement No. 13, and Technical Corrections," ("SFAS No. 145"). SFAS No. 145 eliminates the requirement to classify gains and losses from the extinguishment of indebtedness as extraordinary, requires certain lease modifications to be treated the same as a sale-leaseback transaction, and makes other non-substantive technical corrections to existing pronouncements. SFAS No. 145 is effective for fiscal years beginning after May 15, 2002. The Company expects the only future impact, if any, of SFAS No. 145 to be the reclassification of extraordinary gains and losses to interest expense and income taxes if such gains or losses are incurred.

        On January 17, 2003, the FASB issued FASB Financial Interpretation No. 46, "Consolidation of Variable Interest Entities," which requires extensive disclosures and will require companies to evaluate variable interest entities created after January 31, 2003 and existing entities to determine whether to apply the Interpretation's consolidation approach to them. Companies must apply the Interpretation to entities with which they are involved if the entity's equity has specified characteristics. If it is reasonably possible that a company will have a significant variable interest in a variable interest entity at the date the Interpretation's consolidation requirements become effective, the company must disclose the nature, purpose, size and activities of the variable interest entity and the consolidated enterprise's maximum exposure to loss resulting from its involvement with the variable interest entity in all financial statements issued after January 31, 2003 regardless of when the variable interest entity was created. Since the Company has no interest in any variable interest entity, the Company believes that the adoption of this interpretation will not have a material impact on its consolidated financial position or results of operations.

        The Emerging Issues Task Force "EITF" recently reached a consensus for EITF 00-21, "Revenue Arrangements with Multiple Deliverables." EITF 00-21 provides accounting guidance for allocation of revenue where delivery or performance of products, services or performance may occur at different points in time or over different periods of time. Companies are required to adopt this consensus for fiscal periods beginning after June 15, 2003. The Company believes the adoption of EITF 00-21 will not have a material impact on the Company's financial position, results of operations, or liquidity.

        In May 2003, the FASB issued SFAS No. 150, "Accounting for Certain Financial Instruments with Characteristics of both Liabilities and Equity" ("SFAS No. 150"). SFAS No. 150 establishes standards for how an issuer classifies and measures certain financial instruments with characteristics of both liabilities and equity. It requires that an issuer classify a financial instrument that is within its scope as a liability (or an asset in some circumstances). Many of those instruments were previously classified as equity. This statement is effective for financial instruments entered into or modified after May 31, 2003, and otherwise is effective for the Company's quarter beginning July 1, 2003. For financial instruments created before the issuance date of this Statement and still existing at the beginning of the interim period of adoption, transition shall be achieved by reporting the cumulative effect of a change in accounting principle by initially measuring the financial instruments at fair value or other measurement attribute required by this statement. The Company believes the adoption of SFAS No. 150 will not have a material impact on its consolidated financial position or results of operations.

3. Property, Furniture and Equipment

        Property, furniture and equipment at March 31 consisted of (in thousands):

	2003	2002
Land and buildings	$675	$625
Office equipment, furniture and fixtures	4,879	4,436

Total	5,554	5,061
Accumulated depreciation and amortization	(4,674)	(4,151)

	$880	$910

4. Business Acquisition

        On December 1, 2000, the Company completed its acquisition of PickAx, Inc. ("PickAx"), the parent company of Pick Systems. Accordingly, the consolidated financial statements presented herein for the year ended March 31, 2001 include only the four months of activity for PickAx since the date of acquisition.

        The consideration paid by the Company to PickAx stockholders in connection with the purchase consisted of approximately 2,563,000 newly issued shares of the Company's common stock in exchange for all of the outstanding capital stock of PickAx. An additional 284,797 shares were potentially issuable in the event that revenue of the combined companies reached certain specified levels by December 31, 2001; however, such revenue targets were not achieved. In addition, the Company assumed pre-existing PickAx employee stock options to purchase 3,022,000 shares of PickAx common stock, which were exchanged for options to purchase 1,538,673 shares of the Company's common stock at an option exercise price adjusted for the exchange ratio. The Company also agreed to issue warrants to purchase 1,981,218 shares of the Company's common stock subject to anti-dilutive adjustments in exchange for pre-existing warrants to purchase 4,323,500 shares of PickAx common stock. An additional 220,135 warrants were to be issued in the event that revenue of the combined companies reached certain specified levels by December 31, 2001; however, such revenue targets were not achieved.

        All of these exchanges in the acquisition were based upon a negotiated exchange ratio of 0.50916 shares of the common stock of the Company for each share of PickAx common stock. In addition, a convertible promissory note previously issued by PickAx to Astoria Capital Partners, L.P. (Astoria) in the amount of $18,525,000 in principal and accrued interest was exchanged for a new nonconvertible promissory note made by the Company in the same amount, and Astoria also received warrants to purchase an additional 500,000 shares of the Company's common stock at an exercise price of $7.00 per share, subject to certain anti-dilutive adjustments. The additional warrants were valued at $4,960,000 using the Black-Sholes option-pricing model and recorded as a discount against the note. As a result, the debt is recorded at a discount from its face amount and the discount is being accreted to its maturity value using the interest method.

        As a condition to closing the acquisition, the Company was required to negotiate the terms and effect the conversion of its $3,000,000 note payable to Astoria, the controlling stockholder of PickAx and a significant stockholder of the Company. The final terms of this conversion were established on November 30, 2001, when Astoria, through the exercise of a stock warrant effectively converted the note with a principal and accrued interest balance of $3,227,000 into 645,467 shares of common stock. Because this conversion was an integral part of the merger agreement and the terms were not established until just prior to the closing, the shares issued by the Company in the acquisition were valued at $4.13 per share, the fair value of the Company's common stock at and just prior to the closing date. The value of the shares reserved by the Company for the PickAx options and warrants was $3.95 per share using the Black-Scholes option model for options and warrants.

        The components of the purchase price were as follows (in thousands):

Common stock issued	$10,574
Stock warrants assumed	7,820
Debt converted to common stock	6,810
Stock warrants issued with debt	4,960
Unvested stock options assumed	4,866
Vested stock options assumed	1,216

Total	$36,246

Assumptions used in Black-Scholes computation for options and warrants assumed included an assumed volatility of 180%, a risk-free rate of 5.42%, a dividend rate of 0%, and lives ranging from 4.25 to 4.5.

        A valuation of the intangible assets acquired was performed and the purchase price was allocated as follows (in thousands):

Net tangible liabilities acquired	$(13,986)
Assembled workforce	2,080
Installed base	10,400
Goodwill	37,752

Total cost of acquisition	$36,246

        The summarized unaudited pro forma consolidated results of operations presented below reflect the effect of the acquisition as if it had occurred at the beginning of the period presented. The summarized unaudited pro forma consolidated results of operations are not necessarily indicative of operating results that would have been achieved had the acquisition been consummated at the beginning of the periods presented and should not be construed as representative of future operations (in thousands except per share data):

Year Ended March 31, 2001
Revenue	$20,743
Net loss	(30,257)
Net loss per share	$(3.35)

        The Company has reported the results of operations for three fiscal years ended March 31, 2003. Due to the purchase acquisition of PickAx by Raining Data Corporation, the results for the years ended March 31, 2003 and 2002 are not comparable to the prior fiscal year. The historical results for the fiscal year ended March 31, 2001 contains only four months of combined operations.

5. Long-Term Debt

        Long-term debt of the Company, including the Note Payable to Astoria, the Company's largest stockholder, as of March 31, 2003 and March 31, 2002 included (in thousands):

	March 31, 2003	March 31, 2002
Note payable to Astoria	$22,140	$18,525
Plus accrued interest	182	2,013
Less unamortized discount	(427)	(2,036)

	21,895	18,502
Notes payable and accrued interest—other stockholders	—	798
Note payable and accrued interest—individual	256	250
Note payable related to asset purchase	—	108
Note payable—other	—	3
Other long-term liabilities	102	48

Total debt	22,253	19,709
Less current portion of long-term debt	(321)	(1,207)

Total long-term debt	$21,932	$18,502

        On January 30, 2003, the Company entered into a Note Exchange Agreement with Astoria, to replace the existing Secured Promissory Note dated November 30, 2000, as amended, held by Astoria. Under the terms of the Note Exchange Agreement, the Company issued to Astoria a Convertible Subordinated Note having a principal amount of approximately $22 million, which principal amount was equal to the outstanding principal and accrued interest payable on the Secured Promissory Note as of the date of the agreement. The Convertible Subordinated Note is convertible into common stock at a price of $5.00 per share. The Convertible Subordinated Note matures May 30, 2008, extending the May 30, 2003 maturity date of the Secured Promissory Note. The interest rate is 5% per annum, versus the interest rate of 10% per annum under the Secured Promissory Note. Interest will be payable quarterly at the Company's option in cash or through increases to the outstanding principal of the Convertible Subordinated Note. Increases to the principal are to be done via issuance of a payment in kind ("PIK") note on a quarterly basis. The exchange of Notes is considered a troubled debt restructuring. Because the total future cash payments specified by the new terms of the Convertible Subordinated Note did not exceed the carrying value of the Secured Promissory Note and related accrued interest, the effects of the change are being reflected prospectively through a reduction in the effective interest rate used to record interest expense on the Convertible Subordinated Note. Effective April 1, 2003, the Company issued a PIK note to Astoria for the accrued interest due April 1, 2003.

        Two limited partners in RCJ Capital Partners LP and a third individual related to those partners loaned the Company $750,000 in August 2000. The loans were for two years with annual interest at 4% payable semiannually. The notes provided for the automatic conversion of the principal and unpaid interest into shares of the Company's stock at a conversion price of $6.17 on August 23, 2002. The Company issued 131,574 shares of common stock on August 23, 2002 in connection with the automatic conversion. Geoffrey P. Wagner, a director of the Company, is the sole general partner of Rockport Group LP, which is the sole general partner of RCJ Capital Partners LP.

        The Phillip and Debra Barrett trust, a stockholder of the Company, loaned the Company $250,000 in September 2000. The loan, as amended, had a maturity of April 2, 2003 with interest at 10% per annum, payable quarterly. The note was paid in full on April 2, 2003.

        Net interest expense is comprised of the following components (in thousands):

	2003	2002	2001
Interest expense	$3,440	$3,947	$1,369
Interest income	(31)	(60)	(52)

Net interest expense	$3,409	$3,887	$1,317

6. Series A Convertible Preferred Stock

        The Company had 300,000 outstanding shares of Series A convertible preferred stock ("Series A") authorized, issued and outstanding at March 31, 2003 and 2002. Holders of Series A are entitled to that number of votes equal to the number of shares of common stock into which Series A is then convertible. Dividends are paid at the option of the Board of Directors at the rate of $0.125 per share per annum, in preference to all other stockholders. Series A ranks senior to the Company's common stock as to liquidation rights. Each share of Series A may be converted at the option of the holder into 1.667 shares of common stock. In effecting the conversion, any unpaid dividends on Series A shall be disregarded. No dividends have been declared on the Series A since its issuance.

7. Warrants

        During April 1999, the 1993 Directors' Warrant Plan and the 1993 Advisors' Plan were terminated, except as such plans apply to any warrants then outstanding under such Plans.

        The following table summarizes the warrants outstanding, excluding the 2,572,501 warrants, as adjusted, issued by the Company in connection with its acquisition of PickAx at exercise prices ranging from $2.29 to $6.54:

	Warrants	Exercise Price	Weighted Average Remaining Contractual Life (Years)
Warrants outstanding at March 31, 2000	152,248	$.72 - $33.75	1.91
Exercised	(25,833)	$0.72
Cancelled	(21,666)	$10.94

Warrants outstanding at March 31, 2001	104,749	$.72 - $33.75	1.95
Cancelled	(16,498)	$10.94 - $33.75

Warrants outstanding at March 31, 2002	88,251	$.72 - $ 6.88	1.29
Cancelled	(334)	$6.88

Warrants outstanding at March 31, 2003	87,917	$ .72	0.29

        The warrants expire on July 17, 2003. At March 31, 2003, there were 87,917 warrants exercisable at a weighted average exercise price of $0.72.

        As part of the acquisition of PickAx, the Company assumed the warrant obligations for PickAx stock after adjusting both the exercise price and shares underlying the warrants for the conversion ratio of 0.50916, which was the same ratio used for acquiring the PickAx common stock. All the PickAx warrants are for a term of five years from the date of grant. At March 31, 2003 there were 2,072,501 of the assumed warrants outstanding to purchase shares of the Company's common stock at an exercise price of $2.35 per share, expiring at various dates through March 2005.

        In connection with the merger with PickAx, a promissory note previously issued by PickAx to its controlling stockholder, Astoria was exchanged for a new promissory note from the Company. In addition, Astoria received warrants to purchase 500,000 shares of the Company's common stock at an original exercise price of $7.00 that has been adjusted to $6.51 per share, due to certain anti-dilutive adjustments as provided for in the warrant.

8. Stock Options

        In April 1999, the Company adopted a new stock option plan ("1999 Plan"). In conjunction with the adoption of the 1999 Plan, the Company terminated all other plans, except as to options then issued and outstanding as to such plans. The 1999 Plan authorizes grants of options to purchase up to 5,000,000 shares of authorized but unissued common stock. Stock options are generally granted with an exercise price equal to the stock's fair market value at the date of grant. All options under the 1999 Plan have ten-year terms and generally vest ratably over a period of four years. As of March 31, 2003, there were 1,176,522 shares available for future option grants under the 1999 Plan.

        The following table presents information about outstanding stock options as of March 31, 2003:

		Weighted Average		Options vested and exercisable
Range of Exercise Price	Options Outstanding	Exercise Price	Remaining Contractual Life	Number of Options	Weighted Avg. Exercise Price
$0.75 - $ 1.00	157,317	$0.92	9.02	38,149	$0.83
$1.02 - $ 3.00	2,782,142	$1.96	7.54	1,901,375	$1.84
$3.05 - $ 8.50	1,119,401	$4.43	7.77	660,146	$4.33
$15.63 - $52.50	56,620	$19.75	6.34	44,328	$20.53

$0.75 - $52.50	4,115,480	$2.84	4.64	2,643,998	$2.76

        A summary of changes in common stock options is as follows:

	Shares	Weighted Average Exercise Price Per Share
Options outstanding as of March 31, 2000	1,656,359	$4.22
Granted	924,400	$4.97
Assumed in acquisition of PickAx	1,538,673	$2.95
Cancelled	(804,877)	$9.12
Exercised	(333,964)	$1.15

Options outstanding as of March 31, 2001	2,980,591	$4.33
Granted	2,196,275	$2.50
Cancelled	(939,119)	$4.30
Exercised	(71,873)	$1.08

Options outstanding as of March 31, 2002	4,165,874	$3.40
Granted	655,000	$1.83
Cancelled	(702,738)	$5.46
Exercised	(2,656)	$0.87

Options outstanding as of March 31, 2003	4,115,480	$2.84

        Grants in the above table include options whose exercise price was less than the fair value of the Company's common stock on the date of grant. These included options to purchase 341,650 shares of common stock at a weighted-average exercise price of $5.04 for the year ended March 31, 2001 and options to purchase 1,363,820 shares of common stock at a weighted-average exercise price of $1.74 per share for the year ended March 31, 2002.

        The Company had $145,000, $523,000 and $2,073,000 of deferred stock-based compensation related to employee stock options as of March 31, 2003, 2002 and 2001, respectively, and recognized stock-based compensation expense of $351,000, $1,247,000 and $1,755,000 during the years ended March 31, 2003, 2002 and 2001, respectively, as a result of granting stock options with exercise prices below the estimated fair value of the Company's common stock at the date of grant. Deferred stock-based compensation has been presented as a component of stockholders' equity and is being amortized as a charge to expense over the vesting period of the applicable options.

9. Employee Stock Purchase Plan

        On December 12, 2001, the Board of Directors approved the Company's 2001 Employee Stock Purchase Plan (the "Purchase Plan") to provide employees of the Company with an opportunity to purchase common stock of the Company through accumulated payroll deductions. The maximum number of shares of common stock made available for sale under the Purchase Plan is one million (1,000,000) shares. The offer periods of six (6) months' duration commence each February 15 and August 15. An employee may contribute between one percent (1%) and not exceeding ten percent (10%) of their compensation not to exceed $21,250 per calendar year. Individual employee share purchases are limited to 1,500 shares per offer period. Employees are able to purchase the stock at an amount equal to 85% of the market value of a share of common stock on the enrollment date or on the exercise date, whichever is lower. Through March 31, 2003, 127,149 shares had been issued to employees under the Purchase Plan.

10. Income Taxes

        The provision for income tax attributable to income from continuing operations consisted of $30,000 for the year ended March 31, 2003 related to current foreign obligations. The foreign net income (loss) before income taxes was approximately $807,000, $435,000 and ($1,170,000) in fiscal year 2003, 2002 and 2001, respectively.

        A reconciliation of the expected U.S. Federal tax expense (benefit) attributable to income from continuing operations differed from the amounts computed by applying the statutory U.S. Federal statutory tax rate to pretax income from continuing operations as follows:

	2003	2002	2001
Expected U.S. Federal tax	(34.0)%	(34.0)%	(34.0)%
State taxes	(5.3)%	(5.3)%	(5.0)%
Foreign taxes	1.1%	0.0%	0.0%
Change in valuation allowance	43.0%	18.5%	24.5%
Nondeductible goodwill amortization	0.0%	20.8%	14.4%
Other	(3.8)%	0.0%	0.1%

Actual effective tax rate	1.0%	0.0%	0.0%

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

	2003	2002
Deferred tax assets:
Net operating loss carryforwards	21,370	22,131
Accruals and reserves recognized in different periods	1,719	1,700
Research and experimental credits carryforwards	1,840	1,490
Depreciation	76	—
State taxes	265	286

Total deferred assets	25,270	25,607
Less valuation allowance	(23,084)	(22,380)

Total deferred tax asset	2,186	3,227
Deferred tax liabilities:
Purchased intangibles	(2,186)	(3,222)
Depreciation	—	(5)
State income taxes	—	—

Net deferred tax asset	—	—

        Due to uncertainties surrounding the timing of realizing the benefits of its net favorable tax attributes in the future tax returns, the Company has recorded a full valuation allowance against its net deferred tax assets at March 31, 2003, 2002 and 2001. The net change in the valuation allowance was an increase (decrease) of $704,000 in 2003 and $(4,397,000) in 2002.

        At March 31, 2003, the Company had net operating loss carryforwards of $57.9 million for federal income tax purposes and $11.7 million for state tax purposes expiring at various dates through 2022.

During fiscal 2003, $2.5 million of federal net operating losses expired. Any changes in ownership, as defined by Section 382 of the Internal Revenue Code, may limit the amount of net operating loss carryforwards that can be used in any one year.

        As a result of the Company's acquisition of PickAx, the Company assumed preacquisition federal net operating loss carryforwards of $6.1 million and foreign net operating loss carryforwards of $6.1 million and foreign net operating loss carryforwards of $2.1 million. A valuation allowance has been recorded against deferred tax assets attributable to these net operating loss carryforwards. In the event these net operating loss carryforwards are realized in the future, the benefit will be recorded as a reduction of goodwill.

11. Retirement Plans

        The Company sponsors a 401(k) Savings and Retirement Plan ("the Plan") for substantially all of its employees in the United States. Employees meeting the eligibility requirements may contribute specified percentages of their salaries. Under the Plan, which is qualified under Section 401(k) of the federal tax laws, the Company's Board of Directors, at its sole discretion, may make discretionary profit-sharing contributions at 50% of the employees' contributions up to 4% of the employees' total compensation, to the Plan. For the years ended March 31, 2003, 2002 and 2001, discretionary annual contributions of $0, $67,600 and $46,800, respectively, were made to the Plan.

        The Company sponsors the Raining Data UK Limited Retirement Benefits Scheme ("RDUKL Plan") for substantially all of its employees in the United Kingdom. The RDUKL Plan is a defined contribution plan that provides retirement benefits upon attaining normal retirement age, and incidental benefits in the case of death or termination of employment prior to retirement. Raining Data UK contributes an amount ranging from 3% to 8% of each participant's compensation to fund such benefits. In addition, participants are entitled to make voluntary contributions under the RDUKL Plan. The Company contributed approximately $87,000, $86,500 and $78,600 to the RDUKL Plan for the years ended March 31, 2003, 2002 and 2001, respectively.

12. Commitments and Contingencies

        Leases—The Company leases office space and certain equipment under noncancelable operating lease agreements with terms expiring through 2007. Rent expense related to operating these leases is recognized ratably over the entire lease term. The Company is required to pay property taxes, insurance and normal maintenance costs.

        Future minimum lease payments under noncancelable operating leases with initial or remaining lease terms in excess of one year as of March 31, 2002 are as follows (in thousands):

Year Ending March 31,	Operating Leases
2004	$1,175
2005	1,145
2006	599
2007	60
2008 and thereafter	4

Total minimum lease payments	$2,983

        As of March 31, 2003, the total of minimum rentals to be received in the future under noncancelable subleases through October 2005 was $646,000.

        Rent expense of $977,000, $884,000 and $385,000 was incurred in 2003, 2002 and 2001, respectively.

        The Company is subject from time to time to litigation, claims and suits arising in the ordinary course of business. As of March 31, 2003, the Company was not a party to any material litigation, claim or suit.

13. Segment Information

        The Company operates as a single reportable segment. International operations consist primarily of foreign sales offices selling software developed in the United States of America combined with local service revenue. The following table summarizes consolidated financial information of the Company's operations by geographic location (in thousands):

	North America	Europe/ Africa	Total
Fiscal Year 2003
Net revenue	$14,950	$6,056	$21,006
Operating income (loss)	(1,320)	1,293	(27)
Interest and other expense (income), net	3,364	25	3,389
Total assets	37,529	3,365	40,894
Depreciation and amortization	2,822	95	2,917
Net income (loss)	(4,751)	1,332	(3,419)
Fiscal Year 2002
Net revenue	$13,215	$6,052	$19,267
Operating income (loss)	(17,515)	1,249	(16,266)
Interest and other expense, net	4,226	(67)	4,159
Total assets	38,101	2,857	40,958
Depreciation and amortization	13,270	167	13,437
Net income (loss)	(21,741)	1,316	(20,425)
Fiscal Year 2001
Net revenue	$5,306	$4,013	$9,319
Operating loss	(11,530)	(869)	(12,399)
Interest and other expense, net	1,487	300	1,787
Total assets	49,924	2,931	52,855
Depreciation and amortization	4,531	174	4,705
Net loss	(13,017)	(1,169)	(14,186)

        The Company operates in one business segment engaged in the design, development, sale and support of software infrastructure. The following table represents the Net Revenue from the Company's business segment by two of its product lines, Multi-dimensional Database Management Systems ("MDMS") and Rapid Application Development Tools ("RAD Tools") and by office location (in thousands). For comparative purposes, the information is presented for the periods of combined operations beginning with the first full fiscal year following the merger in December 2000. The Company had not recorded any sales from its XDMS or PDP product lines as of March 31, 2003:

	Year ended March 31,
	2003	2002
MDMS Products:
United States	$13,683	$12,260
United Kingdom	1,527	1,705
France	1,668	1,782
Germany	—	—

	$16,878	$15,747
RAD Tools:
United States	$1,267	$1,035
United Kingdom	913	905
France	678	387
Germany	1,270	1,193

	$4,128	$3,520

Total Net Revenue	$21,006	$19,267

EXHIBIT INDEX

Exhibit	Description
3.1	Restated Certificate of Incorporation of the Registrant dated June 4, 2003.
3.2
Amended and Restated Bylaws of the Registrant, dated April 22, 2002 (included as Exhibit 3.1 to the Registrant's Form 10-QSB filed with the Commission on August 13, 2002 and incorporated herein by reference).
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
4.2
Registration Rights Agreement by and among the Registrant, Astoria Capital Partners, L.P., Harrison H. Augur, Keogh MP and Robert D. van Roijen dated as of December 4, 2000, as amended on April 3, 2003, (included as Exhibit 4.3 to the Registrant's Form 10-QSB filed with the Commission on August 13, 2002 and incorporated herein by reference).
4.3	Sixth Amendment to the Registration Rights Agreement by and among the Registrant, Astoria Capital Partners, L.P., Harrison H. Augur, Keogh MP and Robert D. van Roijen dated as of April 1, 2003.
4.4
Registration Rights Agreement by and between the Registrant and Astoria Capital Partners, L.P., dated as of September 27, 2001, as amended on April 3, 2002 (included as Exhibit 4.2 to the Registrant's Form 10-QSB filed with the Commission on August 13, 2002 and incorporated herein by reference).
4.5
Third Amendment to Registration Rights Agreement by and between the Registrant and Astoria Capital Partners, L.P., dated as of September 27, 2001, as amended on January 30, 2003 (included as Exhibit 4.3 to the Registrant's Form 8-K filed with the Commission on January 30, 2003 and incorporated herein by reference),
4.6
Note Exchange Agreement between the Registrant and Astoria Capital Partners, L.P. dated January 30, 2003 (included as Exhibit 4.1 to the Registrant's Form 8-K filed with the Commission on January 30, 2003 and incorporated herein by reference).
4.7
5% Convertible Subordinated Note Due 2008 between the Registrant and Astoria Capital Partners, L.P. dated January 30, 2003 (included as Exhibit 4.2 to the Registrant's Form 8-K filed with the Commission on January 30, 2003 and incorporated herein by reference).
4.8	Form of payment in kind note, as referenced in the 5% Convertible Subordinated Note, between the Registrant and Astoria Capital Partners, L.P.
4.9
Common Stock Purchase Warrant issued by the Registrant to Astoria Capital Partners, L.P. dated November 30, 2000 (included as Exhibit 4.4 to the Registrant's Form 10-QSB filed with the Commission on February 14, 2001 and incorporated herein by reference).
4.10
Registration Rights Agreement dated May 7, 2002, by and among the Registrant and Thomas A. Arata, Jr., Edward A. Runci, Jr. and Wall & Bullington, LLC (included as Exhibit 4.4 to the Registrant's 10-QSB filed with the Commission on August 13, 2002 and incorporated herein by reference).
4.11
Form of Amended and Restated Common Stock Purchase Warrant between the Registrant and Astoria Capital Partners, dated April 1, 2003. Originally issued as an Exchange Warrant on December 1, 2000 to holders of PickAx Warrants.

10.1	1999 Stock Option Plan, as amended on June 21, 2002 (included as Exhibit 10.4 to the Registrant's 10-QSB filed with the Commission on August 13, 2002 and incorporated herein by reference).
10.2
2001 Employee Stock Purchase Plan as amended on December 28, 2001 (included as Exhibit 10.1 to the Registrant's Form 10-QSB filed with the Commission on March 21, 2002 and incorporated herein by reference).
10.3
Option Agreement dated September 24, 2001, between the Registrant and Carlton H. Baab (included as Exhibit 10.22 of Registrant's Form 10-QSB filed with the Commission on November 14, 2001 and incorporated herein by reference).
10.4
Service Agreement by and between the Registrant and Gwyneth Gibbs dated April 1, 2000 (included as Exhibit 10.16 to the Registrant's Form 10-KSB filed with the Commission on June 29, 2001 and incorporated herein by reference).
10.5
Form of Indemnification Agreement entered into with officers and directors of Registrant (included as Exhibit 10.2 to the Registrant's Form 10-QSB filed with the Commission on March 21, 2002 and incorporated herein by reference).
10.6
Settlement Agreement and Mutual Release, between General Automation, Inc. dba GA eXpress and Raining Data, U.S., Inc. f/k/a Pick Systems, dated July 26, 2002. (included as Exhibit 4.1 to the Registrant's Form 8-K filed with the Commission on August 2, 2002 and incorporated herein by reference).
10.7
Compromise and Settlement Agreement, dated April 29, 2002, between the Registrant, PickAx, Inc., Pick Systems, Inc. and Thomas A. Arata, Jr., and Edward A. Runci, Jr. (included as Exhibit 10.2 to the Registrant's 10-QSB filed with the Commission on August 13, 2002 and incorporated herein by reference).
10.8
Amendment to Stock Option Agreement, dated June 21, 2002, between the Registrant and Soheil Raissi (included as Exhibit 10.5 to the Registrant's 10-QSB filed with the Commission on August 13, 2002 and incorporated herein by reference).
10.9
Offer Letter Agreement, effective April 15, 2002, between the Registrant and Brian C. Bezdek (included as Exhibit 10.6 to the Registrant's 10-QSB filed with the Commission on August 13, 2002 and incorporated herein by reference).
10.10
Offer Letter Agreement, effective March 18, 2002, between the Registrant and Boris Geller (included as Exhibit 10.7 to the Registrant's 10-QSB filed with the Commission on August 13, 2002 and incorporated herein by reference).
10.11
Stock Option Agreement, dated December 21, 2002 between the Registrant and Brian C. Bezdek (included as Exhibit 10.2 to the Registrant's 10-QSB filed with the Commission on February 12, 2003 and incorporated herein by reference).
10.12	Severance and Change of Control Agreement, dated April 5, 2003, between the Registrant and Carlton H. Baab.
21.1	Subsidiaries of the Registrant (included as Exhibit 21.1 to the Registrant's Form 10-KSB filed with the Commission on June 28, 2002 and incorporated herein by reference).
23.1	Consent of KPMG LLP.
24.1	Power of Attorney (included in the signature page and incorporated herein by reference).
99.1	Certifications of Chief Executive Officer and Chief Financial Officer.

QuickLinks

INDEX
PART I
  Item 1. Description of Business
  Item 2. Description of Property
  Item 3. Legal Proceedings
  Item 4. Submission of Matters to a Vote of Security Holders
PART II
  Item 5. Market for Common Equity and Related Stockholder Matters
  Item 6. Management's Discussion and Analysis
  Item 7. Financial Statements
  Item 8. Changes in and Disagreements with Accountants on Accounting and Financial Disclosure
PART III
  ITEM 9. DIRECTORS, EXECUTIVE OFFICERS, PROMOTERS, AND CONTROL PERSONS; SECTION 16(a) BENEFICIAL OWNERSHIP REPORTING COMPLIANCE
  ITEM 10. EXECUTIVE COMPENSATION
  ITEM 11. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS
  ITEM 12. CERTAIN RELATIONSHIPS AND RELATED PARTY TRANSACTIONS
  Item 13. Exhibits and Reports on Form 8-K
  ITEM 14 . Controls And Procedures
SIGNATURES
POWER OF ATTORNEY
CERTIFICATIONS
EXHIBIT INDEX