Form 10QSB
period 2003-06-30
RAINING DATA CORP
filed 2003-08-13
CIK 820738

U.S. SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-QSB

(Mark One)
☒ Quarterly Report under Section 13 or 15(d) of the Securities Exchange Act of 1934

For the quarterly period ended June 30, 2003

☐ Transition Report Pursuant to Section 13 or 15(d) of the Exchange Act

For the transition period from to

Commission File number 0-16449

RAINING DATA CORPORATION

(Exact name of registrant as specified in its charter)

Delaware	94-3046892
(State of Incorporation)	(IRS Employer Identification No.)

17500 Cartwright Road

Irvine, CA 92614

(Address of principal executive offices)

(949) 442-4400

(Registrant’s telephone number)

Check whether the issuer: (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☒  No ☐

As of July 31, 2003 there were 18,070,231 shares of registrant’s Common Stock, $.10 par value, outstanding.

Transitional Small Business Disclosure Format (Check one): Yes ☐  No ☒

RAINING DATA CORPORATION

PART I.  FINANCIAL INFORMATION

ITEM 1.  FINANCIAL STATEMENTS

RAINING DATA CORPORATION AND SUBSIDIARIES

UNAUDITED CONDENSED CONSOLIDATED BALANCE SHEETS

	June 30, 2003	March 31, 2003
	(In thousands)
ASSETS
Current assets
Cash and equivalents	$4,949	$5,279
Trade accounts receivable-net	2,287	2,142
Other current assets	274	318
Total current assets	7,510	7,739

Property, furniture and equipment-net	839	880

Intangible assets-net	3,683	4,333
Goodwill	27,684	27,684
Other assets	237	258
Total assets	$39,953	$40,894

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities
Accounts payable	$338	$600
Accrued liabilities	2,329	2,992
Deferred revenue	5,485	5,242
Current portion of long-term liabilities	64	321
Total current liabilities	8,216	9,155

Long-term debt, net of discount and excluding current portion	22,215	21,932
Total liabilities	30,431	31,087

Commitments and contingencies

Stockholders’ equity
Series A convertible preferred stock	300	300
Common stock	1,800	1,795
Additional paid-in capital	94,979	94,919
Deferred stock-based compensation	(117)	(145)
Accumulated other comprehensive income	1,172	1,050
Accumulated deficit	(88,612)	(88,112)
Total stockholders’ equity	9,522	9,807
Total liabilities and stockholders’ equity	$39,953	$40,894

See accompanying condensed notes to the unaudited condensed consolidated financial statements.

RAINING DATA CORPORATION AND SUBSIDIARIES

UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

For the Three Months Ended June 30,

	2003	2002
	(In thousands)
Net revenue
Licenses	$2,286	$2,112
Services	3,123	2,601
Total net revenues	5,409	4,713

Costs of revenues
Cost of license revenues	89	45
Cost of service revenues	489	531
Total cost of revenues	578	576

Gross profit	4,831	4,137

Cost of operations
Selling and marketing	1,457	1,124
Research and development	1,974	1,474
General and administrative	920	1,347
Stock-based compensation	50	183
Amortization of intangible assets	650	650
Total operating expenses	5,051	4,778

Operating loss	(220)	(641)

Other income (expense)
Interest expense-net	(296)	(1,111)
Other income-net	16	73
	(280)	(1,038)
Net loss	$(500)	$(1,679)

Basic and diluted net loss per share	$(0.03)	$(0.10)

Shares used in computing basic and diluted net loss per share	17,956	17,646

Supplemental information on stock-based compensation:

Departmental allocation of stock-based compensation
Cost of service revenues	$3	$3
Selling and marketing	16	16
Research and development	28	159
General and administrative	3	5
Total stock-based compensation	$50	$183

See accompanying condensed notes to the unaudited condensed consolidated financial statements.

RAINING DATA CORPORATION AND SUBSIDIARIES

UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

THREE MONTHS ENDED JUNE 30,

	2003	2002
	(In thousands)
Cash flows from operating activities:
Net loss	$(500)	$(1,679)
Adjustments to reconcile net loss to net cash used for operating activities:
Depreciation and amortization of long-lived assets	741	742
Note discount amortization	21	710
Amortization of deferred stock-based compensation	50	183
Change in assets and liabilities:
Trade accounts receivable	(58)	(448)
Other current and non-current assets	36	(40)
Accounts payable and accrued liabilities	(912)	(1,104)
Deferred revenue	209	257
Net cash used for operating activities	(413)	(1,379)

Cash flows from investing activities:
Purchases of property, furniture and equipment	(1)	(53)
Net cash used for investing activities	(1)	(53)

Cash flows from financing activities:
Proceeds from exercise of stock options and warrants	44	2
Additions to debt	278	—
Repayment of debt	(272)	(19)
Net cash provided (used) by financing activities	50	(17)

Effect of exchange rate changes on cash	34	83

Net increase (decrease) in cash and equivalents	(330)	(1,366)

Cash and equivalents at beginning of period	5,279	4,500
Cash and equivalents at end of period	$4,949	$3,134

See accompanying condensed notes to the unaudited condensed consolidated financial statements.

RAINING DATA CORPORATION AND SUBSIDIARIES

CONDENSED NOTES TO THE UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

June 30, 2003 (Unaudited)

1.  INTERIM FINANCIAL STATEMENTS

The unaudited interim condensed consolidated financial information furnished herein reflects all adjustments, consisting only of normal recurring items, which in the opinion of management are necessary to fairly state Raining Data Corporation’s (the “Company”) financial position, the results of its operations and its cash flows for the dates and periods presented and to make such information presented not misleading. Certain information and footnote disclosures, normally included in financial statements prepared in accordance with accounting principles generally accepted in the United States of America, have been omitted pursuant to SEC rules and regulations; nevertheless, management of the Company believes that the disclosures herein are adequate to make the information presented not misleading. These consolidated financial statements should be read in conjunction with the Company’s audited financial statements for the year ended March 31, 2003 contained in the Company’s Annual Report on Form 10-KSB. The results of operations for the period ended June 30, 2003 are not necessarily indicative of results to be expected for any other interim period or the fiscal year ending March 31, 2004.

Reclassifications

Certain reclassifications have been made to prior period amounts to conform to the current period presentation.

2.  RECENTLY ISSUED ACCOUNTING STANDARDS

In June 2001, the Financial Accounting StandardsBoard (“FASB”) issued SFAS No. 143, “Accounting for Asset Retirement Obligations” (“SFAS No. 143”). SFAS No. 143 requires the Company to record the fair value of an asset retirement obligation as a liability in the period in which it incurs a legal obligation associated with the retirement of tangible long-lived assets that result from the acquisition, construction, development or normal use of the assets. The Company also records a corresponding asset, which is depreciated over the life of the asset. Subsequent to the initial measurement of the asset retirement obligation, the obligation will be adjusted at the end of each period to reflect the passage of time and changes in the estimated future cash flows underlying the obligation. The Company adopted SFAS No. 143 on April 1, 2003.  The adoption has not had and is not expected to have a material effect on the current or future financial condition or results of operations.

On January 17, 2003, the FASB issued FASB Financial Interpretation No. 46, “Consolidation of Variable Interest Entities,” (“FIN No. 46”) which requires extensive disclosures about, and requires companies to evaluate, variable interest entities.  Such evaluation is required to determine whether to apply the FIN No. 46 consolidation approach to such entities. Companies must apply FIN No. 46 to entities with which they are involved if the entity’s equity has specified characteristics. If it is reasonably possible that a company will have a significant variable interest in a variable interest entity at the date the FIN No. 46 consolidation requirements become effective, the company must disclose the nature, purpose, size and activities of the variable interest entity and the consolidated enterprise’s maximum exposure to loss resulting from its involvement with the variable interest entity in all financial statements issued after January 31, 2003 regardless of when the variable interest entity was created. Since the Company has no interest in any variable interest entity, the Company believes that the adoption of this interpretation will not have a material impact on its consolidated financial position or results of operations.

In April 2002, the FASB issued SFAS No. 145, “Rescission of the FASB Statements No. 4, 44 and 64, Amendment of FASB Statement No. 13, and Technical Corrections” (“SFAS No. 145”). SFAS No. 145 eliminates the requirement to classify gains and losses from the extinguishment of indebtedness as extraordinary, requires certain lease modifications to be treated the same as a sale-leaseback transaction, and makes other non-substantive technical corrections to existing pronouncements. SFAS No. 145 is effective for fiscal years beginning after May 15, 2002. SFAS No. 145 was adopted on April 1, 2003 and did not have a material effect on the Company’s financial position or results of operations.

Recently Issued Accounting Standards Not Yet Adopted

The Emerging Issues Task Force recently reached a consensus on its tentative conclusions for EITF 00-21, “Revenue Arrangements with Multiple Deliverables”(“EITF 00-21”). EITF 00-21 provides accounting guidance for allocation of revenue where delivery or performance of products, services or performance may occur at different points in time or over different periods of time. Companies are required to adopt this consensus for fiscal periods beginning after June 15, 2003. The Company believes the adoption of EITF 00-21 will not have a material impact on the Company’s financial position, results of operations, or liquidity.

In May 2003, the FASB issued SFAS No. 150, “Accounting for Certain Financial Instruments with Characteristics of both Liabilities and Equity” (“SFAS No. 150”).  SFAS No. 150 establishes standards for how an issuer classifies and measures certain financial instruments with characteristics of both liabilities and equity.  It requires that an issuer classify a financial instrument that is within its scope as a liability (or an asset in some circumstances).  Many of those instruments were previously classified as equity.  This statement is effective for financial instruments entered into or modified after May 31, 2003, and otherwise is effective for the Company’s quarter beginning July 1, 2003.  For financial instruments created before the issuance date of SFAS No. 150 and still existing at the beginning of the interim period of adoption, transition shall be achieved by reporting the cumulative effect of a change in accounting principle by initially measuring the financial instruments at fair value or other measurement attribute required by SFAS No. 150.  The Company believes the adoption of SFAS No. 150 will not have a material impact on its consolidated financial position or results of operations.

3.  LONG-TERM DEBT

Long-term debt of the Company, including the promissory note payable to Astoria Capital Partners, L.P. (“Astoria”), the Company’s controlling stockholder, as of June 30, 2003 and March 31, 2003, is as follows (in thousands):

	June 30, 2003	March 31, 2003

Note payable to Astoria	$22,322	$22,140
Plus accrued interest	278	182
Less unamortized discount	(407)	(427)
	22,193	21,895

Note payable and accrued interest - individual	—	256
Other long-term liabilities	86	102

Total debt	22,279	22,253

Less current portion of long-term debt	(64)	(321)
Total long-term debt	22,215	21,932

As further explained in Note 5 below, in January 2003, the Company entered into a Note Exchange Agreement with Astoria replacing the Secured Promissory Note with a Convertible Subordinated Note that extended the maturity date of the debt to May 30, 2008.  As such, the amount of principal, accrued interest and unamortized discount have been classified in the accompanying Unaudited Condensed Consolidated Balance Sheets as Long-Term Debt.

4.  STOCKHOLDERS’ EQUITY

The Company’s Earnings Per Share data and Dilutive Shares Outstanding exclude 614,182 shares and 535,539 shares for the three-month periods ended June 30, 2003 and 2002, respectively, as the effect of these shares, related to options and warrants, if exercised, would have been anti-dilutive.

The change in Accumulated Other Comprehensive Income during the three-month periods ended June 30, 2003 and 2002 is the result of the effect of foreign exchange rate changes. The following table reconciles Net Loss as reported with Total Comprehensive Loss (in thousands):

	Three Months ended June 30,
	2003	2002

Net Loss Reported	$(500)	$(1,679)
Translation Adjustments, Net	122	83
Total Comprehensive Loss	$(378)	$(1,596)

Stock Options

Pro forma information assuming the Company had accounted for stock options granted under the fair value method prescribed by SFAS No. 123, “Accounting for Stock-based Compensation,” is presented below. The per share weighted-average fair value of stock options granted for the three-month periods ended June 30, 2003 and 2002 was $1.36 and $2.12, respectively, as estimated using the Black-Scholes option-pricing model with the following assumptions for each of the three-month periods: dividend yield of 0% in 2003 and 2002; expected volatility of 142% in 2003 and 157% in 2002; risk-free interest rate of 3.62% and 4.32% in 2003 and 2002, respectively; and expected life of 4 years for 2003 and 2002.

For purposes of pro forma disclosures, the estimated fair value of the options is amortized to expense over the options’ vesting periods. The Company’s historical and pro forma net loss per share for the three-month periods ended June 30, 2003 and 2002 are as follows (in thousands, except per share data):

	2003	2002
Net loss:
As reported	$(500)	$(1,679)

Add:
Stock-based employee compensation expense included in net loss, net of tax	50	183

Less:
Total stock-based employee compensation expense determined under fair value based methods for all awards, net of tax	(484)	(622)

Pro forma net loss:	$(934)	$(2,118)

Basic and diluted loss per share
As reported	$(0.03)	$(0.10)
Pro forma	$(0.05)	$(0.12)

5.  SUBSEQUENT EVENTS, COMMITMENTS AND CONTINGENCIES

At June 30, 2003, the Company had $4.9 million in cash.  The Company believes that its cash flow from operating activities will be sufficient to meet the Company’s operating and capital expenditure requirements for the remainder of the fiscal year ending March 31, 2004 and through the foreseeable future.  The Company is committed to research and development efforts that are intended to allow it to penetrate new markets and generate new sources of revenue and improve operating results.  However, the Company’s research and development efforts have required, and will continue to require, cash outlays without the immediate or short-term receipt of related revenue. The Company’s ability to service its long-term debt and meet its expenditure requirements is dependent upon the Company’s future financial performance, which will be affected by, among other things, prevailing economic conditions, the Company’s ability to penetrate new markets and attract new customers, market acceptance of the Company’s new and existing products and services, the success of research and development efforts and other factors beyond the Company’s control.

If the Company’s future financial performance improves, the Company may seek to take advantage of opportunities in the equity and capital markets to raise additional funds for operating needs or to pay down its debt to Astoria.  The Company is not permitted to redeem the Convertible Subordinated Note issued to Astoria until January 2005.  The Convertible Subordinated Note is convertible into common stock at any time, at the option of Astoria, at a price of $5.00 per share.  If the Convertible Subordinated Note is converted into common stock, the Company’s stockholders may experience substantial dilution.

Given the subordinated nature of the Convertible Subordinated Note, the Company may seek to obtain a bank line of credit for operating expense purposes. No assurance can be given that additional financing will be available or that, if available, such financing will be on terms favorable to the Company.

In July 2002, the Company settled all claims with General Automation, Inc., dba GA eXpress (“General Automation”), for the sum of $2,000,000, which the Company has paid in full. The Company paid $1,000,000 of this amount concurrently with the signing of the Settlement Agreement and Mutual Release in July 2002; $400,000 was paid in December 2002; and the remaining $600,000 was paid in June 2003.

The Company had no material commitments for capital expenditures at June 30, 2003.

Indemnification and warranty provisions contained within the Company’s customer license and service agreements are generally consistent with those prevalent in the Company’s industry.  The duration of the Company’s service warranties generally does not exceed 30 days following completion of its services. The Company has not incurred significant obligations under customer indemnification or warranty provisions and does not expect to incur significant obligations in the future. Accordingly, the Company does not maintain accruals for potential customer indemnification or warranty-related obligations. The indemnification agreements that the Company has executed with its executive officers and directors and the statutory indemnification provisions under the laws of the State of Delaware relating to the Company’s directors require the Company to indemnify such officers and directors in certain instances. The Company has not incurred obligations under these indemnification agreements and does not expect to incur significant obligations in the future. Accordingly, the Company does not maintain accruals for potential officer or director indemnification obligations. The maximum potential amount of future payments that the Company could be required to make is generally limited under the indemnification provisions in its customer license and service agreements, and is unlimited under the indemnification provisions contained in the indemnification agreements entered into with the Company’s officers and directors and the statutory indemnification provisions under the laws of the State of Delaware relating to the Company’s directors.

6.  BUSINESS SEGMENTS

The Company operates in one business segment engaged in the design, development, sale and support of software infrastructure. The Company segments its products into two main categories; Pick-based database technology (“Databases”), which includes   Multi-dimensional Database Management Systems (“MDMS”), XML Data Management Servers (“XDMS”) and the Pick Data Provider for .NET (“PDP”); and Rapid Application Development Tools (“RAD Tools”). The following table represents the Net Revenue from the Company’s business segment by its product lines and by office location:

	Year three months ended June 30,
	2003	2002
	(in thousands)
Databases:

United States	$3,460	$2,879
United Kingdom	348	373
France	432	479
	$4,240	$3,731

RAD Tools:

United States	$450	$274
United Kingdom	222	298
France	150	115
Germany	347	295
	$1,169	$982

Total Net Revenue	$5,409	$4,713

ITEM 2.  MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

This Form 10-QSB contains forward-looking statements within the meaning of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended. Such statements include our expectations, hopes and intentions regarding the future, including but not limited to statements regarding (i) our strategy, (ii) our research and development plans, (iii) the anticipated cost, timing and eventual acceptance of our new products and services by the market, (iv) the sufficiency of our capital resources, (v) our capital expenditures, (vi) our financing plan, (vii) our revenue, (viii) our operations, (ix) our competitive position, (x) our expectation about certain markets, and (xi) our expectation about future expenses. Forward-looking statements involve certain risks and uncertainties, and actual results may differ materially from those discussed in any such statement. Factors that could cause actual results to differ materially from such forward-looking statements include the risks described in the “Risk Factors” section and elsewhere in this Form 10-QSB. All forward-looking statements in this document are made as of the date hereof, based on information available to us as of the date hereof, and we assume no obligation to update any forward-looking statement.

This discussion and analysis of the financial statements and results of operations should be read in conjunction with our unaudited condensed consolidated financial statements, including the related notes thereto, contained elsewhere in this Form 10-QSB.

OVERVIEW

We were incorporated in the State of Delaware in August 1987. We were originally incorporated as Blyth Holdings, Inc., and our name was changed to Omnis Technology Corporation in September 1997. Effective December 1, 2000, we completed the acquisition of PickAx, Inc., a Delaware corporation (“PickAx”).  Concurrent with the acquisition, we changed our name to Raining Data Corporation.

Our principal business is the design, development, sale and support of software infrastructure. Our software may be categorized into four product lines: Multi-dimensional database management systems (“MDMS”), Rapid Application Development software tools (“RAD”), XML data management servers (“XDMS”) and Pick Data Provider (“PDP”) for the Microsoft .NET development environment. Our products allow customers to create and enhance flexible software applications for their own needs. The MDMS products are based on the multi-dimensional data model and are designed to operate in environments such as Windows, Unix and Linux. Our RAD products support the full life cycle of software application development and are designed for rapid prototyping, development and deployment of graphical user interface (“GUI”) client/server and web applications. The RAD products are object-oriented and component-based, providing the ability to deploy applications on operating system platforms such as Windows, Unix and Linux, as well as database environments such as Oracle, DB2, Sybase, Microsoft SQL Server and other Open Data Base Connectivity (“ODBC”) compatible database management systems. We intend to continue to develop and enhance our MDMS and RAD products. New product releases in all of our product lines are currently in progress.

Since April 2001, we have changed the mix of our research and development efforts to include the development of technologies and products outside of our historical market, specifically XML-based Internet infrastructure products. The production release of our TigerLogic XDMS (“TigerLogic”) version 1.1, the first product that resulted from these development efforts, occurred in May 2003. TigerLogic XDMS is a high-performance information infrastructure software that provides both scalability, XA-compliant transactional integrity and fine-grain search capabilities typically associated with enterprise databases, as well as the dynamic extensibility, n-tier hierarchies and ease of use and deployment usually found in data repositories and file systems.  We have filed patent applications related to the technology utilized in the TigerLogic product and those patents were pending as of June 30, 2003.

In February 2003, we announced the development of our PDP product line designed to support the Microsoft .NET framework, and began selling an early adopter release of the Pick Data Provider for .NET in May 2003 to a limited and selected customer base.

Products

We market our products under the Raining Data brand name. Many of our products are based on the Pick Universal Data Model (“Pick UDM”), which we created, and are capable of handling data from many sources.  The Pick UDM is a core component across the MDMS, XDMS and PDP product lines.  Our products also include RAD software tools for computer application development.

Multidimensional Database Management Systems Products

Our MDMS products include a comprehensive set of Pick UDM based software development tools that allow the user to write, compile and run application programs. Historically, the principal advantages of the multi-dimensional database system have been simple program development, maximum flexibility, ease of use, and low total cost of ownership. Over the years, a community of vertical market application developers using the multi-dimensional database platform has emerged.

The MDMS product line consists principally of the D3 Data Base Management System (“D3”), which operates on systems such as IBM AIX, DG/UX, HP-UX, Linux, Windows NT, SCO UnixWare, SCO System V and Sun Solaris. D3 allows application programmers to create new business solution software in less time than it normally takes in many other environments. This can translate into lower costs for the developer, lower software prices for the customer and reduced costs of ownership for both the developer and end user. Our MDMS products also include mvEnterprise, a scalable multi-dimensional database solution that allows the user to leverage the capabilities of the UNIX operating system and mvBase, a multi-dimensional database solution that runs on all Windows platforms.

RAD Products

The RAD product line is an object-oriented development environment that is designed to allow customers to develop and deploy web and client/server applications.  The products include Omnis Studio and Omnis Classic, both of which offer cross-platform support for Windows, Mac and Linux.

XDMS Products

Our XDMS product line includes TigerLogic.  TigerLogic is a mid-tier operational data server software product that simplifies and streamlines information access for XML-enabled Java and .NET applications. TigerLogic decouples structured and unstructured data from back-end sources, transforms it into XML, stores aggregated views in the mid-tier, and profiles and indexes them for fast retrieval. TigerLogic provides innovative XML processing technology that boosts the performance and efficiency of data architectures by aggregating and moving commonly requested data to the mid-tier, between front-end Web Services composite applications and back-end operational systems and legacy applications.  TigerLogic uses the Pick UDM to power its underlying storage engine and allows new data to be processed in the TigerLogic data model with little programming.  This creates an extensible and flexible environment enabling companies to leverage the full power of XML. TigerLogic supports industry standards, including J2EE Connector Architecture, World Wide Web Consortium’s XML Schema, XSLT, SOAP and XPath specifications.

PDP Products

The PDP products include the Pick Data Provider for .NET.  This product extends the intrinsic capabilities of Pick and Pick-like databases to the Microsoft .NET framework technology, allowing for ease of development and deployment of applications using the Visual Studio.NET development environment while allowing access to our D3 database as well as IBM’s Universe and Unidata databases.

Training Services

As part of our sales efforts, we offer training programs to our customers and prospective customers. These programs include classes designed to develop basic and advanced skills with respect to our products, as well as classes designed to assist customers in the implementation and use of our products.

Technical Support

Customers use our products to build and deploy applications that may become a critical component of their business operations. As a result, continuing to provide customer technical support services is an important element of our business strategy. Customers who participate in our support programs receive periodic maintenance releases and direct technical support when required.

Sales and Distribution

In the United States, we sell our products through established distribution channels consisting of system integrators, specialized vertical application software developers and consulting organizations. We also sell our products directly through our sales personnel to large end user organizations.

Outside the United States, we maintain direct sales offices in the United Kingdom, France and Germany. In addition, we have distributor relationships in over 25 countries. Approximately 28% and 33% of our revenue came from sales through our offices located outside the United States for the three-month periods ended June 30, 2003 and 2002, respectively.

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

We license our software on a per-server or per-user basis. Therefore, the addition of servers or users to existing systems increases our revenue from our installed base of licenses. In addition to computer software products, we provide continuing maintenance and services to our customers, including professional services, technical support and training to help plan, analyze, implement and maintain application software based on our products.

Customers

Our customers may be classified into two general categories:

•                                          Independent Software Vendors and Software Developers. The majority of our revenue is derived from independent software vendors, which typically write their own vertical application software that they sell as a complete package to end user customers. This category includes value added resellers (“VARs”) and software-consulting companies that provide contract programming services to their customers.

•                                          Corporate Information Technology (“IT”) Departments. We also derive a significant portion of our revenue from sales to IT departments of large companies.

For the three-month periods ended June 30, 2003 and 2002, no single customer accounted for more than 10% of our revenue.

Research and Development

We have devoted significant resources to the research and development of products and technology. We believe that our future success will depend largely on a strong development effort with respect to both our existing and new products.  These development efforts have resulted in updates and upgrades to existing MDMS and RAD products and the launch of new products including the XDMS and PDP product lines.  We expect to continue our research and development efforts in all product lines for the foreseeable future.  We intend for these efforts to improve our operating results and increase cash flow. However, such efforts may not result in additional new products or revenue, and we can make no assurances that the recently announced products or future products will be successful.

Competition

The data management and application development tools software markets in which our products compete are rapidly changing and intensely competitive. Our MDMS products compete with products developed by companies such as Oracle, Microsoft, IBM, and Sybase. Our Omnis line of RAD developer products currently encounters competition from several direct competitors and competing development environments including Microsoft  (Visual Studio and Visual Studio .NET) and JAVA. Competition is developing in the XML market for which our XDMS products are intended.  Companies who do or are expected to compete in this market include Oracle, IBM, Microsoft, Sybase and BEA, as well as a number of smaller companies. Our new PDP products, which are intended to support the Microsoft .NET framework, are subject to significant competition, primarily from Microsoft and Oracle.  Most of our competitors have significantly more financial, technical, marketing and other resources than we do. As a result, these competitors may be able to respond more quickly to new or emerging technologies, evolving markets, changes in customer requirements, and may devote greater resources to the development, promotion and sale of their products.

We believe that our ability to compete in the various markets in which our MDMS, RAD, XDMS and PDP product lines operate depends on factors both within and outside our control, including the timing, performance and price of new products developed by both us and our competitors. Although we believe that we currently compete favorably with respect to most of these factors, we may not be able to maintain our competitive position, especially with respect to current or potential competitors with greater resources than us.

Intellectual Property and Other Proprietary Rights

We rely primarily on a combination of trade secrets, copyright and trademark laws and contractual provisions to protect our intellectual property and proprietary rights. Our registered trademarks include Raining Data, Pick, D3, Omnis, Omnis Studio, mvEnterprise, mvBase, mvDesigner, and our service marks include TigerLogic and PickDBi, among others.  We also have two pending U.S. patent applications as of June 30, 2003.

We license our products to end users on a “right to use” basis pursuant to a perpetual license agreement that restricts use of products to a specified number of users. We generally rely on “shrink-wrap” or “click-wrap” licenses that become effective when a customer opens the package or downloads and installs the software on its system. In order to retain exclusive ownership rights to our software and technology, we generally provide our software in object code only, with contractual restrictions on copying, disclosure, and transferability. There can be no assurance that these protections will be adequate, or that our competitors will not independently develop technologies that are substantially equivalent or superior to our technology.

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

Employees

At June 30, 2003, we had 150 employees worldwide of which 110 were in the United States and 40 were in our international offices. Of the 150 employees, approximately 45% are in research and development, 20% are in technical support, 20% are in sales and marketing and 15% are in general and administrative functions.

CRITICAL ACCOUNTING POLICIES AND ESTIMATES

The discussion and analysis of our financial condition and results of operations is based on our consolidated financial statements, which have been prepared in accordance with accounting principles generally accepted in the United States of America. The preparation of these financial statements requires management to make estimates and judgments that affect the reported amounts of assets, liabilities, revenue and expenses, and the disclosure of contingent liabilities.

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

REVENUE RECOGNITION. We recognize and defer revenue using the residual method pursuant to the requirements of Statement of Position No. 97-2, “Software Revenue Recognition” (“SOP 97-2”), as amended by Statement of Position No. 98-9, “Modification of SOP 97-2, Software Revenue Recognition with Respect to Certain Arrangements.” Under the residual method, revenue is recognized in a multiple element arrangement when company-specific objective evidence of fair value exists for all of the undelivered elements in the arrangement, but does not exist for one or more of the delivered elements in the arrangement. At the outset of the arrangement with the customer, we defer revenue for the fair value of our undelivered elements (e.g., maintenance) and recognize revenue for the remainder of the arrangement fee attributable to the elements initially delivered in the arrangement (e.g., software license) when the basic criteria in SOP 97-2 have been met.

Under SOP 97-2, revenue attributable to an element in a customer arrangement is recognized when persuasive evidence of an arrangement exists and delivery has occurred, provided the fee is fixed or determinable, collectibility is probable and the arrangement does not require significant customization of the software. If, at the outset of the customer arrangement, we determine that the arrangement fee is not fixed or determinable, we defer revenue recognition until the arrangement fee becomes due and payable.

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

When applicable, we record revenue on certain products, such as the PDP product, on a net amount retained basis in accordance with Emerging Issues Task Force No. 99-19, "Reporting Revenue Gross as a Principal verses Net as an Agent."

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

When we determine that the carrying value of intangibles and other long-lived assets may not be recoverable based upon the existence of one or more of the above indicators of impairment and the carrying value of the asset cannot be recovered from projected undiscounted cash flows, we measure any impairment based on a projected discounted cash flow method using a discount rate determined by our management to be commensurate with the risk inherent in the current business model. Significant management judgment is required in determining whether an indicator of impairment exists and in projecting cash flows.

Prior to the adoption of SFAS No. 142, we assessed impairment of goodwill in the same manner as other intangibles and long-lived assets as described above.  Following the adoption of SFAS No. 142, we updated our policy for assessing and determining impairment of goodwill.  The SFAS No. 142 goodwill impairment model is a two-step process. The first step requires identification of potential impairment by comparing the fair value of a reporting unit with its net book value (or carrying amount), including goodwill. If the fair value exceeds the carrying amount, goodwill of the reporting unit is considered not impaired and the second step of the impairment test is unnecessary. If the carrying amount of a reporting unit exceeds its fair value, the second step of the goodwill impairment test is performed to measure the amount of impairment loss, if any. The second step of the goodwill impairment test compares the implied fair value of the reporting unit’s goodwill with the carrying amount of that goodwill. If the carrying amount of the reporting unit’s goodwill exceeds the implied fair value of that goodwill, an impairment loss is recognized in an amount equal to that excess. The implied fair value of goodwill is determined in the same manner as the amount of goodwill recognized in a business combination. That is, the fair value of the reporting unit is allocated to all of the assets and liabilities of that unit (including any unrecognized intangible assets) as if the reporting unit had been acquired in a business combination and the fair value of the reporting unit was the purchase price paid to acquire the reporting unit.

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

RESULTS OF OPERATIONS FOR THE THREE MONTHS ENDED JUNE 30, 2003 AND 2002

REVENUE

NET REVENUE. Our revenue is derived principally from two sources: fees from software licensing and fees for services, including consulting, training, maintenance and technical support. Total net revenue increased 15% to $5.4 million for the three months ended June 30, 2003 from $4.7 million for the same three-month period in the prior fiscal year. For the three-month period ended June 30, 2003, license revenue increased 8% to $2.3 million from $2.1 million for the same period in the prior fiscal year, while services revenue increased 20% to $3.1 million from $2.6 million for the same period in the prior fiscal year.

We view the MDMS and RAD markets in which we operate to be relatively stable and consistent from period to period and anticipate that our revenue on an annual basis from those products will remain stable for the foreseeable future. Fluctuations in revenue between quarters or year to year are primarily the result of changes in the mix of software licensing and service fees as well as order timing and customer order patterns. We do not view the changes in year-to-year revenue for the three-month periods ended June 30, 2003 and 2002 to be representative of market trends; however, we have continued to experience an increased mix of service revenue in recent quarters. In the longer term, we expect that the MDMS and RAD markets will eventually contract as customers adopt newer technologies and, therefore, the revenue generated from sales of our products, which compete in such markets, will decrease.

In February 2003, we announced the development of our PDP product line designed to support the Microsoft .NET framework.  We began selling an early adopter release of the Pick Data Provider for ..NET in May 2003 to a limited and selected customer base.

In May 2003, we announced the production release of our first XDMS product.  We can make no assurances as to the market acceptance or the ability for this or any new product line to generate additional revenue. While we are committed to research and development efforts that are designed to allow us to penetrate new markets and generate new sources of revenue, such efforts may not result in additional products or revenue, and any new products may not achieve market acceptance. In addition, our ability to continue our research and development efforts at anticipated levels is subject to the availability of adequate liquidity and other risks described below.

COST OF REVENUE

COST OF LICENSE REVENUE. Cost of license revenue is comprised of direct costs associated with software license sales including software packaging, documentation and physical media costs. Total cost of license revenue remained stable at less than $0.1 million for the three months ended June 30, 2003 and 2002. As a percentage of license revenue, cost of license revenue increased to approximately 4% for the three months ended June 30, 2003 from 2% of license revenue for the same three-month period in the prior fiscal year.  This increase, although small in absolute dollars, resulted from the timing of certain overhead costs and cost allocations. We anticipate that the cost of license revenue, as a percentage of license revenue and in absolute dollars, will remain relatively stable in future periods.

COST OF SERVICE REVENUE. Cost of service revenue includes consulting, technical support and training, all of which consist primarily of personnel related costs. Total cost of service revenue remained relatively stable at $0.5 million for the three months ended June 30, 2003 and 2002. At the same time, cost of service revenue decreased to 16% of service revenue for the three months ended June 30, 2003 from 20% of service revenue for the same three-month period in the prior fiscal year.  The decrease in cost of service revenue as a percentage of service revenue is the result of a relatively stable cost structure and increasing revenues. We anticipate that the cost of service revenue as a percentage of service revenue and in absolute dollars will remain relatively stable in future periods.

OPERATING EXPENSES

SELLING AND MARKETING. Selling and marketing expense consists primarily of salaries, benefits, sales commissions, travel, information technology and overhead costs for our sales and marketing personnel. Selling and marketing expense increased 30% to $1.5 million for the three months ended June 30, 2003 from $1.1 million for the same three-month period in the prior fiscal year. Sales and marketing expense increased to 27% of total revenue for the three months ended June 30, 2003 from 24% of total revenue for the same three-month period in the prior fiscal year. The increase in selling and marketing expense was primarily due to increased marketing efforts and an increase in staffing in connection with, and in advance of, the release of the XDMS and PDP products. We anticipate that selling and marketing costs related to the XDMS and PDP products will continue to increase as we develop the sales channel for these new products and if customer acceptance of these products increases.  We believe the sales and marketing costs associated with the MDMS and RAD product sales will remain relatively stable in future periods.  In addition, if our continued research and development efforts are successful, including our XDMS products, and new products or services are created, we may incur increased sales and marketing expense to promote those new products in future periods.

RESEARCH AND DEVELOPMENT. Research and development expense consists primarily of salaries and other personnel-related expense for engineering personnel, overhead costs and costs of contractors. Research and development expense increased 34% to $2.0 million for the three months ended June 30, 2003 from $1.5 million for the three-month period ended June 30, 2002. Research and development expense increased to 36% of total revenue for the three months ended June 30, 2003 from 31% of total revenue for the same three-month period in the prior fiscal year. Since the beginning of fiscal year 2002, we changed the mix of our research and development efforts to include technologies, markets and products outside of our historical market, specifically XML-based Internet infrastructure products.  In May 2003 we announced the production release of our first XDMS product that resulted from these efforts.  In addition, we announced the development of our PDP product line with the release of the Pick Data Provider for .NET.  We have seen an increase in our spending related to our development efforts as the products reach production release and we refine and add certain features and functionality to these products.  In addition, we continue to incur costs related to the ongoing development and enhancement of all of our product lines.  These efforts include updates to, and major releases with respect to, all of our product lines, as well as other new features such as the release of Omnis for SAP, which was announced in July 2003.  We are committed to our research and development efforts and expect research and development expense in absolute dollars to remain stable at the current quarter levels in future periods or increase if liquidity improves and we believe that additional spending is warranted. Such efforts may not result in additional new products and any new products, including the announced XDMS products, may not generate sufficient revenue, if any, to offset the research and development expense.

GENERAL AND ADMINISTRATIVE. General and administrative expense consists primarily of costs associated with our finance, human resources, legal and other administrative functions. These costs consist principally of salaries and other personnel-related expenses, professional fees, provision for doubtful accounts, equipment depreciation, audit fees, legal fees, legal settlement costs and overhead costs. General and administrative expense decreased 32% to $0.9 million for the three months ended June 30, 2003 from $1.3 million for the same three-month period in the prior fiscal year. General and administrative expense decreased to 17% of total revenue for the three months ended June 30, 2003 from 29% of total revenue for the three months ended June 30, 2002. This decrease in general and administrative spending is a result of continued cost controls. We are focused on the continued reduction in general overhead costs and intend to use any savings from such reduction for our ongoing research and development and sales and marketing efforts.  During the latter portion of fiscal year 2002 and into fiscal year 2003, we underwent significant changes in our management, including the hiring of a new chief executive officer, chief financial officer and vice president of product development. Since that time, we have been focused on streamlining the operations, including implementing standardized policies and procedures throughout the organization with increased oversight from management and necessary head count reductions. Additionally, we settled various outstanding legal matters.  This resulted in increased general and administrative costs in the periods incurred. We anticipate that general and administrative costs, in absolute dollars, will remain relatively stable or slightly decrease in future periods now that cost reduction efforts have been implemented and all material litigation has been settled.

STOCK-BASED COMPENSATION. Stock-based compensation expense decreased 73% to $50,000 in the three-month period ended June 30, 2003 from $0.2 million for the three-month period ended June 30, 2002. Stock-based compensation expense decreased to 1% of total revenue for the three months ended June 30, 2003 from 4% of total revenue for the same three-month period in the prior fiscal year. The decrease in stock-based compensation is attributable primarily to cancellations of options for terminated employees, options nearing the end of their vesting periods, no new options being granted with an exercise price below fair value at the date of grant, and fewer options granted to non-employees. We do not anticipate any significant increases in stock-based compensation expense in future periods and further reductions are likely as existing options continue to vest.

AMORTIZATION OF GOODWILL AND INTANGIBLE ASSETS. Amortization of identifiable intangible assets of $0.7 million was recorded for each of the three-month periods ended June 30, 2003 and 2002. Under SFAS 142, goodwill is not amortized; however, the underlying assets are tested annually for impairment. We continue to amortize identifiable intangible assets in accordance with their determined useful life, estimated at four years.

OPERATING INCOME (LOSS)

OPERATING INCOME (LOSS). We recorded operating losses of $0.2 million and $0.6 million for the three-month periods ended June 30, 2003 and 2002, respectively.

OTHER INCOME (EXPENSE). Other expense consists primarily of net interest expense and, to a much lesser extent, gains and losses on foreign currency transactions. Other expense decreased to $0.3 million in the three-month period ended June 30, 2003 from $1.0 million in the same three-month period in the prior fiscal year.  This decrease was primarily the result of the reduction of the interest rate as a result of the restructuring of our debt in January 2003.  We expect other income (expense) to remain stable in future periods.

NET LOSS

The net loss for the three-month period ended June 30, 2003 was $0.5 million, or $0.03 per share, as compared to a net loss of $1.7 million, or $0.10 per share, for the three-month period ended June 30, 2002.

LIQUIDITY AND CAPITAL RESOURCES

In connection with the acquisition of PickAx, we assumed a Secured Promissory Note issued to Astoria Capital Partners, L.P. (“Astoria”) dated November 30, 2000 in the amount of $18,525,417. In January 2003, we entered into a Note Exchange Agreement (the “Exchange Agreement”) with Astoria to replace the existing Secured Promissory Note, as amended, with a Convertible Subordinated Note.  Under the terms of the Exchange Agreement, the Secured Promissory Note was exchanged and replaced with a Convertible Subordinated Note having a principal amount of $22.1 million, which principal amount was equal to the outstanding principal and accrued interest payable on the Secured Promissory Note as of the date of the Exchange Agreement.  The Convertible Subordinated Note is convertible into common stock at any time, at the option of Astoria, at a price of $5.00 per share. The Convertible Subordinated Note matures May 30, 2008, extending the May 30, 2003 maturity date of the Secured Promissory Note. The Company may not redeem the Convertible Subordinated Note until January 2005.   The interest rate of the Convertible Subordinated Note is 5% per annum as compared to an interest rate of 10% per annum under the Secured Promissory Note.  The interest is payable quarterly at our option in cash or through increases to the outstanding principal of the Convertible Subordinated Note. For the periods ended March 31, 2003 and June 30, 2003, we issued payment in kind (“PIK”) notes to Astoria for the accrued interest due in the aggregate amount of $460,225.  For the foreseeable future, we expect to issue additional PIK notes to Astoria, in lieu of cash payments for the interest due under the Convertible Subordinated Note.  Unlike the Secured Promissory Note, the Convertible Subordinated Note is not secured by our assets.

In addition to holding the Convertible Subordinated Note, Astoria is a major stockholder of ours, holding all of our preferred stock and a majority of our outstanding common stock. Richard W. Koe, a member of our Board of Directors, serves as the Managing General Partner for Astoria.  Carlton H. Baab, our President and Chief Executive Officer, served as a Managing Principal of Astoria until taking a formal leave of absence to join us in August 2001.  Mr. Baab is an employee of Astoria Capital Management, which is a general partner of Astoria.  Gerald F. Chew, a member of our Board of Directors, is the cousin of Mr. Koe.

At June 30, 2003, we had $4.9 million in cash.  We believe that our cash flow from operating activities will be sufficient to meet our operating and capital expenditure requirements for the remainder of the fiscal year ending March 31, 2004 and through the foreseeable future. We are committed to research and development efforts that are intended to allow us to penetrate new markets and generate new sources of revenue and improve operating results.  However, our research and development efforts have required, and will continue to require, cash outlays without the immediate or short-term receipt of related revenue. Our ability to service our long-term debt and meet our expenditure requirements is dependent upon our future financial performance, which will be affected by, among other things, prevailing economic conditions, our ability to penetrate new markets and attract new customers, market acceptance of our new and existing products and services, the success of research and development efforts and other factors beyond our control.

If our future financial performance improves, we may seek to take advantage of opportunities in the equity and capital markets to raise additional funds for operating needs or to pay down our debt to Astoria.  We are not permitted to redeem the Convertible Subordinated Note until January 2005.  The Convertible Subordinated Note is convertible into common stock at any time, at the option of Astoria, at a price of $5.00 per share.  If the Convertible Subordinated Note is converted into common stock, our stockholders may experience substantial dilution.

Given the subordinated nature of the Convertible Subordinated Note, we may seek to obtain a bank line of credit for operating expense purposes. No assurance can be given that additional financing will be available or that, if available, such financing will be on terms favorable to us.

In July 2002, we settled all claims with General Automation, Inc., dba GA eXpress (“General Automation”), for the sum of $2,000,000, which has been paid in full. We paid $1,000,000 of this amount concurrently with the signing of the Settlement Agreement and Mutual Release in July 2002; $400,000 was paid in December 2002; and the remaining $600,000 was paid in June 2003.

We had no material commitments for capital expenditures at June 30, 2003.

We had net cash used in operating activities of $0.4 million and $1.4 for the three-month periods ended June 30, 2003 and 2002, respectively. During the three-month period ending June 30, 2003, we had a net reduction in accounts payable and accrued liabilities of $0.9 million, which included the $0.6 million paid to General Automation.

Our earnings before interest, taxes, depreciation and amortization (EBITDA) was $0.6 million, or 11% of total net revenue, and $0.3 million, or 6% of total net revenue, for the three-month periods ended June 30, 2003 and 2002, respectively. The improvement in EBITDA was primarily due to the increase in revenue and cost reductions.  EBITDA is defined as operating income (loss) with an add-back for depreciation, goodwill and non-goodwill amortization, and non-cash stock-based compensation expense.  The following table reconciles EBITDA to the reported operating loss:

RAINING DATA CORPORATION AND SUBSIDIARIES

RECONCILIATION OF EBITDA TO OPERATING LOSS

(Unaudited)

	For the three months ended June,
In $000’s	2003	2002

Reported operating loss	$(220)	$(641)
Depreciation and non-goodwill amortization	91	92
Stock-based compensation	50	183
Goodwill and intangible amortization	650	650

EBITDA	$571	$284

EBITDA does not represent funds available for management’s discretionary use and is not intended to represent cash flow from operations. EBITDA should not be construed as a substitute for operating income or as a better measure of liquidity than cash flow from operating activities, which is determined in accordance with generally accepted accounting principles (“GAAP”). EBITDA excludes components that are significant in understanding and assessing our results of operations and cash flows. In addition, EBITDA is not a term defined by GAAP and as a result our measure of EBITDA might not be comparable to similarly titled measures used by other companies.

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

RAINING DATA CORPORATION AND SUBSIDIARIES

RECONCILIATION OF EBITDA TO NET CASH PROVIDED BY (USED FOR) OPERATING ACTIVITIES

(Unaudited)

	For the three months ended June 30,
In $000’s	2003	2002

Net cash used for operating activities	$(413)	$(1,379)

Interest expense, net	296	1,111
Other income, net	(16)	(73)
Change in accounts receivable	58	448
Change in other assets	(36)	40
Change in accounts payable and accrued liabilities	912	1,104
Change in deferred revenue	(209)	(257)
Note discount amortization	(21)	(710)

EBITDA	$571	$284

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

We have devoted significant resources to the research and development of products and technology. We believe that our future success will depend in large part on a strong research and development effort with respect to both our existing and new products. Since the start of fiscal year 2002, we have changed the mix of our research and development efforts to include technologies, markets and products outside of our historical market, specifically XML-based Internet infrastructure products.  In May 2003, we announced the production release of our first XDMS product which resulted from these development efforts.  Additionally, in February 2003, we announced the development of our PDP product line designed to support the Microsoft .NET framework and began selling our Pick Data Provider for .NET in limited release in May 2003. While we intend for these efforts to improve our operating results and increase cash flow, such efforts may not result in new products or revenue, and any new products that do result may not be successful. The development of new or enhanced software products is a complex and uncertain process requiring high levels of innovation from the designers as well as accurate anticipation of customer and technical trends by the marketing staff. In developing new products and services, we may fail to develop and market products that respond to technological changes or evolving industry standards in a timely or cost-effective manner, or experience difficulties that could delay or prevent the successful development, introduction and marketing of these new products. The development and introduction of new or enhanced products also requires us to manage the transition from older products in order to minimize disruptions in customer ordering patterns and to ensure that adequate supplies of new products can be delivered to meet customer demand. Failure to develop and introduce new products, or enhancements to existing products, in a timely manner in response to changing market conditions or customer requirements, or lack of customer acceptance of our products, will materially and adversely affect our business, results of operations and financial condition.

THE CONCENTRATION OF OUR STOCK OWNERSHIP AND THE DEBT OWED TO ASTORIA GIVE CERTAIN STOCKHOLDERS SIGNIFICANT CONTROL OVER OUR BUSINESS.

As of June 30, 2003, Astoria and Rockport Group, LP (“Rockport”) together beneficially owned approximately 74% of our outstanding common stock. As of such date, Astoria also owned all of our outstanding preferred stock. In addition, as of June 30, 2003, the Convertible Subordinated Note issued to Astoria had a balance of approximately $22.6 million in principal and accrued interest maturing May 30, 2008.  Richard W. Koe, a member of our Board of Directors, serves as the Managing General Partner for Astoria.  Carlton H. Baab, our President and Chief Executive Officer, served as a Managing Principal of Astoria until taking a formal leave of absence to join us in August 2001.  Mr. Baab is an employee of Astoria Capital Management, which is a general partner of Astoria.  Mr. Wagner, a member of our Board of Directors, is the Managing Director of Rockport.  This concentration of stock ownership, together with the outstanding debt, would allow Astoria, acting alone, or Rockport and Astoria, acting together, to block any actions that require approval of our stockholders, including the election of members to the Board of Directors and the approval of significant corporate transactions. Also, Astoria, acting alone, or Rockport and Astoria, acting together, could approve certain corporate actions without the consent of the other stockholders. Moreover, this concentration of ownership may delay or prevent a change in control.

BECAUSE THE MARKET FOR OUR MDMS AND RAD PRODUCTS IS RELATIVELY STABLE, OUR REVENUE MAY DECLINE IF WE CANNOT MAINTAIN OUR SALES TO EXISTING CUSTOMERS OR GENERATE SALES TO NEW CUSTOMERS.

We believe that the markets for our MDMS and RAD products in which we currently operate are relatively stable and consistent from period to period. As a result, to grow our revenue in these markets, we will need to maintain our sales to existing customers and to generate sales to new customers, including corporate development teams, commercial application developers, system integrators, independent software vendors and independent consultants. If we fail to attract new customers, if we lose our customers to competitors, or if the MDMS or RAD markets decline, our revenue may be adversely affected. In the longer term, it is expected that the MDMS and RAD markets will eventually contract as customers adopt newer technologies.

IF WE FAIL TO INCREASE REVENUE OR IMPROVE OUR OPERATING RESULTS, WE MAY NOT BE ABLE TO REPAY OUR DEBT TO ASTORIA OR TO ACQUIRE ADDITIONAL FUNDS THROUGH THE CAPITAL MARKETS FOR OPERATING NEEDS.

We believe that our cash flow from operating activities will be sufficient to meet our operating and capital expenditure requirements through the fiscal year ending March 31, 2004 and the foreseeable future. Our ability to meet our expenditures and service our debt obligations is dependent upon our future financial performance, which will be affected by, among other things, prevailing economic conditions, our ability to penetrate new markets and attract new customers, market acceptance of our new and existing products and services, the success of research and development efforts and other factors beyond our control.  As described above, in January 2003, we entered into the Exchange Agreement with Astoria to replace the existing Secured Promissory Note, which was due May 2003, with a Convertible Subordinated Note, which is due and payable in May 2008.  The Convertible Subordinated Note bears interest at 5% per annum and is convertible into common stock by Astoria at any time at a price of $5.00 per share. If we are unable to penetrate new markets, generate new sources of revenue or otherwise improve our operating results, we may be unable to pay down our debt to Astoria or to access opportunities in the equity and capital markets to raise additional funds for operating needs.  Given the subordinated nature of the Convertible Subordinated Note, we may seek to obtain a bank line of credit for operating purposes.  However, no assurance can be given that additional financing will be available or that, if available, such financing will be on terms favorable to us.

IF THE REGISTRATION RIGHTS HELD BY ASTORIA AND OTHER SECURITIES HOLDERS ARE EXERCISED, OR THESE SECURITIES HOLDERS SELL A SUBSTANTIAL AMOUNT OF RESTRICTED SECURITIES IN THE OPEN MARKET, OUR STOCK PRICE MAY DECLINE.

As of June 30, 2003, we had 17,997,720 outstanding shares of common stock, of which approximately 10,500,000 shares were restricted securities held by Astoria and other holders. Restricted securities may be sold in the public market only if they are registered or if they qualify for an exemption from registration promulgated under the Securities Act of 1933, as amended. At present, all of our outstanding restricted securities are either entitled to registration rights or eligible for public sale under Rule 144, subject to volume limitations and other requirements of Rule 144.   If Astoria or other holders decide to exercise their demand registration rights, we would incur costs and expenses associated with the registration of securities. Furthermore, sales of a substantial number of shares by Astoria or other securities holders in the public market, or the perception that those sales may occur, could cause the market price of our common stock to decline. In addition, if we register shares of our common stock in connection with a public offering of securities, we may be required to include shares of restricted securities in the registration, which may have an adverse effect on our ability to raise capital.

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

We currently face competition from a number of sources, including several large vendors that develop and market databases, development tools, decision support products and consulting services. Our MDMS products compete with products developed by companies such as Oracle, Microsoft, IBM and Sybase. Our Omnis line of RAD developer products currently encounters competition from several direct competitors and competing development environments including Microsoft (Visual Studio and Visual Studio .NET) and JAVA.  Competition is developing in the XML market for which our XDMS products are intended.  Companies who do or are expected to compete in this market include Oracle, IBM, Microsoft, Sybase and BEA, as well as a number of smaller companies. Our new PDP products, which are intended to support the Microsoft .NET framework, are subject to significant competition, primarily from Microsoft and Oracle. Additionally, as we expand our business, we expect to compete with a different group of companies, including smaller, highly focused companies offering single products.

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

WE MAY EXPERIENCE QUARTERLY FLUCTUATIONS IN OPERATING RESULTS, WHICH MAY RESULT IN VOLATILITY OF OUR STOCK PRICE.

In the past, we have experienced significant quarterly fluctuations in our operating results. We expect to continue to spend substantial amounts of money in the area of research and development, sales and marketing and operations in order to promote new product development and introduction. Because the expenses associated with these activities are relatively fixed in the short-term, we may be unable to timely adjust spending to offset any unexpected shortfall in revenue growth or any decrease in revenue levels. Operating results may also fluctuate due to factors such as:

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

THE SUCCESS OF OUR BUSINESS DEPENDS IN PART UPON OUR ABILITY TO RECRUIT, INTEGRATE AND RETAIN KEY PERSONNEL AND MANAGEMENT.

Many of the our executive officers joined us in connection with or subsequent to the acquisition of PickAx, including our President and Chief Executive Officer, Carlton Baab, who joined us in August 2001. Additional changes in management have occurred following Mr. Baab’s appointment, including the hiring of Brian Bezdek, Chief Financial Officer, Boris Geller, Vice President, Market Development and Soheil Raissi, Vice President, Product Development and Professional Services. The executive officers must be able to work efficiently together to manage our operations. Furthermore, the loss of one or more of these or other executives could adversely affect our business. In addition, we believe that our future success will depend to a significant extent on our ability to recruit, hire and retain highly skilled management and employees with experience in engineering, product management, sales, marketing and customer service. Competition for such personnel in the software industry can be intense, and there can be no assurance that we will be successful in attracting and retaining such personnel. If we are unable to do so, we may experience inadequate levels of staffing to develop and license our products and perform services for our customers, which could adversely affect our business.

OUR PRODUCTS HAVE A LONG SALES CYCLE, WHICH COULD RESULT IN DELAYS IN THE RECEIPT OF REVENUE.

The sales cycle for our MDMS, RAD and PDP products typically ranges from three to six months or longer and the sales cycle for our XDMS products is anticipated to be significantly longer since these new products are just beginning to be adopted by the marketplace.  Our products are typically used by application developers, system integrators and value added resellers to develop applications that are critical to their corporate end user’s business. Because the purchases of our products are often part of an end user’s larger business process, re-engineering initiative, or implementation of client/server or web-based computing, the end users frequently view the purchase of our products as part of a long-term strategic decision regarding the management of their workforce related operations and expenditures. Thus, this sometimes results in end users taking a significant period of time to assess alternative solutions by competitors or to defer a purchase decision as a result of an unrelated strategic issue beyond our control. We will continue to educate potential customers about the uses and benefits of our products and services, as well as the integration of our products and services with additional software applications. We may experience these and additional delays in the future.

OUR PRODUCTS MAY CONTAIN SOFTWARE DEFECTS, WHICH COULD HARM OUR BUSINESS.

Our enterprise applications software may contain undetected errors or failures when first introduced or as new versions are released. This includes our XDMS and PDP products, which are at higher risk given these products are in the earliest stages of the product life cycle. This may result in loss of, or delay in, market acceptance of our products and could harm our reputation and our business. Undetected errors or failures in computer software programs are not uncommon. While we make every effort to thoroughly test our software, in the event that we experience significant software errors in future releases, we could experience delays in release, customer dissatisfaction and lost revenue. Any of these errors or defects could harm our business.

OUR GLOBAL OPERATIONS EXPOSE US TO ADDITIONAL RISKS AND CHALLENGES ASSOCIATED WITH CONDUCTING BUSINESS INTERNATIONALLY.

We operate on a global basis with offices or distributors in Europe, Africa, Asia, Latin America, South America, Australia and North America. Approximately 28% of our revenue for the three-month period ended June 30, 2003 was generated from our international offices. We face several risks inherent in conducting business internationally, including but not limited to the following:

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

•                                          trade policies; and

•                                          the impact of SARS in Asia and in other areas of the world.

Any of these factors could harm our international operations and, consequently, affect the international growth or maintenance of our business. These factors or any combination of these factors may adversely affect our international revenue or our overall financial performance.

THE FAILURE OF OUR PRODUCTS TO CONTINUE TO CONFORM TO INDUSTRY STANDARDS MAY HARM OUR OPERATING RESULTS.

A key factor in our future success will continue to be the ability of our products to operate and perform well with existing and future leading, industry-standard enterprise software applications intended to be used in connection with our MDMS, RAD, XDMS and PDP products. Inter-operability may require third party licenses, which may not be available to us on favorable terms or at all. Failure to meet existing or future inter-operability and performance requirements of industry standard applications in a timely manner could adversely affect our business. Uncertainties relating to the timing and nature of new product announcements or introductions or modifications of third party software applications could delay our product development, increase our product development expense or cause customers to delay evaluation, purchase, and deployment of our products.

THE INABILITY TO PROTECT OUR INTELLECTUAL PROPERTY COULD HARM OUR ABILITY TO COMPETE.

Our ability to compete successfully will depend, in part, on our ability to protect our proprietary technology and operations without infringing upon the rights of others. We may fail to do so. In addition, the laws of certain countries in which our products are, or may be, licensed may not protect our proprietary rights to the same extent as the laws of the United States. We rely primarily on a combination of trade secret, copyright and trademark laws and contractual provisions to protect our proprietary rights. In addition to trademark and copyright protections, we license our products to end users on a “right to use” basis pursuant to a perpetual license agreement that restricts use of products to a specified number of users. We generally rely on “shrink-wrap” or “click-wrap” licenses that become effective when a customer opens the package or downloads and installs software on its system. In order to retain exclusive ownership rights to our software and technology, we generally provide our software in object code only, with contractual restrictions on copying, disclosure and transferability. There can be no assurance that these protections will be adequate, or that our competitors will not independently develop technologies that are substantially equivalent or superior to our technology.

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

ITEM 3.  CONTROLS AND PROCEDURES

EVALUATION OF DISCLOSURE CONTROLS AND PROCEDURES

The evaluation of our disclosure controls and procedures and internal control over financial reporting included a review of their objectives and processes, implementation and effect on the information generated for use in this report. In the course of this evaluation, we sought to identify any significant deficiencies or material weaknesses in our controls, and whether we had identified any acts of fraud involving personnel who have a significant role in our internal controls, and to confirm that any necessary corrective action, including process improvements, were being undertaken. The overall goals of these evaluation activities are to monitor our disclosure and internal control over financial reporting and to make modifications as necessary. We intend to maintain these controls as processes that may be appropriately modified as circumstances warrant.

Our principal executive officer and principal financial officer have concluded that our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended (the “Exchange Act”)) are effective, as of the end of the period covered by this report, to ensure that information required to be disclosed by us in reports that we file or submit under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in Securities and Exchange Commission rules and forms.

CHANGES IN INTERNAL CONTROLS

There was no change in our internal controls over financial reporting that occurred during our last fiscal quarter that has materially affected, or is reasonably likely to materially affect, our internal controls over financial reporting.

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

PART II. OTHER INFORMATION

ITEM 1.  LEGAL PROCEEDINGS

We are subject from time to time to claims and suits arising in the ordinary course of business.  As of June 30, 2003, we were not a party to any material litigation, claim or suit.

ITEM 5.  OTHER INFORMATION

In accordance with Section 10A(i)(2) of the Securities Exchange Act of 1934, as added by Section 202 of the Sarbanes-Oxley Act of 2002, we are responsible for listing the non-audit services approved in the three months ended June 30, 2003 by the company’s Audit Committee to be performed by our external auditor.  Non-audit services are defined as services other than those provided in connection with an audit or a review of our financial statements. During the three-month period ended June 30, 2003, no such services were approved or contemplated by the Audit Committee.

ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K

(a)	Exhibits:

31.1	Certification of Chief Executive Officer.
31.2	Certification of Chief Financial Officer.
32.1	Certification of Chief Executive Officer and Chief Financial Officer Pursuant to 18 U.S.C. 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

(b)	Reports on Form 8-K:

On May 20, 2003, we filed a Current Report on Form 8-K, reporting under Item 9 Regulation FD Disclosure (Information Furnished Pursuant to Item 12.  Results of Operations and Financial Condition) that we had issued a press release on May 20, 2003 announcing our financial results for the fourth quarter and fiscal year ended March 31, 2003 and certain other information.

SIGNATURES

In accordance with the requirements of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Date: August 13, 2003	RAINING DATA CORPORATION

/s/ Brian C. Bezdek

Brian C. Bezdek
Chief Financial Officer and Duly Authorized Officer

EXHIBIT INDEX

31.1	Certification of Chief Executive Officer
31.2	Certification of Chief Financial Officer
32.1	Certification of Chief Executive Officer and Chief Financial Officer Pursuant to 18 U.S.C. 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.