Form 10QSB
period 2003-09-30
RAINING DATA CORP
filed 2003-11-12
CIK 820738

U.S. SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-QSB

(Mark One)
☒	Quarterly Report under Section 13 or 15(d) of the Securities Exchange Act of 1934

For the quarterly period ended September 30, 2003

☐	Transition Report Pursuant to Section 13 or 15(d) of the Exchange Act

For the transition period from to

Commission File number 0-16449

RAINING DATA CORPORATION

(Exact name of registrant as specified in its charter)

Delaware	94-3046892
(State of Incorporation)	(IRS Employer Identification No.)

17500 Cartwright Road
Irvine, CA 92614

(Address of principal executive offices)

(949) 442-4400

(Registrant’s telephone number)

Check whether the issuer: (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☒  No ☐

As of September 30, 2003, there were 18,158,454 shares of registrant’s Common Stock, $.10 par value, outstanding.

Transitional Small Business Disclosure Format (Check one): Yes ☐  No ☒

RAINING DATA CORPORATION

PART I.  FINANCIAL INFORMATION

ITEM 1.  FINANCIAL STATEMENTS

RAINING DATA CORPORATION AND SUBSIDIARIES

UNAUDITED CONDENSED CONSOLIDATED BALANCE SHEETS

	September 30, 2003	March 31, 2003
	(In thousands)

ASSETS
Current assets
Cash and equivalents	$5,582	$5,279
Trade accounts receivable-net	2,012	2,142
Other current assets	314	318
Total current assets	7,908	7,739

Property, furniture and equipment-net	780	880

Intangible assets-net	3,033	4,333
Goodwill	27,684	27,684
Other assets	217	258
Total assets	$39,622	$40,894

LIABILITIES AND STOCKHOLDERS’ EQUITY

Current liabilities
Accounts payable	$158	$600
Accrued liabilities	2,419	2,992
Deferred revenue	5,220	5,242
Current portion of long-term liabilities	64	321
Total current liabilities	7,861	9,155

Long-term debt, net of discount and excluding current portion	22,505	21,932
Total liabilities	30,366	31,087

Commitments and contingencies

Stockholders’ equity
Series A convertible preferred stock	300	300
Common stock	1,816	1,795
Additional paid-in capital	95,169	94,919
Deferred stock-based compensation	(85)	(145)
Accumulated other comprehensive income	1,203	1,050
Accumulated deficit	(89,147)	(88,112)

Total stockholders’ equity	9,256	9,807

Total liabilities and stockholders’ equity	$39,622	$40,894

See accompanying condensed notes to the unaudited condensed consolidated financial statements.

RAINING DATA CORPORATION AND SUBSIDIARIES

UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

THREE AND SIX MONTHS ENDED SEPTEMBER 30,

	Three Months Ended September 30,		Six Months Ended September 30,
	2003	2002	2003	2002
	(In thousands)
Net revenue
Licenses	$2,247	$2,260	$4,533	$4,372
Services	3,115	2,688	6,238	5,289
Total net revenues	5,362	4,948	10,771	9,661

Costs of revenue
Cost of license revenue	133	70	222	115
Cost of service revenue	583	504	1,072	1,035
Total cost of revenue	716	574	1,294	1,150

Gross profit	4,646	4,374	9,477	8,511

Cost of operations
Selling and marketing	1,309	1,055	2,766	2,179
Research and development	1,843	1,475	3,817	2,949
General and administrative	996	1,098	1,916	2,445
Stock-based compensation	73	82	123	265
Amortization of intangible assets	650	650	1,300	1,300
Total operating expenses	4,871	4,360	9,922	9,138

Operating income (loss)	(225)	14	(445)	(627)

Other expense
Interest expense-net	(305)	(956)	(601)	(2,067)
Other income (expense)-net	(5)	(34)	11	39
	(310)	(990)	(590)	(2,028)
Net loss	$(535)	$(976)	$(1,035)	$(2,655)

Basic and diluted net loss per share	$(0.03)	$(0.05)	$(0.06)	$(0.15)

Shares used in computing basic and diluted net loss per share	18,101	17,774	18,029	17,710

Departmental allocation of stock-based compensation
Cost of service revenues	$16	$16	$33	$33
Selling and marketing	3	3	5	5
Research and development	52	29	80	188
General and administrative	2	34	5	39
Total stock-based compensation	$73	$82	$123	$265

See accompanying condensed notes to the unaudited condensed consolidated financial statements.

RAINING DATA CORPORATION AND SUBSIDIARIES

UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

SIX MONTHS ENDED SEPTEMBER 30,

	2003	2002
	(In thousands)
Cash flows from operating activities:
Net loss	$(1,035)	$(2,655)
Adjustments to reconcile net loss to net cash used for operating activities:
Depreciation and amortization of long-lived assets	1,479	1,505
Note discount amortization	41	1,154
Amortization of deferred stock-based compensation	123	265
Change in assets and liabilities:
Trade accounts receivable	227	(107)
Other current and non-current assets	(2)	(28)
Accounts payable and accrued liabilities	(434)	(2,085)
Deferred revenue	(64)	55
Net cash provided by (used for) operating activities	335	(1,896)

Cash flows from investing activities:
Purchase of property, furniture and equipment	(3)	(317)
Net cash used for investing activities	(3)	(317)

Cash flows from financing activities:
Proceeds from exercise of stock options and warrants	126	—
Repayment of debt	(288)	(57)
Proceeds from issuance of common stock	83	43
Net cash used for financing activities	(79)	(14)

Effect of exchange rate changes on cash	50	127

Net increase (decrease) in cash and equivalents	303	(2,100)

Cash and equivalents at beginning of period	5,279	4,500
Cash and equivalents at end of period	$5,582	$2,400

Other non-cash activities:
Issuance of payment-in-kind notes for accrued interest	$563

See accompanying condensed notes to the unaudited condensed consolidated financial statements.

RAINING DATA CORPORATION AND SUBSIDIARIES

CONDENSED NOTES TO THE UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

September 30, 2003 (Unaudited)

1.  INTERIM FINANCIAL STATEMENTS

The unaudited interim condensed consolidated financial information furnished herein reflects all adjustments, consisting only of normal recurring items, which in the opinion of management are necessary to fairly state Raining Data Corporation’s (the “Company”) financial position, the results of its operations and its cash flows for the dates and periods presented and to make such information presented not misleading. Certain information and footnote disclosures, normally included in financial statements prepared in accordance with accounting principles generally accepted in the United States of America, have been omitted pursuant to SEC rules and regulations; nevertheless, management of the Company believes that the disclosures herein are adequate to make the information presented not misleading. These consolidated financial statements should be read in conjunction with the Company’s audited financial statements for the year ended March 31, 2003 contained in the Company’s Annual Report on Form 10-KSB. The results of operations for the period ended September 30, 2003 are not necessarily indicative of results to be expected for any other interim period or the fiscal year ending March 31, 2004.

Reclassifications

Certain reclassifications have been made to prior period amounts to conform to the current period presentation.

2.  RECENTLY ISSUED ACCOUNTING STANDARDS

In June 2001, the Financial Accounting StandardsBoard (“FASB”) issued SFAS No. 143, “Accounting for Asset Retirement Obligations” (“SFAS No. 143”). SFAS No. 143 requires the Company to record the fair value of an asset retirement obligation as a liability in the period in which it incurs a legal obligation associated with the retirement of tangible long-lived assets that result from the acquisition, construction, development or normal use of the assets. The Company also records a corresponding asset, which is depreciated over the life of the asset. Subsequent to the initial measurement of the asset retirement obligation, the obligation will be adjusted at the end of each period to reflect the passage of time and changes in the estimated future cash flows underlying the obligation. The Company adopted SFAS No. 143 on April 1, 2003.  The adoption has not had and is not expected to have a material effect on the Company’s consolidated financial position or results of operations.

On January 17, 2003, the FASB issued FASB Financial Interpretation No. 46, “Consolidation of Variable Interest Entities,” (“FIN No. 46”) which requires extensive disclosures about, and requires companies to evaluate, variable interest entities.  Such evaluation is required to determine whether to apply the FIN No. 46 consolidation approach to such entities. Companies must apply FIN No. 46 to entities with which they are involved if the entity’s equity has specified characteristics. If it is reasonably possible that a company will have a significant variable interest in a variable interest entity at the date the FIN No. 46 consolidation requirements become effective, the company must disclose the nature, purpose, size and activities of the variable interest entity and the consolidated enterprise’s maximum exposure to loss resulting from its involvement with the variable interest entity in all financial statements issued after January 31, 2003, regardless of when the variable interest entity was created. Since the Company has no interest in any variable interest entity, the adoption of FIN No. 46 has not had and is not expected to have a material effect on the Company’s consolidated financial position or results of operations.

In April 2002, the FASB issued SFAS No. 145, “Rescission of the FASB Statements No. 4, 44 and 64, Amendment of FASB Statement No. 13, and Technical Corrections” (“SFAS No. 145”). SFAS No. 145 eliminates the requirement to classify gains and losses from the extinguishment of indebtedness as extraordinary, requires certain lease modifications to be treated the same as a sale-leaseback transaction, and makes other non-substantive technical corrections to existing pronouncements. SFAS No. 145 is effective for fiscal years beginning after May 15, 2002. SFAS No. 145 was adopted on April 1, 2003.  The adoption has not had and is not expected to have a material effect on the Company’s consolidated financial position or results of operations.

The Emerging Issues Task Force reached a consensus on its tentative conclusions for EITF 00-21, “Revenue Arrangements with Multiple Deliverables” (“EITF 00-21”). EITF 00-21 provides accounting guidance for allocation of revenue where delivery or performance of products or services or performance may occur at different points in time or over different periods of time. Companies are required to adopt this consensus for fiscal periods beginning after June 15, 2003.  The Company adopted EITF 00-21 on July 1, 2003.  The adoption of EITF 00-21 did not have a material effect on the Company’s consolidated financial position or, results of operations, or liquidity.

In May 2003, the FASB issued SFAS No. 150, “Accounting for Certain Financial Instruments with Characteristics of both Liabilities and Equity” (“SFAS No. 150”).  SFAS No. 150 establishes standards for how an issuer classifies and measures certain financial instruments with characteristics of both liabilities and equity.  It requires that an issuer classify a financial instrument that is within its scope as a liability (or an asset in some circumstances).  Many of those instruments were previously classified as equity.  This statement is effective for financial instruments entered into or modified after May 31, 2003, and otherwise is effective for the Company’s quarter beginning July 1, 2003.  For financial instruments created before the issuance date of SFAS No. 150 and still existing at the beginning of the interim period of adoption, transition shall be achieved by reporting the cumulative effect of a change in accounting principle by initially measuring the financial instruments at fair value or other measurement attribute required by SFAS No. 150.  The Company has fully adopted SFAS No. 150 as of July 1, 2003 and the adoption of SFAS 150 has not had and is not expected to have a material effect on its consolidated financial position or results of operations.

3.  LONG-TERM DEBT

Long-term debt of the Company, including the Subordinated Convertible Note payable to Astoria Capital Partners, L.P. (“Astoria”), the Company’s controlling stockholder, as of September 30, 2003 and March 31, 2003, is as follows (in thousands):

	September 30, 2003	March 31, 2003

Note payable to Astoria	$22,600	$22,140
Plus accrued interest	285	182
Less unamortized discount	(386)	(427)
	22,499	21,895

Note payable and accrued interest - individual	—	256
Other long-term liabilities	70	102

Total debt	22,569	22,253

Less current portion of long-term debt	(64)	(321)
Total long-term debt	$22,505	$21,932

As further explained in Note 5 below, in January 2003, the Company entered into a Note Exchange Agreement with Astoria replacing the Secured Promissory Note with a Convertible Subordinated Note that extended the maturity date of the debt to May 30, 2008.

4.  STOCKHOLDERS’ EQUITY

The Company’s earnings per share data and dilutive shares outstanding exclude 1,742,117 shares and 1,195,292 shares for the three and six-month periods ended September 30, 2003, respectively, and exclude 447,532 shares and 207,818 shares for the three and six-month periods ended September 30, 2002, respectively, as the effect of these shares, related to options and warrants, if exercised, would have been anti-dilutive.

The change in accumulated other comprehensive income during the three-month and six-month periods ended September 30, 2003 and 2002 is the result of the effect of foreign exchange rate changes. The following table reconciles net loss as reported with total comprehensive loss (in thousands):

	Three Months ended September 30,		Six Months ended September 30,
	2003	2002	2003	2002

Net loss reported	$(535)	$(976)	$(1,035)	$(2,655)
Translation adjustments, net	31	44	153	127
Total comprehensive loss	$(504)	$(932)	$(882)	$(2,528)

Stock Options

Pro forma information, which assumes the Company had accounted for stock options granted under the fair value method prescribed by SFAS No. 123, “Accounting for Stock-based Compensation,” is presented below. The per share weighted-average fair value of stock options granted was $3.01 and $1.92 for the three and six-month periods ended September 30, 2003, respectively, and $0.87 and $2.38 for the three and six-month periods ended September 30, 2002, respectively, as estimated using the Black-Scholes option-pricing model.  The following assumptions were used for each of the three and six-month periods ended September 30, 2003: dividend yield of 0%; expected volatility of 138%; risk-free interest rate of 4.23% and 3.93%, respectively; and expected life of 4 years.  The following assumptions were used for each of the three and six-month periods ended September 30, 2002: dividend yield of 0%; expected volatility of 147%; risk-free interest rate of 4.26% and 4.68%, respectively; and expected life of 4 years.

For purposes of pro forma disclosures, the estimated fair value of the options is amortized to expense over the options’ vesting periods. The Company’s historical and pro forma net loss per share for the three-month and six-month periods ended September 30, 2003 and 2002 are as follows (in thousands, except per share data):

	Three Months ended September 30,		Six Months ended September 30,
	2003	2002	2003	2002
Net loss:
As reported	$(535)	$(976)	$(1,035)	$(2,655)

Add:
Stock-based employee compensation expense included in net loss	73	82	123	265

Less:
Total stock-based employee compensation expense determined under the fair value method for all awards	(494)	(599)	(978)	(1,220)

Pro forma net loss:	$(956)	$(1,493)	$(1,890)	$(3,610)

Basic and diluted loss per share
As reported	$(0.03)	$(0.05)	$(0.06)	$(0.15)
Pro forma	$(0.05)	$(0.08)	$(0.10)	$(0.20)

5.  SUBSEQUENT EVENTS, COMMITMENTS AND CONTINGENCIES

At September 30, 2003, the Company had $5.6 million in cash and cash equivalents.  The Company believes that its cash flow from operating activities will be sufficient to meet the Company’s operating and capital expenditure requirements for the remainder of the fiscal year ending March 31, 2004 and through the foreseeable future.  The Company is committed to research and development efforts that are intended to allow it to penetrate new markets and generate new sources of revenue and improve operating results.  However, the Company’s research and development efforts have required, and will continue to require, cash outlays without the immediate or short-term receipt of related revenue. The Company’s ability to service its long-term debt and meet its expenditure requirements is dependent upon the Company’s future financial performance, which will be affected by, among other things, prevailing economic conditions, the Company’s ability to penetrate new markets and attract new customers, market acceptance of the Company’s new and existing products and services, the success of research and development efforts and other factors beyond the Company’s control.

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

The Company had no material commitments for capital expenditures at September 30, 2003.

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

6.  BUSINESS SEGMENTS

The Company operates in one business segment engaged in the design, development, sale and support of software infrastructure. The Company segments its products into two main categories: (1) Pick-based database technology (“Databases”), which includes Multi-dimensional Database Management Systems (“MDMS”), XML Data Management Servers (“XDMS”) and the Pick Data Provider for the Microsoft .NET development environment (“PDP”); and (2) Rapid Application Development Tools software tools (“RAD Tools”). The following table represents the net revenue from the Company’s business segments by product line and by office location:

	Three months ended September 30,		Six months ended September 30,
	2003	2002	2003	2002
	(in thousands)		(in thousands)
Databases:

United States	$3,566	$3,174	$7,026	$5,919
United Kingdom	386	426	734	782
France	269	339	698	775
	4,221	3,939	8,458	7,476

RAD Tools:

United States	516	471	966	966
United Kingdom	165	139	387	423
France	133	156	285	276
Germany	327	243	675	520
	1,141	1,009	2,313	2,185

Total Net Revenue	$5,362	$4,948	$10,771	$9,661

ITEM 2.  MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

This Form 10-QSB contains forward-looking statements within the meaning of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended. Such statements include our expectations, hopes and intentions regarding the future, including but not limited to statements regarding (i) our strategy, (ii) our research and development plans, (iii) the anticipated cost, timing and eventual acceptance of our new products and services by the market, (iv) the sufficiency of our capital resources, (v) our capital expenditures, (vi) our financing plan, (vii) our revenue, (viii) our operations and operating results, (ix) our competitive position, (x) our expectation about certain markets, and (xi) our expectation about future expenses. Forward-looking statements involve certain risks and uncertainties, and actual results may differ materially from those discussed in any such statement. Factors that could cause actual results to differ materially from such forward-looking statements include the risks described in the “Risk Factors” section and elsewhere in this Form 10-QSB. All forward-looking statements in this document are made as of the date hereof, based on information available to us as of the date hereof, and we assume no obligation to update any forward-looking statement.

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

Our principal business is the design, development, sale and support of software infrastructure.  Our software may be categorized into two main categories: (1) Pick-based database technology, which includes Multi-dimensional Database Management Systems (“MDMS”), XML Data Management Servers (“XDMS”) and the Pick Data Provider for the Microsoft .NET development environment (“PDP”); and (2) Rapid Application Development software tools (“RAD”).

Many of our products are based on the Pick Universal Data Model (“Pick UDM”), which we created, and are capable of handling data from many sources.  The Pick UDM is a core component across the MDMS, XDMS and PDP product lines.

Our MDMS products include a comprehensive set of Pick UDM based software development tools that allow the user to write, compile and run application programs.  Our MDMS products are based on the multi-dimensional data model and are designed to operate in environments such as Windows, Unix and Linux.

Our first XDMS product, TigerLogic XDMS (“TigerLogic”) version 1.1, was released in May 2003.  TigerLogic XDMS is a high-performance information infrastructure software that provides both scalability, XA-compliant transactional integrity and fine-grain search capabilities typically associated with enterprise databases, as well as the dynamic extensibility, n-tier hierarchies and ease of use and deployment usually found in data repositories and file systems.  We have filed patent applications related to the technology utilized in the TigerLogic product and those patents were pending as of September 30, 2003.

In February 2003, we announced the development of our PDP product line designed to support the Microsoft .NET Framework.  We began selling an early adopter release of the Pick Data Provider for .NET in May 2003 to a limited and selected customer base and we announced our full production release in September 2003.

Our RAD products support the full life cycle of software application development and are designed for rapid prototyping, development and deployment of graphical user interface (“GUI”) client/server and web applications. The RAD products are object-oriented and component-based, providing the ability to deploy applications on operating system platforms such as Windows, Unix and Linux, as well as database environments such as Oracle, DB2, Sybase, Microsoft SQL Server and other Open Data Base Connectivity (“ODBC”) compatible database management systems.  In July 2003, we announced the release of our Omnis

Studio for SAP product.  Omnis Studio for SAP provides a rapid application development environment allowing fast provision of applications accessing SAP data.

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

Outside the United States, we maintain direct sales offices in the United Kingdom, France and Germany. In addition, we have distributor relationships in over 25 countries. Approximately 24% and 26% of our revenue came from sales through our offices located outside the United States for the three-month periods ended September 30, 2003 and 2002, respectively, and approximately 26% and 29% of our revenue came from sales through our offices located outside the United States for the six-month periods ended September 30, 2003 and 2002, respectively.

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

We license our software on a per-server or per-user basis. Therefore, the addition of servers or users to existing systems increases our revenue from our installed base of licenses. In addition to computer software products, we provide continuing maintenance and other services to our customers, including professional services, technical support and training to help plan, analyze, implement and maintain application software based on our products.

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

For the three and six-month periods ended September 30, 2003 and 2002, no single customer accounted for more than 10% of our revenue.

We rely primarily on a combination of trade secrets, copyright and trademark laws and contractual provisions to protect our intellectual property and proprietary rights. Our registered trademarks include Raining Data, Pick, D3, Omnis, Omnis Studio, mvEnterprise, mvBase, mvDesigner, and our trademarks or service marks include TigerLogic and PickDBi, among others.  We also have two pending U.S. patent applications as of September 30, 2003.

CRITICAL ACCOUNTING POLICIES AND ESTIMATES

The preparation of our consolidated financial statements requires management to make estimates and judgments that affect the reported amounts of assets, liabilities, revenue and expenses, and the disclosure of contingent liabilities.  On an on-going basis, we evaluate our estimates, including those related to revenue recognition and accounting for intangible assets and goodwill. We base our estimates on historical experience and on various other assumptions that we believe to be reasonable under the circumstances. Actual results may differ from these estimates under different assumptions or conditions.

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

When applicable, we record revenue on certain products, such as the PDP product, on a net amount retained basis in accordance with Emerging Issues Task Force No. 99-19, “Reporting Revenue Gross as a Principal verses Net as an Agent.”

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

When we determine that the carrying value of intangibles and other long-lived assets may not be recoverable based upon the existence of one or more of the above indicators of impairment, and the carrying value of the asset cannot be recovered from projected undiscounted cash flows, we measure any impairment based on a projected discounted cash flow method using a discount rate determined by our management to be commensurate with the risk inherent in the current business model. Significant management judgment is required in determining whether an indicator of impairment exists and in projecting cash flows.

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

RESULTS OF OPERATIONS FOR THE THREE AND SIX MONTHS ENDED SEPTEMBER 30, 2003 AND 2002

REVENUE

NET REVENUE. Our revenue is derived principally from two sources: fees from software licensing and fees for services, including consulting, training, maintenance and technical support. Total net revenue increased 8% to $5.4 million for the three months ended September 30, 2003 from $4.9 million for the same three-month period in the prior fiscal year, and increased 11% to $10.8 million from $9.7 million for the six-month periods ended September 30, 2003 and 2002, respectively.  For the three months ended September 30, 2003, license revenue decreased 1% to $2.2 million from $2.3 million for the same three-month period in the prior fiscal year, while services revenue increased 16% to $3.1 million from $2.7 million for the same three-month period in the prior fiscal year.  For the six months ended September 30, 2003, license revenue increased 4% to $4.5 million from $4.4 million for the same six-month period in the prior fiscal year, while services revenue increased 18% to $6.2 million from $5.3 million for the same six-month period in the prior fiscal year.

We view the MDMS and RAD markets in which we operate to be relatively stable and consistent from period to period and anticipate that our revenue on an annual basis from those products will remain stable for the foreseeable future. Fluctuations in revenue between quarters or year to year are primarily the result of changes in the mix of software licensing and service fees as well as the timing of orders and customer order patterns. We do not view the changes in year-to-year revenue for the three-month and six month periods ended September 30, 2003 and 2002 to be representative of market trends; however, we have continued to experience an increased mix of service revenue in recent quarters. In the longer term, we expect that the MDMS and RAD markets will eventually contract as customers adopt newer technologies and, therefore, the revenue generated from sales of our MDMS and RAD products is expected to decrease.

In addition, we can make no assurances as to the market acceptance or the ability for the current or any new product lines to generate additional revenue. While we are committed to research and development efforts that are designed to allow us to penetrate new markets and generate new sources of revenue, such efforts may not result in additional products or revenue, and any new products may not achieve market acceptance

COST OF REVENUE

COST OF LICENSE REVENUE. Cost of license revenue is comprised of direct costs associated with software license sales including software packaging, documentation and physical media costs. Total cost of license revenue for the three months ended September 30, 2003 remained relatively consistent with the prior three months ended September 30, 2002.  As a percentage of license revenue, cost of license revenue increased to approximately 6% for the three months ended September 30, 2003 from 3% of license revenue for the same three-month period in the prior fiscal year.  For the six months ended September 30, 2003, cost of license revenue increased 93% to $0.2 million from $0.1 million for the six months ended September 30, 2002.  As a percentage of license revenue, cost of license revenue increased to approximately 5% for the six months ended September 30, 2003 from 3% of license revenue for the same six-month period in the prior fiscal year.  This increase, although relatively small in absolute dollars, was largely due to the composition of products sold during the three and six-month periods ended September 30, 2003.  We anticipate that the cost of license revenue, as a percentage of license revenue and in absolute dollars, will remain relatively stable in future periods.

COST OF SERVICE REVENUE. Cost of service revenue includes consulting, technical support and training, all of which consist primarily of personnel related costs.  Total cost of service revenue increased 16% to $0.6 million for the three months ended September 30, 2003 from $0.5 million for the same three-month period in the prior fiscal year.  As a percentage of service revenue, cost of service revenue remained relatively consistent at approximately 19% for the three months ended September 30, 2003 and 2002, respectively.  For the six months ended September 30, 2003, cost of service revenue increased 4% to $1.1 million from $1.0 million for the six months ended September 30, 2002.  As a percentage of service revenue, cost of service revenue decreased to approximately 17% for the six months ended September 30, 2003 from 20% of service revenue for the same six-month period in the prior fiscal year.  We anticipate that the cost of service revenue as a percentage of service revenue and in absolute dollars will remain relatively stable in future periods.

OPERATING EXPENSES

SELLING AND MARKETING. Selling and marketing expense consists primarily of salaries, benefits, advertising, tradeshows, travel and overhead costs for our sales and marketing personnel. Selling and marketing expense increased 24% to $1.3 million for the three months ended September 30, 2003 from $1.1 million for the three months ended September 30, 2002.  Sales and marketing expense increased to 24% of total revenue for the three months ended September 30, 2003 from 21% of total revenue for the same three-month period in the prior fiscal year.  Selling and marketing expense increased 27% to $2.8 million for the six months ended September 30, 2003 from $2.2 million for the six months ended September 30, 2002. Selling and marketing expense increased to 26% of total revenue for the six months ended September 30, 2003 from 23% of total revenue for the same six-month period in the prior fiscal year.  The increase in selling and marketing expense was primarily due to increased marketing efforts and an increase in staffing in connection with the release of the XDMS and PDP products. We anticipate that selling and marketing costs related to the XDMS and PDP products will continue to increase as we develop the sales channel for these new products and if customer acceptance of these products increases.  We believe the sales and marketing costs associated with the MDMS and RAD product sales will remain relatively stable in future periods.  In addition, if our continued research and development efforts are successful, including our XDMS and PDP products, and new products or services are created, we may incur increased sales and marketing expense to promote those new products in future periods.

RESEARCH AND DEVELOPMENT. Research and development expense consists primarily of salaries and other personnel-related expense for engineering personnel, expensible hardware and software costs, overhead costs and costs of contractors. Research and development expense increased 25% to $1.8 million for the three months ended September 30, 2003 from $1.5 million for the three months ended September 30, 2002. Research and development expense increased to 34% of total revenue for the three months ended September 30, 2003 from 30% of total revenue for the same three-month period in the prior fiscal year.  Research and development expense increased 29% to $3.8 million for the six months ended September 30, 2003 from $2.9 million for the six months ended September 30, 2002. Research and development expense increased to 35% of total revenue for the six months ended September 30, 2003 from 31% of total revenue for the same six-month period in the prior fiscal year.  We have seen an increase in our spending related to our development efforts as our new products reached production release and as we refine and add certain features and functionality to these products.  In addition, we continue to incur costs related to the ongoing development and enhancement of all of our product lines.  We are committed to our research and development efforts and expect research and development expense in absolute dollars to remain stable at the current quarter levels in future periods or increase if liquidity improves and we believe that additional spending is warranted. Such efforts may not result in additional new products and any new products, including the announced XDMS and PDP products, may not generate sufficient revenue, if any, to offset the research and development expense.

GENERAL AND ADMINISTRATIVE. General and administrative expense consists primarily of costs associated with our finance, human resources, legal and other administrative functions. These costs consist principally of salaries and other personnel-related expenses, professional fees, depreciation, audit fees, legal fees, legal settlement costs and overhead costs. General and administrative expense decreased 9% to $1.0 million for the three months ended September 30, 2003 from $1.1 million for the same three-month period in the prior fiscal year. General and administrative expense decreased to 19% of total revenue for the three months ended September 30, 2003 from 22% of total revenue for the three months ended September 30, 2002.  General and administrative expense decreased 22% to $1.9 million for the six months ended September 30, 2003 from $2.4 million for the same six-month period in the prior fiscal year. General and administrative expense decreased to 18% of total revenue for the six months ended September 30, 2003 from 25% of total revenue for the six months ended September 30, 2002.  This decrease in general and administrative spending is a result of continued cost controls. We are focused on the continued reduction in general overhead costs and intend to use any savings from such reduction for our ongoing research and development and sales and marketing efforts.  During the latter portion of fiscal year 2002 and into fiscal year 2003, we underwent significant changes in our management, including the hiring of a new chief executive officer and chief financial officer. Since that time, we have been focused on streamlining the operations, including implementing standardized policies and procedures throughout the organization with increased oversight from management and necessary head count reductions. Additionally, we settled various outstanding legal matters.  This resulted in increased general and administrative costs in the periods incurred. We anticipate that general and administrative costs, in absolute dollars, will remain relatively stable or slightly decrease in future periods now that cost reduction efforts have been implemented and all material litigation has been settled.

STOCK-BASED COMPENSATION. Stock-based compensation expense for the three months ended September 30, 2003 remained relatively consistent with the three months ended September 30, 2002.  Stock-based compensation expense decreased to 1% of total revenue for the three months ended September 30, 2003 from 2% of total revenue for the same three-month period in the prior fiscal year.  Stock-based compensation expense decreased 54% to $0.1 million in the six months ended September 30, 2003 from $0.3 million for the six months ended September 30, 2002. Stock-based compensation expense decreased to 1% of total revenue for the six months ended September 30, 2003 from 3% of total revenue for the same six-month period in the prior fiscal year.  The decrease in stock-based compensation is attributable primarily to cancellations of options for terminated employees, options nearing the end of their vesting periods, no new options being granted with an exercise price below fair value at the date of grant, and fewer options granted to non-employees. We do not anticipate any significant increases in stock-based compensation expense in future periods and further reductions are likely as existing options continue to vest.

AMORTIZATION OF GOODWILL AND INTANGIBLE ASSETS. Amortization of identifiable intangible assets of $0.7 million was recorded for each of the three-month periods ended September 30, 2003 and 2002.  Amortization of identifiable intangible assets of $1.3 million was recorded for each of the six-month periods ended September 30, 2003 and 2002.  Under SFAS 142, goodwill is not amortized; however, the underlying assets are tested annually for impairment. We continue to amortize identifiable intangible assets in accordance with their determined useful life, estimated at four years.

OPERATING INCOME (LOSS)

OPERATING INCOME (LOSS). We recorded an operating loss of $0.2 million for the three months ended September 30, 2003 and we had a breakeven operating income for the three months ended September 30, 2002.  We recorded operating losses of $0.4 million and $0.6 million for the six-month periods ended September 30, 2003 and 2002, respectively.

OTHER INCOME (EXPENSE). Other expense consists primarily of net interest expense and, to a much lesser extent, gains and losses on foreign currency transactions. Other expense decreased to $0.3 million in the three months ended September 30, 2003 from $1.0 million in the same three-month period in the prior fiscal year.  Other expense decreased to $0.6 million in the six months ended September 30, 2003 from $2.0 million in the same six-month period in the prior fiscal year.  This decrease was primarily the result of the reduction of the interest rate as a result of the restructuring of our debt in January 2003.  We expect other income (expense) to remain stable in future periods.

NET LOSS

The net losses for the three and six-month periods ended September 30, 2003 were $0.5 million, or $0.03 per share, and $1.0 million, or $0.06 per share, respectively, as compared to net losses of $1.0 million, or $0.05 per share, and $2.7 million, or $0.15 per share, for the three and six-month periods ended September 30, 2002, respectively.

LIQUIDITY AND CAPITAL RESOURCES

In connection with the acquisition of PickAx, we assumed a Secured Promissory Note issued to Astoria Capital Partners, L.P. (“Astoria”) dated November 30, 2000 in the amount of $18,525,417. In January 2003, we entered into a Note Exchange Agreement (the “Exchange Agreement”) with Astoria to replace the existing Secured Promissory Note, as amended, with a Convertible Subordinated Note.  Under the terms of the Exchange Agreement, the Secured Promissory Note was exchanged and replaced with a Convertible Subordinated Note having a principal amount of $22.1 million, which principal amount was equal to the outstanding principal and accrued interest payable on the Secured Promissory Note as of the date of the Exchange Agreement.  The Convertible Subordinated Note is convertible into common stock at any time, at the option of Astoria, at a price of $5.00 per share. The Convertible Subordinated Note matures May 30, 2008, extending the May 30, 2003 maturity date of the Secured Promissory Note. The Company may not redeem the Convertible Subordinated Note until January 2005.   The interest rate of the Convertible Subordinated Note is 5% per annum as compared to an interest rate of 10% per annum under the Secured Promissory Note.  The interest is payable quarterly at our option in cash or through increases to the outstanding principal of the Convertible Subordinated Note. For the periods ended March 31, 2003, June 30, 2003 and September 30, 2003, we issued payment in kind (“PIK”) notes to Astoria for the accrued interest due in the aggregate amount of $745,050.  For the foreseeable future, we expect to issue additional PIK notes to Astoria, in lieu of cash payments for the interest due under the Convertible Subordinated Note.  Unlike the Secured Promissory Note, the Convertible Subordinated Note is not secured by our assets.

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

At September 30, 2003, we had $5.6 million in cash and cash equivalents.  We believe that our cash flow from operating activities will be sufficient to meet our operating and capital expenditure requirements for the remainder of the fiscal year ending March 31, 2004 and through the foreseeable future. We are committed to research and development efforts that are intended to allow us to penetrate new markets and generate new sources of revenue and improve operating results.  However, our research and development efforts have required, and will continue to require, cash outlays without the immediate or short-term receipt of related revenue. Our ability to service our long-term debt and meet our expenditure requirements is dependent upon our future financial performance, which will be affected by, among other things, prevailing economic conditions, our ability to penetrate new markets and attract new customers, market acceptance of our new and existing products and services, the success of research and development efforts and other factors beyond our control.

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

We had no material commitments for capital expenditures at September 30, 2003.

Net cash provided by operating activities was $0.3 million for the six months ended September 30, 2003 and net cash used for operating activities was $1.9 million for the six months ended September 30, 2002.  During the six-month period ending September 30, 2003, we had a net reduction in accounts payable and accrued liabilities of $0.4 million.

Our earnings before interest, taxes, depreciation and amortization (EBITDA) was $0.6 million, or 11% of total net revenue, and $0.9 million, or 17% of total net revenue, for the three-month periods ended September 30, 2003 and 2002, respectively.  For the six months ended September 30, 2003, EBITDA was $1.2 million, or 11% of net revenue, as compared to $1.1 million, or 12% of net revenue, for the same six-month period in the prior fiscal year.  The reduction in EBITDA for the three months ended September 30, 2003 was a result of increased development and marketing costs related to our new product initiatives.  EBITDA is defined as net loss with an add-back for depreciation, goodwill and non-goodwill amortization, non-cash stock-based compensation expense, interest expense and other income (expense).  The following table reconciles EBITDA to the reported net loss:

RAINING DATA CORPORATION AND SUBSIDIARIES
RECONCILIATION OF EBITDA TO NET LOSS

(Unaudited)

	For the three months ended September 30,		For the six months ended September 30,
In $000’s	2003	2002	2003	2002

Reported net loss	$(535)	$(976)	$(1,035)	$(2,655)
Depreciation and non-goodwill amortization	88	113	179	205
Stock-based compensation	73	82	123	265
Goodwill and intangible amortization	650	650	1,300	1,300
Interest expense - net	305	956	601	2,067
Other income (expense) - net	5	34	(11)	(39)

EBITDA	$586	$859	$1,157	$1,143

EBITDA does not represent funds available for management’s discretionary use and is not intended to represent cash flow from operations. EBITDA should not be construed as a substitute for net loss or as a better measure of liquidity than cash flow from operating activities, which is determined in accordance with generally accepted accounting principles (“GAAP”). EBITDA excludes components that are significant in understanding and assessing our results of operations and cash flows. In addition, EBITDA is not a term defined by GAAP and as a result our measure of EBITDA might not be comparable to similarly titled measures used by other companies.

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

Our EBITDA financial information is also comparable to net cash provided by (used for) operating activities.  The table below reconciles EBITDA to the GAAP disclosure of net cash provided by (used for) operating activities:

RAINING DATA CORPORATION AND SUBSIDIARIES

RECONCILIATION OF EBITDA TO NET CASH PROVIDED BY (USED FOR) OPERATING ACTIVITIES

(Unaudited)

	For the six months ended September 30,
In $000’s	2003	2002

Net cash provided by (used for) operating activities	$335	$(1,896)

Interest expense, net	601	2,067
Other income, net	(11)	(39)
Change in accounts receivable	(227)	107
Change in other assets	2	28

Change in accounts payable and accrued liabilities	434	2,085
Change in deferred revenue	64	(55)
Note discount amortization	(41)	(1,154)

EBITDA	$1,157	$1,143

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

We have devoted significant resources to the research and development of products and technology. We believe that our future success will depend in large part on a strong research and development effort with respect to both our existing and new products. Since the start of fiscal year 2002, we have changed the mix of our research and development efforts to include technologies, markets and products outside of our historical market, specifically XML-based infrastructure products.  In May 2003, we announced the initial production release of our first XDMS product which resulted from these development efforts.  Additionally, in February 2003, we announced the development of our PDP product line designed to support the Microsoft .NET Framework.  We began selling our Pick Data Provider for ..NET in limited release in May 2003 and we announced our production release in September 2003.  While we intend for these efforts to improve our operating results and increase cash flow, such efforts may not result in new products or revenue, and any new products that do result may not be successful. The development of new or enhanced software products is a complex and uncertain process requiring high levels of innovation, as well as accurate anticipation of customer and technical trends. In developing new products and services, we may fail to develop and market products that respond to technological changes or evolving industry standards in a timely or cost-effective manner, or experience difficulties that could delay or prevent the successful development, introduction and marketing of these new products. The development and introduction of new or enhanced products also requires us to manage the transition from older products in order to minimize disruptions in customer ordering patterns and to ensure that adequate supplies of new products can be delivered to meet customer demand. Failure to develop and introduce new products, or enhancements to existing products, in a timely manner in response to changing market conditions or customer requirements, or lack of customer acceptance of our products, will materially and adversely affect our business, results of operations and financial condition.

THE CONCENTRATION OF OUR STOCK OWNERSHIP AND THE DEBT OWED TO ASTORIA GIVE CERTAIN STOCKHOLDERS SIGNIFICANT CONTROL OVER OUR BUSINESS.

As of September 30, 2003, Astoria and Rockport Group, LP (“Rockport”) together beneficially owned approximately 72% of our outstanding common stock. As of such date, Astoria also owned all of our outstanding preferred stock. In addition, as of September 30, 2003, the Convertible Subordinated Note issued to Astoria had a balance of approximately $22.9 million in principal and accrued interest maturing May 30, 2008.  Richard W. Koe, a member of our Board of Directors, serves as the Managing General Partner for Astoria.  Carlton H. Baab, our President and Chief Executive Officer, served as a Managing Principal of Astoria until taking a formal leave of absence to join us in August 2001.  Mr. Baab is an employee of Astoria Capital Management, which is a general partner of Astoria.  Mr. Wagner, a member of our Board of Directors, is the Managing Director of Rockport.  This concentration of stock ownership, together with the outstanding debt, would allow Astoria, acting alone, or Rockport and Astoria, acting together, to block any actions that require approval of our stockholders, including the election of members to the Board of Directors and the approval of significant corporate transactions. Also, Astoria, acting alone, or Rockport and Astoria, acting together, could approve certain corporate actions without the consent of the other stockholders. Moreover, this concentration of ownership may delay or prevent a change in control.

BECAUSE THE MARKET FOR OUR MDMS AND RAD PRODUCTS IS RELATIVELY STABLE, OUR REVENUE MAY DECLINE IF WE CANNOT MAINTAIN OUR SALES TO EXISTING CUSTOMERS OR GENERATE SALES TO NEW CUSTOMERS.

We believe that the markets for our MDMS and RAD products are relatively stable and consistent from period to period. As a result, to grow our revenue in these markets, we will need to maintain our sales to existing customers and to generate sales to new customers, including corporate development teams, commercial application developers, system integrators, independent software vendors and independent consultants. If we fail to attract new customers, if we lose our customers to competitors, or if the MDMS or RAD markets decline, our revenue may be adversely affected. In the longer term, it is expected that the MDMS and RAD markets will eventually contract as customers adopt newer technologies.

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

As of September 30, 2003, we had 18,158,454 outstanding shares of common stock, of which approximately 9,700,000 shares were restricted securities held by Astoria and other holders. Restricted securities may be sold in the public market only if they are registered or if they qualify for an exemption from registration promulgated under the Securities Act of 1933, as amended. At present, all of our outstanding restricted securities are either entitled to registration rights or eligible for public sale under Rule 144, subject to volume limitations and other requirements of Rule 144.   If Astoria or other holders decide to exercise their demand registration rights, we would incur costs and expenses associated with the registration of securities.

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

We currently face competition from a number of sources, including several large vendors that develop and market databases, development tools, decision support products and consulting services. Our MDMS products compete with products developed by companies such as Oracle, Microsoft, IBM and Sybase. Our Omnis line of RAD developer products currently encounters competition from several direct competitors and competing development environments including Microsoft (Visual Studio and Visual Studio .NET) and JAVA.  Competition is developing in the XML market for which our XDMS products are intended.  Companies who do or are expected to compete in this market include Oracle, IBM, Microsoft, Sybase and BEA, as well as a number of smaller companies. Our new PDP products, which are intended to support the Microsoft ..NET Framework, are subject to significant competition, primarily from Microsoft and Oracle. Additionally, as we expand our business, we expect to compete with a different group of companies, including smaller, highly focused companies offering single products.

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

THE SUCCESS OF OUR BUSINESS DEPENDS IN PART UPON OUR ABILITY TO RECRUIT, INTEGRATE AND RETAIN KEY PERSONNEL AND MANAGEMENT.

Many of the our executive officers joined us subsequent to the acquisition of PickAx, including our President and Chief Executive Officer, Carlton Baab, who joined us in August 2001. Additional changes in management have occurred following Mr. Baab’s appointment, including the hiring of Brian Bezdek, Chief Financial Officer, Boris Geller, Vice President, Market Development and Soheil Raissi, Vice President, Product Development and Professional Services. The executive officers must be able to work efficiently together to manage our operations. Furthermore, the loss of one or more of these or other executives could adversely affect our business. In addition, we believe that our future success will depend to a significant extent on our ability to recruit, hire and retain highly skilled management and employees with experience in engineering, product management, sales, marketing and customer service. Competition for such personnel in the software industry can be intense, and there can be no assurance that we will be successful in attracting and retaining such personnel. If we are unable to do so, we may experience inadequate levels of staffing to develop and license our products and perform services for our customers, which could adversely affect our business.

OUR PRODUCTS HAVE A LONG SALES CYCLE, WHICH COULD RESULT IN DELAYS IN THE RECEIPT OF REVENUE.

The sales cycle for our MDMS, RAD and PDP products typically ranges from three to six months or longer and the sales cycle for our XDMS products is anticipated to be significantly longer since these new products are just beginning to be adopted by the marketplace.  Our products are typically used by application developers, system integrators and value added resellers to develop applications that are critical to their corporate end user’s business. Because the purchases of our products are often part of an end user’s larger business process, re-engineering initiative, or implementation of client/server or web-based computing, the end users frequently view the purchase of our products as part of a long-term strategic decision regarding the management of their workforce-related operations and expenditures. Thus, this sometimes results in end users taking a significant period of time to assess alternative solutions by competitors or to defer a purchase decision as a result of an unrelated strategic issue beyond our control. We will continue to educate potential customers about the uses and benefits of our products and services, as well as the integration of our products and services with additional software applications. We may experience these and additional delays in the future.

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

OUR GLOBAL OPERATIONS EXPOSE US TO ADDITIONAL RISKS AND CHALLENGES ASSOCIATED WITH CONDUCTING BUSINESS INTERNATIONALLY.

We operate on a global basis with offices or distributors in Europe, Africa, Asia, Latin America, South America, Australia and North America. Approximately 24% and 26% of our revenue for the three and six-month periods ended September 30, 2003, respectively was generated from our international offices. We face several risks inherent in conducting business internationally, including but not limited to the following:

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

ITEM 3.  CONTROLS AND PROCEDURES

EVALUATION OF DISCLOSURE CONTROLS AND PROCEDURES

The evaluation of our disclosure controls and procedures and internal control over financial reporting included a review of their objectives and processes, implementation and effect on the information generated for use in this report. In the course of this evaluation, we sought to identify any significant deficiencies or material weaknesses in our controls and any acts of fraud involving personnel who have a significant role in our internal control over financial reporting, and to confirm that any necessary corrective action, including process improvements, were being undertaken. The overall goals of these evaluation activities are to monitor our disclosure controls and procedures and internal control over financial reporting and to make modifications as necessary.

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

CHANGES IN INTERNAL CONTROLS

There was no change in our internal control over financial reporting that occurred during our last fiscal quarter that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

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

PART II. OTHER INFORMATION

ITEM 1.  LEGAL PROCEEDINGS

We are subject from time to time to claims and suits arising in the ordinary course of business.  As of September 30, 2003, we were not a party to any material litigation, claim or suit.

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

Date: November 11, 2003	RAINING DATA CORPORATION

/s/ Brian C. Bezdek

Brian C. Bezdek
Chief Financial Officer and Duly Authorized Officer

EXHIBIT INDEX

31.1	Certification of Chief Executive Officer
31.2	Certification of Chief Financial Officer
32.1	Certification of Chief Executive Officer and Chief Financial Officer Pursuant to 18 U.S.C. 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.