Form 10QSB
period 2003-12-31
RAINING DATA CORP
filed 2004-02-12
CIK 820738

U.S. SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-QSB

(Mark One)
☒	Quarterly Report under Section 13 or 15(d) of the Securities Exchange Act of 1934

For the quarterly period ended December 31, 2003

☐	Transition Report Pursuant to Section 13 or 15(d) of the Exchange Act

For the transition period from to

Commission File number 0-16449

RAINING DATA CORPORATION

(Exact name of registrant as specified in its charter)

Delaware	94-3046892
(State of Incorporation)	(IRS Employer Identification No.)

17500 Cartwright Road

Irvine, CA 92614

(Address of principal executive offices)

(949) 442-4400

(Registrant’s telephone number)

Check whether the issuer: (1) has filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☒  No ☐

As of December 31, 2003, there were 18,199,348 shares of registrant’s Common Stock, $.10 par value, outstanding.

Transitional Small Business Disclosure Format (Check one): Yes ☐  No ☒

RAINING DATA CORPORATION

PART I.  FINANCIAL INFORMATION

ITEM 1.  FINANCIAL STATEMENTS

RAINING DATA CORPORATION AND SUBSIDIARIES
UNAUDITED CONDENSED CONSOLIDATED BALANCE SHEETS

	December 31, 2003	March 31, 2003
	(In thousands)

ASSETS

Current assets
Cash and equivalents	$5,723	$5,279
Trade accounts receivable-net	2,371	2,142
Other current assets	560	318
Total current assets	8,654	7,739

Property, furniture and equipment-net	776	880

Intangible assets-net	2,383	4,333
Goodwill	27,684	27,684
Other assets	198	258
Total assets	$39,695	$40,894

LIABILITIES AND STOCKHOLDERS’ EQUITY

Current liabilities
Accounts payable	$139	$600
Accrued liabilities	2,631	2,992
Deferred revenue	4,899	5,242
Current portion of long term debt-net of discount	54	321
Total current liabilities	7,723	9,155

Long term debt-net of discount	22,808	21,932
Total liabilities	30,531	31,087

Commitments and contingencies	—	—

Stockholders’ equity
Preferred stock	300	300
Common stock	1,820	1,795
Paid-in capital	95,184	94,919
Deferred compensation	(48)	(145)
Accumulated other comprehensive income	1,258	1,050
Accumulated deficit	(89,350)	(88,112)
Total stockholders’ equity	9,164	9,807
Total liabilities and stockholders’ equity	$39,695	$40,894

See accompanying condensed notes to the unaudited condensed consolidated financial statements.

RAINING DATA CORPORATION AND SUBSIDIARIES
UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
THREE AND NINE MONTHS ENDED DECEMBER 31,

	Three Months Ended December 31,		Nine Months Ended December 31,
	2003	2002	2003	2002
	(In thousands, except per share data)
Net revenue
Licenses	$2,731	$2,494	$7,264	$6,866
Services	3,059	2,796	9,297	8,085
Total net revenue	5,790	5,290	16,561	14,951

Costs of revenue
Cost of license revenue	100	62	322	177
Cost of service revenue	518	438	1,590	1,356
Total cost of revenue	618	500	1,912	1,533

Gross profit	5,172	4,790	14,649	13,418

Cost of operations
Selling and marketing	1,570	1,011	4,336	3,088
Research and development	1,789	1,551	5,606	4,253
General and administrative	1,021	1,276	2,937	4,187
Stock-based compensation	48	89	171	354
Amortization of intangible assets	650	650	1,950	1,950
Total operating expenses	5,078	4,577	15,000	13,832

Operating income (loss)	94	213	(351)	(414)

Other expense
Interest expense-net	(307)	(853)	(908)	(2,920)
Other income-net	10	5	21	44
	(297)	(848)	(887)	(2,876)
Net loss	$(203)	$(635)	$(1,238)	$(3,290)

Basic and diluted net loss per share	$(0.01)	$(0.04)	$(0.07)	$(0.19)

Shares used in computing basic and diluted net loss per share	18,159	17,881	18,073	17,767

Departmental allocation of stock-based compensation
Cost of service revenues	$16	$16	$49	$49
Selling and marketing	3	3	8	8
Research and development	26	57	106	272
General and administrative	3	13	8	25
Total stock-based compensation	$48	$89	$171	$354

See accompanying condensed notes to the unaudited condensed consolidated financial statements.

RAINING DATA CORPORATION AND SUBSIDIARIES
UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
NINE MONTHS ENDED DECEMBER 31,

	2003	2002
	(In thousands)
Cash flows from operating activities:
Net loss	$(1,238)	$(3,290)
Adjustments to reconcile net loss to net cash provided by (used for) operating activities:
Depreciation and amortization of long-lived assets	2,213	2,230
Note discount amortization	62	1,485
Amortization of deferred stock-based compensation	171	354
Change in assets and liabilities:
Trade accounts receivable	(11)	(115)
Other current and non-current assets	(234)	(485)
Accounts payable and accrued liabilities	(85)	(1,746)
Deferred revenue	(432)	(58)
Net cash provided by (used for) operating activities	446	(1,625)

Cash flows from investing activities:
Purchase of property, furniture and equipment - net	(24)	(179)
Net cash used for investing activities	(24)	(179)

Cash flows from financing activities:
Proceeds from exercise of stock options and warrants	133	2
Proceeds from issuance of common stock	83	43
Repayment of debt	(304)	(36)
Net cash provided by (used for) financing activities	(88)	9

Effect of exchange rate changes on cash	110	56

Net increase (decrease) in cash and equivalents	444	(1,739)

Cash and equivalents at beginning of period	5,279	4,500
Cash and equivalents at end of period	$5,723	$2,761

Other non-cash activities:
Issuance of payment-in-kind notes for accrued interest	$851	$—

See accompanying condensed notes to the unaudited condensed consolidated financial statements.

RAINING DATA CORPORATION AND SUBSIDIARIES

CONDENSED NOTES TO THE UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

December 31, 2003 (Unaudited)

1.  INTERIM FINANCIAL STATEMENTS

The unaudited interim condensed consolidated financial information furnished herein reflects all adjustments, consisting only of normal recurring items, which in the opinion of management are necessary to fairly state Raining Data Corporation’s (the “Company”) financial position, the results of its operations and its cash flows for the dates and periods presented and to make such information presented not misleading. Certain information and footnote disclosures, normally included in financial statements prepared in accordance with accounting principles generally accepted in the United States of America, have been omitted pursuant to SEC rules and regulations; nevertheless, management of the Company believes that the disclosures herein are adequate to make the information presented not misleading. These consolidated financial statements should be read in conjunction with the Company’s audited financial statements for the year ended March 31, 2003 contained in the Company’s Annual Report on Form 10-KSB. The results of operations for the period ended December 31, 2003 are not necessarily indicative of results to be expected for any other interim period or the fiscal year ending March 31, 2004.

Stock Options

Pro forma information, which assumes the Company had accounted for stock options granted under the fair value method prescribed by SFAS No. 123, “Accounting for Stock-based Compensation,” is presented below. There were no stock options granted during the three-month period ended December 31, 2003.  The per share weighted-average fair value of stock options granted was $2.38 for the nine-month period ended December 31, 2003, and $1.39 and $1.75 for the three and nine-month periods ended December 31, 2002, respectively, as estimated using the Black-Scholes option-pricing model.  The following assumptions were used for the nine-month period ended December 31, 2003: dividend yield of 0%; expected volatility of 133%; risk-free interest rate of and 4.05% and expected life of 4 years.  The following assumptions were used for each of the three and nine-month periods ended December 31, 2002: dividend yield of 0%; expected volatility of 152%; risk-free interest rate of 4.01% and 4.46%, respectively; and expected life of 4 years.

For purposes of pro forma disclosures, the estimated fair value of the options is amortized to expense over the options’ vesting periods. The Company’s historical and pro forma net loss per share for the three and nine-month periods ended December 31, 2003 and 2002, are as follows (in thousands, except per share data):

	Three Months ended December 31,		Nine Months ended December 31,
	2003	2002	2003	2002
Net loss:
As reported	$(203)	$(635)	$(1,238)	$(3,290)

Add:
Stock-based employee compensation expense included in net loss	48	89	171	354

Less:
Total stock-based employee compensation expense determined under the fair value method for all awards	(484)	(573)	(1,462)	(1,793)

Pro forma net loss:	$(639)	$(1,119)	$(2,529)	$(4,729)

Basic and diluted loss per share
As reported	$(0.01)	$(0.04)	$(0.07)	$(0.19)
Pro forma	$(0.04)	$(0.06)	$(0.14)	$(0.27)

Reclassifications

Certain reclassifications have been made to prior period amounts to conform to the current period presentation.

2.  RECENTLY ISSUED ACCOUNTING STANDARDS

In June 2001, the Financial Accounting Standards Board (“FASB”) issued Statement of Financial Accounting Standards (“SFAS”) No. 143, “Accounting for Asset Retirement Obligations” (“SFAS No. 143”). SFAS No. 143 requires the Company to record the fair value of an asset retirement obligation as a liability in the period in which it incurs a legal obligation associated with the retirement of tangible long-lived assets that result from the acquisition, construction, development or normal use of the assets. The Company also records a corresponding asset, which is depreciated over the life of the asset. Subsequent to the initial measurement of the asset retirement obligation, the obligation will be adjusted at the end of each period to reflect the passage of time and changes in the estimated future cash flows underlying the obligation. The Company adopted SFAS No. 143 on April 1, 2003.  The adoption has not had and is not expected to have a material effect on the Company’s consolidated financial position or results of operations.

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

The Emerging Issues Task Force (“EITF”) reached a consensus on EITF 00-21, “Revenue Arrangements with Multiple Deliverables” (“EITF 00-21”). EITF 00-21 provides accounting guidance for allocation of revenue where delivery or performance of products or services or performance may occur at different points in time or over different periods of time. Companies are required to adopt this consensus for fiscal periods beginning after June 15, 2003.  The Company adopted EITF 00-21 on July 1, 2003.  The adoption of EITF 00-21 did not have a material effect on the Company’s consolidated financial position or results of operations.

In May 2003, the FASB issued SFAS No. 150, “Accounting for Certain Financial Instruments with Characteristics of both Liabilities and Equity.”  SFAS No. 150 establishes standards for how a company classifies and measures certain financial instruments with characteristics of both liabilities and equity.  It requires that an issuer classify certain financial instruments as a liability (or as an asset in some circumstances).  SFAS No. 150 is effective for financial instruments entered into or modified after May 31, 2003, and otherwise is generally effective at the beginning of the first interim period beginning after June 15, 2003.  The adoption of SFAS No. 150 did not have an impact on the Company’s financial statements.

In December 2003, the FASB issued FASB Interpretation No. 46 (revised December 2003), “Consolidation of Variable Interest Entities”, (“FIN 46R”) which addresses how a business enterprise should evaluate whether it has a controlling financial interest in an entity through means other than voting rights and accordingly should consolidate the entity. FIN 46R replaces FASB Interpretation No. 46, Consolidation of Variable Interest Entities, which was issued in January 2003.  FIN 46R is generally applicable for small business issuers in December 2004.  Since the Company has no interest in any variable entity, the Company believes that the adoption of this interpretation will not have a material impact on its consolidated financial position or results of operations.

3.  LONG-TERM DEBT

Long-term debt of the Company, including the Convertible Subordinated Note payable to Astoria Capital Partners, L.P. (“Astoria”), the Company’s controlling stockholder, as of December 31, 2003 and March 31, 2003, is as follows (in thousands):

RAINING DATA CORPORATION AND SUBSIDIARIES
LONG-TERM DEBT SCHEDULE

	December 31, 2003	March 31, 2003

Note payable to Astoria	$22,885	$22,140
Plus accrued interest	288	182
Less unamortized discount	(365)	(427)
	22,808	21,895

Note payable and accrued interest - individual	—	256
Capital lease obligations	54	102
Total debt	22,862	22,253
Less current portion of long-term debt	—	(257)
Less current portion of capital lease obligations	(54)	(64)
Total long-term debt	$22,808	$21,932

In January 2003, the Company entered into a Note Exchange Agreement with Astoria replacing the Secured Promissory Note with a Convertible Subordinated Note that extended the maturity date of the debt to May 30, 2008.

4.  STOCKHOLDERS’ EQUITY

The Company’s weighted average common shares for the diluted earnings (loss) per share calculation excludes 1,242,451 and 1,189,745 incremental shares related to outstanding stock options and warrants for the three and nine-month periods ended December 31, 2003, respectively, and excludes 145,597 and 160,618 incremental shares for the three and nine-month periods ended December 31, 2002, respectively.  The calculation also excludes 4,484,906 and 4,520,628 shares related to the Company’s convertible subordinated debt for the three and nine-month periods ended December 31, 2003, respectively.  The Company entered into the convertible subordinated debt in January 2003, accordingly there is no impact on the three and nine-month periods ended December 31, 2002.  These shares have been excluded from the weighted average common shares for diluted earnings (loss) per share calculation because the effect of including them would have been antidilutive.

The change in accumulated other comprehensive income during the three and nine-month periods ended December 31, 2003 and 2002 is the result of the effect of foreign exchange rate changes. The following table reconciles net loss as reported with total comprehensive loss (in thousands):

	Three Months ended December 31,		Nine Months ended December 31,
	2003	2002	2003	2002

Net loss reported	$(203)	$(635)	$(1,238)	$(3,290)
Translation adjustments – net	55	6	208	133
Total comprehensive loss	$(148)	$(629)	$(1,030)	$(3,157)

5.  SUBSEQUENT EVENTS, COMMITMENTS AND CONTINGENCIES

In February 2004, the Company entered into a credit facility which provides the Company with the ability to borrow up to $1.5 million at an annual interest rate of Prime rate plus 1.0% provided that the annual interest rate shall never be less than 5%.  The credit facility is collateralized by the Company’s assets and expires in February 2006.  The credit facility contains financial and reporting covenants that require the Company to maintain certain financial ratios only when the Company has outstanding credit extensions.

Indemnification and warranty provisions contained within the Company’s customer license and service agreements are generally consistent with those prevalent in the Company’s industry.  The duration of the Company’s service warranties generally does not exceed 30 days following completion of its services. The Company has not incurred significant obligations under customer indemnification or warranty provisions.  Accordingly, the Company does not maintain accruals for potential customer indemnification or warranty-related obligations. The indemnification agreements that the Company has executed with its executive officers and directors and the statutory indemnification provisions under the laws of the State of Delaware relating to the Company’s directors require the Company to indemnify such officers and directors in certain instances. The Company has not incurred obligations under these indemnification agreements.  Accordingly, the Company does not maintain accruals for potential officer or director indemnification obligations. The maximum potential amount of future payments that the Company could be required to make is generally limited under the indemnification provisions in its customer license and service agreements, and is unlimited under the indemnification provisions contained in the indemnification agreements entered into with the Company’s officers and directors and the statutory indemnification provisions under the laws of the State of Delaware relating to the Company’s directors.

6.  BUSINESS SEGMENT

The Company operates in one business segment and is engaged in the design, development, sale and support of software infrastructure. The Company divides its products into two main categories: (1) Pick-based database technology (“Databases”), which includes Multi-dimensional Database Management Systems (“MDMS”), XML Data Management Servers (“XDMS”) and the Pick Data Provider for the Microsoft .NET development environment (“PDP”); and (2) Rapid Application Development software tools (“RAD Tools”). The following table represents the net revenue from the Company’s business segment by product line and by office location:

	Three Months Ended December 31,		Nine Months Ended December 31,
	2003	2002	2003	2002
Databases:
United States	$3,745	$3,474	$10,771	$9,864
United Kingdom	389	358	1,123	1,140
France	422	431	1,106	1,206
	4,556	4,263	13,000	12,210

RAD Tools:
United States	301	304	1,268	799
United Kingdom	213	253	599	676
France	243	127	542	403
Germany	477	343	1,152	863
	1,234	1,027	3,561	2,741

Total Net Revenue	$5,790	$5,290	$16,561	$14,951

ITEM 2.  MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

This Form 10-QSB contains forward-looking statements within the meaning of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended. Such statements include our expectations, hopes and intentions regarding the future, including but not limited to statements regarding (i) our strategy, (ii) our research and development plans, (iii) our expectation about selling and marketing costs and general and administrative costs, (iv) the sufficiency of our capital resources, (v) our capital expenditures, (vi) our financing plan, (vii) our revenue and cost of license and service revenue, (viii) our operations and operating results, (ix) our competitive position, (x) our expectation about certain markets, and (xi) our expectation about future expenses. Forward-looking statements involve certain risks and uncertainties, and actual results may differ materially from those discussed in any such statement. Factors that could cause actual results to differ materially from such forward-looking statements include the risks described in the “Risk Factors” section and elsewhere in this Form 10-QSB. All forward-looking statements in this document are made as of the date hereof, based on information available to us as of the date hereof, and we assume no obligation to update any forward-looking statement.

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

Our principal business is the design, development, sale and support of software infrastructure.  Our software may be classified into two main categories: (1) Pick-based database technology, which includes Multi-dimensional Database Management Systems (“MDMS”), XML Data Management Servers (“XDMS”) and the Pick Data Provider for the Microsoft .NET development environment (“PDP”); and (2) Rapid Application Development software tools (“RAD”).

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

In September 2003, we released the production version of the Pick Data Provider (“PDP”) for .NET.  This was our first release in the PDP product line which is designed to support the Microsoft NET Framework.

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

Outside the United States, we maintain direct sales offices in the United Kingdom, France and Germany. In addition, we have distributor relationships in over 25 countries. Approximately 30% and 29% of our revenue came from sales through our offices located outside the United States for the three-month periods ended December 31, 2003 and 2002, respectively, and approximately 27% and 29% of our revenue came from sales through our offices located outside the United States for the nine-month periods ended December 31, 2003 and 2002, respectively.

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

For the three and nine-month periods ended December 31, 2003 and 2002, no single customer accounted for more than 10% of our revenue.

CRITICAL ACCOUNTING POLICIES AND ESTIMATES

The preparation of our condensed consolidated financial statements requires management to make estimates and judgments that affect the reported amounts of assets, liabilities, revenue and expenses, and the disclosure of contingent liabilities.  On an on-going basis, we evaluate our estimates, including those related to revenue recognition and accounting for intangible assets and goodwill. We base our estimates on historical experience and on various other assumptions that we believe to be reasonable under the circumstances. Actual results may differ from these estimates under different assumptions or conditions.

We have identified the accounting policies below as the policies critical to our business operations and the understanding of our results of operations. We believe the following critical accounting policies and the related judgments and estimates affect the preparation of our consolidated financial statements:

REVENUE RECOGNITION. We recognize and defer revenue using the residual method pursuant to the requirements of Statement of Position No. 97-2, “Software Revenue Recognition” (“SOP 97-2”), as amended.  Under the residual method, revenue is recognized in a multiple element arrangement when company-specific objective evidence of fair value exists for all of the undelivered elements in the arrangement, but does not exist for one or more of the delivered elements in the arrangement. At the outset of the arrangement with the customer, we defer revenue for the fair value of our undelivered elements (e.g., maintenance) and recognize revenue for the remainder of the arrangement fee attributable to the elements initially delivered in the arrangement (e.g., software license) when the basic criteria in SOP 97-2 have been met.

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

Service revenues relate primarily to maintenance, consulting services, and training.  Maintenance revenue is recognized ratably over the term of the maintenance contract, typically 12 months. Consulting and training revenue is recognized as the services are performed and is usually calculated on a time and materials basis. Such services primarily consist of implementation services related to the installation of our products and do not include significant customization to or development of the underlying software code. We do not have price protection programs, conditional acceptance agreements or warranty programs, and sales of our products are made without right of return.

When applicable, we record revenue on certain products, such as the PDP product, on a net amount retained basis in accordance with Emerging Issues Task Force Issue No. 99-19, “Reporting Revenue Gross as a Principal verses Net as an Agent.”

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

RESULTS OF OPERATIONS FOR THE THREE AND NINE MONTHS ENDED DECEMBER 31, 2003 AND 2002

REVENUE

NET REVENUE. Our revenue is derived principally from two sources: fees from software licensing and fees for services, including maintenance, consulting, training and technical support. Total net revenue increased 9% to $5.8 million for the three months ended December 31, 2003 from $5.3 million for the same three-month period in the prior fiscal year and increased 11% for the nine months ended December 31, 2003 to $16.6 million from $15.0 million for the same nine-month period in the prior fiscal year.  For the three months ended December 31, 2003, license revenue increased 10% to $2.7 million from $2.5 million for the same three-month period in the prior fiscal year, while services revenue increased 9% to $3.1 million from $2.8 million for the same three-month period in the prior fiscal year.  For the nine months ended December 31, 2003, license revenue increased 6% to $7.3 million from $6.9 million for the same nine-month period in the prior fiscal year, while services revenue increased 15% to $9.3 million from $8.1 million for the same nine-month period in the prior fiscal year.

We view the MDMS and RAD markets in which we operate to be relatively stable and consistent from period to period and anticipate that our revenue on an annual basis from those products will remain stable for the foreseeable future. Fluctuations in revenue between quarters or year-to-year are primarily the result of changes in the mix of software licensing and service fees as well as the timing of orders and customer order patterns. We do not view the changes in year-to-year revenue for the three and nine-month periods ended December 31, 2003 and 2002 to be representative of market trends.  In the longer term, we expect that the MDMS and RAD markets will eventually contract as customers adopt newer technologies and, therefore, the revenue generated from sales of our MDMS and RAD products is expected to decrease.

In addition, we can make no assurances as to customer acceptance of any new products or services, or the ability of the current or any new products and services to generate revenue. While we are committed to research and development efforts that are designed to allow us to penetrate new markets and generate new sources of revenue, such efforts may not result in additional products, services or revenue.

COST OF REVENUE

COST OF LICENSE REVENUE. Cost of license revenue is comprised of direct costs associated with software license sales including software packaging, documentation, physical media costs and royalties.  Total cost of license revenue for the three months ended December 31, 2003 remained relatively consistent with the three months ended December 31, 2002.  As a percentage of license revenue, cost of license revenue increased to approximately 4% for the three months ended December 31, 2003 from 2% of license revenue for the same three-month period in the prior fiscal year.  For the nine months ended December 31, 2003, cost of license revenue increased 82% to $0.3 million from $0.2 million for the nine months ended December 31, 2002.  As a percentage of license revenue, cost of license revenue increased to approximately 4% for the nine months ended December 31, 2003 from 3% of license revenue for the same nine-month period in the prior fiscal year.  This increase, although relatively small in absolute dollars, was largely due to the composition of products sold during the three and nine-month periods ended December 31, 2003.  We anticipate that the cost of license revenue, as a percentage of license revenue and in absolute dollars, will remain relatively stable in future periods.

COST OF SERVICE REVENUE. Cost of service revenue includes consulting, technical support and training, all of which consist primarily of personnel related costs.  Total cost of service revenue increased 18% to $0.5 million for the three months ended December 31, 2003 from $0.4 million for the same three-month period in the prior fiscal year.  As a percentage of service revenue, cost of service revenue increased to approximately 17% for the three months ended December 31, 2003 from 16% of license revenue for the same three-month period in the prior fiscal year.  For the nine months ended December 31, 2003, cost of service revenue increased 17% to $1.6 million from $1.4 million for the nine months ended December 31, 2002.  As a percentage of service revenue, cost of service revenue for the nine months ended December 31, 2003 remained relatively consistent with the prior nine months ended December 31, 2002.  We anticipate that the cost of service revenue as a percentage of service revenue and in absolute dollars will remain relatively stable in future periods.

OPERATING EXPENSES

SELLING AND MARKETING. Selling and marketing expense consists primarily of salaries, benefits, advertising, tradeshows, travel and overhead costs for our sales and marketing personnel. Selling and marketing expense increased 55% to $1.6 million for the three months ended December 31, 2003 from $1.0 million for the three months ended December 31, 2002.  Sales and marketing expense increased to 27% of total revenue for the three months ended December 31, 2003 from 19% of total revenue for the same three-month period in the prior fiscal year.  Selling and marketing expense increased 40% to $4.3 million for the nine months ended December 31, 2003 from $3.1 million for the nine months ended December 31, 2002. Selling and marketing expense increased to 26% of total revenue for the nine months ended December 31, 2003 from 21% of total revenue for the same nine-month period in the prior fiscal year.  The increase in selling and marketing expense was primarily due to increased marketing efforts and an increase in staffing in connection with the release of the XDMS and PDP products. We anticipate that selling and marketing costs related to the XDMS and PDP products will continue to increase as we develop the sales channel for these new products and if customer acceptance of these products increases.  In addition, if our continued research and development efforts are successful, including with respect to our XDMS and PDP products, and new products or services are created, we may incur increased sales and marketing expense to promote those new products in future periods.

RESEARCH AND DEVELOPMENT. Research and development expense consists primarily of salaries and other personnel-related expenses for engineering personnel, expensible hardware and software costs, overhead costs and costs of contractors. Research and development expense increased 15% to $1.8 million for the three months ended December 31, 2003 from $1.6 million for the three months ended December 31, 2002. Research and development expense increased to 31% of total revenue for the three months ended December 31, 2003 from 29% of total revenue for the same three-month period in the prior fiscal year.  Research and development expense increased 32% to $5.6 million for the nine months ended December 31, 2003 from $4.3 million for the nine months ended December 31, 2002. Research and development expense increased to 34% of total revenue for the nine months ended December 31, 2003 from 28% of total revenue for the same nine-month period in the prior fiscal year.  We have seen an increase in our spending related to our development efforts as our new products reached production release and as we refine and add certain features and functionality to these products.  In addition, we continue to incur costs related to the ongoing development and enhancement of all of our product lines.  We are committed to our research and development efforts and expect research and development expense in absolute dollars to remain stable at the current quarter levels in future periods or increase if liquidity improves and we believe that additional spending is warranted. Such efforts may not result in additional new products and any new products, including the announced XDMS and PDP products, may not generate sufficient revenue, if any, to offset the research and development expense.

GENERAL AND ADMINISTRATIVE. General and administrative expense consists primarily of costs associated with our finance, human resources, legal and other administrative functions. These costs consist principally of salaries and other personnel-related expenses, professional fees, depreciation and overhead costs. General and administrative expense decreased 20% to $1.0 million for the three months ended December 31, 2003 from $1.3 million for the same three-month period in the prior fiscal year. General and administrative expense decreased to 18% of total revenue for the three months ended December 31, 2003 from 24% of total revenue for the three months ended December 31, 2002.  General and administrative expense decreased 30% to $2.9 million for the nine months ended December 31, 2003 from $4.2 million for the same nine-month period in the prior fiscal year. General and administrative expense decreased to 18% of total revenue for the nine months ended December 31, 2003 from 28% of total revenue for the nine months ended December 31, 2002.  This decrease in general and administrative spending is a result of continued cost controls. We are focused on the continued reduction in general overhead costs and intend to use any savings from such reduction for our ongoing research and development and sales and marketing efforts.  During the latter portion of fiscal year 2002 and into fiscal year 2003, we underwent significant changes in our management, including the hiring of a new chief executive officer and chief financial officer. Since that time, we have been focused on streamlining the operations, including implementing standardized policies and procedures throughout the organization with increased oversight from management and necessary head count reductions. Additionally, we settled various outstanding legal matters.  This resulted in increased general and administrative costs in the periods incurred.  The Company does anticipate increased expenditures in future periods for professional fees and other items related to the necessary review, testing and evaluation of the Company’s internal control environment as required by the Sarbanes-Oxley Act section 404.  The amount of incremental costs cannot be determined at this time.  With the exception of these incremental costs, we anticipate that general and administrative costs, in absolute dollars, will remain relatively stable or slightly decrease in future periods now that cost reduction efforts have been implemented and all material litigation has been settled.

STOCK-BASED COMPENSATION. Stock-based compensation expense for the three months ended December 31, 2003 remained relatively consistent with the three months ended December 31, 2002.  Stock-based compensation expense decreased to 1% of total revenue for the three months ended December 31, 2003 from 2% of total revenue for the same three-month period in the prior fiscal year.  Stock-based compensation expense decreased 52% to $0.2 million in the nine months ended December 31, 2003 from $0.4 million for the nine months ended December 31, 2002. Stock-based compensation expense decreased to 1% of total revenue for the nine months ended December 31, 2003 from 2% of total revenue for the same nine-month period in the prior fiscal year.  The decrease in stock-based compensation is attributable primarily to cancellations of options for terminated employees, options reaching the end of their vesting periods, no new options being granted with an exercise price below fair value at the date of grant, and fewer options granted to non-employees. We do not anticipate any significant changes in stock-based compensation expense in future periods.

GOODWILL AND AMORTIZATION OF INTANGIBLE ASSETS. Amortization of identifiable intangible assets of $0.7 million was recorded for each of the three-month periods ended December 31, 2003 and 2002.  Amortization of identifiable intangible assets of $2.0 million was recorded for each of the nine-month periods ended December 31, 2003 and 2002.  Under SFAS 142, goodwill is not amortized, but is tested at least annually for impairment. We continue to amortize identifiable intangible assets in accordance with their determined useful life, estimated at four years.

OTHER INCOME (EXPENSE). Other expense consists primarily of net interest expense and, to a much lesser extent, gains and losses on foreign currency transactions. Other expense decreased to $0.3 million in the three months ended December 31, 2003 from $0.9 million in the same three-month period in the prior fiscal year.  Other expense decreased to $0.9 million in the nine months ended December 31, 2003 from $2.9 million in the same nine-month period in the prior fiscal year.  This decrease was primarily the result of the reduction of the interest rate as a result of the restructuring of our debt in January 2003.  We expect other income (expense) to remain stable in future periods.

LIQUIDITY AND CAPITAL RESOURCES

In connection with the acquisition of PickAx, we assumed a Secured Promissory Note issued to Astoria Capital Partners, L.P. (“Astoria”) dated November 30, 2000 in the amount of $18.5 million.  In January 2003, we entered into a Note Exchange Agreement (the “Exchange Agreement”) with Astoria to replace the existing Secured Promissory Note, as amended, with a Convertible Subordinated Note.  Under the terms of the Exchange Agreement, the Secured Promissory Note was exchanged and replaced with a Convertible Subordinated Note having a principal amount of $22.1 million, which principal amount was equal to the outstanding principal and accrued interest payable on the Secured Promissory Note as of the date of the Exchange Agreement.  The Convertible Subordinated Note is convertible into common stock at any time, at the option of Astoria, at a price of $5.00 per share. The Convertible Subordinated Note matures May 30, 2008, extending the May 30, 2003 maturity date of the Secured Promissory Note. The Company may not redeem the Convertible Subordinated Note until January 2005.   The interest rate of the Convertible Subordinated Note is 5% per annum as compared to an interest rate of 10% per annum under the Secured Promissory Note.  The interest is payable quarterly at our option in cash or through increases to the outstanding principal of the Convertible Subordinated Note. For the periods ended March 31, 2003, June 30, 2003, September 30, 2003 and December 31, 2003, we issued payment in kind (“PIK”) notes to Astoria for the accrued interest due in the aggregate amount of $1,033,465.  For the foreseeable future, we expect to issue additional PIK notes to Astoria, in lieu of cash payments for the interest due under the Convertible Subordinated Note.  If the Convertible Subordinated Note or the PIK notes are converted into common stock, our stockholders may experience substantial dilution.  Unlike the Secured Promissory Note, the Convertible Subordinated Note is not secured by our assets.

If our future financial performance improves, we may seek to take advantage of opportunities in the equity and capital markets to raise additional funds for operating needs or to pay down our debt to Astoria.

In addition to holding the Convertible Subordinated Note, Astoria is a major stockholder of ours, holding all of our preferred stock and a majority of our outstanding common stock. Richard W. Koe, a member of our Board of Directors, serves as the Managing General Partner for Astoria Capital Management, which is a general partner of Astoria.  Carlton H. Baab, our President and Chief Executive Officer, served as a Managing Principal of Astoria Capital Management until taking a formal leave of absence to join us in August 2001.  Gerald F. Chew, a member of our Board of Directors, is the cousin of Mr. Koe.

At December 31, 2003, we had $5.7 million in cash and cash equivalents.  We believe that our cash, cash equivalents and cash flow from operating activities will be sufficient to meet our operating and capital expenditure requirements through the foreseeable future. We are committed to research and development efforts that are intended to allow us to penetrate new markets and generate new sources of revenue and improve operating results.  However, our research and development efforts have required, and will continue to require, cash outlays without the immediate or short-term receipt of related revenue. Our ability to service our long-term debt and meet our expenditure requirements is dependent upon our future financial performance, which will be affected by, among other things, prevailing economic conditions, our ability to penetrate new markets and attract new customers, market acceptance of our new and existing products and services, the success of research and development efforts and other factors beyond our control.

In February 2004, the Company entered into a credit facility which provides the Company with the ability to borrow up to $1.5 million at an annual interest rate of Prime rate plus 1.0% provided that the annual interest rate shall never be less than 5%.  The credit facility is collateralized by the Company’s assets and expires in February 2006.  The credit facility contains financial and reporting covenants that require the Company to maintain certain financial ratios only when the Company has outstanding credit extensions.

We had no material commitments for capital expenditures at December 31, 2003.

Net cash provided by operating activities was $0.4 million for the nine months ended December 31, 2003 and net cash used for operating activities was $1.6 million for the nine months ended December 31, 2002.

Our earnings before interest, taxes, depreciation and amortization (EBITDA) was $0.9 million, or 15% of total net revenue, and $1.0 million, or 19% of total net revenue, for the three-month periods ended December 31, 2003 and 2002, respectively.  For the nine months ended December 31, 2003, EBITDA was $2.0 million, or 12% of net revenue, as compared to $2.2 million, or 15% of net revenue, for the same nine-month period in the prior fiscal year.  The reduction in EBITDA for the three months ended December 31, 2003 was a result of increased development and marketing costs related to our new product initiatives.  EBITDA is defined as net loss with an add-back for depreciation, goodwill and non-goodwill amortization, non-cash stock-based compensation expense, interest expense and other income.  The following table reconciles EBITDA to the reported net loss:

RAINING DATA CORPORATION AND SUBSIDIARIES
RECONCILIATION OF EBITDA TO NET LOSS

(Unaudited)

	For the three months ended December 31,		For the nine months ended December 31,
In $000’s	2003	2002	2003	2002

Reported net loss	$(203)	$(635)	$(1,238)	$(3,290)
Depreciation and non-goodwill amortization	84	75	263	280
Stock-based compensation	48	89	171	354
Intangible amortization	650	650	1,950	1,950
Interest expense-net	307	853	908	2,920
Other income-net	(10)	(5)	(21)	(44)

EBITDA	$876	$1,027	$2,033	$2,170

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

RAINING DATA CORPORATION AND SUBSIDIARIES
RECONCILIATION OF EBITDA TO NET CASH PROVIDED BY (USED FOR) OPERATING ACTIVITIES
(Unaudited)

	For the nine months ended December 31,
In $000’s	2003	2002

Net cash provided by (used for) operating activities	$446	$(1,625)

Interest expense, net	908	2,920
Other income, net	(21)	(44)
Change in accounts receivable	11	115
Change in other assets	234	485
Change in accounts payable and accrued liabilities	85	1,746
Change in deferred revenue	432	58
Note discount amortization	(62)	(1,485)

EBITDA	$2,033	$2,170

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

We have devoted significant resources to the research and development of products and technology. We believe that our future success will depend in large part on a strong research and development effort with respect to both our existing and new products. Since the start of fiscal year 2002, we have changed the mix of our research and development efforts to include technologies, markets and products outside of our historical market, specifically XML-based infrastructure products.  In May 2003, we announced the initial production release of our first XDMS product which resulted from these development efforts.  In September 2003, we released the production version of the Pick Data Provider (“PDP”) for .NET.  This was our first release in the PDP product line which is designed to support the Microsoft NET Framework.  While we intend for these efforts to improve our operating results and increase cash flow, such efforts may not result in new products or revenue, and any new products that do result may not be successful. The development of new or enhanced software products is a complex and uncertain process requiring high levels of innovation, as well as accurate anticipation of customer and technical trends. In developing new products and services, we may fail to develop and market products that respond to technological changes or evolving industry standards in a timely or cost-effective manner, or experience difficulties that could delay or prevent the successful development, introduction and marketing of these new products. The development and introduction of new or enhanced products also requires us to manage the transition from older products in order to minimize disruptions in customer ordering patterns and to ensure that adequate supplies of new products can be delivered to meet customer demand. Failure to develop and introduce new products, or enhancements to existing products, in a timely manner in response to changing market conditions or customer requirements, or lack of customer acceptance of our products, will materially and adversely affect our business, results of operations and financial condition.

THE CONCENTRATION OF OUR STOCK OWNERSHIP AND THE DEBT OWED TO ASTORIA GIVE CERTAIN STOCKHOLDERS SIGNIFICANT CONTROL OVER OUR BUSINESS.

As of December 31, 2003, Astoria and Rockport Group, LP (“Rockport”) together beneficially owned approximately 72% of our outstanding common stock. As of such date, Astoria also owned all of our outstanding preferred stock. In addition, as of December 31, 2003, the Convertible Subordinated Note issued to Astoria had a balance of approximately $23.2 million in principal and accrued interest maturing May 30, 2008.  Richard W. Koe, a member of our Board of Directors, serves as the Managing General Partner for Astoria Capital Management, which is a general partner of Astoria.  Carlton H. Baab, our President and Chief Executive Officer, served as a Managing Principal of Astoria Capital Management until taking a formal leave of absence to join us in August 2001.  Mr. Wagner, a member of our Board of Directors, is the Managing Director of Rockport.  This concentration of stock ownership, together with the outstanding debt, would allow Astoria, acting alone, or Rockport and Astoria, acting together, to block any actions that require approval of our stockholders, including the election of members to the Board of Directors and the approval of significant corporate transactions. Also, Astoria, acting alone, or Rockport and Astoria, acting together, could approve certain corporate actions without the consent of the other stockholders. Moreover, this concentration of ownership may delay or prevent a change in control.

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

IF WE FAIL TO INCREASE REVENUE OR IMPROVE OUR OPERATING RESULTS, WE MAY NOT BE ABLE TO REPAY OUR DEBT TO ASTORIA.

We believe that our cash, cash equivalents and cash flow from operating activities will be sufficient to meet our operating and capital expenditure requirements at least through the foreseeable future. Our ability to meet our expenditures and service our debt obligations is dependent upon our future financial performance, which will be affected by, among other things, prevailing economic conditions, our ability to penetrate new markets and attract new customers, market acceptance of our new and existing products and services, the success of research and development efforts and other factors beyond our control.  As described above, in January 2003, we entered into the Exchange Agreement with Astoria to replace the existing Secured Promissory Note, which was due May 2003, with a Convertible Subordinated Note, which is due and payable in May 2008.  The Convertible Subordinated Note bears interest at 5% per annum and is convertible into common stock by Astoria at any time at a price of $5.00 per share. If we are unable to penetrate new markets, generate new sources of revenue or otherwise improve our operating results, we may be unable to repay our debt to Astoria or to access opportunities in the equity and capital markets to raise additional funds for operating needs.

IF THE REGISTRATION RIGHTS HELD BY ASTORIA AND OTHER SECURITIES HOLDERS ARE EXERCISED, OR THESE SECURITIES HOLDERS SELL A SUBSTANTIAL AMOUNT OF RESTRICTED SECURITIES IN THE OPEN MARKET, OUR STOCK PRICE MAY DECLINE.

As of December 31, 2003, we had 18,199,348 outstanding shares of common stock, of which approximately 9,700,000 shares were restricted securities held by Astoria and other holders. Restricted securities may be sold in the public market only if they are registered or if they qualify for an exemption from registration promulgated under the Securities Act of 1933, as amended. At present, all of our outstanding restricted securities are either entitled to registration rights or eligible for public sale under Rule 144, subject to volume limitations and other requirements of Rule 144.   If Astoria or other holders decide to exercise their demand registration rights, we would incur costs and expenses associated with the registration of securities.

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

We currently face competition from a number of sources, including several large vendors that develop and market databases, development tools, and decision support products and consulting services. Our MDMS products compete with products developed by companies such as Oracle, Microsoft, IBM and Sybase. Our Omnis line of RAD developer products currently encounters competition from several direct competitors and competing development environments including Microsoft

(Visual Studio and Visual Studio .NET) and JAVA.  Competition is developing in the XML market for which our XDMS products are intended.  Companies who do or are expected to compete in this market include Oracle, IBM, Microsoft, Sybase and BEA, as well as a number of smaller companies. Our new PDP products, which are intended to support the Microsoft ..NET Framework, are subject to significant competition, primarily from IBM, Microsoft and Oracle. Additionally, as we expand our business, we expect to compete with a different group of companies, including smaller, highly focused companies offering single products.

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

OUR PRODUCTS HAVE A LONG SALES CYCLE, WHICH COULD RESULT IN DELAYS IN THE RECEIPT OF REVENUE.

The sales cycle for our MDMS and RAD products typically ranges from three to nine months or longer and the sales cycle for our XDMS and PDP products is anticipated to be significantly longer since these new products are just beginning to be adopted by the marketplace.  Our products are typically used by application developers, system integrators and value added resellers to develop applications that are critical to their corporate end user’s business. Because the purchases of our products are often part of an end user’s larger business process, re-engineering initiative, or implementation of client/server or web-based computing, the end users frequently view the purchase of our products as part of a long-term strategic decision regarding the management of their workforce-related operations and expenditures. Thus, this sometimes results in end users taking a significant period of time to assess alternative solutions by competitors or to defer a purchase decision as a result of an unrelated strategic issue beyond our control.   As a result, a significant period of time may elapse between our research and development efforts and recognition of revenue, if any.

OUR PRODUCTS MAY CONTAIN SOFTWARE DEFECTS, WHICH COULD HARM OUR BUSINESS.

Our enterprise applications software may contain undetected errors or failures. This includes our XDMS and PDP products, which are at higher risk given these products are in the earliest stages of the product life cycle. This may result in loss of, or delay in, customer acceptance of our products and could harm our reputation and our business. Undetected errors or failures in computer software programs are not uncommon. While we make every effort to thoroughly test our software, in the event that we experience significant software errors, we could experience delays in release, customer dissatisfaction and lost revenue. Any of these errors or defects could harm our business.

OUR GLOBAL OPERATIONS EXPOSE US TO ADDITIONAL RISKS AND CHALLENGES ASSOCIATED WITH CONDUCTING BUSINESS INTERNATIONALLY.

We operate on a global basis with offices or distributors in Europe, Africa, Asia, Latin America, South America, Australia and North America. Approximately 30% and 27% of our revenue for the three and nine-month periods ended December 31, 2003, respectively was generated from our international offices. We face several risks inherent in conducting business internationally, including but not limited to the following:

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

THE INABILITY TO PROTECT OUR INTELLECTUAL PROPERTY COULD HARM OUR ABILITY TO COMPETE.

Our ability to compete successfully will depend, in part, on our ability to protect our proprietary technology and operations without infringing upon the rights of others. We may fail to do so. In addition, the laws of certain countries in which our products are, or may be, licensed may not protect our proprietary rights to the same extent as the laws of the United States. We rely primarily on a combination of trade secret, copyright and trademark laws and contractual provisions to protect our intellectual property and proprietary rights. Our registered trademarks include Raining Data, Pick, D3, Omnis, Omnis Studio, mvEnterprise, mvBase, mvDesigner, and our trademarks or service marks includes TigerLogic among others.  We also have a pending U.S. patent application as of December 31, 2003.  In addition to trademark and copyright protections, we license our products to end users on a “right to use” basis pursuant to a perpetual license agreement that restricts use of products to a specified number of users. We generally rely on “shrink-wrap” or “click-wrap” licenses that become effective when a customer opens the package or downloads and installs software on its system. In order to retain exclusive ownership rights to our software and technology, we generally provide our software in object code only, with contractual restrictions on copying, disclosure and transferability. There can be no assurance that these protections will be adequate, or that our competitors will not independently develop technologies that are substantially equivalent or superior to our technology.

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

PART II. OTHER INFORMATION

ITEM 1.  LEGAL PROCEEDINGS

We are subject from time to time to claims and suits arising in the ordinary course of business.  As of December 31, 2003, we were not a party to any material litigation, claim or suit.

ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K

(a)	Exhibits:

31.1	Certification of Chief Executive Officer.
31.2	Certification of Chief Financial Officer.
32.1	Certification of Chief Executive Officer and Chief Financial Officer Pursuant to 18 U.S.C. 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

SIGNATURES

In accordance with the requirements of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Date: February 11, 2004	RAINING DATA CORPORATION

/s/ Brian C. Bezdek

Brian C. Bezdek
Chief Financial Officer and Duly Authorized Officer

EXHIBIT INDEX

31.1	Certification of Chief Executive Officer
31.2	Certification of Chief Financial Officer
32.1	Certification of Chief Executive Officer and Chief Financial Officer Pursuant to 18 U.S.C. 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.