Form 10KSB
period 2004-03-31
RAINING DATA CORP
filed 2004-06-29
CIK 820738

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-KSB

(Mark one)
☒ ANNUAL REPORT PURSUANT TO SECTION 13 or 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended March 31, 2004

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

Check whether the issuer (1) filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☒  No ☐

Check if disclosure of delinquent filers in response to Item 405 of Regulation S-B is not contained in this form, and no disclosure will be contained, to the best of Registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-KSB or any amendment to this Form 10-KSB. ☐

The Registrant’s revenues for the fiscal year ended March 31, 2004 were $22.3 million.

The aggregate market value of the voting stock held by non-affiliates of the Registrant was $12,915,069 on June 9, 2004 based on the closing sale price of such stock on that date.

As of June 9, 2004, the Registrant had 18,428,141 shares of its common stock outstanding.

DOCUMENTS INCORPORATED BY REFERENCE

None.

Transitional Small Business Disclosure Format (check one): Yes ☐  No ☒

RAINING DATA CORPORATION

FISCAL YEAR 2004 FORM 10-KSB ANNUAL REPORT

PART I

ITEM 1. DESCRIPTION OF BUSINESS

This Form 10-KSB contains forward-looking statements within the meaning of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended (the “Exchange Act”). Such statements include our expectations, hopes and intentions regarding the future, including but not limited to statements regarding our strategy, competition, development plans (including anticipated cost, timing and eventual acceptance of new products and services by the market), financing, revenue and operations. Forward-looking statements involve certain risks and uncertainties and actual results may differ materially from those discussed in any such statement. Factors that could cause actual results to differ materially from such forward-looking statements include the risks described in the “Risk Factors” section and elsewhere in this Form 10-KSB. All forward-looking statements in this document are made as of the date hereof, based on information available to us as of the date hereof, and we assume no obligation to update any forward-looking statement.

Overview

We were incorporated in the State of Delaware in August 1987. We were originally incorporated as Blyth Holdings, Inc., and our name was changed to Omnis Technology Corporation in September 1997. Effective December 1, 2000, we completed the acquisition of PickAx, Inc., a Delaware corporation (“PickAx”). Concurrent with the acquisition, we changed our name to Raining Data Corporation.

Our principal business is the design, development, sale and support of software infrastructure. Our software may be categorized into four product lines: Multi-dimensional database management systems (“MDMS”), Rapid Application Development (“RAD”) software tools, XML data management servers (“XDMS”) and Pick Data Provider (“PDP”) for the Microsoft .NET development environment. Our products allow customers to create and enhance flexible software applications for their own needs. The MDMS products are based on the multi-dimensional data model and are designed to operate in environments such as Windows, Unix and Linux. Our RAD products support the full life cycle of software application development and are designed for rapid prototyping, development and deployment of graphical user interface (“GUI”) client/server and web applications. The RAD products are object-oriented and component-based, providing the ability to deploy applications on operating system platforms such as Windows, Unix and Linux, as well as database environments such as MySQL, Oracle, DB2, Sybase, Microsoft SQL Server and other Open Data Base Connectivity (“ODBC”) compatible database management systems. We continue to develop and enhance our MDMS and RAD products. New releases in all of our product lines are currently in progress.

Beginning in fiscal 2002, we changed the mix of our research and development efforts to include the development of technologies and products outside of our historical market, specifically XML-based XDMS infrastructure products.  The first product related to these development efforts was the production release of TigerLogic version 1.1 in May 2003. TigerLogic XDMS is a high-performance information infrastructure software that provides both scalability, XA-compliant transactional integrity and fine-grain search capabilities typically associated with enterprise databases, as well as the dynamic extensibility, n-tier hierarchies and ease of use and deployment, mostly found in data repositories and file systems. We have filed patent applications related to the technology utilized in the TigerLogic product and those patents were pending as of March 31, 2004.

In September 2004, we announced the production release of the Pick Data Provider for .NET.  The Pick Data Provider component for the Microsoft .NET Framework is tightly integrated with Microsoft Visual Studio .NET. It allows software developers using IBM’s Universe and Unidata databases and our D3 database platform to build Client/Server applications, Web applications or Web services using any of the languages and technologies that run on the Microsoft .NET Framework, such as Microsoft ASP.NET, Visual Basic .NET, Visual C# .NET and Visual J# .NET.

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

The MDMS product line consists principally of the D3 Data Base Management System (“D3”), which operates on many systems including but not limited to IBM AIX, DG/UX, HP-UX, Linux and Windows NT.  D3 allows application programmers to create new business solution software in less time than it normally takes in many other environments. This can translate into lower costs for the developer, lower software prices for the customer and reduced costs of ownership for both the developer and end user. Our MDMS products also include mvEnterprise, a scalable multidimensional database solution that allows the user to leverage the capabilities of the UNIX operating system and mvBase, a multidimensional database solution that runs on all Windows platforms.

RAD Products

The RAD product line is an object-oriented development environment that is designed to allow customers to develop and deploy web and client/server applications. The products include Omnis Studio, Omnis Studio for SAP and Omnis Classic, which offer cross-platform support for Windows, Mac and Linux.

XDMS Products

Our XML data management server product line includes TigerLogic XDMS (“TigerLogic”). TigerLogic XDMS is a mid-tier operational data server software product that simplifies and streamlines information access for XML-enabled Java and .NET applications. The TigerLogic XDMS decouples structured and unstructured data from the back-end sources, transforms it into XML, stores aggregated views in the mid-tier, profiles and indexes them for fast retrieval. The TigerLogic XDMS includes innovative XML processing technology that boosts the performance and efficiency of data architectures by aggregating and moving commonly requested data to the mid-tier, between front-end Web Services composite applications and back-end operational systems and legacy applications. TigerLogic XDMS uses the Pick UDM to power its underlying storage engine and allow new data to be processed in the TigerLogic XDMS data model with almost no programming. This creates an extensible and flexible environment enabling companies to leverage the full power of XML. TigerLogic supports industry standards, including J2EE Connector Architecture (JCA), World Wide Web Consortium’s (W3C’s) XML Schema, XSLT, SOAP and XPath specifications.

PDP Products

The PDP products include the Pick Data Provider for .NET. This product extends the intrinsic capabilities of Pick and Pick-like databases to the Microsoft .NET framework technology, allowing for ease of development and deployment of applications using the Visual Studio.NET development environment while allowing native access to our D3 database as well as the Universe and Unidata databases from IBM.

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

Sales and Distribution

In the United States, we sell our products through established distribution channels consisting of system integrators, specialized vertical application software developers and consulting organizations. We also sell our products directly through our sales personnel to end user organizations.

Outside the United States, we maintain direct sales offices in the United Kingdom, France and Germany.  Approximately 28% and 29% of our revenue came from sales through our offices located outside the United States for the fiscal years ended 2004 and 2003, respectively.

We sell our products in U.S. Dollars in North America, British Pounds Sterling in the United Kingdom and Euros in Germany and France. Because we recognize revenue and expense in these various currencies but report our financial results in U.S. Dollars, changes in exchange rates may cause variances in our period-to-period revenue and results of operations in future periods. Recorded foreign exchange gains and losses have not been material to our performance to date.

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

•                                          Corporate Information Technology (“IT”) Departments.

For the three years ended March 31, 2004, 2003 and 2002, no single customer accounted for more than 10% of our revenue.

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

Competition

The application development tools software market is rapidly changing and intensely competitive. Our MDMS products compete with products developed by companies such as Oracle, Microsoft and IBM. Our Omnis line of RAD products currently encounters competition from several direct competitors including Microsoft Corporation, and competing development environments, including JAVA. Competition is developing and evolving in the XML market for which our XDMS products are intended. Companies who do or are expected to compete in this market include Oracle, IBM, Microsoft and BEA, as well as a number of smaller companies with products that directly and indirectly compete with our XDMS products. Our new initiatives in the .NET area are subject to significant competition, primarily from Microsoft and Oracle. Most of our competitors have significantly more financial, technical, marketing and other resources than we do. As a result, these competitors may be able to respond more quickly to new or emerging technologies, evolving markets, changes in customer requirements, and may devote greater resources to the development, promotion and sale of their products.

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

Intellectual Properties and Other Proprietary Rights

We rely primarily on a combination of trade secret, copyright and trademark laws and contractual provisions to protect our intellectual property and proprietary rights. Our registered trademarks include Raining Data, Pick, D3, Omnis, Omnis Studio, mvEnterprise, mvBase, mvDesigner and our service marks include TigerLogic, among others. We also have one pending U.S. patent application as of March 31, 2004.

We license our products to end users on a “right to use” basis pursuant to a perpetual license agreement that restricts use of products to a specified number of users. We generally rely on “click-wrap” licenses that become effective when a customer downloads and installs the software on its system. In order to retain exclusive ownership rights to our software and technology, we generally provide our software in object code only, with contractual restrictions on copying, disclosure, and transferability. There can be no assurance that these protections will be adequate, or that our competitors will not independently develop technologies that are substantially equivalent or superior to our technology.

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

Employees

At March 31, 2004, we had 142 employees worldwide of which 104 were in the United States and 38 were in our international offices. Of the 142 employees, approximately 45% are in research and development, 20% in technical support, 20% in sales and marketing and 15% in general and administrative functions.

Executive Officers

The following sets forth certain information regarding our executive officers as of March 31, 2004:

Name	Age	Position(s)

Carlton H. Baab	46	President, Chief Executive Officer and Director
Brian C. Bezdek	33	Chief Financial Officer and Secretary
Mario I. Barrenechea	43	Senior Vice President, Worldwide Sales and Marketing
Mark Allen	59	Vice President, Worldwide Customer Support & Training
Boris Geller	40	Vice President, Market Development
Gwyneth M. Gibbs	60	Vice President, European Operations
Soheil Raissi	48	Vice President, Product Development & Professional Services

Mr. Baab joined us as the President and Chief Executive Officer in August 2001 and was appointed as a member of the Board in December 2001. From May 2001 to August 2001, Mr. Baab served as a Managing Principal of Astoria Capital Management (“ACM”), a Securities and Exchange Commission (the “SEC”) registered investment advisor and a General Partner of Astoria Capital Partners, L.P. (“ACP”), a significant stockholder of ours. In August 2001, Mr. Baab took a formal leave of absence from ACM to join us. From March 2000 to April 2001, Mr. Baab was the Vice President of Finance and Chief Financial Officer of Certive, Inc., a web-based small-business services firm. From January 1999 to March 2000, Mr. Baab was the Chief Operating Officer and Chief Financial Officer of RemarQ Communities, Inc., a web-based provider of discussion group services. Mr. Baab served as Chief Financial Officer of the CKS Group (“CKS”), a marketing communications company, from February 1994 through December 1998. In addition, Mr. Baab served as an Executive Vice President and the Secretary of CKS from August 1995 through December 1998 and as CKS’s Chief Operating Officer from August 1995 through May 1996. Mr. Baab also served on the Board of Directors of Momentum Business Applications, Inc. (Nasdaq: MMTM), which provided research and development expertise on a contract basis, until it was acquired by PeopleSoft (Nasdaq: PSFT) in April 2002. Mr. Baab also serves on the University of Southern California, School of Engineering Board of Councilors. Mr. Baab holds a B.S. in Electrical Engineering, with honors, from the University of Southern California and an M.B.A. from the Harvard Graduate School of Business Administration.

Mr. Bezdek has served as our Chief Financial Officer since January 2003 and has served as Secretary since April 2002. Mr. Bezdek joined us as Vice President, Finance, Corporate Controller and Secretary in April 2002. From May 1996 to April 2002, Mr. Bezdek held various corporate finance positions, most recently as Vice President of Finance, at Activision Publishing Inc. (Nasdaq: ATVI), a worldwide publisher, developer and distributor of video games and interactive entertainment products. Mr. Bezdek holds a B.S. in Business Administration from Bowling Green State University and is a Certified Public Accountant as well as a Certified Treasury Professional.

Mr. Barrenechea has served as our Senior Vice President, Worldwide Sales and Marketing since December 2000. Mr. Barrenechea joined us from PickAx, with whom the Company merged in December 2000, where he served in a similar capacity. From 1994 until joining PickAx in 2000, Mr. Barrenechea served in various executive sales and marketing capacities at Informix, Inc., a leading supplier of computer software relational and multidimensional databases. Mr. Barrenechea holds a B.S. in Electrical Engineering from Temple University.

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

ITEM 2. DESCRIPTION OF PROPERTY

We currently lease approximately 44,750 square feet of office space in two buildings in Irvine, California pursuant to a lease that expires in November 2005 and that provides for a base monthly rent of approximately $69,000. The facility accommodates engineering, technical support, sales, marketing, and general administration. We sublease one of the two buildings representing approximately 13,000 square feet to an unrelated third party. The sublease also has a November 2005 expiration date.

We own a building consisting of approximately 5,900 total square feet located on approximately six acres of land in Suffolk, England. The facility houses engineers, marketing, and technical support.

We also lease three sales and support offices in Europe.

ITEM 3. LEGAL PROCEEDINGS

We are subject from time to time to litigation, claims and suits arising in the ordinary course of business. As of March 31, 2004, we were not a party to any material litigation, claim or suit.

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

No matters were submitted to a vote of our stockholders during the fourth quarter of the fiscal year ended March 31, 2004.

PART II

ITEM 5. MARKET FOR COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND SMALL BUSINESS ISSUER PURCHASES OF EQUITY SECURITIES

Market Information

Our common stock is traded on the Nasdaq SmallCap Market under the symbol “RDTA.”

The following table sets forth the high and low closing prices for our common stock for fiscal years 2003 and 2004:

	High	Low

Fiscal Year 2003
First Quarter	$3.10	$1.46
Second Quarter	$1.55	$0.74
Third Quarter	$3.05	$0.77
Fourth Quarter	$2.12	$1.50

	High	Low

Fiscal Year 2004
First Quarter	$4.13	$1.45
Second Quarter	$4.01	$2.62
Third Quarter	$3.70	$2.53
Fourth Quarter	$4.81	$3.07

On March 31, 2004, the closing price for our common stock on the Nasdaq SmallCap Market was $3.49 and there were approximately 140 holders of record of our common stock.

Dividends

We have never declared or paid dividends on our common stock. We intend to retain earnings, if any, for the operation and expansion of our business, and therefore do not anticipate paying any cash dividends in the foreseeable future.

ITEM 6. MANAGEMENT’S DISCUSSION AND ANALYSIS

This Form 10-KSB contains forward-looking statements within the meaning of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Exchange Act. Such statements include our expectations, hopes, and intentions regarding the future, including but not limited to statements regarding our strategy, competition, development plans (including anticipated cost, timing and eventual acceptance of new products and services by the market), financing, revenue, and operations. Forward-looking statements involve certain risks and uncertainties, and actual results may differ materially from those discussed in any such statement. Factors that could cause actual results to differ materially from such forward-looking statements include the risks described in the “Risk Factor” section and elsewhere in this

Form 10-KSB. All forward-looking statements in this document are made as of the date hereof, based on information available to us as of the date hereof, and we assume no obligation to update any forward-looking statement.

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

REVENUE RECOGNITION.  We recognize revenue using the residual method pursuant to the requirements of Statement of Position No. 97-2, “Software Revenue Recognition” (SOP 97-2), as amended.  Under the residual method, revenue is recognized in a multiple element arrangement when company-specific objective evidence of fair value exists for all of the undelivered elements in the arrangement, but does not exist for one or more of the delivered elements in the arrangement. At the outset of the arrangement with the customer, we defer revenue for the fair value of our undelivered elements (e.g., contract revenue amount for maintenance) based on company-specific objective evidence of the amount such items are sold individually to our customers and recognize revenue for the remainder of the arrangement fee attributable to the elements initially delivered in the arrangement (e.g., software license) when the basic criteria in SOP 97-2 have been met.

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

INTANGIBLE ASSETS AND GOODWILL.  We assess the impairment of identifiable intangibles, long-lived assets and goodwill whenever events or changes in circumstances indicate that the carrying value may not be recoverable. We also assess the value of goodwill at least annually.  Factors we consider to be important which could trigger an impairment review include the following:

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

Following the adoption of SFAS No. 142, “Goodwill and Other Intangible Assets,” we updated our policy for assessing and determining impairment of goodwill. The SFAS No. 142 goodwill impairment model is a two-step process. The first step is used to identify potential impairment by comparing the fair value of a reporting unit with its net book value (or carrying amount), including goodwill. If the fair value exceeds the carrying amount, goodwill of the reporting unit is considered not impaired and the second step of the impairment test is unnecessary. If the carrying amount of a reporting unit exceeds its fair value, the second step of the goodwill impairment test is performed to measure the amount of impairment loss, if any. The second step of the goodwill impairment test compares the implied fair value of the reporting unit’s goodwill with the carrying amount of that goodwill. If the carrying amount of the reporting unit’s goodwill exceeds the implied fair value of that goodwill, an impairment loss is recognized in an amount equal to that excess. The implied fair value of goodwill is determined in the same manner as the amount of goodwill recognized in a business combination. That is, the fair value of the reporting unit is allocated to all of the assets and liabilities of that unit (including any unrecognized intangible assets) as if the reporting unit had been acquired in a business combination and the fair value of the reporting unit was the purchase price paid to acquire the reporting unit.

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

Results of Operations

The following table sets forth certain Consolidated Statement of Operations data in total dollars, as a percentage of total net revenue and as a percentage change from the prior year.  Cost of license revenue and the cost of service revenue are expressed as a percentage of the related revenue. This information should be read in conjunction with the Consolidated Financial Statements and the notes thereto included elsewhere in this Form 10-KSB.

	Twelve Months Ended March 31, 2004			Twelve Months Ended March 31, 2003			Twelve Months Ended March 31, 2002
	Results	% of Net Revenues	Percent Change	Results	% of Net Revenues	Percent Change	Results	% of Net Revenues
Net revenues
Licenses	$9,819	44%	(1)%	$9,932	47%	0%	$9,903	51%
Services	12,478	56%	13%	11,074	53%	18%	9,364	49%
Total net revenues	22,297	100%	6%	21,006	100%	9%	19,267	100%
Cost of revenues
Cost of license revenues (as a % of license revenues)	415	4%	18%	351	4%	(8)%	383	4%
Cost of service revenues (as a % of service revenues)	2,174	17%	3%	2,103	19%	(23)%	2,744	29%
Gross margin on license revenues	9,404	96%	(2)%	9,581	96%	1%	9,520	96%
Gross margin on service revenues	10,304	83%	15%	8,971	81%	36%	6,620	71%
Operating expenses
Selling and marketing	5,727	26%	24%	4,628	22%	(28)%	6,402	33%
Research and development	7,553	34%	16%	6,534	31%	7%	6,121	32%
General and administrative	3,770	17%	(16)%	4,466	21%	(23)%	5,815	30%
Stock-based compensation	246	1%	(30)%	351	2%	(72)%	1,247	6%
Amortization of goodwill and intangible assets	2,600	12%	0%	2,600	12%	(80)%	12,821	67%
Total operating expenses	19,896	89%	7%	18,579	88%	(43)%	32,406	168%
Operating loss	(188)	(1)%	596%	(27)	(0)%	(100)%	(16,266)	(84)%
Other income (expense), net	(1,196)	(5)%	(64)%	(3,362)	(16)%	(19)%	(4,159)	(22)%
Loss before income taxes	(1,384)	(62)%	89%	(3,389)	(16)%	83%	(20,425)	(106)%
Provision (benefit) for income taxes	(31)	0%	203%	30	0%	100%	—	—
Net loss	$(1,353)	(6)%	(60)%	$(3,419)	(16)%	(83)%	$(20,425)	(106)%

REVENUE

NET REVENUE. Our revenue is derived principally from two sources: fees from software licensing and fees for services, including maintenance, consulting, training and technical support.  We license our software on a per-server basis or per-user basis. Therefore, the addition of servers or users to existing systems increases our revenue from our installed base of licenses.  We view the MDMS and RAD markets in which we operate to be relatively stable and consistent from period to period and anticipate that our revenue on an annual basis from those products will remain stable for the foreseeable future. The increase in net revenue is primarily due to an increase in year over year service revenue.  Fluctuations in revenue between quarters or year-to-year are primarily the result of changes in the mix of software licensing and service fees as well as the timing of orders and customer order patterns. We do not view the changes in year-to-year revenue for the years ended March 31, 2004, 2003 and 2002 to be representative of market trends. However, the increase in service revenues is a result of our focused efforts to increase the number of customers under support and maintain our existing supported customer base.  In the longer term, we expect that the MDMS and RAD markets will eventually contract as customers adopt newer technologies and, therefore, the revenue generated from sales of our MDMS and RAD products is expected to decrease.

We have been selling software development kits (“SDKs”) for the PDP product, primarily directly to IT departments that are developing new applications and re-engineering existing applications for in-house use.  SDKs are priced competitively to promote the adoption and entry into the product line and, therefore, the sale of SDKs yielded minimal initial revenue in the last fiscal year. Deployment of applications created using the PDP SDKs requires the purchase of deployment licenses, which would result in additional revenue for us.  The development cycle takes time for our customers to complete prior to deployment.  Should the adoption of the PDP product and our customer’s development efforts be successful, we would anticipate additional revenue in future periods related to the sale of the deployment licenses.

However, we can give no assurances as to customer acceptance of any new products or services, or the ability of the current or any new products and services to generate revenue. While we are committed to research and development efforts that are designed to allow us to penetrate new markets and generate new sources of revenue, such efforts may not result in additional products, services or revenue.

COST OF REVENUE

COST OF LICENSE REVENUE. Cost of license revenue is comprised of direct costs associated with software license sales including software packaging, documentation, physical media costs and royalties.  The increase in cost of license revenue in fiscal 2004 as compared to fiscal 2003 is attributable to royalty payments made to third parties for co-developed or licensed products sold in the last fiscal year.  Cost of license revenue remained relatively consistent in fiscal 2003 as compared to fiscal 2002.  We anticipate that the cost of license revenue, as a percentage of license revenue and in absolute dollars, will be relatively stable in future periods.

COST OF SERVICE REVENUE. Cost of service revenue includes consulting, technical support and training, all of which consist primarily of personnel related costs.   Cost of service revenue remained relatively consistent in fiscal 2004 as compared to fiscal 2003. The decrease in cost of service revenue in fiscal 2003 as compared to fiscal 2002 is attributable to management’s streamlining of operations and overhead cost reductions.  We anticipate that the cost of service revenue as a percentage of service revenue and in absolute dollars will be relatively stable in future periods.

OPERATING EXPENSES

SELLING AND MARKETING. Selling and marketing expense consists primarily of salaries, benefits, advertising, tradeshows, travel and overhead costs for our sales and marketing personnel.  The increase in selling and marketing expense in fiscal 2004 as compared to fiscal 2003 was primarily due to increased marketing efforts including trade show costs, marketing research and an increase in staffing and travel related expenses in connection with the release of the XDMS and PDP products.  The decrease in selling and marketing expense in fiscal 2003 as compared to fiscal 2002 was primarily due to management’s streamlining of our sales force and marketing efforts and overhead cost reductions.  We anticipate that selling and marketing costs related to the XDMS and PDP products will continue to increase as we further develop the sales channel for these new products and if customer acceptance of these products increases.  In addition, if our continued research and development efforts are successful, including with respect to our XDMS and PDP products, and new products or services are created, we may incur increased sales and marketing expense to promote those new products in future periods.

RESEARCH AND DEVELOPMENT. Research and development expense consists primarily of salaries and other personnel-related expenses for engineering personnel, expensible hardware and software costs, overhead costs and costs of contractors.  In fiscal 2004 and 2003, we have seen an increase in our spending related to our development efforts as our new products have reached production release and as we have refined and added certain features and functionality to these products.  In addition, we continue to incur costs related to the ongoing development and enhancement of all of our product lines.  We are committed to our research and development efforts and expect research and development expense will remain at the current level in future periods or increase if we believe that additional spending is warranted. Such efforts may not result in additional new products and any new products, including the XDMS and PDP products, may not generate sufficient revenue, if any, to offset the research and development expense.

GENERAL AND ADMINISTRATIVE. General and administrative expense consists primarily of costs associated with our finance, human resources, legal and other administrative functions. These costs consist principally of salaries and other personnel-related expenses, professional fees, depreciation and overhead costs.  The decrease in general and administrative spending in fiscal 2004 as compared to fiscal 2003 was a result of continued cost controls resulting in reduced legal and personnel related expenses.  The decrease in general and administrative expense in fiscal 2003 as compared to fiscal 2002 was primarily due to significant changes in management in fiscal 2002 which resulted in incurred costs associated with severance for terminated employees, costs associated with the restatement of our financial statements and costs associated with the settlement of various legal matters in 2002.  We are focused on the control of general overhead costs and intend to use any savings from such reduction for our ongoing research and development and sales and marketing efforts.  During the latter portion of fiscal year 2002 and into fiscal year 2003, we underwent significant changes in our management, including the hiring of a new chief executive officer and chief financial officer. Since that time, we have focused on streamlining operations, including implementing standardized policies and procedures throughout the organization with increased oversight from management and necessary headcount reductions. Additionally, we settled various outstanding legal matters in fiscal years 2002 and 2003 which resulted in increased general and administrative costs in fiscal years 2002 and 2003 as compared to fiscal year 2004.  We anticipate that general and administrative costs as a percentage of revenue and in absolute dollars will remain relatively stable in future periods.

STOCK-BASED COMPENSATION.  The decreases in stock-based compensation in fiscal 2004 and fiscal 2003 is attributable primarily to cancellations of previously issued options with an exercise price below fair value on date of grant for terminated employees, options reaching the end of their vesting periods, no new options being granted with an exercise price below fair value at the date of grant, and fewer options granted to non-employees. We do not anticipate significant changes in stock-based compensation expense in future periods.

GOODWILL AND AMORTIZATION OF INTANGIBLE ASSETS.  We continue to amortize identifiable intangible assets in accordance with their determined useful life, estimated at four years.  We stopped amortizing goodwill effective April 1, 2002.

OTHER INCOME (EXPENSE). Other expense consists primarily of net interest expense and, to a much lesser extent, gains and losses on foreign currency transactions.  The decreases in fiscal 2004 and fiscal 2003 are primarily the result of the reduction of the interest rate as a result of the restructuring of our debt in January 2003.  Due to the uncertainty in exchange rates, we may experience transaction gains or losses in future periods, the effect of which cannot be determined at this time.

Liquidity and Capital Resources

In connection with the acquisition of PickAx, we assumed a Secured Promissory Note issued to Astoria Capital Partners, L.P. (“Astoria”) dated November 30, 2000 in the amount of $18.5 million.  In January 2003, we entered into a Note Exchange Agreement (the “Exchange Agreement”) with Astoria to replace the existing Secured Promissory Note, as amended, with a Convertible Subordinated Note.  Under the terms of the Exchange Agreement, the Secured Promissory Note was exchanged and replaced with a Convertible Subordinated Note having a principal amount of $22.1 million, which principal amount was equal to the outstanding principal and accrued interest payable on the Secured Promissory Note as of the date of the Exchange Agreement.  The Convertible Subordinated Note is convertible into common stock at any time, at the option of Astoria, at a price of $5.00 per share. The Convertible Subordinated Note matures on May 30, 2008, extending the May 30, 2003 maturity date of the Secured Promissory Note.  The Company may not redeem the Convertible Subordinated Note until January 2005.  The interest rate of the Convertible Subordinated Note is 5% per annum as compared to an interest rate of 10% per annum under the Secured Promissory Note.  The interest is payable quarterly at our option in cash or through increases to the outstanding principal of the Convertible Subordinated Note. For the periods ended March 31, 2003, June 30, 2003, September 30, 2003, December 31, 2003 and March 31, 2004, we issued payment in kind (“PIK”) notes to Astoria for the accrued interest due in the aggregate amount of $1,322,325.  For the foreseeable future, we expect to issue additional PIK notes to Astoria, in lieu of cash payments for the interest due under the Convertible Subordinated Note.  If the Convertible Subordinated Note or the PIK notes are converted into common stock, our stockholders may experience substantial dilution.  Unlike the Secured Promissory Note, the Convertible Subordinated Note is not secured by our assets.

If our future financial performance improves, we may seek to take advantage of opportunities in the equity and capital markets to raise additional funds for operating needs or to pay down our debt to Astoria.  There can be no assurances that such opportunities will arise.

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

At March 31, 2004, we had $7.8 million in cash. We believe that our cash flow from operating activities will be sufficient to meet our operating and capital expenditure requirements for the remainder of the fiscal year ending March 31, 2005 and through the foreseeable future. We are committed to research and development efforts that are intended to allow us to penetrate new markets and generate new sources of revenue and improve operating results. However, our research and development efforts have required, and will continue to require, cash outlays without the immediate or short-term receipt of related revenue. Our ability to service our long-term debt and meet our expenditure requirements is dependent upon our future financial performance, which will be affected by, among other things, prevailing economic conditions, our ability to penetrate new markets and attract new customers, market acceptance of our new and existing products and services, the success of research and development efforts and other factors beyond our control.

In February 2004, we entered into a credit facility with Silicon Valley Bank which provides us with the ability to borrow up to $1.5 million at an annual interest rate of Prime plus 1.0%, provided, that the annual interest rate shall never be less than 5%.  The credit facility is collateralized by our assets and expires in February 2006.  The credit facility contains financial and reporting covenants that require us to maintain certain financial ratios only when we have outstanding credit extensions.  There were no outstanding borrowings at March 31, 2004.

We had no material commitments for capital expenditures at March 31, 2004.

Net cash provided by operating activities was $2.3 million and $0.9 million for the years ended March 31, 2004 and 2003, respectively.

Our earnings before interest, taxes, depreciation and amortization (EBITDA) were $3 million, or 13% of total net revenue, and $3.2 million, or 16% of total net revenue, for the years ended March 31, 2004 and 2003, respectively.  The reduction in EBITDA was a result of increased development and marketing costs related to our new product initiatives.  EBITDA is defined as net loss with an add-back for depreciation and amortization, intangible amortization, non-cash stock-based compensation expense, interest expense, other income and income taxes.  The following table reconciles EBITDA to the reported net loss:

RAINING DATA CORPORATION AND SUBSIDIARIES
RECONCILIATION OF EBITDA TO NET LOSS

(Unaudited)

	For the year ended March 31,
In $ 000’s	2004	2003

Reported net loss	$(1,353)	$(3,419)
Depreciation and amortization	335	317
Stock-based compensation	246	351
Intangible amortization	2,600	2,600
Interest expense-net	1,215	3,409
Other income-net	(19)	(47)
Provision (benefit) for income taxes	(31)	30

EBITDA	$2,993	$3,241

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

However, EBITDA is used by management to evaluate, assess and benchmark our operational results and we believe that EBITDA is relevant and useful information, which is often reported and widely used by analysts, investors and other interested parties in our industry. Accordingly, we are disclosing this information to permit a more comprehensive analysis of our operating performance, to provide an additional measure of performance and liquidity and to provide additional information with respect to our ability to meet future debt service, capital expenditure and working capital requirements.

Our EBITDA financial information is also comparable to net cash provided by operating activities.  The table below reconciles EBITDA to the GAAP disclosure of net cash provided by operating activities:

RAINING DATA CORPORATION AND SUBSIDIARIES

RECONCILIATION OF EBITDA TO NET CASH PROVIDED BY OPERATING ACTIVITIES

(Unaudited)

	For the year ended March 31,
In $ 000’s	2004	2003

Net cash provided by operating activities	$2,328	$889
Interest expense, net	1,215	3,409
Other income, net	(19)	(47)
Provision (benefit) for income taxes	(31)	30
Change in accounts receivable	(494)	169
Change in other assets	97	115
Change in accounts payable and accrued liabilities	(189)	1,023
Change in deferred revenue	169	(738)
Note discount amortization	(83)	(1,609)

EBITDA	$2,993	$3,241

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

We have devoted significant resources to the research and development of products and technology. We believe that our future success will depend in large part on a strong research and development effort with respect to both our existing and new products. Since the start of fiscal year 2002, we have changed the mix of our research and development efforts to include technologies, markets and products outside of our historical market, specifically XML-based infrastructure products.  In May 2003, we announced the initial production release of our first XDMS product which resulted from these development efforts.  In September 2003, we released the production version of the Pick Data Provider (“PDP”) for ..NET.  This was our first release in the PDP product line which is designed to support the Microsoft.NET Framework.  While we intend for these efforts to improve our operating results and increase cash flow, such efforts may not result in new products or revenue, and any new products that do result may not be successful. The development of new or enhanced software products is a complex and uncertain process requiring high levels of innovation, as well as accurate anticipation of customer and technical trends. In developing new products and services, we may fail to develop and market products that respond to technological changes or evolving industry standards in a timely or cost-effective manner, or experience difficulties that could delay or prevent the successful development, introduction and marketing of these new products. The development and introduction of new or enhanced products also requires us to manage the transition from older products in order to minimize disruptions in customer ordering patterns and to ensure that adequate supplies of new products can be delivered to meet customer demand. Failure to develop and introduce new products, or enhancements to existing products, in a timely manner in response to changing market conditions or customer requirements, or lack of customer acceptance of our products, will materially and adversely affect our business, results of operations and financial condition.

THE CONCENTRATION OF OUR STOCK OWNERSHIP AND THE DEBT OWED TO ASTORIA GIVE CERTAIN STOCKHOLDERS SIGNIFICANT CONTROL OVER OUR BUSINESS.

As of March 31, 2004, Astoria and Rockport Group, LP (“Rockport”) together beneficially owned approximately 71% of our outstanding common stock. As of such date, Astoria also owned all of our outstanding preferred stock. In addition, as of March 31, 2004, the Convertible Subordinated Note issued to Astoria had a balance of approximately $23.5 million in principal and accrued interest maturing on May 30, 2008.  Richard W. Koe, a member of our Board of Directors, serves as the Managing General Partner for Astoria Capital Management, which is a general partner of Astoria.  Carlton H. Baab, our President and Chief Executive Officer, served as a Managing Principal of Astoria Capital Management until taking a formal leave of absence to join us in August 2001.  Mr. Wagner, a member of our Board of Directors, is the Managing Director of Rockport.  This concentration of stock ownership, together with the outstanding debt, would allow Astoria, acting alone, or Rockport and Astoria, acting together, to block any actions that require approval of our stockholders, including the election of members to the Board of Directors and the approval of significant corporate transactions. Also, Astoria, acting alone, or Rockport and Astoria, acting together, could approve certain corporate actions without the consent of the other stockholders. Moreover, this concentration of ownership may delay or prevent a change in control.

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

IF WE FAIL TO INCREASE REVENUE OR IMPROVE OUR OPERATING RESULTS, WE MAY NOT BE ABLE TO REPAY OUR DEBT TO ASTORIA.

We believe that our cash and cash flow from operating activities will be sufficient to meet our operating and capital expenditure requirements at least through the foreseeable future. Our ability to meet our expenditures and service our debt obligations is dependent upon our future financial performance, which will be affected by, among other things, prevailing economic conditions, our ability to penetrate new markets and attract new customers, market acceptance of our new and existing products and services, the success of research and development efforts and other factors beyond our control.  As previously noted, in January 2003, we entered into the Exchange Agreement with Astoria to replace the existing Secured Promissory Note, which was due May 2003, with a Convertible Subordinated Note, which is due and payable in May 2008.  The Convertible Subordinated Note bears interest at 5% per annum and is convertible into common stock by Astoria at any time at a price of $5.00 per share. If we are unable to penetrate new markets, generate new sources of revenue or otherwise improve our operating results, we may be unable to repay our debt to Astoria or to access opportunities in the equity and capital markets to raise additional funds for operating needs.

IF THE REGISTRATION RIGHTS HELD BY ASTORIA AND OTHER SECURITIES HOLDERS ARE EXERCISED, OR THESE SECURITIES HOLDERS SELL A SUBSTANTIAL AMOUNT OF RESTRICTED SECURITIES IN THE OPEN MARKET, OUR STOCK PRICE MAY DECLINE.

As of March 31, 2004, we had 18,403,141 outstanding shares of common stock, of which approximately 9,600,000 shares were restricted securities held by Astoria and other holders. Restricted securities may be sold in the public market only if they are registered or if they qualify for an exemption from registration promulgated under the Securities Act of 1933, as amended. At present, all of our outstanding restricted securities are either entitled to registration rights or eligible for public sale under Rule 144, subject to volume limitations and other requirements of Rule 144.   If Astoria or other holders decide to exercise their demand registration rights, we would incur costs and expenses associated with the registration of securities.

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

We currently face competition from a number of sources, including several large vendors that develop and market databases, development tools, and decision support products and consulting services. Our MDMS products compete with products developed by companies such as Oracle, Microsoft and IBM. Our Omnis line of RAD developer products currently encounters competition from several direct competitors, including Microsoft Corporation and competing development environments such as JAVA.  Competition is developing and evolving in the XML market for which our XDMS products are intended.  Companies who do or are expected to compete in this market include Oracle, IBM, Microsoft and BEA, as well as a number of smaller companies with products that directly and indirectly compete with our XDMS products. Our new initiatives in the .NET area are subject to significant competition, primarily from Microsoft and Oracle. Additionally, as we expand our business, we expect to compete with a different group of companies, including smaller, highly focused companies offering single products.

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

THE SUCCESS OF OUR BUSINESS DEPENDS IN PART UPON OUR ABILITY TO RECRUIT AND RETAIN KEY PERSONNEL AND MANAGEMENT.

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

THE INABILITY TO PROTECT OUR INTELLECTUAL PROPERTY COULD HARM OUR ABILITY TO COMPETE.

Our ability to compete successfully will depend, in part, on our ability to protect our proprietary technology and operations without infringing upon the rights of others. We may fail to do so. In addition, the laws of certain countries in which our products are, or may be, licensed may not protect our proprietary rights to the same extent as the laws of the United States. We rely primarily on a combination of trade secret, copyright and trademark laws and contractual provisions to protect our intellectual property and proprietary rights. Our registered trademarks include Raining Data, Pick, D3, Omnis, Omnis Studio, mvEnterprise, mvBase, mvDesigner, and our service marks include TigerLogic, among others.  We also have a pending U.S. patent application as of March 31, 2004.  In addition to trademark and copyright protections, we license our products to end users on a “right to use” basis pursuant to a perpetual license agreement that restricts use of products to a specified number of users. We generally rely on “click-wrap” licenses that become effective when a customer downloads and installs software on its system. In order to retain exclusive ownership rights to our software and technology, we generally provide our software in object code only, with contractual restrictions on copying, disclosure and transferability. There can be no assurance that these protections will be adequate, or that our competitors will not independently develop technologies that are substantially equivalent or superior to our technology.

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

OUR GLOBAL OPERATIONS EXPOSE US TO ADDITIONAL RISKS AND CHALLENGES ASSOCIATED WITH CONDUCTING BUSINESS INTERNATIONALLY.

We operate on a global basis with offices or distributors in Europe, Africa, Asia, Latin America, South America, Australia and North America. Approximately 28% of our revenue for the year ended March 31, 2004 was generated from our international offices. We face several risks inherent in conducting business internationally, including but not limited to the following:

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

•                                          trade policies; and

•                                          the impact of SARS or other health advisories.

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

ITEM 7. FINANCIAL STATEMENTS

Our Consolidated Financial Statements, including the notes thereto, together with the report of KPMG LLP, independent registered public accounting firm, thereon are presented as a separate section of this Form 10-KSB, and the following are attached hereto beginning on Page F-1:

a)	Consolidated Financial Statements:

Report of Independent Registered Public Accounting Firm

Consolidated Balance Sheets as of March 31, 2004 and March 31, 2003

Consolidated Statements of Operations for the years ended March 31, 2004, 2003 and 2002

Consolidated Statements of Cash Flows for the years ended March 31, 2004, 2003 and 2002

Consolidated Statements of Stockholders’ Equity and Comprehensive Loss for the years ended March 31, 2004, 2003 and 2002

Notes to Consolidated Financial Statements

ITEM 8. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

There were no changes in or disagreements with our accountants on accounting or financial disclosure for the year ended March 31, 2004.

ITEM 8A.  CONTROLS AND PROCEDURES

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

Our principal executive officer and principal financial officer have concluded that our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act are effective, as of the end of the period covered by this report, to ensure that information required to be disclosed by us in reports that we file or submit under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in Securities and Exchange Commission (“SEC”) rules and accumulated and communicated to the Company’s management, including its principal executive officer and principal financial officer, to allow timely decisions regarding required disclosure.

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

PART III

ITEM 9. DIRECTORS AND EXECUTIVE OFFICERS, PROMOTERS AND CONTROL PERSONS; COMPLIANCE WITH SECTION 16(a) OF THE EXCHANGE ACT

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

The following table sets forth as of March 31, 2004, the name, age, and position of the directors, the date they joined the Board of Directors and the year in which their term expires:

Name of Director	Age	Position	Director Since	Term Expires

Geoffrey P. Wagner (1,2,3)	47	Chairman	1998	2005
Carlton H. Baab	46	President, Chief Executive Officer and Director	2001	2004
Gerald F. Chew (2)	44	Director	1998	2004
Richard W. Koe (1,3)	47	Director	2003	2006
Douglas G. Marshall (1,2,3)	47	Director	1998	2005

(1)           Member of the Compensation Committee

(2)           Member of the Audit Committee

(3)           Member of the Nominating and Corporate Governance Committee

The following is a description of the background of each director as of March 31, 2004:

Mr. Wagner joined the Board in July 1998, has served as Chairman of the Board since August 2001 and served as our Secretary from February 1999 through November 2000. Mr. Wagner has served as a General Partner of Rockport Group, L.P. (“Rockport”) since its founding in 1990 and its sole General Partner since 1994. Rockport is the sole General Partner of RCJ Capital Partners LP (“RCJ”). Rockport and RCJ each invest in a variety of industries. Prior to 1990, Mr. Wagner held sales executive positions at several Wall Street firms, including five years at Bear, Stearns & Co., Inc. and five years at Kidder, Peabody & Co., Inc. Mr. Wagner holds a B.S. in Business Administration from Portland State University. Mr. Wagner serves as Chairman of the Audit Committee, the

Compensation Committee, and the Nominating and Corporate Governance Committee, and is the sole member of the Stock Committee, a subcommittee of the Compensation Committee.

Mr. Baab joined us as the President and, Chief Executive Officer in August 2001 and was appointed as a member of the Board in December 2001. From May 2001 to August 2001, Mr. Baab served as a Managing Principal of Astoria Capital Management (“ACM”), a Securities and Exchange Commission (the “SEC”) registered investment advisor and a General Partner of Astoria Capital Partners, L.P. (“ACP”), a significant stockholder of ours. In August 2001, Mr. Baab took a formal leave of absence from ACM to join us. From March 2000 to April 2001, Mr. Baab was the Vice President of Finance and Chief Financial Officer of Certive, Inc., a web-based small-business services firm. From January 1999 to March 2000, Mr. Baab was the Chief Operating Officer and Chief Financial Officer of RemarQ Communities, Inc., a web-based provider of discussion group services. Mr. Baab served as Chief Financial Officer of the CKS Group (“CKS”), a marketing communications company, from February 1994 through December 1998. In addition, Mr. Baab served as an Executive Vice President and the Secretary of CKS from August 1995 through December 1998 and as CKS’s Chief Operating Officer from August 1995 through May 1996. Mr. Baab also served on the Board of Directors of Momentum Business Applications, Inc. (Nasdaq: MMTM), which provided research and development expertise on a contract basis, until it was acquired by PeopleSoft (Nasdaq: PSFT) in April 2002. Mr. Baab also serves on the University of Southern California, School of Engineering Board of Councilors. Mr. Baab holds a B.S. in Electrical Engineering, with honors, from the University of Southern California and an M.B.A. from the Harvard Graduate School of Business Administration.

Mr. Chew joined the Board in July 1998. Mr. Chew most recently served as the President and Chief Operating Officer of MDSI Mobile Data Solutions Inc. (“MDSI”) from April 2001 to March 2002 and served as a director of MDSI from 1995 until April 2001. Mr. Chew served as Executive Vice President of Ancora Capital & Management Group, LLC, an investment firm, from June 1998 to January 2001. Since February 1997, Mr. Chew has served as Managing Director of The Cairn Group. Mr. Chew holds a B.S. in Electrical Engineering from the University of California, Davis and an M.B.A. from the Amos Tuck School of Business Administration at Dartmouth College. Mr. Chew serves on the Audit Committee.

Mr. Koe joined the Board in January 2003. Mr. Koe has served as Managing General Partner for ACP, a significant stockholder of ours, and Montavilla Partners, L.P., both of which are investment partnerships, and as President of ACM. Mr. Koe serves on the Compensation Committee and the Nominating and Corporate Governance Committee.

Mr. Marshall joined the Board in July 1998. Mr. Marshall is Senior Vice President of Deposit Strategy and Product Management at Washington Mutual (NYSE: WM), a financial services company. Mr. Marshall joined Washington Mutual in November 2001. From August 1994 to November 2001, Mr. Marshall held a number of marketing positions at Bank of America (NYSE: BAC), most recently as Vice President of Advertising and Marketing Communications. Mr. Marshall holds a B.A. in English from Seattle Pacific University and an M.B.A. from the University of Washington. Mr. Marshall serves on the Audit Committee, Compensation Committee and the Nominating and Corporate Governance Committee.

Information regarding our current executive officers, which may be found under the caption “Executive Officers” in Part I hereof, is incorporated by reference into this Item 9.

Family Relationships

To our knowledge, with the exception of Mr. Chew and Mr. Koe who are cousins, there are no family relationships between any of our directors and executive officers.

Audit Committee Financial Expert

The Audit Committee of the Board of Directors of the Company is comprised solely of independent directors as defined in the Marketplace Rules of the Nasdaq Stock Market, and is governed by a written charter adopted by the Board of Directors.  The Board of Directors has determined that Gerald F. Chew qualifies as an “audit committee financial expert” as that term is defined in Item 401(e) of Regulation S-B under the Exchange Act and is “independent” as defined in Rule 4200(a)(15) of the National Association of Securities Dealers’ listing standards.

Section 16(a) Beneficial Ownership Reporting Compliance

Section 16(a) of the Exchange Act requires our officers and directors, and persons who own more than ten percent of a registered class of our equity securities, to file certain reports of ownership with the SEC and with the National Association of Securities Dealers, Inc. To our

knowledge, based solely on a review of the copies of such reports furnished to the Company and written representations that no other reports were required during the fiscal year ended March 31, 2004, all reports required to be filed during fiscal year ended March 31, 2004 pursuant to Section 16(a) of the Exchange Act by directors, executive officers and 10% beneficial owners were filed on timely basis.

Code of Ethics

We have adopted a Code of Ethics for Principal Executive and Senior Financial Officers, which is posted on our Internet website at www.rainingdata.com.

ITEM 10. EXECUTIVE COMPENSATION

Summary Compensation

The following table sets forth the compensation of our Named Executive Officers, which consist of (i) all persons serving as the chief executive officer during the fiscal year ended March 31, 2004 and (ii) the four most highly compensated executive officers serving as such at the end of the fiscal year ended March 31, 2004, in addition to the chief executive officer.

Summary Compensation Table

	Annual Compensation			Long Term Compensation Awards
Name and Principal Position	Year	Salary($)	Bonus($)	Securities Underlying Options(#)	All Other Compensation

Carlton H. Baab(1)	2004	$248,000	$150,702	—	$11,510
President and Chief Executive Officer	2003	$248,000	$125,527	—	$7,639
	2002	$124,000	$—	1,000,000	$5,523

Boris Geller	2004	$210,000	$74,202	—	$—
Vice President, Market Development	2003	$210,000	$74,027	—	$—
	2002	$8,750	$—	245,000	$—

Soheil Raissi	2004	$200,000	$70,673	—	$—
Vice President, Product Development	2003	$196,410	$60,527	60,000	$—
& Professional Services	2002	$88,077	$—	120,000	$—

Brian C. Bezdek	2004	$175,000	$61,933	—	$—
Chief Financial Officer and	2003	$142,491	$16,184	175,000	$—
Secretary

Mario I. Barrenechea(2)	2004	$180,000	$19,716	—	$4,956
Senior Vice President,	2003	$180,000	$15,547	—	$4,956
Worldwide Sales and Marketing	2002	$221,677	$—	—	$4,956

(1)           All Other Compensation reflects payments to a continuing medical plan Mr. Baab had in place at the time he joined us.

(2)           All Other Compensation reflects premiums paid by us on a life insurance policy owned by Mr. Barrenechea.

Aggregated Option Exercises In Last Fiscal Year and Fiscal Year-End Option Values

The Named Executive Officers exercised no options during the fiscal year ended March 31, 2004.

The following table shows, as to the Named Executive Officers, the value of unexercised options at March 31, 2004:

	Number of Securities Underlying Unexercised Options at Fiscal Year End (#)		Value of Unexercised In-the-Money Options at Fiscal Year End(1)
Name	Exercisable	Unexercisable	Exercisable	Unexercisable

Carlton Baab	1,050,000	—	$2,063,500	$—
Boris Geller	122,500	122,500	$118,825	$118,825
Soheil Raissi	101,248	78,752	$148,911	$104,889
Brian C. Bezdek	71,353	103,647	$82,124	$127,876
Mario I. Barrenechea	251,621	7,500	$123,725	$—

(1)           In accordance with SEC rules, values are calculated by subtracting the exercise price from the fair market value of the underlying common stock. For purposes of this table, fair market value is deemed to be closing price of the common stock on March 31, 2004, which was $3.49 per share.

Employment Contracts and Termination of Employment and Change-in-Control Arrangements

Effective December 1, 2000, we entered into an employment agreement with Mr. Barrenechea that provides for six (6) months severance at his salary rate then in effect in the event his employment is terminated by the Company without cause.

Effective March 18, 2002, we entered into an offer letter agreement with Mr. Geller. The offer letter provides for full vesting of Mr. Geller’s options upon the termination of his employment without cause within twelve (12) months following a change of control. In addition, the offer letter provides for severance benefits, including payment of his base salary for six (6) months and acceleration of six (6) months of vesting of his stock options, upon termination of his employment by the Company without cause.

Effective April 5, 2002, we entered into an offer letter agreement with Mr. Bezdek. The offer letter provides for full vesting of Mr. Bezdek’s options upon an involuntary termination of his employment other than for cause within twelve (12) months following a change of control. In addition, the offer letter provides for severance benefits, including payment of his base salary for six (6) months and acceleration of six (6) months of vesting of his stock options, upon termination of his employment without cause.

Effective June 21, 2002, we entered into an Amendment to Stock Option Agreement with Mr. Raissi, which amended two Stock Option Agreements, dated October 10, 2001 and April 26, 2002, between Mr. Raissi and us, to, in each case, provide for 100% acceleration of vesting of his stock options in the event he is terminated without cause within twelve (12) months following a change of control.

Effective April 5, 2003, we entered into a Severance and Change of Control Agreement with Mr. Baab. The agreement provides for twelve (12) months severance at Mr. Baab’s salary rate then in effect in the event of his involuntary termination of employment. In the event of Mr. Baab’s termination without cause within twelve (12) months following a change of control, the agreement provides for 100% acceleration of vesting of his stock options, as well as severance payments equal to 200% of the aggregate salary and bonus paid to Mr. Baab during the twelve (12) months preceding his termination.

Effective April 1, 2004, we entered into a Service Agreement with Mrs. Gibbs.  The Service Agreement may only be terminated by either party, by the giving of six months prior written notice.

DIRECTOR COMPENSATION

We reimburse directors for travel and other out-of-pocket expenses incurred in attending Board meetings. We do not pay cash compensation to our directors. No options or warrants were granted to any of our directors during the year ended March 31, 2004. Certain directors have received warrants or option grants in prior years as further disclosed in Item 11 below.

ITEM 11. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

The following table sets forth, as of March 31, 2004, certain information with respect to the beneficial ownership of our voting securities by (i) any person (including any “group” as that term is used in Section 13(d)(3) of the Exchange Act) known by us to be the beneficial owner of more than 5% of any class of our voting securities, (ii) each director, (iii) each of the Named Executive Officers, and (iv) all of our current directors and executive officers as a group. As of March 31, 2004, there were 300,000 and 18,403,141 shares of issued and outstanding preferred stock and common stock, respectively.  In computing the number and percentage of shares beneficially owned by a person, shares of common stock subject to options currently exercisable, or exercisable within sixty (60) days of March 31, 2004, are counted as outstanding, while these shares are not counted as outstanding for computing the percentage ownership of any other person.

Name and Address(1)	Number of Shares of Preferred Stock(2)	Percent of Total Preferred Stock	Number of Shares of Common Stock	Percent of Total Common Stock

5% Stockholders
Carlton H. Baab(3)			17,366,765	67%
Richard W. Koe(4)			16,381,365	65%
Astoria Capital Partners L.P.(5)	300,000	100.00%	16,316,765	65%
Geoffrey P. Wagner(6)			1,459,174	8%
Rockport Group LP(7)			1,444,174	8%
Philip and Debra Barrett Charitable Remainder Trust(8)			1,348,168	7%
Directors and Officers
Mario I. Barrenechea(9)			262,364	1%
Boris Geller(10)			136,761	*
Gerald F. Chew(11)			126,825	*
Soheil Raissi(12)			123,248	*
Douglas G. Marshall(13)			120,655	*
Brian C. Bezdek(14)			96,145	*
All directors and executive officers as a group (11 persons)(15)			20,020,064	69%

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

(3)           Represents options to purchase 1,050,000 shares of common stock exercisable within 60 days of March 31, 2004, held by Mr. Baab. Also includes the following shares beneficially owned by Astoria Capital Partners L.P. (“ACP”): 16,316,765 shares of common stock, which includes warrants to purchase 1,636,555 shares of common stock exercisable within 60 days of March 31, 2004, 4,427,941 shares of common stock which may be acquired upon the conversion of a subordinated convertible note payable to ACP for $22,139,705 convertible at $5.00 per share plus 206,691 shares of common stock issued as a payment in kind (“PIK”) to cover accrued interest on the note on a quarterly basis and 500,100 shares of common stock which may be acquired upon conversion of 300,000 shares of Series A Convertible Preferred Stock. Mr. Baab is an employee of ACM, which is a general partner of ACP. As a general partner of ACP, ACM has a special profit interest in ACP’s realized and unrealized gains and income in excess of a specified hurdle rate, subject to certain additional conditions. As an employee of ACM, Mr. Baab is entitled to an annual bonus equal to a fixed percentage of any special profit allocation ACP receives for the year in question. Mr. Baab, who is on formal leave of absence from ACM, disclaims beneficial ownership of the securities held by ACP as he does not hold voting or investment power over the holdings of ACP.

(4)           Includes the following shares beneficially owned by ACP: 16,316,765 shares of common stock, which includes warrants to purchase 1,636,555 shares of common stock exercisable within 60 days of March 31, 2004, 4,427,941 shares of common stock which may be acquired upon the conversion of a subordinated convertible note payable to ACP for $22,139,705 convertible at $5.00 per share plus 206,691 shares of common stock issued as a PIK to cover accrued interest on the note on a quarterly basis and 500,100 shares of common stock which may be acquired upon conversion of 300,000 shares of Series A Convertible Preferred Stock. Also includes 64,600 shares beneficially owned by Mr. Koe and ACM through an investment fund managed by ACM. Mr. Koe is the President and sole shareholder of ACM and Mr. Koe and ACM are the General Partners of ACP.

(5)           The principal address of ACP is 6600 SW 92nd Avenue, Suite 370, Portland, Oregon 97223. Includes warrants to purchase 1,636,555 shares of common stock exercisable within 60 days of March 31, 2004, 4,427,941 shares of common stock which may be acquired upon the conversion of a subordinated convertible note payable to ACP for $22,139,705 convertible at $5.00 per share plus 206,691 shares of common stock issued as a PIK to cover accrued interest on the note on a quarterly basis and 500,100 shares of common stock issuable upon conversion of the Series A Convertible Preferred Stock.

(6)           Includes 5,000 shares of common stock owned by Mr. Wagner directly, 1,444,174 shares of common stock owned by Rockport Group LP, of which Mr. Wagner is the sole General Partner and 10,000 shares of common stock purchased on April 5, 1999 by a trust of which Mr. Wagner’s wife is the sole beneficiary. Mr. Wagner disclaims beneficial ownership of such 10,000 shares except to the extent of his pecuniary interest in such shares.

(7)           The principal address of Rockport Group LP is 6600 SW 92nd Avenue, Suite 370, Portland, Oregon 97223.

(8)           The principal address of the Philip and Debra Barrett Charitable Remainder Trust (“Trust”) is P.O. Box 1033, Vancouver, Washington 98666. Shares of common stock beneficially owned include 1,348,168 shares of common stock held by the Trust.

(9)           Includes options to purchase 252,871 shares of common stock exercisable within 60 days of March 31, 2004, held by Mr. Barrenechea.

(10)         Includes options to purchase 132,708 shares of common stock exercisable within 60 days of March 31, 2004, held by Mr. Geller.

(11)         Includes warrants and options to purchase 96,825 shares of common stock exercisable within 60 days of March 31, 2004, held by Mr. Chew.

(12)         Includes options to purchase 108,748 shares of common stock exercisable within 60 days of March 31, 2004, held by Mr. Raissi.

(13)         Includes warrants and options to purchase 96,825 shares of common stock exercisable within 60 days of March 31, 2004, held by Mr. Marshall.

(14)         Includes options to purchase 78,645 shares of common stock exercisable within 60 days of March 31, 2004, held by Mr. Bezdek.

(15)         Includes an aggregate of 3,661,818 of common stock issuable upon exercise of options or warrants exercisable within 60 days of March 31, 2004, 4,427,941 shares of common stock which may be acquired upon the conversion of a subordinated convertible note payable to ACP for $22,139,705 convertible at $5.00 per share plus 206,691 shares of common stock issued as a PIK to cover accrued interest on the note on a quarterly basis and 500,100 shares of common stock issuable upon conversion of the Series A Convertible Preferred Stock.

Information Regarding Equity Compensation Plans

All of our equity compensation plans have been approved by our stockholders. Our equity compensation plans and activities are more fully discussed in the Notes to the Consolidated Financial Statements in Item 7 of this Form 10-KSB.

The following table sets forth information regarding the number of shares of our common stock that may be issued pursuant to our equity compensation plans or arrangements as of March 31, 2004.

Equity Compensation Plan Information

Plan Category	Number of securities to be issued upon exercise of outstanding options, warrants and rights		Weighted-average exercise price of outstanding options, warrants and rights	Number of securities remaining available for future issuance under equity compensation plans (excluding securities reflected in column (a))
	(a)		(b)	(c)

Equity compensation plans approved by security holders	3,508,010	(1)	$2.85	2,057,667	(2)
Equity compensation plans not approved by security holders	N/A		N/A	N/A
Total	3,508,010			2,057,667

(1)           Represents shares of common stock that may be issued pursuant to outstanding options granted under the following plans: 3,488,293 shares under the 1999 Stock Option Plan, 10,047 shares under the 1996 Stock Option Plan, and 9,670 shares under the 1987 Stock Option Plan. The 1996 Stock Option Plan and the 1987 Stock Option Plan were terminated, except as to options then issued and outstanding under such plans. In connection with our acquisition of PickAx in December 2000, we assumed the PickAx Option Plan, pursuant to which options to purchase 404,045 shares are outstanding with a weighted average exercise price of $2.95 and are excluded from the total. We do not intend to grant any further options under the PickAx Option Plan.

(2)           Represents shares of common stock that may be issued pursuant to options available for future grant under the following plans: 1,270,360 shares under the 1999 Stock Option Plan and 787,307 shares of common stock available for purchase by employees under the 2001 Employee Stock Purchase Plan.

ITEM 12. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

On January 30, 2003, we entered into a Note Exchange Agreement with ACP, a significant stockholder of ours, to replace the existing Secured Promissory Note dated November 30, 2000, as amended, held by ACP. Under the terms of the Note Exchange Agreement, we issued to ACP a Convertible Subordinated Note having a principal amount of approximately $22.1 million, which principal amount is equal to the outstanding principal and accrued interest payable on the Secured Promissory Note as of the date of the agreement. The Convertible Subordinated Note is convertible into common stock at a price of $5.00 per share. The Convertible Subordinated Note matures on May 30, 2008, extending the May 30, 2003 maturity date of the Secured Promissory Note. The interest rate is 5% per annum, as compared to the interest rate of 10% per annum under the Secured Promissory Note. The interest will be payable quarterly at our option in cash or through increases to the outstanding principal of the Convertible Subordinated Note. Increases to the principal are to be done via issuance of PIK notes on a quarterly basis. Effective April 1, 2003, July 1, 2003, October 1, 2003, January 1, 2004 and April 1, 2004, we issued PIK notes to ACP for the accrued interest due April 1, 2003, July 1, 2003, October 1, 2003, January 1, 2004 and April 1, 2004. Mr. Koe, a director of the Company, is the President and sole shareholder of ACM, and Mr. Koe and ACM are the General Partners of ACP. Mr. Baab, our President, Chief Financial Officer and a director of the Company, is an employee of ACM. As an employee of ACM, Mr. Baab is entitled to an annual bonus equal to a fixed percentage of any special profit allocation ACP receives for the year in question. Mr. Baab is currently on a formal leave of absence from ACM.

Two limited partners in RCJ and a third individual related to those partners loaned us $750,000 in August 2000. The loans had a maturity date of two years with interest accruing at 4% per annum, payable semiannually. The notes provided for the automatic conversion of the principal and unpaid interest into shares of common stock at a conversion price of $6.17. We issued 131,574 shares of common stock on August 23, 2002 in connection with the automatic conversion. Geoffrey P. Wagner, one of our directors, is the sole General Partner of Rockport, which is the sole General Partner of RCJ.

The Phillip and Debra Barrett Charitable Remainder Trust, a significant stockholder of ours, loaned us $250,000 in September 2000. The loan, as amended, had a maturity date of April 2, 2003 with interest accruing at 10% per annum, payable quarterly. The note was paid in full on April 2, 2003.

A description of the terms of the offer letter agreements between us and Mr. Geller and Mr. Bezdek, the employment agreement between us and Mr. Barrenechea, the stock option agreements between us and Mr. Raissi, the Severance and Change of Control Agreement between us and Mr. Baab and the Service Agreement with Mrs. Gibbs, may be found under the caption “Employment Contracts and Termination of Employment and Change-in-Control Arrangements” in Item 10 hereof.

We have entered into our standard form of indemnification agreement with each of our directors and officers.

It is our current policy that all transactions between us and our officers, directors, five percent (5%) stockholders and their affiliates will be entered into only if these transactions are approved by the Company’s Audit Committee, are on terms no less favorable to the Company than could be obtained from unaffiliated parties and are reasonably expected to benefit the Company.

ITEM 13. EXHIBITS AND REPORTS ON FORM 8-K

(a)           Exhibits.

Exhibit	Description

3.1

Restated Certificate of Incorporation of the Registrant dated June 4, 2003 (included as Exhibit 3.1 to the Registrant’s Form 10-KSB filed with the Commission on June 6, 2003 and incorporated herein by reference).

3.2

Amended and Restated Bylaws of the Registrant, dated April 22, 2002 (included as Exhibit 3.1 to the Registrant’s Form 10-QSB filed with the Commission on August 13, 2002 and incorporated herein by reference).

3.3	Certificate of Designations dated March 31, 1999, as corrected (included as Exhibit 3.1 to the Registrant’s Form 8-K filed with the Commission on April 5, 1999 and incorporated herein by reference).
4.1

Registration Rights Agreement by and among the Registrant, Pamela Conrad, Donald D. Durr, Lee Summers, Robert J. Rosenberg, Gil Figueroa, Michael E. McGoey, Gerald L. Cohn and Timothy Holland dated as of November 30, 2000 (included as Exhibit 4.1 to the Registrant’s Form 10-QSB filed with the Commission on February 14, 2001 and incorporated herein by reference).

4.2

Registration Rights Agreement by and among the Registrant, Astoria Capital Partners, L.P., Harrison H. Augur, Keogh MP and Robert D. van Roijen dated as of December 4, 2000, as amended on April 3, 2003, (included as Exhibit 4.3 to the Registrant’s Form 10-QSB filed with the Commission on August 13, 2002 and incorporated herein by reference).

4.3

Sixth Amendment to the Registration Rights Agreement by and among the Registrant, Astoria Capital Partners, L.P., Harrison H. Augur, Keogh MP and Robert D. van Roijen dated as of April 1, 2003 (included as Exhibit 4.3 to the Registrant’s Form 10-KSB filed with the Commission on June 6, 2003 and incorporated herein by reference).

4.4

Registration Rights Agreement by and between the Registrant and Astoria Capital Partners, L.P., dated as of September 27, 2001, as amended on April 3, 2002 (included as Exhibit 4.2 to the Registrant’s Form 10-QSB filed with the Commission on August 13, 2002 and incorporated herein by reference).

4.5

Third Amendment to Registration Rights Agreement by and between the Registrant and Astoria Capital Partners, L.P., dated as of September 27, 2001, as amended on January 30, 2003 (included as Exhibit 4.3 to the Registrant’s Form 8-K filed with the Commission on January 30, 2003 and incorporated herein by reference),

4.6

Note Exchange Agreement between the Registrant and Astoria Capital Partners, L.P. dated January 30, 2003 (included as Exhibit 4.1 to the Registrant’s Form 8-K filed with the Commission on January 30, 2003 and incorporated herein by reference).

4.7

5% Convertible Subordinated Note Due 2008 between the Registrant and Astoria Capital Partners, L.P. dated January 30, 2003 (included as Exhibit 4.2 to the Registrant’s Form 8-K filed with the Commission on January 30, 2003 and incorporated herein by reference).

4.8

Form of payment in kind note, as referenced in the 5% Convertible Subordinated Note, between the Registrant and Astoria Capital Partners, L.P (included as Exhibit 4.8 to the Registrant’s Form 10-KSB filed with the Commission on June 6, 2003 and incorporated herein by reference).

4.9	Form of Common Stock Purchase Warrant issued by the Registrant to Astoria Capital Partners, L.P. dated April 1, 2004. Originally issued on November 30, 2000 and adjusted on April 1, 2003.
4.10

Registration Rights Agreement dated May 7, 2002, by and among the Registrant and Thomas A. Arata, Jr., Edward A. Runci, Jr. and Wall & Bullington, LLC (included as Exhibit 4.4 to the Registrant’s 10-QSB filed with the Commission on August 13, 2002 and incorporated herein by reference).

4.11

Form of Amended and Restated Common Stock Purchase Warrant between the Registrant and Astoria Capital Partners, dated April 1, 2003. Originally issued as an Exchange Warrant on December 1, 2000 to holders of PickAx Warrants (included as Exhibit 4.11 to the Registrants Form 10-KSB filed with the Commission on June 6, 2003 and incorporated herein by reference).

10.1*	1999 Stock Option Plan, as amended on June 21, 2002 (included as Exhibit 10.4 to the Registrant’s 10-QSB filed with the Commission on August 13, 2002 and incorporated herein by reference).
10.2*

2001 Employee Stock Purchase Plan as amended on December 28, 2001 (included as Exhibit 10.1 to the Registrant’s Form 10-QSB filed with the Commission on March 21, 2002 and incorporated herein by reference).

10.3*

Option Agreement dated September 24, 2001, between the Registrant and Carlton H. Baab (included as Exhibit 10.22 of Registrant’s Form 10-QSB filed with the Commission on November 14, 2001 and incorporated herein by reference).

10.4*	Service Agreement by and between the Registrant and Gwyneth Gibbs dated April 1, 2004
10.5*

Form of Indemnification Agreement entered into with officers and directors of Registrant (included as Exhibit 10.2 to the Registrant’s Form 10-QSB filed with the Commission on March 21, 2002 and incorporated herein by reference).

10.6

Settlement Agreement and Mutual Release, between General Automation, Inc. dba GA eXpress and Raining Data, U.S., Inc. f/k/a Pick Systems, dated July 26, 2002. (included as Exhibit 4.1 to the Registrant’s Form 8-K filed with the Commission on August 2, 2002 and incorporated herein by reference).

10.7

Compromise and Settlement Agreement, dated April 29, 2002, between the Registrant, PickAx, Inc., Pick Systems, Inc. and Thomas A. Arata, Jr., and Edward A. Runci, Jr. (included as Exhibit 10.2 to the Registrant’s 10-QSB filed with the Commission on August 13, 2002 and incorporated herein by reference).

10.8*

Amendment to Stock Option Agreement, dated June 21, 2002, between the Registrant and Soheil Raissi (included as Exhibit 10.5 to the Registrant’s 10-QSB filed with the Commission on August 13, 2002 and incorporated herein by reference).

10.9*

Offer Letter Agreement, effective April 15, 2002, between the Registrant and Brian C. Bezdek (included as Exhibit 10.6 to the Registrant’s 10-QSB filed with the Commission on August 13, 2002 and incorporated herein by reference).

10.10*

Offer Letter Agreement, effective March 18, 2002, between the Registrant and Boris Geller (included as Exhibit 10.7 to the Registrant’s 10-QSB filed with the Commission on August 13, 2002 and incorporated herein by reference).

10.11*

Stock Option Agreement, dated December 21, 2002 between the Registrant and Brian C. Bezdek (included as Exhibit 10.2 to the Registrant’s 10-QSB filed with the Commission on February 12, 2003 and incorporated herein by reference).

10.12*

Severance and Change of Control Agreement, dated April 5, 2003, between the Registrant and Carlton H. Baab (included as Exhibit 10.12 to the Registrants Form 10-KSB filed with the Commission on June 6, 2003 and incorporated herein by reference).

10.13	Loan and Security Agreement dated February 11, 2004, between the Registrant, Raining Data U.S., Inc. and Silicon Valley Bank.
21.1	Subsidiaries of the Registrant (included as Exhibit 21.1 to the Registrant’s Form 10-KSB filed with the Commission on June 28, 2002 and incorporated herein by reference).
23.1	Consent of Independent Registered Public Accounting Firm.
24.1	Power of Attorney (included in the signature page and incorporated herein by reference).
31.1	Certification of Chief Executive Officer.
31.2	Certification of Chief Financial Officer.
32.1	Certification of Chief Executive Officer and Chief Financial Officer Pursuant to 18 U.S.C. 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

* Indicates management contracts or compensatory plans and arrangements filed pursuant to Item 601 or Regulation S-B under the Exchange Act.

(b)           Reports on Form 8-K.

The Registrant filed no Reports on Form 8-K during the fourth quarter of fiscal year 2004.

ITEM 14. PRINCIPAL ACCOUNTANT FEES AND SERVICES

The following table presents the aggregate fees billed for the indicated services performed by KPMG LLP during the 2004 and 2003 fiscal years.

	2004	2003
Audit Fees	$395,136	$386,000
Audit related fees	—	—
Tax Fees	65,062	85,000
All Other Fees	—	—

Total	$460,198	$471,000

Audit Fees.    Audit Fees relate to professional services rendered in connection with the audit of our annual financial statements, quarterly review of financial statements included in our 10-QSB, and audit services provided in connection with other statutory and regulatory filings.

Tax Fees.  Tax Fees include professional services related to tax compliance, tax advice and tax planning and transfer pricing consultation, including but not limited to the preparation of federal and state tax returns.

The Audit Committee approved all of the services provided by KPMG LLP in fiscal years 2004 and 2003.  Pursuant to the Audit Committee Charter, the Audit Committee must pre-approve audit and non-audit services to be provided to the Company by the independent auditor, or subsequently approve non-audit services in those circumstances where a subsequent approval is necessary and permissible.

SIGNATURES

In accordance with Section 13 or 15(d) of the Securities Exchange Act of 1934, as amended, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

RAINING DATA CORPORATION

By:	/s/ Brian C. Bezdek

Brian C. Bezdek
Chief Financial Officer
Date:	June 29, 2004

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

In accordance with the Securities Exchange Act of 1934, as amended, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.

Signatures	Title	Date

President, Chief Executive
/s/ Carlton H. Baab	Officer and Director
Carlton H. Baab	(Principal Executive Officer)	June 29, 2004

/s/ Brian C. Bezdek	Chief Financial Officer
Brian C. Bezdek	(Principal Financial and Accounting Officer)	June 29, 2004

/s/ Geoffrey P. Wagner
Geoffrey P. Wagner	Director	June 29, 2004

/s/ Gerald F. Chew
Gerald F. Chew	Director	June 29, 2004

/s/ Douglas G. Marshall
Douglas G. Marshall	Director	June 29, 2004

/s/ Richard W. Koe
Richard W. Koe	Director	June 29, 2004

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Stockholders of Raining Data Corporation:

We have audited the accompanying consolidated balance sheets of Raining Data Corporation and subsidiaries as of March 31, 2004 and 2003, and the related consolidated statements of operations, cash flows, and stockholders’ equity and comprehensive loss for each of the years in the three-year period ended March 31, 2004. These consolidated financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these consolidated financial statements based on our audits.

We conducted our audits in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Raining Data Corporation and subsidiaries as of March 31, 2004 and 2003, and the results of their operations and their cash flows for each of the years in the three-year period ended March 31, 2004, in conformity with accounting principles generally accepted in the United States of America.

As discussed in Note 4 to the consolidated financial statements, effective April 1, 2002, the Company adopted the provisions of Statement of Financial Accounting Standards No. 142, “Goodwill and Other Intangible Assets.”

/s/ KPMG LLP

Costa Mesa, California
June 22, 2004

RAINING DATA CORPORATION AND SUBSIDIARIES CONSOLIDATED BALANCE SHEETS

March 31, 2004 and 2003

	2004	2003
	(In thousands, except per share data)

ASSETS
Current assets
Cash	$7,783	$5,279
Trade accounts receivable, less allowance for doubtful accounts of $252 in 2004 and $287 in 2003	1,865	2,162
Other current assets	390	318
Total current assets	10,038	7,759
Property, furniture and equipment, net	795	930
Intangible assets, less accumulated amortization of $8,667 in 2004 and $6,067 in 2003	1,733	4,333
Goodwill	27,684	27,684
Other assets	201	258
Total assets	$40,451	$40,964

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities
Accounts payable	$242	$600
Accrued liabilities	2,257	2,992
Deferred revenue	5,006	5,082
Notes payable	38	321
Total current liabilities	7,543	8,995
Long-term debt, net of discount and excluding current portion	23,117	21,932
Total liabilities	30,660	30,927
Commitments and contingencies
Stockholders’ equity
Series A convertible preferred stock: $1.00 par value; 300,000 shares authorized, issued and outstanding	300	300
Common stock: $0.10 par value; 60,000,000 shares authorized; 18,403,141 and 17,946,842 issued and outstanding as of March 31, 2004 and 2003 respectively	1,840	1,795
Additional paid-in capital	95,418	94,919
Deferred stock-based compensation	(41)	(145)
Accumulated other comprehensive income	1,509	1,050
Accumulated deficit	(89,235)	(87,882)
Total stockholders’ equity	9,791	10,037
Total liabilities and stockholders’ equity	$40,451	$40,964

See accompanying notes to the consolidated financial statements.

RAINING DATA CORPORATION AND SUBSIDIARIES CONSOLIDATED STATEMENTS OF OPERATIONS

For the Years Ended March 31, 2004, 2003 and 2002

	2004	2003	2002
	(In thousands, except per share data)

Net revenues
Licenses	$9,819	$9,932	$9,903
Services	12,478	11,074	9,364
Total net revenues	22,297	21,006	19,267
Costs of revenues
Cost of license revenues	415	351	383
Cost of service revenues	2,174	2,103	2,744
Total cost of revenues	2,589	2,454	3,127
Gross profit	19,708	18,552	16,140
Cost of operations
Selling and marketing	5,727	4,628	6,402
Research and development	7,553	6,534	6,121
General and administrative	3,770	4,466	5,815
Stock-based compensation	246	351	1,247
Amortization of goodwill and intangible assets	2,600	2,600	12,821
Total operating expenses	19,896	18,579	32,406
Operating loss	(188)	(27)	(16,266)
Other income (expense)
Interest expense, net	(1,215)	(3,409)	(3,887)
Other income (expense), net	19	47	(272)
Total other expense	(1,196)	(3,362)	(4,159)
Loss before income taxes	(1,384)	(3,389)	(20,425)
Provision (benefit) for income taxes	(31)	30	—
Net loss	$(1,353)	$(3,419)	$(20,425)

Basic and diluted loss per share	$(0.07)	$(0.19)	$(1.23)

Shares used in computing basic and diluted loss per share	18,139	17,804	16,672

Supplemental information on stock-based compensation:
Departmental allocation of stock-based compensation
Cost of service revenues	$48	$10	$124
Selling and marketing expense	8	66	223
Research and development expense	180	330	363
General and administrative expense	10	(55)	537
Total stock-based compensation	$246	$351	$1,247

See accompanying notes to the consolidated financial statements.

RAINING DATA CORPORATION AND SUBSIDIARIES CONSOLIDATED STATEMENTS OF CASH FLOWS

FOR THE YEARS ENDED MARCH 31, 2004, 2003 and 2002

	2004	2003	2002
	(In thousands)

Cash flows from operating activities:
Net loss	$(1,353)	$(3,419)	$(20,425)
Adjustments to reconcile net loss to net cash provided by (used for) operating activities:
Depreciation and amortization of long-lived assets	2,935	2,917	13,437
Note discount amortization	83	1,609	2,321
Amortization of deferred stock-based compensation	246	351	1,247
Common stock exchanged for incomplete software	—	—	119
Change in assets and liabilities:
Trade accounts receivable	494	(169)	1,117
Other current and noncurrent assets	(97)	(115)	283
Accounts payable and accrued liabilities	189	(1,023)	1,141
Deferred revenue	(169)	738	725
Net cash provided by (used for) operating activities	2,328	889	(35)
Cash flows from investing activities:
Purchases of property, furniture and equipment	(29)	(410)	(123)
Settlement of post-retirement benefit obligations acquired, net of tax	—	150	—
Net cash used for investing activities	(29)	(260)	(123)
Cash flows from financing activities:
Proceeds from exercise of stock options and warrants	216	2	79
Proceeds from issuance of common stock	186	89	2,200
Repayment of debt	(321)	(51)	(229)
Net cash provided by financing activities	81	40	2,050
Effect of exchange rate changes on cash	124	110	184
Net increase in cash and equivalents	2,504	779	2,076
Cash and equivalents at beginning of period	5,279	4,500	2,424
Cash and equivalents at end of period	$7,783	$5,279	$4,500

Supplemental disclosure of cash flow information:
Noncash financing and investing activities
Issuance of payment-in-kind notes for accrued interest	$1,139	$183	$—
Conversion of debt to common stock	$—	$812	$—
Conversion of accrued interest to notes payable	$—	$1,784	$—

See accompanying notes to the consolidated financial statements.

RAINING DATA CORPORATION AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY AND COMPREHENSIVE LOSS

FOR THE YEARS ENDED MARCH 31, 2004, 2003 and 2002

(in thousands, except share amounts)

	Series A Convertible Preferred Stock		Common Stock		Additional Paid to Capital	Deferred Stock-Based Compensation	Accumulated Other Comprehensive Income	Accumulated Deficit	Stockholders’ Equity	Comprehensive Loss
	Shares	Amount	Shares	Amount

Balances March 31, 2001 (note 6)	300,000	$300	15,716,090	$1,572	$91,921	$(2,073)	$1,216	$(64,038)	$28,898
Common stock options exercised			71,873	7	72				79
Stock options granted					510	(510)			—
Stock options cancelled					(905)	905			—
Stock-based compensation					92	1,155			1,247
Private placement to Astoria on September 27, 2001:
Issuance of common stock, net of issuance costs			1,760,000	176	2,024				2,200
Issuance of common stock in connection with the purchase of incomplete software			37,500	4	115				119
Net loss								(20,425)	(20,425)	$(20,425)
Foreign currency translation adjustments
Net of translation loss realized on closure of subsidiary of $286							(347)		(347)	(347)
Comprehensive loss										$(20,772)
Balances March 31, 2002	300,000	$300	17,585,463	$1,759	$93,829	$(523)	$869	$(84,463)	$11,771
Common stock options exercised			2,656		2				2
Stock options cancelled					(243)	243			—
Stock-based compensation					216	135			351
Issuance of common stock in connection with:
Settlement of litigation			100,000	10	240				250
Conversion of notes payable			131,574	13	799				812
Employee stock purchase plan			127,149	13	76				89
Net loss								(3,419)	(3,419)	$(3,419)
Foreign currency translation adjustments							181		181	181
Comprehensive loss										$(3,238)
Balances March 31, 2003	300,000	$300	17,946,842	$1,795	$94,919	$(145)	$1,050	$(87,882)	$10,037
Common stock options exercised			108,882	11	142				153
Stock-based compensation					142	104			246
Warrants exercised			261,863	26	37				63
Issuance of common stock in connection with:									—
Employee stock purchase plan			85,554	8	178				186
Net loss								(1,353)	(1,353)	$(1,353)
Foreign currency translation adjustments							459		459	459
Comprehensive loss										$(894)
Balances March 31, 2004	300,000	$300	18,403,141	$1,840	$95,418	$(41)	$1,509	$(89,235)	$9,791

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

The Company’s principal business is the design, development, sale, and support of four software product lines: 1) Multidimensional Database Management Systems (“MDMS”), 2) Rapid Application Development (“RAD”) software tools, 3) XML data management servers (“XDMS”) and 4) the Pick Data Provider for the .NET development environment (“PDP”). The Company’s products are sold to in-house corporate development teams, commercial application developers, system integrators, independent software vendors, value added resellers and independent consultants. In addition to computer software products, the Company provides continuing maintenance and customer service contracts as well as professional services, technical support and training.

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

Revenue Recognition— The Company recognizes and defers revenue using the residual method pursuant to the requirements of Statement of Position No. 97-2, “Software Revenue Recognition.” (SOP 97-2), as amended. Under the residual method, revenue is recognized in a multiple element arrangement when company-specific objective evidence of fair value exists for all of the undelivered elements in the arrangement, but does not exist for one or more of the delivered elements in the arrangement. At the outset of the arrangement with the customer, the Company defers revenue for the fair value of its undelivered elements (e.g., contract revenue amount for maintenance) based on company-specific objective evidence of the amount such items are sold to its customers by themselves and recognize revenue for the remainder of the arrangement fee attributable to the elements initially delivered in the arrangement (e.g., software license) when the basic criteria in SOP 97-2 have been met.

Under SOP 97-2, revenue attributable to an element in a customer arrangement is recognized when persuasive evidence of an arrangement exists and delivery has occurred, provided the fee is fixed or determinable, collectibility is probable and the arrangement does not require significant customization of the software. If at the outset of the customer arrangement, the Company determines that the arrangement fee is not fixed or determinable, it defers the revenue and recognizes the revenue when the arrangement fee becomes due and payable.

Professional services, maintenance and other revenue relate primarily to consulting services, maintenance and training. Maintenance revenue is initially deferred and then recognized ratably over the term of the maintenance contract, typically 12 months. Consulting and training revenue is recognized as the services are performed and is usually calculated on a time and materials basis. Such services primarily consist of implementation services related to the installation of its products and do not include significant customization to or development of the underlying software code. The Company does not have price protection programs, conditional acceptance agreements or warranty programs, and sales of its products are made without right of return.

When applicable, the Company records revenue on certain products, such as the PDP product, on a net amount retained basis in accordance with Emerging Issues Task Force Issue No. 99-19, “Reporting Revenue Gross as a Principal verses Net as an Agent.”

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

Impairment of Intangible Assets and Goodwill— The Company assesses the impairment of identifiable intangibles and goodwill whenever events or changes in circumstances indicate that the carrying value may not be recoverable or at least annually. Factors it considers to be important which could trigger an impairment review include the following:

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

Following the adoption of SFAS No. 142, “Goodwill and Other Intangible Assets,” the Company updated its policy for assessing and determining impairment of goodwill. The SFAS No. 142 goodwill impairment model is a two-step process. The first step is used to identify potential impairment by comparing the fair value of a reporting unit with its net book value (or carrying amount), including goodwill. If the fair value exceeds the carrying amount, goodwill of the reporting unit is considered not impaired and the second step of the impairment test is unnecessary. If the carrying amount of a reporting unit exceeds its fair value, the second step of the goodwill impairment test is performed to measure the amount of impairment loss, if any. The second step of the goodwill impairment test compares the implied fair value of the reporting unit’s goodwill with the carrying amount of that goodwill. If the carrying amount of the reporting unit’s goodwill exceeds the implied fair value of that goodwill, an impairment loss is recognized in an amount equal to that excess. The implied fair value of goodwill is determined in the same manner as the amount of goodwill recognized in a business combination. That is, the fair value of the reporting unit is allocated to all of the assets and liabilities of that unit (including any unrecognized intangible assets) as if the reporting unit had been acquired in a business combination and the fair value of the reporting unit was the purchase price paid to acquire the reporting unit.

Determining the fair value of a reporting unit under the first step of the goodwill impairment test and determining the fair value of individual assets and liabilities of a reporting unit (including unrecognized intangible assets) under the second step of the goodwill impairment test is judgmental in nature and often involves the use of significant estimates and assumptions. These estimates and assumptions could have a significant impact on whether or not an impairment charge is recognized and the magnitude of any such charge. Estimates of fair value are primarily determined using discounted cash flows and are based on the Company’s best estimate of future revenue and operating costs and general market conditions. These estimates are subject to review and approval by management. This approach uses significant assumptions, including projected future cash flows (including timing), the discount rate reflecting the risk inherent in future cash flows, and a terminal growth rate.

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

Fair Value of Financial Instruments—The Company’s consolidated balance sheet includes the following financial instruments: cash, accounts receivable, accounts payable, accrued liabilities and notes payable. The Company considers the carrying amount in the financial statements to approximate fair value for these financial instruments because of the relatively short period of time between origination of the instruments and their expected realization. The Company considers the carrying value of its notes payable to approximate fair market value.

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

Pro forma information assuming the Company had accounted for stock options granted under the fair value method prescribed by SFAS 123, Accounting for Stock-Based Compensation,  is presented below. The per share weighted-average fair value of stock options granted for the years ended March 31, 2004, 2003 and 2002 was $2.70, $1.82 and $2.49, respectively, as estimated using the Black-Scholes option-pricing model with the following assumptions: dividend yield of 0% in 2004, 2003 and 2002; expected volatility of 130% in 2004, 145% in 2003 and 148% in 2002; risk-free interest rate of 3.50%, 3.95% and 4.84% in 2004, 2003 and 2002, respectively; and expected life of 7 years for 2004, 2003 and 2002.

For purposes of pro forma disclosures, the estimated fair value of the options is amortized to expense over the options’ vesting periods. The Company’s historical and pro forma net loss per share for the years ended March 31, 2004, 2003 and 2002 are as follows (in thousands, except per share data):

	2004	2003	2002

Net loss:
As reported	$(1,353)	$(3,419)	$(20,425)
Add:
Stock-based employee compensation expense included in net loss, net of tax	246	351	1,247
Less:
Total stock-based employee compensation expense determined under fair value based methods for all awards, net of tax	(1,736)	(2,302)	(3,753)

Pro forma net loss	$(2,843)	$(5,370)	$(22,931)

Basic and diluted loss per share
As reported	$(0.07)	$(0.19)	$(1.23)
Pro forma	$(0.16)	$(0.30)	$(1.38)

Severance costs—The Company incurred costs related to certain management changes and employee terminations during the year ended March 31, 2002. Approximately $0.8 million of severance costs and $0.1 million of benefits and other costs related to the termination of five executive officers, including the former President and Chief Executive Officer. In addition, the Company incurred approximately $0.1 million of severance costs related to the workforce reduction of twenty-five non-executive employees in various job functions throughout the organization. All costs were accrued for in the year ended March 31, 2002 and are included in general and administrative expense for that period in the Company’s results of operations. All amounts accrued were paid.

Net Loss Per Share—Basic loss per share is computed using the net loss and the weighted average number of common shares outstanding during the period. Diluted loss per share is computed using the net loss and the weighted average number of common shares and dilutive potential common shares outstanding during the period when the potential common shares are not anti dilutive. Potential dilutive common shares include outstanding stock options and warrants, convertible debt, and convertible preferred stock. There were 3,912,055, 4,115,480 and 4,165,874 outstanding options to purchase shares of the Company’s common stock with exercise prices ranging from $0.75 to $52.50 per share as of March 31, 2004, 2003 and 2002, respectively.  There were 2,169,647, 2,660,418 and 2,719,191 outstanding warrants to purchase shares of the Company’s common stock with exercise prices ranging from $2.35 to $6.29, $.72 to $6.51 and $.72 to $6.88 per share at March 31, 2004, 2003 and 2002, respectively.  There were 300,000 shares of preferred stock, which are convertible into 500,100 shares of common stock, outstanding at March 31, 2004, 2003, and 2002.  There was convertible debt outstanding at March 31, 2004 and 2003, which is convertible into 4,634,632 and 4,427,941 shares of common stock, respectively.  The total of these items were not included in the computation of diluted earnings per share because their effect would have been anti-dilutive.

Concentration of Credit Risk—The Company supports computer software systems worldwide in diversified industries, primarily through system integrators and value added resellers. On an ongoing basis, the Company performs credit evaluations of its customer’s financial condition and generally requires no collateral. No single customer accounted for more than 10% of revenues during the fiscal years ended March 31, 2004, 2003 and 2002.

Foreign Currency Translation—The financial position and results of operations of the Company’s foreign subsidiaries are translated using local currency as the functional currency. Assets and liabilities of these subsidiaries are translated at the exchange rate in effect at each year-end. Income statement accounts are translated at the average rate of exchange prevailing during the year. Translation adjustments arising from the use of differing exchange rates from period to period are included in accumulated other comprehensive income (loss) in stockholders’ equity. Gains and losses resulting from foreign currency transactions are included in operations.

The Company’s revenues generated through its offices located outside of the United States of America were approximately 28%, 29% and 31% of total revenue for the fiscal years ended March 31, 2004, 2002 and 2002, respectively.

Comprehensive Loss—Comprehensive loss encompasses all changes in equity other than those with stockholders and consists of net loss and foreign currency translation adjustments. The Company does not provide for U.S. income taxes on foreign currency translation adjustments because it does not provide for such taxes on undistributed earnings of foreign subsidiaries.

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

Reclassifications—Certain reclassifications have been made to prior period amounts to conform with current period presentation

Impairment of Long-Lived Assets

The Company adopted SFAS No. 144, “Accounting for the Impairment or Disposal of Long-Lived Assets” (“SFAS No. 144”) on April 1, 2003.  The adoption of SFAS No. 144 did not have a material effect on the Company’s financial statements.

In accordance with SFAS No. 144, long-lived assets, such as property, plant and equipment, and purchased intangibles subject to amortization, are reviewed for impairment whenever events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable.  Recoverability of assets to be held and used is tested by a comparison of the carrying amount of an asset to estimated undiscounted future cash flows, an impairment charge is recognized by the amount by which the carrying amount of the asset exceeds fair value.  Assets to be disposed of would be separately presented in the balance sheet and reported at the lower of the carrying amount of fair value less costs to sell and are no longer depreciated.  The assets and liabilities of a disposed group classified as held for sale would be presented separately in the appropriate asset and liability sections of the balance sheet.

Recently Adopted Accounting Standards

In July 2002, the FASB issued SFAS No. 146, “Accounting for Costs Associated with Exit or Disposal Activities,” (“SFAS No. 146”). SFAS No. 146 requires companies to recognize costs associated with exit or disposal activities when they are incurred rather than at the date of a commitment to an exit or disposal plan. Examples of costs covered by the standard include lease termination costs and certain employee severance costs that are associated with a restructuring, discontinued operations, plant closing, or other exit or disposal activities.

The Company adopted the provisions of SFAS No. 146 on January 1, 2003. This statement applies on a prospective basis to exit or disposal activities that are initiated after December 31, 2002.

The Company adopted the initial recognition and measurement provisions of Financial Accounting Standards Board (“FASB”) Interpretation (“FIN”) No. 45, “Guarantor’s Accounting and Disclosure Requirements for Guarantees, Including Indirect Guarantees of Indebtedness of Others,” on January 1, 2003, which apply on a prospective basis to guarantees issued or modified after December 31, 2002. The Company adopted the disclosure provisions of FIN No. 45 during the quarter ended March 31, 2003. In the ordinary course of business, except as discussed below, the Company is not subject to potential obligations under guarantees that fall within the scope of FIN No. 45.

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

In June 2001, the FASB issued SFAS No. 143, “Accounting for Asset Retirement Obligations” (“SFAS No. 143”). SFAS No. 143 requires the Company to record the fair value of an asset retirement obligation as a liability in the period in which it incurs a legal obligation associated with the retirement of tangible long-lived assets that result from the acquisition, construction, development or normal use of the assets. The Company also records a corresponding asset, which is depreciated over the life of the asset. Subsequent to the initial measurement of the asset retirement obligation, the obligation will be adjusted at the end of each period to reflect the passage of time and changes in the estimated future cash flows underlying the obligation. The Company adopted SFAS No. 143 on April 1, 2003. The adoption has not had and is not expected to have a material effect on the current or future consolidated financial position, results of operations or liquidity.

In April 2002, the FASB issued SFAS No. 145, “Rescission of the FASB Statements No. 4, 44 and 64, Amendment of FASB Statement No. 13, and Technical Corrections,” (“SFAS No. 145”). SFAS No. 145 eliminates the requirement to classify gains and losses from the extinguishment of indebtedness as extraordinary, requires certain lease modifications to be treated the same as a sale-leaseback transaction, and makes other non-substantive technical corrections to existing pronouncements. SFAS No. 145 is effective for fiscal years beginning after May 15, 2002. The Company expects the only future impact, if any, of SFAS No. 145 to be the reclassification of extraordinary gains and losses to interest expense and income taxes if such gains or losses are incurred, there was no impact on the Company’s consolidated financial position, results of operation or liquidity upon adoption.

On January 17, 2003, the FASB issued FASB Financial Interpretation No. 46, “Consolidation of Variable Interest Entities,” which requires extensive disclosures and will require companies to evaluate variable interest entities created after January 31, 2003 and existing entities to determine whether to apply the Interpretation’s consolidation approach to them. Companies must apply the Interpretation to entities with which they are involved if the entity’s equity has specified characteristics. If it is reasonably possible that a company will have a significant variable interest in a variable interest entity at the date the Interpretation’s consolidation requirements become effective, the company must disclose the nature, purpose, size and activities of the variable interest entity and the consolidated enterprise’s maximum exposure to loss resulting from its involvement with the variable interest entity in all financial statements issued after January 31, 2003 regardless of when the variable interest entity was created. Since the Company has no interests in any variable interest entity, the adoption of this interpretation did not have a material impact on its consolidated financial position, results of operations or liquidity.

The Emerging Issues Task Force “EITF” recently reached a consensus for EITF 00-21, “Revenue Arrangements with Multiple Deliverables.” EITF 00-21 provides accounting guidance for allocation of revenue where delivery or performance of products, services or performance may occur at different points in time or over different periods of time. Companies are required to adopt this consensus for fiscal periods beginning after June 15, 2003. The Company believes the adoption of EITF 00-21 did not have a material impact on the Company’s consolidated financial position, results of operations, or liquidity.

In May 2003, the FASB issued SFAS No. 150, “Accounting for Certain Financial Instruments with Characteristics of both Liabilities and Equity” (“SFAS No. 150”). SFAS No. 150 establishes standards for how an issuer classifies and measures certain financial instruments with characteristics of both liabilities and equity. It requires that an issuer classify a financial instrument that is within its scope as a liability (or an asset in some circumstances). Many of those instruments were previously classified as equity. This statement is effective for financial instruments entered into or modified after May 31, 2003, and otherwise was adopted by the Company in the quarter beginning July 1, 2003. For financial instruments created before the issuance date of this Statement and still existing at the beginning of the interim period of adoption, transition shall be achieved by reporting the cumulative effect of a change in accounting principle by initially measuring the financial instruments at fair value or other measurement attribute required by this statement. The adoption of SFAS No. 150 did not have a material impact on its consolidated financial position, results of operations or liquidity.

3. Property, Furniture and Equipment

Property, furniture and equipment at March 31 consisted of (in thousands):

	2004	2003

Land and buildings	$782	$675
Office equipment, furniture and fixtures	4,867	4,879

Total	5,649	5,554
Accumulated depreciation and amortization	(4,854)	(4,624)

Property, furniture and equipment, net	$795	$930

4. Goodwill and Other Intangible Assets

The Company adopted certain provisions of SFAS No. 141 as of July 1, 2001 as required for business combinations initiated after June 30, 2001, and the remaining provisions of SFAS No. 141 and SFAS No. 142 became effective for the Company on April 1, 2002. Upon adoption of SFAS No. 142, the Company evaluated its existing intangible assets and goodwill that were acquired in purchase business combinations and made any necessary reclassifications in order to conform with the new classification criteria in SFAS No. 141 for recognition separate from goodwill. The Company assessed the useful lives and residual values of all intangible assets acquired, and made any necessary amortization period adjustments during the three-month period ended June 30, 2002.

The following table presents details of the Company’s intangible assets and goodwill (in thousands):

	Gross Carrying Amount	Accumulated Amortization	Balance

March 31, 2004
Assets subject to amortization:
Installed base, including core technology	$10,400	$8,667	$1,733

Assets not subject to amortization:
Goodwill, including assembled workforce			$27,684

March 31, 2003
Assets subject to amortization:
Installed base, including core technology	$10,400	$6,067	$4,333
Assets not subject to amortization:
Goodwill, including assembled workforce			$27,684

The following table reconciles changes to goodwill for the year ended March 31, 2004 and 2003 (in thousands):

Balance as of March 31, 2002	$26,791
Settlement of contingency based on earnings for General Automation acquisition	1,043
Adjustment for refund of over-funded pension obligation acquired	(150)

Balance as of March 31, 2003 and 2004	$27,684

The Company had aggregate amortization expense related to intangible assets of $2.6 million for the year ended March 31, 2004.

In July 2002, the Company settled all claims with General Automation, Inc., dba GA eXpress (“General Automation”), for the sum of $2,000,000. The Company paid $1,000,000 of this amount concurrently with the signing of the Settlement Agreement and Mutual Release (the “Settlement Agreement”) in July 2002; $400,000 was paid in December 2002; and the remaining $600,000 was paid in June 2003.

Estimated amortization expense for future periods is as follows (in thousands):

For the Year Ending:

March 31, 2005	$1,733

The following table reconciles previously reported net loss as if the provisions of SFAS No. 142 were in effect in the prior fiscal years (in thousands except per share amounts):

	For the year ended March 31,
	2004	2003	2002

Reported net loss	$(1,353)	$(3,419)	$(20,425)
Add back: Goodwill and assembled workforce amortization, net of taxes	—	—	10,561
Adjusted net loss	$(1,353)	$(3,419)	$(9,864)

Reported basic and diluted loss per common share	$(0.07)	$(0.19)	$(1.23)
Add back: Goodwill and assembled workforce amortization, net of taxes	—	—	0.64
Adjusted basic and diluted loss per common share	$(0.07)	$(0.19)	$(0.59)

5. Long-Term Debt

Long-term debt of the Company, including the Note Payable to Astoria Capital Partners (“ACP”) or (“Astoria”), the Company’s largest stockholder, as of March 31, 2004 and March 31, 2003 follows (in thousands):

	March 31, 2004	March 31, 2003

Note payable to Astoria	$23,172	$22,140
Plus accrued interest	289	182
Less unamortized discount	(344)	(427)

	23,117	21,895
Note payable and accrued interest-individual	—	256
Other long-term liabilities	38	102
Total debt	23,155	22,253
Less current portion of long-term debt	(38)	(321)

Total long-term debt	$23,117	$21,932

On January 30, 2003, the Company entered into a Note Exchange Agreement with ACP, to replace the existing Secured Promissory Note dated November 30, 2000, as amended, held by ACP. Under the terms of the Note Exchange Agreement, the Company issued to ACP a Convertible Subordinated Note having a principal amount of approximately $22.1 million, which principal amount is equal to the outstanding principal and accrued interest payable on the Secured Promissory Note as of the date of the agreement. The Convertible Subordinated Note is convertible into common stock at a price of $5.00 per share. The Convertible Subordinated Note matures on May 30, 2008, extending the May 30, 2003, maturity date of the Secured Promissory Note. The interest rate is 5% per annum, versus the interest rate of 10% per annum under the Secured Promissory Note. The interest will be payable quarterly at the Company’s option in cash or through increases to the outstanding principal of the Convertible Subordinated Note. Increases to the principal are to be done via issuance of a payment in kind (“PIK”) note on a quarterly basis. For the periods ended March 31, 2003, June 30, 2003, September 30, 2003, December 31, 2003 and March 31, 2004, the Company issued PIK notes to ACP for the accrued interest due in the aggregate amount of $1,322,325.

The Phillip and Debra Barrett trust, a stockholder of the Company, loaned the Company $250,000 in September 2000. The loan, as amended, had a maturity of April 2, 2003, with interest at 10% per annum, payable quarterly. The note was paid in full on April 2, 2003.

Net interest expense is comprised of the following components (in thousands):

	2004	2003	2002

Interest expense	$1,232	$3,440	$3,947
Interest income	(17)	(31)	(60)
Net interest expense	$1,215	$3,409	$3,887

6. Stockholders’ Equity

The Company’s beginning accumulated deficit in the accompanying consolidated statements of stockholders’ equity was adjusted to reflect the reversal of a $180,000 sales allowance and a $50,000 depreciation adjustment both of which were recorded incorrectly in periods not presented in the accompanying consolidated financial statements.

Series A Convertible Preferred Stock

The Company had 300,000 outstanding shares of Series A convertible preferred stock (“Series A”) authorized, issued and outstanding at March 31, 2004 and 2003. Holders of Series A are entitled to that number of votes equal to the number of shares of common stock into which Series A is then convertible. Dividends are paid at the option of the Board of Directors at the rate of $0.125 per share per annum, in preference to all other stockholders. Series A ranks senior to the Company’s common stock as to liquidation rights. Each share of Series A may be converted at the option of the holder into 1.667 shares of common stock. In effecting the conversion, any unpaid dividends on Series A shall be disregarded. No dividends have been declared on the Series A since its issuance.

Warrants

The 1993 Directors’ Warrant Plan and the 1993 Advisors’ Plan were terminated in 1999, except as to any warrants then outstanding under such Plans.

The following table summarizes the warrants outstanding, excluding the 2,169,647 warrants, as adjusted, issued by the Company in connection with its acquisition of PickAx at exercise prices ranging from $2.35 to $6.29:

	Warrants	Exercise Price	Weighted Average Remaining Contractual Life (Years)

Warrants outstanding at March 31, 2001	104,749	$0.72 - $33.75	1.95
Cancelled	(16,498)	$10.94 - $33.75

Warrants outstanding at March 31, 2002	88,251	$0.72 - $6.88	1.29
Cancelled	(334)	$6.88

Warrants outstanding at March 31, 2003	87,917	$0.72	0.29

Exercised	(87,500)	$0.72
Cancelled	(417)	$0.72

Warrants outstanding at March 31, 2004	—	$—	—

As part of the acquisition of PickAx, the Company assumed the warrant obligations for PickAx stock after adjusting both the exercise price and shares underlying the warrants for the conversion ratio of 0.50916, which was the same ratio used for acquiring the PickAx common stock. All the PickAx warrants are for a term of five years from the date of grant.  During fiscal 2004, 402,855 warrants were exercised at a warrant price of $2.35.  There were no warrant exercises in fiscal 2003 or fiscal 2002.  At March 31, 2004, there were 1,669,647 of the assumed warrants outstanding to purchase shares of the Company’s common stock at an exercise price of $2.35 per share, expiring at various dates through March 2005.

In connection with the merger with PickAx, a promissory note previously issued by PickAx to its controlling stockholder, Astoria, was exchanged for a new promissory note from the Company. In addition, Astoria received warrants to purchase 500,000 shares of the Company’s common stock at an original exercise price of $7.00 that has been adjusted to $6.29 per share, due to certain anti-dilutive adjustments as provided for in the warrants.

Stock Options

In April 1999, the Company adopted a new stock option plan (“1999 Plan”). In conjunction with the adoption of the 1999 Plan, the Company terminated all other plans, except as to options then issued and outstanding under such plans. The 1999 Plan authorizes grants of options to purchase up to an aggregate of 5,000,000 shares of authorized but unissued common stock. Stock options are generally granted with an exercise price equal to the stock’s fair market value at the date of grant. All options under the 1999 Plan have ten-year terms and generally vest ratably over a period of four years. As of March 31, 2004, there were 1,270,360 shares available for future option grants under the 1999 Plan.

The following table presents information about outstanding stock options as of March 31, 2004:

		Weighted Average		Options vested and exercisable
Range of Exercise Price	Options Outstanding	Exercise Price	Remaining Contractual Life	Number of Options	Weighted Avg. Exercise Price

$0.75 - $1.02	274,813	$0.99	5.67	257,103	$1.00
$1.06 - $1.55	1,063,000	$1.53	7.55	1,034,250	$1.54
$1.65 - $2.95	1,323,035	$2.47	5.96	903,961	$2.57
$3.00 - $52.50	1,251,207	$4.81	6.92	933,866	$4.97

$0.75 - $52.50	3,912,055	$2.86	6.68	3,129,180	$2.82

A summary of changes in common stock options is as follows:

	Shares	Weighted Average Exercise Price Per Share

Options outstanding as of March 31, 2001	2,980,591	$4.33
Granted	2,196,275	$2.50
Cancelled	(939,119)	$4.30
Exercised	(71,873)	$1.08

Options outstanding as of March 31, 2002	4,165,874	$3.40
Granted	655,000	$1.83
Cancelled	(702,738)	$5.46
Exercised	(2,656)	$0.87

Options outstanding as of March 31, 2003	4,115,480	$2.84
Granted	146,000	$2.95
Cancelled	(240,543)	$3.16
Exercised	(108,882)	$1.41

Options outstanding as of March 31, 2004	3,912,055	$2.86

Grants in the above table include options whose exercise price was less than the fair value of the Company’s common stock on the date of grant. These included options to purchase 1,363,820 shares of common stock at a weighted-average exercise price of $1.74 per share during the year ended March 31, 2002.

The Company had $41,000, $145,000 and $523,000 of deferred stock-based compensation related to employee stock options as of March 31, 2004, 2003 and 2002, respectively, and recognized stock-based compensation expense of $246,000, $351,000 and $1,247,000 during the years ended March 31, 2004, 2003 and 2002, respectively, as a result of granting stock options with exercise prices below the estimated fair value of the Company’s common stock at the date of grant. Deferred stock-based compensation has been presented as a component of stockholders’ equity and is being amortized to expense over the vesting period of the applicable options.

Employee Stock Purchase Plan

On December 12, 2001, the Board of Directors approved the Company’s 2001 Employee Stock Purchase Plan (the “Purchase Plan”) to provide employees of the Company with an opportunity to purchase common stock of the Company through accumulated payroll deductions. The maximum number of shares of common stock made available for sale under the Purchase Plan is one million (1,000,000) shares. The offer periods of six (6) months’ duration commence each February 15 and August 15. An employee may contribute between one percent (1%) and not exceeding ten percent (10%) of their compensation not to exceed $21,250 per calendar year. Individual employee share purchases are limited to 1,500 shares per offer period. Employees are able to purchase the stock at an amount equal to 85% of the market value of a share of common stock on the enrollment date or on the exercise date, whichever is lower. Through March 31, 2004, 212,703 shares had been issued to employees under the Purchase Plan.

Retirement Plans

The Company sponsors a 401(k) Savings and Retirement Plan (“the Plan”) for substantially all of its employees in the United States. Employees meeting the eligibility requirements may contribute specified percentages of their salaries. Under the Plan, which is qualified under Section 401(k) of the federal tax laws, the Company’s Board of Directors, in its sole discretion, may make discretionary profit-sharing contributions at 50% of the employees’ contributions up to 4% of the employees’ total compensation, to the Plan. For the years ended March 31, 2004, 2003 and 2002, discretionary annual contributions of $0, $0 and $67,600, respectively, were made to the Plan.

The Company sponsors the Raining Data UK Limited Retirement Benefits Scheme (“RDUKL Plan”) for substantially all of its employees in the United Kingdom. The RDUKL Plan is a defined contribution plan that provides retirement benefits upon attaining normal retirement age, and incidental benefits in the case of death or termination of employment prior to retirement. Raining Data UK contributes an amount ranging from 3% to 8% of each participant’s compensation to fund such benefits. In addition, participants are entitled to make voluntary contributions under the RDUKL Plan. The Company contributed approximately $117,000, $87,000 and $86,500 to the RDUKL Plan for the years ended March 31, 2004, 2003 and 2002, respectively.

7. Income Taxes

The provision (benefit) for income taxes consisted of $(31,000), $30,000 and $0 for the years ended March 31, 2004, 2003 and 2002, respectively, related to foreign jurisdictions. The foreign income before income taxes was approximately $126,000, $293,000 and $435,000 in fiscal year 2004, 2003 and 2002, respectively.

A reconciliation of the expected U.S. Federal tax expense (benefit) attributable to income from continuing operations differed from the amounts computed by applying the statutory U.S. Federal statutory tax rate to pretax loss from continuing operations as follows:

	2004	2003	2002

Expected U.S. Federal tax	(34.0)%	(34.0)%	(34.0)%
State taxes	(5.8)%	(5.8)%	(5.3)%
Foreign taxes	(2.2)%	0.3%	0.0%
Change in valuation allowance	70.3%	20.9%	18.5%
Research and experimental credit	(43.0)%	(10.4)%	(0.3)%
Expiration of net operating losses	13.0%	29.7%	0.0%
Nondeductible goodwill amortization	0.0%	0.0%	20.8%
Other	(0.5)%	0.3%	0.3%

Actual effective tax rate	(2.2)%	1.0%	0.0%

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

	2004	2003

Deferred tax assets:
Net operating loss carryforwards	$21,916	$21,635
Accruals and allowances recognized in different periods	800	1,719
Research and experimental credit carryforward	2,481	1,840
Depreciation	54	76
Total deferred assets	25,251	25,270
Less valuation allowance	(24,097)	(23,084)
Total deferred tax asset	$1,154	$2,186
Deferred tax liabilities:
Purchased intangibles	$(1,154)	$(2,186)

Net deferred tax asset	$—	$—

Due to uncertainties surrounding the timing of realizing the benefits of its net favorable tax attributes in the future tax returns, the Company has recorded a full valuation allowance against its net deferred tax assets at March 31, 2004, 2003 and 2002. The net change in the valuation allowance was an increase of $1,013,000 in 2004 and $704,000 in 2003.  In addition, imbedded in the valuation allowance is the benefit of $161,441 of stock options exercised that will be credited to Additional paid-in-capital when the valuation allowance is released.

At March 31, 2004, the Company had net operating loss carryforwards of $58.4 million for federal income tax purposes and $7.5 for state tax purposes expiring at various dates through 2022. During fiscal 2004, $0.8 million of federal net operating losses expired. Any changes in ownership, as defined by Section 382 of the Internal Revenue Code, may limit the amount of net operating loss carryforwards that can be used in any one year.

As a result of the Company’s acquisition of PickAx, the Company assumed preacquisition federal net operating loss carryforwards of $6.1 million and foreign net operating loss carryforwards of $2.1 million. A valuation allowance has been recorded against deferred tax assets attributable to these net operating loss carryforwards. In the event these net operating loss carryforwards are realized in the future, the benefit will be recorded as a reduction of goodwill.

8. Commitments and Contingencies

Leases—The Company leases office space and certain equipment under noncancelable operating lease agreements with terms expiring through 2009. Rent expense related to operating these leases is recognized ratably over the entire lease term. The Company is required to pay property taxes, insurance and normal maintenance costs.

Future minimum lease payments under noncancelable operating leases with initial or remaining lease terms in excess of one year as of March 31, 2004 are as follows (in thousands):

Years Ending March 31,	Operating Leases

2005	$1,142
2006	821
2007	190
2008	27
2009 and thereafter	5

Total minimum lease payments	$2,185

As of March 31, 2004, the total of minimum rentals to be received in the future under noncancelable subleases through November 2005 was $322,000.

Rent expense of $902,000, $977,000 and $884,000 was recognized in 2004, 2003 and 2002, respectively.

The Company is subject from time to time to litigation, claims and suits arising in the ordinary course of business. As of March 31, 2004, the Company was not a party to any known material litigation, claim or suit.

9. Segment Information

The Company operates in one reportable segment. International operations consist primarily of foreign sales offices selling software developed in the United States of America combined with local service revenue. The following table summarizes consolidated financial information of the Company’s operations by geographic location (in thousands):

	North America	Europe/ Africa	Total

Fiscal Year 2004
Net revenues	$15,954	$6,343	$22,297
Long lived assets	29,761	652	30,413
Fiscal Year 2003
Net revenues	$14,950	$6,056	$21,006
Long lived assets	32,615	590	33,205
Fiscal Year 2002
Net revenues	$13,215	$6,052	$19,267
Long lived assets	34,167	576	34,743

The Company operates in one reportable segment and is engaged in the design, development, sale and support of software infrastructure. The Company divides its products into two main categories: (1) Pick-based database technology (“Databases”), which includes Multi-dimensional Database Management Systems, XML Data Management Servers and the Pick Data Provider for the Microsoft .NET development environment; and (2) Rapid Application Development software tools (“RAD Tools”). The following table represents the net revenue from the Company’s segment by product line (in thousands):

	Year ended March 31,
	2004	2003	2002

Databases	$17,381	$16,878	$15,747
RAD Tools	4,916	4,128	3,520
Total Net Revenue	$22,297	$21,006	$19,267

EXHIBIT INDEX

Exhibit	Description

3.1

Restated Certificate of Incorporation of the Registrant dated June 4, 2003 (included as Exhibit 3.1 to the Registrant’s Form 10-KSB filed with the Commission on June 6, 2003 and incorporated herein by reference).

3.2

Amended and Restated Bylaws of the Registrant, dated April 22, 2002 (included as Exhibit 3.1 to the Registrant’s Form 10-QSB filed with the Commission on August 13, 2002 and incorporated herein by reference).

3.3	Certificate of Designations dated March 31, 1999, as corrected (included as Exhibit 3.1 to the Registrant’s Form 8-K filed with the Commission on April 5, 1999 and incorporated herein by reference).
4.1

Registration Rights Agreement by and among the Registrant, Pamela Conrad, Donald D. Durr, Lee Summers, Robert J. Rosenberg, Gil Figueroa, Michael E. McGoey, Gerald L. Cohn and Timothy Holland dated as of November 30, 2000 (included as Exhibit 4.1 to the Registrant’s Form 10-QSB filed with the Commission on February 14, 2001 and incorporated herein by reference).

4.2

Registration Rights Agreement by and among the Registrant, Astoria Capital Partners, L.P., Harrison H. Augur, Keogh MP and Robert D. van Roijen dated as of December 4, 2000, as amended on April 3, 2003, (included as Exhibit 4.3 to the Registrant’s Form 10-QSB filed with the Commission on August 13, 2002 and incorporated herein by reference).

4.3

Sixth Amendment to the Registration Rights Agreement by and among the Registrant, Astoria Capital Partners, L.P., Harrison H. Augur, Keogh MP and Robert D. van Roijen dated as of April 1, 2003 (included as Exhibit 4.3 to the Registrant’s Form 10-KSB filed with the Commission on June 6, 2003 and incorporated herein by reference).

4.4

Registration Rights Agreement by and between the Registrant and Astoria Capital Partners, L.P., dated as of September 27, 2001, as amended on April 3, 2002 (included as Exhibit 4.2 to the Registrant’s Form 10-QSB filed with the Commission on August 13, 2002 and incorporated herein by reference).

4.5

Third Amendment to Registration Rights Agreement by and between the Registrant and Astoria Capital Partners, L.P., dated as of September 27, 2001, as amended on January 30, 2003 (included as Exhibit 4.3 to the Registrant’s Form 8-K filed with the Commission on January 30, 2003 and incorporated herein by reference),

4.6

Note Exchange Agreement between the Registrant and Astoria Capital Partners, L.P. dated January 30, 2003 (included as Exhibit 4.1 to the Registrant’s Form 8-K filed with the Commission on January 30, 2003 and incorporated herein by reference).

4.7

5% Convertible Subordinated Note Due 2008 between the Registrant and Astoria Capital Partners, L.P. dated January 30, 2003 (included as Exhibit 4.2 to the Registrant’s Form 8-K filed with the Commission on January 30, 2003 and incorporated herein by reference).

4.8

Form of payment in kind note, as referenced in the 5% Convertible Subordinated Note, between the Registrant and Astoria Capital Partners, L.P (included as Exhibit 4.8 to the Registrant’s Form 10-KSB filed with the Commission on June 6, 2003 and incorporated herein by reference).

4.9	Form of Common Stock Purchase Warrant issued by the Registrant to Astoria Capital Partners, L.P. dated April 1, 2004. Originally issued on November 30, 2000 and adjusted on April 1, 2003.
4.10

Registration Rights Agreement dated May 7, 2002, by and among the Registrant and Thomas A. Arata, Jr., Edward A. Runci, Jr. and Wall & Bullington, LLC (included as Exhibit 4.4 to the Registrant’s 10-QSB filed with the Commission on August 13, 2002 and incorporated herein by reference).

4.11

Form of Amended and Restated Common Stock Purchase Warrant between the Registrant and Astoria Capital Partners, dated April 1, 2003. Originally issued as an Exchange Warrant on December 1, 2000 to holders of PickAx Warrants (included as Exhibit 4.11 to the Registrants Form 10-KSB filed with the Commission on June 6, 2003 and incorporated herein by reference).

10.1*	1999 Stock Option Plan, as amended on June 21, 2002 (included as Exhibit 10.4 to the Registrant’s 10-QSB filed with the Commission on August 13, 2002 and incorporated herein by reference).
10.2*

2001 Employee Stock Purchase Plan as amended on December 28, 2001 (included as Exhibit 10.1 to the Registrant’s Form 10-QSB filed with the Commission on March 21, 2002 and incorporated herein by reference).

10.3*

Option Agreement dated September 24, 2001, between the Registrant and Carlton H. Baab (included as Exhibit 10.22 of Registrant’s Form 10-QSB filed with the Commission on November 14, 2001 and incorporated herein by reference).

10.4*	Service Agreement by and between the Registrant and Gwyneth Gibbs dated April 1, 2004.
10.5*

Form of Indemnification Agreement entered into with officers and directors of Registrant (included as Exhibit 10.2 to the Registrant’s Form 10-QSB filed with the Commission on March 21, 2002 and incorporated herein by reference).

10.6

Settlement Agreement and Mutual Release, between General Automation, Inc. dba GA eXpress and Raining Data, U.S., Inc. f/k/a Pick Systems, dated July 26, 2002. (included as Exhibit 4.1 to the Registrant’s Form 8-K filed with the Commission on August 2, 2002 and incorporated herein by reference).

10.7

Compromise and Settlement Agreement, dated April 29, 2002, between the Registrant, PickAx, Inc., Pick Systems, Inc. and Thomas A. Arata, Jr., and Edward A. Runci, Jr. (included as Exhibit 10.2 to the Registrant’s 10-QSB filed with the Commission on August 13, 2002 and incorporated herein by reference).

10.8*

Amendment to Stock Option Agreement, dated June 21, 2002, between the Registrant and Soheil Raissi (included as Exhibit 10.5 to the Registrant’s 10-QSB filed with the Commission on August 13, 2002 and incorporated herein by reference).

10.9*

Offer Letter Agreement, effective April 15, 2002, between the Registrant and Brian C. Bezdek (included as Exhibit 10.6 to the Registrant’s 10-QSB filed with the Commission on August 13, 2002 and incorporated herein by reference).

10.10*

Offer Letter Agreement, effective March 18, 2002, between the Registrant and Boris Geller (included as Exhibit 10.7 to the Registrant’s 10-QSB filed with the Commission on August 13, 2002 and incorporated herein by reference).

10.11*

Stock Option Agreement, dated December 21, 2002 between the Registrant and Brian C. Bezdek (included as Exhibit 10.2 to the Registrant’s 10-QSB filed with the Commission on February 12, 2003 and incorporated herein by reference).

10.12*

Severance and Change of Control Agreement, dated April 5, 2003, between the Registrant and Carlton H. Baab (included as Exhibit 10.12 to the Registrants Form 10-KSB filed with the Commission on June 6, 2003 and incorporated herein by reference).

10.13	Loan and Security Agreement dated February 11, 2004, between the Registrant, Raining Data U.S., Inc. and Silicon Valley Bank.
21.1	Subsidiaries of the Registrant (included as Exhibit 21.1 to the Registrant’s Form 10-KSB filed with the Commission on June 28, 2002 and incorporated herein by reference).
23.1	Consent of Independent Registered Public Accounting Firm.
24.1	Power of Attorney (included in the signature page and incorporated herein by reference).
31.1	Certification of Chief Executive Officer.
31.2	Certification of Chief Financial Officer.
32.1	Certification of Chief Executive Officer and Chief Financial Officer Pursuant to 18 U.S.C. 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

* Indicates management contracts or compensatory plans and arrangements filed pursuant to Item 601 or Regulation S-B under the Exchange Act.