Form 10QSB
period 2004-09-30
RAINING DATA CORP
filed 2004-11-10
CIK 820738

U.S. SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-QSB

(Mark One)
☒	Quarterly Report under Section 13 or 15(d) of the Securities Exchange Act of 1934

For the quarterly period ended September 30, 2004

☐	Transition Report Pursuant to Section 13 or 15(d) of the Exchange Act

For the transition period from to

Commission File number 0-16449

RAINING DATA CORPORATION
(Exact name of registrant as specified in its charter)

Delaware	94-3046892
(State of Incorporation)	(IRS Employer Identification No.)

17500 Cartwright Road Irvine, CA 92614
(Address of principal executive offices)

(949) 442-4400
(Registrant’s telephone number)

Check whether the issuer: (1) has filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☒  No ☐

As of September 30, 2004, there were 18,473,794 shares of registrant’s Common Stock, $.10 par value, outstanding.

Transitional Small Business Disclosure Format (Check one): Yes ☐  No ☒

RAINING DATA CORPORATION

PART I.  FINANCIAL INFORMATION

ITEM 1.  FINANCIAL STATEMENTS

RAINING DATA CORPORATION AND SUBSIDIARIES
UNAUDITED CONDENSED CONSOLIDATED BALANCE SHEETS

	September 30, 2004	March 31, 2004
	(In thousands)

ASSETS

Current assets
Cash	$8,640	$7,783
Trade accounts receivable-net	1,610	1,865
Other current assets	405	390
Total current assets	10,655	10,038

Property, furniture and equipment-net	688	795

Intangible assets-net	433	1,733
Goodwill	27,684	27,684
Other assets	160	201
Total assets	$39,620	$40,451

LIABILITIES AND STOCKHOLDERS’ EQUITY

Current liabilities
Accounts payable	$135	$242
Accrued liabilities	1,971	2,257
Deferred revenue	4,875	5,006
Note payable	5	38
Total current liabilities	6,986	7,543

Long term debt-net of discount	23,751	23,117
Total liabilities	30,737	30,660

Commitments and contingencies	—	—

Stockholders’ equity
Preferred stock	300	300
Common stock	1,847	1,840
Additional paid-in capital	95,582	95,418
Deferred stock-based compensation	(25)	(41)
Accumulated other comprehensive income	1,384	1,509
Accumulated deficit	(90,205)	(89,235)
Total stockholders’ equity	8,883	9,791

Total liabilities and stockholders’ equity	$39,620	$40,451

See accompanying condensed notes to the unaudited condensed consolidated financial statements.

RAINING DATA CORPORATION AND SUBSIDIARIES
UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
THREE AND SIX MONTHS ENDED SEPTEMBER 30,

	Three Months Ended September 30,		Six Months Ended September 30,
	2004	2003	2004	2003
	(In thousands, except per share data)

Net revenues
Licenses	$2,018	$2,247	$4,240	$4,533
Services	3,054	3,115	6,029	6,238
Total net revenues	5,072	5,362	10,269	10,771

Costs of revenues
Cost of license revenues	83	102	155	190
Cost of service revenues	646	614	1,114	1,104
Total cost of revenues	729	716	1,269	1,294

Gross profit	4,343	4,646	9,000	9,477

Cost of operations
Selling and marketing	1,322	1,309	2,736	2,766
Research and development	1,736	1,843	3,474	3,817
General and administrative	907	996	1,796	1,916
Stock-based compensation	18	73	50	123
Amortization of intangible assets	650	650	1,300	1,300
Total operating expenses	4,633	4,871	9,356	9,922

Operating loss	(290)	(225)	(356)	(445)

Other expense
Interest expense-net	(305)	(305)	(608)	(601)
Other income (expense)-net	4	(5)	(6)	11
	(301)	(310)	(614)	(590)
Net loss	$(591)	$(535)	$(970)	$(1,035)

Basic and diluted net loss per share	$(0.03)	$(0.03)	$(0.05)	$(0.06)

Shares used in computing basic and diluted net loss per share	18,452	18,101	18,433	18,029

Departmental allocation of stock-based compensation
Cost of service revenues	$—	$16	$—	$33
Selling and marketing	—	3	—	5
Research and development	16	51	46	80
General and administrative	2	3	4	5
Total stock-based compensation	$18	$73	$50	$123

See accompanying condensed notes to the unaudited condensed consolidated financial statements.

RAINING DATA CORPORATION AND SUBSIDIARIES

UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

SIX MONTHS ENDED SEPTEMBER 30,

	2004	2003
	(In thousands)
Cash flows from operating activities:
Net loss	$(970)	$(1,035)
Adjustments to reconcile net loss to net cash provided by operating activities:	1,450	1,479
Depreciation and amortization of long-lived assets
Note payable discount amortization	41	41
Amortization of deferred stock-based compensation	50	123
Change in assets and liabilities:
Trade accounts receivable	299	337
Other current and non-current assets	(15)	(2)
Accounts payable and accrued liabilities	(101)	(434)
Deferred revenue	9	(174)
Net cash provided by operating activities	763	335

Cash flows from investing activities:
Purchase of property, furniture and equipment	(9)	(3)
Net cash used in investing activities	(9)	(3)

Cash flows from financing activities:
Proceeds from exercise of stock options and warrants	37	126
Proceeds from issuance of common stock	99	83
Repayment of debt	(33)	(288)
Net cash provided by (used in) financing activities	103	(79)

Effect of exchange rate changes on cash	—	50

Net increase in cash and equivalents	857	303

Cash and equivalents at beginning of period	7,783	5,279
Cash and equivalents at end of period	$8,640	$5,582

Non-cash financing activities:
Issuance of payment-in-kind notes for accrued interest	$581	$563

See accompanying condensed notes to the unaudited condensed consolidated financial statements.

RAINING DATA CORPORATION AND SUBSIDIARIES

CONDENSED NOTES TO THE UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

September 30, 2004 (Unaudited)

1.  INTERIM FINANCIAL STATEMENTS

The unaudited interim condensed consolidated financial information furnished herein reflects all adjustments, consisting only of normal recurring items, which in the opinion of management are necessary to fairly state Raining Data Corporation’s (the “Company”) financial position, the results of its operations and its cash flows for the dates and periods presented and to make such information presented not misleading. Certain information and footnote disclosures, normally included in financial statements prepared in accordance with accounting principles generally accepted in the United States of America, have been omitted pursuant to SEC rules and regulations; nevertheless, management of the Company believes that the disclosures herein are adequate to make the information presented not misleading. These condensed consolidated financial statements should be read in conjunction with the Company’s audited financial statements for the year ended March 31, 2004, contained in the Company’s Annual Report on Form 10-KSB. The results of operations for the period ended September 30, 2004 are not necessarily indicative of results to be expected for any other interim period or the fiscal year ending March 31, 2005.

Stock Options

Pro forma information, which assumes the Company had accounted for stock options granted under the fair value method prescribed by Statement of Financial Accounting Standards (“SFAS”) No. 123, “Accounting for Stock-based Compensation” as amended, is presented below. The per share weighted-average fair values of stock options granted for the three and six month periods ended September 30, 2004, as estimated using the Black-Scholes option-pricing model, were $2.32 and $2.71, respectively.  The per share weighted-average fair values of stock options granted for the three and six month periods ended September 30, 2003, as estimated using the Black-Scholes option-pricing model, were $3.34 and $2.64, respectively.  The following assumptions were used for the three-month period ended September 30, 2004: dividend yield of 0%; expected volatility of 123%; risk-free interest rate of 3.92%; and expected life of 7 years.  The following assumptions were used for the six-month period ended September 30, 2004: dividend yield of 0%; expected volatility of 123%; risk-free interest rate of 4.05%; and expected life of 7 years.  The following assumptions were used for the three-month period ended September 30, 2003: dividend yield of 0%; expected volatility of 138%; risk-free interest rate of 3.72%; and expected life of 7 years.  The following assumptions were used for the six-month period ended September 30, 2003: dividend yield of 0%; expected volatility of 138%; risk-free interest rate of 3.42%; and expected life of 7 years.

For purposes of pro forma disclosures, the estimated fair value of the options is amortized to expense over the options’ vesting periods. The Company’s historical and pro forma net loss per share for the three and six month periods ended September 30, 2004 and 2003 are as follows (in thousands, except per share data):

	Three Months ended September 30,		Six Months ended September 30,
	2004	2003	2004	2003

Net loss:
As reported	$(591)	$(535)	$(970)	$(1,035)

Add:
Stock-based employee compensation expense included in net loss	18	73	50	123

Less:
Total stock-based employee compensation expense determined under the fair value method for all awards	(287)	(504)	(576)	(996)

Pro forma net loss:	$(860)	$(966)	$(1,496)	$(1,908)

Basic and diluted loss per share
As reported	$(0.03)	$(0.03)	$(0.05)	$(0.06)
Pro forma	$(0.05)	$(0.05)	$(0.08)	$(0.11)

Reclassifications

Certain reclassifications have been made to prior period amounts to conform to the current period presentation.

2.  LONG-TERM DEBT

Long-term debt of the Company, including the Convertible Subordinated Note payable to Astoria Capital Partners, L.P. (“Astoria”), the Company’s controlling stockholder, as of September 30, 2004 and March 31, 2004, is as follows (in thousands):

	September 30, 2004	March 31, 2004

Subordinated Convertible Note payable to Astoria	$23,755	$23,172
Plus accrued interest	299	289
Less unamortized discount	(303)	(344)
	23,751	23,117

Other long-term liabilities	5	38
Total debt	23,756	23,155
Less current portion of long-term debt	(5)	(38)
Total long-term debt	$23,751	$23,117

3.  STOCKHOLDERS’ EQUITY

Basic loss per share is computed using the net loss and the weighted average number of common shares outstanding during the period. Diluted loss per share is computed using the net loss and the weighted average number of common shares and dilutive potential common shares outstanding during the period when the potential common shares are not anti-dilutive. Potential dilutive common shares include outstanding stock options and warrants, convertible debt, and convertible preferred stock. There were 4,038,013 and 4,050,591 outstanding options to purchase shares of the Company’s common stock with exercise prices ranging from $0.75 to $52.50 per share at September 30, 2004 and 2003, respectively.  There were 2,169,647 and 2,572,502 outstanding warrants to purchase shares of the Company’s common stock with exercise prices ranging from $2.35 to $6.29 and $2.35 to $6.51 per share at September 30, 2004 and 2003, respectively.  There were 300,000 shares of preferred stock, which are convertible into 500,100 shares of common stock, outstanding at September 30, 2004 and 2003.  There was convertible debt outstanding at September 30, 2004 and 2003, which was convertible into 4,750,992 and 4,519,986 shares of common stock, respectively.  The total of these items were not included in the computation of diluted earnings per share because their effect would have been anti-dilutive.

The change in accumulated other comprehensive income during the three and six month periods ended September 30, 2004 and 2003 is the result of the effect of foreign exchange rate changes. The following table reconciles net loss as reported with total comprehensive loss (in thousands):

	Three Months ended September 30,		Six Months ended September 30,
	2004	2003	2004	2003

Net loss reported	$(591)	$(535)	$(970)	$(1,035)
Translation adjustments–net	82	31	(125)	153
Total comprehensive loss	$(509)	$(504)	$(1,095)	$(882)

4. SUBSEQUENT EVENT

On November 9, 2004, the Company entered into a lease agreement with The Irvine Company whereby it leased one building in Irvine, California, comprising approximately 29,000 square feet, to replace its current headquarters facility.  The lease is expected to commence in November 2005 and has a five year term.  If certain conditions are met, the Company has the option to extend the term of the lease for an additional thirty-six months.  The total basic rent over the five year term is approximately $2.6 million, which represents a lower per square foot cost than the current property lease.  The annual basic rent during the five year term ranges from approximately $475,000 during the first year to approximately $545,000 during the fifth year.

5.  BUSINESS SEGMENT

The Company operates in one reportable segment. International operations consist primarily of foreign sales offices selling software developed by or for the Company’s entities in the United States of America, combined with local service revenue. The following table summarizes consolidated financial information of the Company’s operations by geographic location (in thousands):

	North America	Europe	Total

Three Months Ended September 30, 2004
Net revenues	$3,625	$1,447	$5,072
Long lived assets	28,340	625	28,965
Three Months Ended September 30, 2003
Net revenues	$4,082	$1,280	$5,362
Long lived assets	31,075	639	31,714
Six Months Ended September 30, 2004
Net revenues	$7,349	$2,920	$10,269
Long lived assets	28,340	625	28,965
Six Months Ended September 30, 2003
Net revenues	$7,992	$2,779	$10,771
Long lived assets	31,075	639	31,714

The Company is engaged in the design, development, sale and support of software infrastructure. The Company divides its products into two main categories: (1) Pick-based database technology (“Databases”), which includes multi-dimensional database management systems, XML data management systems and the Pick Data Provider for the Microsoft .NET development environment; and (2) Rapid Application Development software tools (“RAD Tools”). The following table represents the net revenue from the Company’s segment by product line (in thousands):

	Three Months Ended September 30,		Six Months Ended September 30,
	2004	2003	2004	2003
Databases:
Databases	$3,961	$4,221	$7,935	$8,458
RAD Tools	1,111	1,141	2,334	2,313
Total net revenues	$5,072	$5,362	$10,269	$10,771

ITEM 2.  MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

This Form 10-QSB contains forward-looking statements within the meaning of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended (the “Exchange Act”). Such statements include our expectations, hopes and intentions regarding the future, including but not limited to statements regarding (i) our strategy, (ii) our research and development plans and costs, (iii) our expectation about selling and marketing costs and general and administrative costs, (iv) the sufficiency of our capital resources, (v) our capital expenditures, (vi) our financing plan, (vii) our revenue and cost of license and service revenue, (viii) our operations and operating results, (ix) our competitive position, (x) our expectation about certain markets, and (xi) our expectation about future expenses. Forward-looking statements involve certain risks and uncertainties, and actual results may differ materially from those discussed in any such statement. Factors that could cause actual results to differ materially from such forward-looking statements include the risks described in the “Risk Factors” section and elsewhere in this Form 10-QSB. All forward-looking statements in this document are made as of the date hereof, based on information available to us as of the date hereof, and we assume no obligation to update any forward-looking statement.

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

Our principal business is the design, development, sale and support of software infrastructure. Our products allow customers to create and enhance flexible software applications for their own needs and our software may be categorized into four product lines: Multi-dimensional database management systems (“MDMS”), XML data management systems (“XDMS”), the Pick Data Provider (“PDP”) for the Microsoft .NET development environment and Rapid Application Development (“RAD”) software tools.

Many of our products are based on the Pick Universal Data Model (“Pick UDM”), which we created, and are capable of handling data from many sources. The Pick UDM is a core component across the MDMS, XDMS and PDP product lines.

The MDMS product line consists principally of the D3 Data Base Management System (“D3”), which operates on many systems including but not limited to IBM AIX, Linux and Windows NT.  D3 allows application programmers to create new business solution software in less time than it normally takes in many other environments. This can translate into lower costs for the developer, lower software prices for the customer and reduced costs of ownership for both the developer and end user. Our MDMS products also include mvEnterprise, a scalable multi-dimensional database solution that allows the user to leverage the capabilities of the UNIX operating system, and mvBase, a multi-dimensional database solution that runs on all Windows platforms.

Our first XDMS product, TigerLogic version 1.1, was released in May 2003. TigerLogic XDMS is a high-performance information infrastructure software that provides both scalability, XA-compliant transactional integrity and fine-grain search capabilities typically associated with enterprise databases, as well as the dynamic extensibility, n-tier hierarchies and ease of use and deployment, mostly found in data repositories and file systems. We have filed a patent application related to the technology utilized in the TigerLogic product and this patent was pending as of September 30, 2004.

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

We have devoted significant resources to the research and development of our products and technology.  We believe that our future success will depend largely on a strong development effort with respect to both our existing and new products.  These development efforts have resulted in updates and upgrades to existing MDMS and RAD products and the launch of new products including the XDMS and PDP product lines.  New product releases in all of our product lines are currently in progress.  We expect to continue our research and development efforts in all product lines for the foreseeable future.  We intend for these efforts to improve our future operating results and increase cash flow. However, such efforts may not result in additional new products or revenue, and we can make no assurances that the recently announced products or future products will be successful.

In the United States, we sell our products through established distribution channels consisting of system integrators, specialized vertical application software developers and consulting organizations. We also sell our products directly through our sales personnel to end user organizations. Outside the United States, we maintain direct sales offices in the United Kingdom, France and Germany.  Approximately 29% and 28% of our revenue came from sales through our offices located outside the United States for the three and six month periods ended September 30, 2004, respectively, and approximately 24% and 26% of our revenue came from sales through our offices located outside the United States for the three and six month periods ended September 30, 2003, respectively.

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

We license our software on a per-server basis or per-user basis. Therefore, the addition of servers or users to existing systems increases our revenue from our installed base of licenses.  In addition to software products, we provide continuing maintenance and other services to our customers, including professional services, technical support and training to help plan, analyze, implement and maintain application software based on our products.

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

•                                          Corporate Information Technology (“IT”) Departments.

For the three and six month periods ended September 30, 2004 and 2003, no single customer accounted for more than 10% of our revenue.

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

REVENUE RECOGNITION.  We recognize revenue using the residual method pursuant to the requirements of Statement of Position No. 97-2, “Software Revenue Recognition” (“SOP 97-2”), as amended.  Under the residual method, revenue is recognized in a multiple element arrangement when company-specific objective evidence of fair value exists for all of the undelivered elements in the arrangement, but does not exist for one or more of the delivered elements in the arrangement. At the outset of the arrangement with the customer, we defer revenue for the fair value of our undelivered elements (e.g., maintenance) based on company-specific objective evidence of the amount such items are sold individually to our customers and recognize revenue for the remainder of the arrangement fee attributable to the elements initially delivered in the arrangement (e.g., software license) when the basic criteria in SOP 97-2 have been met.

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

Service revenue relates primarily to consulting services, maintenance and training. Maintenance revenue is initially deferred and then recognized ratably over the term of the maintenance contract, typically 12 months. Consulting and training revenue is recognized as the services are performed and is usually calculated on a time and materials basis. Such services primarily consist of implementation services related to the installation of our products and do not include significant customization to or development of the underlying software code. We do not have price protection programs, conditional acceptance agreements or warranty programs, and sales of our products are made without right of return.

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

Determining the fair value of a reporting unit under the first step of the goodwill impairment test and determining the fair value of individual assets and liabilities of a reporting unit (including unrecognized intangible assets) under the second step of the goodwill impairment test is judgmental in nature and often involves the use of significant estimates and assumptions. These estimates and assumptions could have a significant impact on whether or not an impairment charge is recognized and the magnitude of any such charge. Estimates of fair value are primarily determined using discounted cash flows and are based on our best estimate of future revenue and operating costs and general market conditions.  This approach uses significant assumptions, including projected future cash flows (including timing), the discount rate reflecting the risk inherent in future cash flows, and a terminal growth rate.  These estimates are subject to review and approval by management.  Changes to these estimates in future periods may have a material impact on our financial position and results of operations.

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

	Three Months Ended September 30, 2004			Three Months Ended September 30, 2003		Six Months Ended September 30, 2004			Six Months Ended September 30, 2003
	Results	% of Net Revenues	Percent Change	Results	% of Net Revenues	Results	% of Net Revenues	Percent Change	Results	% of Net Revenues
Net revenues
Licenses	$2,018	40%	(10)%	$2,247	42%	$4,240	41%	(6)%	$4,533	42%
Services	3,054	60%	(2)%	3,115	58%	6,029	59%	(3)%	6,238	58%
Total net revenues	5,072	100%	(5)%	5,362	100%	10,269	100%	(5)%	10,771	100%
Cost of sales
Cost of license revenues (as a % of license revenues)	83	4%	(19)%	102	5%	155	4%	(18)%	190	4%
Cost of service revenues (as a % of service revenues)	646	21%	5%	614	20%	1,114	18%	1%	1,104	18%
Gross margin on license revenues	1,935	96%	(10)%	2,145	95%	4,085	96%	(6)%	4,343	96%
Gross margin on service revenues	2,408	79%	(4)%	2,501	80%	4,915	82%	(4)%	5,134	82%
Operating expenses
Selling and marketing	1,322	26%	1%	1,309	24%	2,736	27%	(1)%	2,766	26%
Research and development	1,736	34%	(6)%	1,843	34%	3,474	34%	(9)%	3,817	35%
General and administrative	907	18%	(9)%	996	19%	1,796	17%	(6)%	1,916	18%
Stock-based compensation	18	0%	(75)%	73	1%	50	0%	(59)%	123	1%
Amortization of intangible assets	650	13%	0%	650	12%	1,300	13%	0%	1,300	12%
Total costs and expenses	4,633	91%	(5)%	4,871	91%	9,356	91%	(6)%	9,922	92%
Operating loss	(290)	(6)%	29%	(225)	(4)%	(356)	(3)%	(20)%	(445)	(4)%
Other expense, net	(301)	(6)%	(3)%	(310)	(6)%	(614)	(6)%	4%	(590)	(5)%
Net loss	$(591)	(12)%	10%	$(535)	(10)%	$(970)	(9)%	(6)%	$(1,035)	(10)%

REVENUE

NET REVENUES. Our revenues are derived principally from two sources: fees from software licensing and fees for services, including maintenance, consulting, training and technical support.  We license our software on a per-server basis or per-user basis. Therefore, the addition of servers or users to existing systems increases our revenue from our installed base of licenses.  We view the MDMS and RAD markets in which we operate to be relatively stable and consistent from period to period and anticipate that our revenues on an annual basis from those products will remain relatively stable for the foreseeable future. The decrease in year over year revenue was due to similar reductions in both license and service revenues.  Fluctuations in revenues between quarters or year-to-year are primarily the result of the timing of orders and customer order patterns. We do not view the changes in year-to-year revenues for the three and six month periods ended September 30, 2004 and 2003 to be representative of immediate market trends.  However, in the longer term, we expect that the MDMS and RAD markets will eventually contract as customers adopt newer technologies and, therefore, the revenues generated from sales of our MDMS and RAD products is expected to decrease.

We have been selling software development kits (“SDKs”) for the PDP product, primarily directly to IT departments that are developing new applications and re-engineering existing applications for in-house use.  SDKs are priced competitively to promote the adoption and entry into the product line and, therefore, the sale of SDKs yielded minimal initial revenue.  Deployment of applications created using the PDP SDKs requires the purchase of deployment licenses, which would result in additional revenue for us.  The development cycle takes time for our customers to complete prior to deployment.  Should the adoption of the PDP product and our customer’s development efforts be successful, we would anticipate additional revenues in future periods related to the sale of the deployment licenses.

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

COST OF REVENUES

COST OF LICENSE REVENUES. Cost of license revenues is comprised of direct costs associated with software license sales including software packaging, documentation, physical media costs and royalties.  Total cost of license revenues in absolute dollars remained relatively stable for the three and six month periods ended September 30, 2004 as compared to the three and six month periods ended September 30, 2003, respectively.  We anticipate that the cost of license revenues, as a percentage of license revenues and in absolute dollars, will be relatively stable in future periods.

COST OF SERVICE REVENUES. Cost of service revenues includes primarily personnel costs related to providing consulting,

technical support and training services.  Cost of service revenues remained stable during the three and six month periods ended September 30, 2004 as compared to the three and six month periods ended September 30, 2003, respectively.  We anticipate that the cost of service revenues as a percentage of service revenues and in absolute dollars will be relatively stable in future periods.

OPERATING EXPENSES

SELLING AND MARKETING. Selling and marketing expense consists primarily of salaries, benefits, advertising, tradeshows, travel and overhead costs for our sales and marketing personnel.  Selling and marketing expense remained stable during the three and six month periods ended September 30, 2004 as compared to the same periods in the prior year. We anticipate that selling and marketing costs related to the XDMS and PDP products may increase as we further develop the sales channel for these products and if customer acceptance of these products increases.  In addition, if our continued research and development efforts are successful, including with respect to our XDMS and PDP products, and new products or services are created, we may incur increased sales and marketing expense to promote such products and services in future periods.

RESEARCH AND DEVELOPMENT. Research and development expense consists primarily of salaries and other personnel-related expenses for engineering personnel, expensible hardware and software costs, overhead costs and costs of contractors.  In the three and six month periods ended September 30, 2004, as compared to the same periods in the prior year, our research and development expense, in absolute dollars, decreased slightly due to the nature and timing of certain expenses as well as temporary headcount reductions.  We continue to incur costs related to the ongoing development and enhancement of all of our product lines.  We are committed to our research and development efforts and expect research and development expense will remain relatively stable in future periods or increase if we believe that additional spending is warranted. Such efforts may not result in additional new products, and any new products, including the XDMS and PDP products, may not generate sufficient revenue, if any, to offset the research and development expense.

GENERAL AND ADMINISTRATIVE. General and administrative expense consists primarily of costs associated with our finance, human resources, legal and other administrative functions. These costs consist principally of salaries and other personnel-related expenses, professional fees, depreciation and overhead costs.  The slight decrease in general and administrative spending during the three and six month periods ended September 30, 2004, as compared to same periods in the prior year, was the result of the timing of expenditures as well as continued cost controls resulting in reduced legal and related expenses.  We are focused on the control of general overhead costs and intend to use any savings from such reduction for our ongoing research and development and sales and marketing efforts.  We anticipate that general and administrative costs as a percentage of revenue and in absolute dollars will remain relatively stable for the remainder of the fiscal year.  However, we anticipate an increase in general and administrative expense beginning in fiscal 2006 as we increase our efforts related to Sarbanes-Oxley section 404 internal control compliance and the associated costs for implementation, testing and auditing related to that compliance.  The extent of these costs cannot be determined at this time.

STOCK-BASED COMPENSATION.  The decreases in stock-based compensation in the three and six month periods ended September 30, 2004, as compared to the three and six month periods ended September 30, 2003, is attributable primarily to cancellations of previously issued options with an exercise price below fair value on the date of grant for terminated employees, options reaching the end of their vesting periods, no new options being granted with an exercise price below fair value at the date of grant, and fewer options granted to non-employees. We do not anticipate significant changes in stock-based compensation expense in future periods.

AMORTIZATION OF INTANGIBLE ASSETS.  We continue to amortize identifiable intangible assets in accordance with their determined useful life, estimated to be four years.  The amortization of intangible assets is nearly complete and beginning in December 2004, the Company expects to experience an improvement in operating margin and net loss.

OTHER INCOME (EXPENSE). Other expense consists primarily of net interest expense and, to a much lesser extent, gains and losses on foreign currency transactions.  Due to the uncertainty in exchange rates, we may experience transaction gains or losses in future periods, the effect of which cannot be determined at this time.

LIQUIDITY AND CAPITAL RESOURCES

In connection with the acquisition of PickAx, we assumed a Secured Promissory Note issued to Astoria Capital Partners, L.P. (“Astoria”) dated November 30, 2000, in the amount of $18.5 million.  In January 2003, we entered into a Note Exchange Agreement (the “Exchange Agreement”) with Astoria to replace the existing Secured Promissory Note, as amended, with a Convertible Subordinated Note.  Under the terms of the Exchange Agreement, the Secured Promissory Note was exchanged and replaced with a Convertible Subordinated Note having a principal amount of $22.1 million, which principal amount was equal to the outstanding principal and accrued interest payable on the Secured Promissory Note as of the date of the Exchange Agreement.  The Convertible Subordinated Note is convertible into common stock at any time, at the option of Astoria, at a price of $5.00 per share. The Convertible Subordinated Note matures on May 30, 2008, extending the May 30, 2003 maturity date of the Secured Promissory Note.  The Company may not redeem the Convertible Subordinated Note until January 2005.  The interest rate of the Convertible

Subordinated Note is 5% per annum as compared to an interest rate of 10% per annum under the Secured Promissory Note.  The interest is payable quarterly at our option in cash or through increases to the outstanding principal of the Convertible Subordinated Note. For the periods ended March 31, 2003, June 30, 2003, September 30, 2003, December 31, 2003, March 31, 2004, June 30, 2004 and September 30, 2004, we issued payment in kind (“PIK”) notes to Astoria for the accrued interest due in the aggregate amount of $1,914,165.  For the foreseeable future, we expect to issue additional PIK notes to Astoria in lieu of cash payments for the interest due under the Convertible Subordinated Note.  If the Convertible Subordinated Note or the PIK notes are converted into common stock, our stockholders may experience substantial dilution.  Unlike the Secured Promissory Note, the Convertible Subordinated Note is not secured by our assets.

If our future financial performance improves, we may seek to take advantage of opportunities in the equity and capital markets to raise additional funds for operating needs or to pay down our debt to Astoria.  There can be no assurances that such opportunities will arise. In addition to holding the Convertible Subordinated Note, Astoria is a major stockholder of ours, holding all of our preferred stock and a majority of our outstanding common stock. Richard W. Koe, a member of our Board of Directors, serves as the Managing General Partner for Astoria.  Carlton H. Baab, our President and Chief Executive Officer, served as a Managing Principal of Astoria Capital Management, which is a general partner of Astoria, until taking a formal leave of absence to join us in August 2001.  Gerald F. Chew, a member of our Board of Directors, is the cousin of Mr. Koe.

At September 30, 2004, we had $8.6 million in cash. We believe that our cash flow from operating activities will be sufficient to meet our operating and capital expenditure requirements for the remainder of the fiscal year ending March 31, 2005 and through the foreseeable future. We are committed to research and development efforts that are intended to allow us to penetrate new markets and generate new sources of revenue and improve operating results. However, our research and development efforts have required, and will continue to require, cash outlays without the immediate or short-term receipt of related revenue. Our ability to service our long-term debt and meet our expenditure requirements is dependent upon our future financial performance, which will be affected by, among other things, prevailing economic conditions, our ability to penetrate new markets and attract new customers, market acceptance of our new and existing products and services, the success of research and development efforts and other factors beyond our control.

In February 2004, we entered into a credit facility with Silicon Valley Bank which provides us with the ability to borrow up to $1.5 million at an annual interest rate of Prime plus 1.0%, provided, that the annual interest rate shall never be less than 5%.  The credit facility is collateralized by our assets and expires in February 2006.  The credit facility contains financial and reporting covenants that require us to maintain certain financial ratios only when we have outstanding credit extensions.  There were no outstanding credit extensions at September 30, 2004.

On November 9, 2004, we entered into a lease agreement with The Irvine Company whereby we leased one building in Irvine, California, comprising approximately 29,000 square feet, to replace our current headquarters facility.  The lease is expected to commence in November 2005 and has a five year term.  If certain conditions are met, we have the option to extend the term of the lease for an additional thirty-six months.  The total basic rent over the five year term is approximately $2.6 million, which represents a lower per square foot cost than our current property lease.  The annual basic rent during the five year term ranges from approximately $475,000 during the first year to approximately $545,000 during the fifth year.  We expect to incur move in costs in future periods, however these costs are not expected to be material in the periods in which they are incurred.

We had no material commitments for capital expenditures at September 30, 2004.

Net cash provided by operating activities was $0.8 million and $0.3 million for the six months ended September 30, 2004 and 2003, respectively.

Our earnings before interest, taxes, depreciation and amortization (EBITDA) was $0.5 million, or 9% of total net revenue, and $1.1 million, or 11% of total net revenue, for the three and six month periods ended September 30, 2004, and $0.6 million, or 11% of total net revenue, and $1.2 million, or 11% of total net revenue, for the three and six month periods ended September 30, 2003.  EBITDA is defined as net loss with an add-back for depreciation, amortization of intangible assets, non-cash stock-based compensation expense, interest expense and other income.  The following table reconciles EBITDA to the reported net loss:

RAINING DATA CORPORATION AND SUBSIDIARIES

RECONCILIATION OF EBITDA TO NET LOSS

(Unaudited)

	For the three months ended September 30,		For the six months ended September 30,
In $000’s	2004	2003	2004	2003

Reported net loss	$(591)	$(535)	$(970)	$(1,035)
Depreciation and amortization	75	88	150	179
Stock-based compensation	18	73	50	123
Intangible asset amortization	650	650	1,300	1,300
Interest expense-net	305	305	608	601
Other income (expense)-net	(4)	5	6	(11)

EBITDA	$453	$586	$1,144	$1,157

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

Our EBITDA financial information is also comparable to net cash provided by operating activities.  The table below reconciles EBITDA to the GAAP disclosure of net cash provided by operating activities:

RAINING DATA CORPORATION AND SUBSIDIARIES
RECONCILIATION OF EBITDA TO NET CASH PROVIDED BY OPERATING ACTIVITIES

(Unaudited)

	For the six months ended September 30,
In $000’s	2004	2003

Net cash provided by operating activities	$763	$335

Interest expense-net	608	601
Other (income) expense-net	6	(11)
Change in accounts receivable	(299)	(337)
Change in other assets	15	2
Change in accounts payable and accrued liabilities	101	434
Change in deferred revenue	(9)	174
Note payable discount amortization	(41)	(41)

EBITDA	$1,144	$1,157

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

We have devoted significant resources to the research and development of products and technology. We believe that our future success will depend in large part on a strong research and development effort with respect to both our existing and new products. Since the start of fiscal year 2002, we have changed the mix of our research and development efforts to include technologies, markets and products outside of our historical market, specifically XML-based infrastructure products.  In May 2003, we announced the initial production release of our first XDMS product which resulted from these development efforts.  In September 2003, we released the production version of the PDP for .NET.  This was our first release in the PDP product line which is designed to support the Microsoft.NET Framework.  While we intend for these efforts to improve our future operating results and increase cash flow, such efforts may not result in new products or revenue, and any new products that do result may not be successful. The development of new or enhanced software products is a complex and uncertain process requiring high levels of innovation, as well as accurate anticipation of customer and technical trends. In developing new products and services, we may fail to develop and market products that respond to technological changes or evolving industry standards in a timely or cost-effective manner, or experience difficulties that could delay or prevent the successful development, introduction and marketing of these new products. The development and introduction of new or enhanced products also requires us to manage the transition from older products in order to minimize disruptions in customer ordering patterns and to ensure that adequate supplies of new products can be delivered to meet customer demand. Failure to develop and introduce new products, or enhancements to existing products, in a timely manner in response to changing market conditions or customer requirements, or lack of customer acceptance of our products, will materially and adversely affect our business, results of operations and financial condition.

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

THE CONCENTRATION OF OUR STOCK OWNERSHIP AND THE DEBT OWED TO ASTORIA GIVE CERTAIN STOCKHOLDERS SIGNIFICANT CONTROL OVER OUR BUSINESS.

As of September 30, 2004, Astoria and Rockport Group, LP (“Rockport”) together beneficially owned approximately 71% of our outstanding common stock. As of such date, Astoria also owned all of our outstanding preferred stock. In addition, as of September 30, 2004, the Convertible Subordinated Note issued to Astoria had a balance of approximately $24.1 million in principal and accrued interest maturing on May 30, 2008.  Richard W. Koe, a member of our Board of Directors, serves as the Managing General Partner for Astoria Capital Management, which is a general partner of Astoria.  Carlton H. Baab, our President and Chief Executive Officer, served as a Managing Principal of Astoria Capital Management until taking a formal leave of absence to join us in August 2001.

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

THE SUCCESS OF OUR BUSINESS DEPENDS IN PART UPON OUR ABILITY TO RECRUIT AND RETAIN KEY PERSONNEL AND MANAGEMENT.

Many of the our executive officers joined us subsequent to the acquisition of PickAx, including our President and Chief Executive Officer, Carlton Baab, who joined us in August 2001. Additional changes in management have occurred following Mr. Baab’s appointment, including the hiring of Brian Bezdek, Chief Financial Officer and Soheil Raissi, Vice President, Product Development and Professional Services.  The loss of one or more of these or other executives could adversely affect our business. In addition, we believe that our future success will depend to a significant extent on our ability to recruit, hire and retain highly skilled management and employees with experience in engineering, product management, sales, marketing and customer service. Competition for such personnel in the software industry can be intense, and there can be no assurance that we will be successful in attracting and retaining such personnel. If we are unable to do so, we may experience inadequate levels of staffing to develop and license our products and perform services for our customers, which could adversely affect our business.

THE INABILITY TO PROTECT OUR INTELLECTUAL PROPERTY COULD HARM OUR ABILITY TO COMPETE.

Our ability to compete successfully will depend, in part, on our ability to protect our proprietary technology and operations without infringing upon the rights of others. We may fail to do so. In addition, the laws of certain countries in which our products are, or may be, licensed may not protect our proprietary rights to the same extent as the laws of the United States. We rely primarily on a combination of trade secret, copyright and trademark laws and contractual provisions to protect our intellectual property and proprietary rights. Our trademarks include Raining Data, Pick, D3, Omnis, Omnis Studio, mvEnterprise, mvBase, mvDesigner and TigerLogic, among others.  We also have a pending U.S. patent application as of September 30, 2004.  In addition to trademark and copyright protections, we license our products to end users on a “right to use” basis pursuant to a perpetual license agreement that restricts use of products to a specified number of users. We generally rely on “click-wrap” licenses that become effective when a customer downloads and installs software on its system. In order to retain exclusive ownership rights to our software and technology, we generally provide our software in object code only, with contractual restrictions on copying, disclosure and transferability. There can be no assurance that these protections will be adequate, or that our competitors will not independently develop technologies that are substantially equivalent or superior to our technology.

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

As of September 30, 2004, we had 18,473,794 outstanding shares of common stock, of which approximately 9,600,000 shares were restricted securities held by Astoria and other holders. Restricted securities may be sold in the public market only if they are registered or if they qualify for an exemption from registration promulgated under the Securities Act of 1933, as amended. At present, all of our outstanding restricted securities are either entitled to registration rights or eligible for public sale under Rule 144, subject to volume limitations and other requirements of Rule 144.  If Astoria or other holders decide to exercise their demand registration rights, we would incur costs and expenses associated with the registration of securities.

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

OUR PRODUCTS HAVE A LONG SALES CYCLE, WHICH COULD RESULT IN DELAYS IN THE RECEIPT OF REVENUE.

The sales cycle for our MDMS and RAD products typically ranges from three to nine months or longer and the sales cycle for our XDMS and PDP products is anticipated to be significantly longer since these products are still in the process of being adopted by the marketplace.  Our products are typically used by application developers, system integrators and value added resellers to develop applications that are critical to their corporate end user’s business. Because the purchases of our products are often part of an end user’s larger business process, re-engineering initiative, or implementation of client/server or web-based computing, the end users frequently view the purchase of our products as part of a long-term strategic decision regarding the management of their workforce-related operations and expenditures. Thus, this sometimes results in end users taking a significant period of time to assess alternative solutions by competitors or to defer a purchase decision as a result of an unrelated strategic issue beyond our control.  As a result, a significant period of time may elapse between our research and development efforts and recognition of revenue, if any.

OUR GLOBAL OPERATIONS EXPOSE US TO ADDITIONAL RISKS AND CHALLENGES ASSOCIATED WITH CONDUCTING BUSINESS INTERNATIONALLY.

We operate on a global basis with offices or distributors in Europe, Africa, Asia, Latin America, South America, Australia and North America. Approximately 29% and 28% of our revenue for the three and six month periods ended September 30, 2004 was generated from our international offices. We face several risks inherent in conducting business internationally, including but not limited to the following:

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

Our principal executive officer and principal financial officer have concluded that our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act) are effective, as of the end of the period covered by this report, to ensure that information required to be disclosed by us in reports that we file or submit under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in Securities and Exchange Commission rules and accumulated and communicated to the Company’s management, including its principal executive officer and principal financial officer, to allow timely decisions regarding required disclosure.

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

PART II. OTHER INFORMATION

ITEM 1.  LEGAL PROCEEDINGS

We are subject from time to time to claims and suits arising in the ordinary course of business.  As of September 30, 2004, we were not a party to any material litigation, claim or suit.

ITEM 6.  EXHIBITS

(a)	Exhibits:

10.1	Lease agreement dated November 9, 2004 between registrant and The Irvine Company.
31.1	Certification of Chief Executive Officer.
31.2	Certification of Chief Financial Officer.
32.1	Certification of Chief Executive Officer and Chief Financial Officer Pursuant to 18 U.S.C. 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

SIGNATURES

In accordance with the requirements of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Date: November 9, 2004	RAINING DATA CORPORATION

/s/ Brian C. Bezdek

Brian C. Bezdek
Chief Financial Officer and Duly Authorized Officer

EXHIBIT INDEX

10.1	Lease agreement dated November 9, 2004 between registrant and The Irvine Company.
31.1	Certification of Chief Executive Officer
31.2	Certification of Chief Financial Officer
32.1	Certification of Chief Executive Officer and Chief Financial Officer Pursuant to 18 U.S.C. 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.