Form 10QSB
period 2004-12-31
RAINING DATA CORP
filed 2005-02-09
CIK 820738

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-QSB

(Mark One)
☒	Quarterly Report under Section 13 or 15(d) of the Securities Exchange Act of 1934

For the quarterly period ended December 31, 2004

☐	Transition Report Pursuant to Section 13 or 15(d) of the Exchange Act

For the transition period from to

Commission File number 0-16449

RAINING DATA CORPORATION
(Exact name of registrant as specified in its charter)

Delaware	94-3046892
(State of Incorporation)	(IRS Employer Identification No.)

17500 Cartwright Road Irvine, CA 92614
(Address of principal executive offices)

(949) 442-4400
(Registrant’s telephone number)

Check whether the issuer: (1) filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☒  No ☐

As of December 31, 2004, there were 19,615,190 shares of registrant’s Common Stock, $.10 par value, outstanding.

Transitional Small Business Disclosure Format (Check one): Yes ☐  No ☒

RAINING DATA CORPORATION

INDEX

PART I.	FINANCIAL INFORMATION
ITEM 1.	FINANCIAL STATEMENTS
UNAUDITED CONDENSED CONSOLIDATED BALANCE SHEETS — DECEMBER 31, 2004 AND MARCH 31, 2004
UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS — THREE AND NINE MONTHS ENDED DECEMBER 31, 2004 AND 2003
UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS — NINE MONTHS ENDED DECEMBER 31, 2004 AND 2003
CONDENSED NOTES TO THE UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
ITEM 2.	MANAGEMENT’S DISCUSSION AND ANALYSIS OR PLAN OF OPERATION
ITEM 3.	CONTROLS AND PROCEDURES
PART II.	OTHER INFORMATION
ITEM 1.	LEGAL PROCEEDINGS
ITEM 4.	SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS
ITEM 6.	EXHIBITS

PART I.  FINANCIAL INFORMATION

ITEM 1.  FINANCIAL STATEMENTS

RAINING DATA CORPORATION AND SUBSIDIARIES

UNAUDITED CONDENSED CONSOLIDATED BALANCE SHEETS

	December 31, 2004	March 31, 2004
	(In thousands)

ASSETS

Current assets
Cash	$9,042	$7,783
Trade accounts receivable-net	2,372	1,865
Other current assets	502	390
Total current assets	11,916	10,038

Property, furniture and equipment-net	702	795

Intangible assets-net	—	1,733
Goodwill	27,684	27,684
Other assets	241	201
Total assets	$40,543	$40,451

LIABILITIES AND STOCKHOLDERS’ EQUITY

Current liabilities
Accounts payable	$167	$242
Accrued liabilities	2,746	2,257
Deferred revenue	4,757	5,006
Note payable	—	38
Total current liabilities	7,670	7,543

Long term debt-net of discount	21,398	23,117
Total liabilities	29,068	30,660

Commitments and contingencies	—	—

Stockholders’ equity
Preferred stock	300	300
Common stock	1,962	1,840
Additional paid-in capital	98,144	95,418
Deferred stock-based compensation	(17)	(41)
Accumulated other comprehensive income	1,556	1,509
Accumulated deficit	(90,470)	(89,235)
Total stockholders’ equity	11,475	9,791

Total liabilities and stockholders’ equity	$40,543	$40,451

See accompanying condensed notes to the unaudited condensed consolidated financial statements.

RAINING DATA CORPORATION AND SUBSIDIARIES

UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

	Three Months Ended December 31,		Nine Months Ended December 31,
	2004	2003	2004	2003
	(In thousands, except per share data)

Net revenues
Licenses	$2,667	$2,731	$6,907	$7,264
Services	3,053	3,059	9,082	9,297
Total net revenues	5,720	5,790	15,989	16,561

Costs of revenues
Cost of license revenues	91	100	241	290
Cost of service revenues	593	518	1,712	1,622
Total cost of revenues	684	618	1,953	1,912

Gross profit	5,036	5,172	14,036	14,649

Cost of operations
Selling and marketing	1,552	1,570	4,288	4,336
Research and development	2,029	1,789	5,503	5,606
General and administrative	1,054	1,021	2,850	2,937
Stock-based compensation	8	48	58	171
Amortization of intangible assets	433	650	1,733	1,950
Total operating expenses	5,076	5,078	14,432	15,000

Operating income (loss)	(40)	94	(396)	(351)

Other expense
Interest expense-net	(292)	(307)	(900)	(908)
Other income-net	67	10	61	21
	(225)	(297)	(839)	(887)
Net loss	$(265)	$(203)	$(1,235)	$(1,238)

Basic and diluted net loss per share	$(0.01)	$(0.01)	$(0.07)	$(0.07)

Shares used in computing basic and diluted net loss per share	18,687	18,159	18,518	18,073

Departmental allocation of stock-based compensation
Cost of service revenues	$—	$16	$—	$49
Selling and marketing	—	3	—	8
Research and development	6	26	51	106
General and administrative	2	3	7	8
Total stock-based compensation	$8	$48	$58	$171

See accompanying condensed notes to the unaudited condensed consolidated financial statements.

RAINING DATA CORPORATION AND SUBSIDIARIES

UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

NINE MONTHS ENDED DECEMBER 31,

	2004	2003
	(In thousands)
Cash flows from operating activities:
Net loss	$(1,235)	$(1,238)
Adjustments to reconcile net loss to net cash provided by operating activities:
Depreciation and amortization of long-lived assets	1,948	2,213
Note payable discount amortization	62	62
Amortization of deferred stock-based compensation	58	171
Change in assets and liabilities:
Trade accounts receivable	(336)	164
Other current and non-current assets	(194)	(234)
Accounts payable and accrued liabilities	895	(85)
Deferred revenue	(100)	(607)
Net cash provided by operating activities	1,098	446

Cash flows from investing activities:
Purchase of property, furniture and equipment	(22)	(24)
Net cash used in investing activities	(22)	(24)

Cash flows from financing activities:
Proceeds from exercise of stock options and warrants	42	133
Proceeds from issuance of common stock	99	83
Repayment of debt	(38)	(304)
Net cash provided by (used in) financing activities	103	(88)

Effect of exchange rate changes on cash	80	110

Net increase in cash and equivalents	1,259	444

Cash and equivalents at beginning of period	7,783	5,279
Cash and equivalents at end of period	$9,042	$5,723

Non-cash financing activities:
Issuance of payment-in-kind notes for accrued interest	$881	$851
Reduction of long-term debt through exercise of warrants	$2,671	$—

See accompanying condensed notes to the unaudited condensed consolidated financial statements.

RAINING DATA CORPORATION AND SUBSIDIARIES

CONDENSED NOTES TO THE UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

December 31, 2004

1.  INTERIM FINANCIAL STATEMENTS

The unaudited interim condensed consolidated financial information furnished herein reflects all adjustments, consisting only of normal recurring items, which in the opinion of management are necessary to fairly state Raining Data Corporation and Subsidiaries’ (the “Company”) consolidated financial position, the results of their operations and their cash flows for the dates and periods presented and to make such information presented not misleading. Certain information and footnote disclosures normally included in financial statements prepared in accordance with accounting principles generally accepted in the United States of America have been omitted pursuant to SEC rules and regulations; nevertheless, management of the Company believes that the disclosures herein are adequate to make the information presented not misleading. These condensed consolidated financial statements should be read in conjunction with the Company’s audited financial statements for the year ended March 31, 2004, contained in the Company’s Annual Report on Form 10-KSB. The results of operations for the period ended December 31, 2004, are not necessarily indicative of results to be expected for any other interim period or the fiscal year ending March 31, 2005.

Stock Options

Pro forma information, which assumes the Company had accounted for stock options granted under the fair value method prescribed by Statement of Financial Accounting Standards (“SFAS”) No. 123, “Accounting for Stock-based Compensation” as amended, is presented below. The per share weighted average fair values of stock options granted for the three and nine-month periods ended December 31, 2004, as estimated using the Black-Scholes option-pricing model, were $2.50 and $2.59, respectively.  There were no options granted during the three-month period ended December 31, 2003.  The per share weighted average fair values of stock options granted for the nine-month period ended December 31, 2003, as estimated using the Black-Scholes option-pricing model, was $2.64.  The following assumptions were used for the three-month period ended December 31, 2004: dividend yield of 0%; expected volatility of 114%; risk-free interest rate of 3.85%; and expected life of 7 years.  The following assumptions were used for the nine-month period ended December 31, 2004: dividend yield of 0%; expected volatility of 119%; risk-free interest rate of 3.99%; and expected life of 7 years.  The following assumptions were used for the nine-month period ended December 31, 2003: dividend yield of 0%; expected volatility of 140%; risk-free interest rate of 3.54%; and expected life of 7 years.

For purposes of pro forma disclosures, the estimated fair value of the options is amortized to expense over the options’ vesting periods. The Company’s historical and pro forma net loss per share for the three and nine-month periods ended December 31, 2004 and 2003 are as follows (in thousands, except per share data):

	Three Months ended December 31,		Nine Months ended December 31,
	2004	2003	2004	2003

Net loss:
As reported	$(265)	$(203)	$(1,235)	$(1,238)

Add:
Stock-based employee compensation expense included in net loss	8	48	58	171

Less:
Total stock-based employee compensation expense determined under the fair value method for all awards	(297)	(493)	(874)	(1,489)

Pro forma net loss:	$(554)	$(648)	$(2,051)	$(2,556)

Basic and diluted loss per share
As reported	$(0.01)	$(0.01)	$(0.07)	$(0.07)
Pro forma	$(0.03)	$(0.04)	$(0.11)	$(0.14)

Reclassifications

Certain reclassifications have been made to prior period amounts to conform to the current period presentation.

2.  RECENTLY ISSUED ACCOUNTING STANDARDS

In December 2004, the Financial Accounting Standards Board (“FASB”) issued SFAS No. 123R, “Share-Based Payment,” which establishes standards for the accounting for transactions in which an entity exchanges its equity instruments for employee services. A key provision of this statement is the requirement of a public entity to measure the cost of employee services received in exchange for an award of equity instruments (including stock options) based on the grant-date fair value of the award. That cost will be recognized over the period during which an employee is required to provide service in exchange for the award (i.e., the requisite service period or vesting period). With respect to the Company, which is a small business issuer, this statement becomes effective on January 1, 2006. The impact of this statement on the Company’s consolidated financial position and results of operations cannot be determined at this time.

3.  LONG-TERM DEBT

Long-term debt of the Company, including the Convertible Subordinated Note payable to Astoria Capital Partners, L.P. (“Astoria”), the Company’s controlling stockholder, as of December 31, 2004 and March 31, 2004, is as follows (in thousands):

	December 31, 2004	March 31, 2004

Subordinated Convertible Note payable to Astoria	$21,630	$23,172
Plus accrued interest	50	289
Less unamortized discount	(282)	(344)
	21,398	23,117

Other long-term liabilities	—	38
Total debt	21,398	23,155
Less current portion of long-term debt	—	(38)
Total long-term debt	$21,398	$23,117

On December 14, 2004, Astoria exercised a warrant to purchase 1,136,555 shares of the Company’s common stock for $2,670,904.  In lieu of a cash payment, the Company used the proceeds from the exercise to paydown a portion of the indebtedness to Astoria.

4.  STOCKHOLDERS’ EQUITY

Basic loss per share is computed using the net loss and the weighted average number of common shares outstanding during the period. Diluted loss per share is computed using the net loss and the weighted average number of common shares and dilutive potential common shares outstanding during the period when the potential common shares are not anti-dilutive. Potential dilutive common shares include outstanding stock options and warrants, convertible debt, and convertible preferred stock. There were 4,280,069 and 4,023,893 outstanding options to purchase shares of the Company’s common stock with exercise prices ranging from $0.75 to $52.50 per share as of December 31, 2004 and 2003, respectively.  There were 1,033,092 and 2,422,501 outstanding warrants to purchase shares of the Company’s common stock with exercise prices ranging from $2.35 to $6.29 and $2.35 to $6.51 per share as of December 31, 2004 and 2003, respectively.  There were 300,000 shares of preferred stock, which are convertible into 500,100 shares of common stock, outstanding at December 31, 2004 and 2003.  There was convertible debt outstanding at December 31, 2004 and 2003, which was convertible into 4,326,021 and 4,576,950 shares of common stock, respectively.  The total of these items were not included in the computation of diluted earnings per share because their effect would have been anti-dilutive.

The change in accumulated other comprehensive income during the three and nine-month periods ended December 31, 2004 and 2003, is the result of the effect of foreign exchange rate changes. The following table reconciles net loss as reported with total comprehensive loss (in thousands):

	Three Months ended December 31,		Nine Months ended December 31,
	2004	2003	2004	2003

Net loss reported	$(265)	$(203)	$(1,235)	$(1,238)
Translation adjustments – net	172	55	47	208
Total comprehensive loss	$(93)	$(148)	$(1,188)	$(1,030)

5.  BUSINESS SEGMENT

The Company operates in one reportable segment. International operations consist primarily of foreign sales offices selling software developed by or for the Company’s entities in the United States of America, combined with local service revenue. The following table summarizes consolidated financial information of the Company’s operations by geographic location (in thousands):

	North America	Europe	Total

As of and for Three Months Ended December 31, 2004
Net revenues	$3,914	$1,806	$5,720
Long lived assets	27,956	671	28,627
As of and for Three Months Ended December 31, 2003
Net revenues	$4,047	$1,743	$5,790
Long lived assets	30,373	668	31,041
As of and for Nine Months Ended December 31, 2004
Net revenues	$11,263	$4,726	$15,989
Long lived assets	27,956	671	28,627
As of and for Nine Months Ended December 31, 2003
Net revenues	$12,039	$4,522	$16,561
Long lived assets	30,373	668	31,041

The Company is engaged in the design, development, sale and support of software infrastructure. The Company divides its products into two main categories: (1) Pick Universal Data Model based technology (“Pick UDM Products”), which includes multi-dimensional database management systems, XML data management systems and the Pick Data Provider for .NET product line; and (2) Rapid Application Development software tools (“RAD Tools”), which includes the Omnis product line. The following table represents the net revenue from the Company’s segment by product line (in thousands):

	Three Months Ended December 31,		Nine Months Ended December 31,
	2004	2003	2004	2003
Databases:
Pick UDM Products	$4,387	$4,556	$12,322	$13,000
RAD Tools	1,333	1,234	3,667	3,561
Total net revenues	$5,720	$5,790	$15,989	$16,561

ITEM 2.  MANAGEMENT’S DISCUSSION AND ANALYSIS OR PLAN OF OPERATION

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

OVERVIEW

We were incorporated in the State of Delaware in August 1987. We were originally incorporated as Blyth Holdings, Inc. and our name was changed to Omnis Technology Corporation in September 1997. Effective December 1, 2000, we completed the acquisition of PickAx, Inc., a Delaware corporation (“PickAx”). Concurrent with the acquisition, we changed our name to Raining Data Corporation.

Our principal business is the design, development, sale and support of software infrastructure. Our products allow customers to create and enhance flexible software applications for their own needs and our software may be categorized into four product lines: Multi-dimensional database management systems (“MDMS”), XML data management systems (“XDMS”), Pick Data Provider (“PDP”) for .NET based products and Rapid Application Development (“RAD”) software tools.

Many of our products are based on the Pick Universal Data Model (“Pick UDM”), which we created, and are capable of handling data from many sources. The Pick UDM is a core component across the MDMS, XDMS and PDP product lines.

The MDMS product line consists principally of the D3 Data Base Management System (“D3”), which runs on many operating systems including but not limited to IBM AIX, Linux and Windows NT.  D3 allows application programmers to create new business solution software in less time than it normally takes in many other environments. This can translate into lower costs for the developer, lower software prices for the customer and reduced costs of ownership for both the developer and end user. Our MDMS products also include mvEnterprise, a scalable multi-dimensional database solution that allows the user to leverage the capabilities of the UNIX operating system, and mvBase, a multi-dimensional database solution that runs on all Windows platforms.

Beginning in 2001, we began an extensive effort to leverage our time-proven Pick UDM and core intellectual property to create an enterprise class XML database management system for the emerging XML market. This significant investment of time and resources resulted in the TigerLogic XDMS product line. TigerLogic XDMS is a high-performance information infrastructure software that provides both scalability, XA-compliant transactional integrity and fine-grain search capabilities typically associated with enterprise databases, as well as the dynamic extensibility, n-tier hierarchies and ease of use and deployment, mostly found in data repositories and file systems. We have filed a patent application related to the technology utilized in the TigerLogic product and this patent was pending as of December 31, 2004.

Our PDP product line includes the Pick Data Provider for .Net and our Microsoft Reporting Services Connector.  The PDP component for the Microsoft .NET Framework is tightly integrated with Microsoft Visual Studio .NET. It allows software developers using IBM’s Universe and Unidata databases and our D3 database platform to build client/server applications, Web applications or Web services using any of the languages and technologies that run on the Microsoft .NET Framework, such as Microsoft ASP.NET, Visual Basic .NET, Visual C# .NET and Visual J# .NET.  Our Reporting Services Connector enables a data connection that allows Pick database users to unlock the benefits of Microsoft Reporting Services to take advantage of a comprehensive, server-based reporting solution that can author, manage, and deliver both paper-oriented and interactive, Web-based reports and allows access to IBM UniVerse, IBM UniData and Pick D3 data.

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

In the United States, we sell our products through established distribution channels consisting of OEMs, system integrators, specialized vertical application software developers and consulting organizations. We also sell our products directly through our sales personnel to end user organizations. Outside the United States, we maintain direct sales offices in the United Kingdom, France and Germany.  Approximately 32% and 30% of our revenue came from sales through our offices located outside the United States for the three and nine-month periods ended December 31, 2004, respectively, and approximately 30% and 27% of our revenue came from sales through our offices located outside the United States for the three and nine-month periods ended December 31, 2003, respectively.

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

We license our software on a per CPU, per-server, per-port or per-user basis. Therefore, the addition of CPU’s, servers, ports or users to existing systems increases our revenue from our installed base of licenses.  In addition to software products, we provide continuing maintenance and other services to our customers, including professional services, technical support and training to help plan, analyze, implement and maintain application software based on our products.

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

•                                          Corporate Information Technology (“IT”) Departments.

For the three and nine-month periods ended December 31, 2004 and 2003, no single customer accounted for more than 10% of our revenue.

CRITICAL ACCOUNTING POLICIES AND ESTIMATES

The discussion and analysis of our financial condition and results of operations is based on our unaudited condensed consolidated financial statements, which have been prepared in accordance with accounting principles generally accepted in the United States of America. The preparation of these financial statements requires management to make estimates and judgments that affect the reported amounts of assets, liabilities, revenue and expenses and disclosure of contingent liabilities.

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

Following the adoption of Statement of Financial Accounting Standards No. 142, “Goodwill and Other Intangible Assets” (“SFAS No. 142”), we revised our policy for assessing and determining impairment of goodwill. The SFAS No. 142 goodwill impairment model is a two-step process. The first step is used to identify potential impairment by comparing the fair value of a reporting unit with its net book value (or carrying amount), including goodwill. If the fair value exceeds the carrying amount, goodwill of the reporting unit is considered not impaired and the second step of the impairment test is unnecessary. If the carrying amount of a reporting unit exceeds its fair value, the second step of the goodwill impairment test is performed to measure the amount of impairment loss, if any. The second step of the goodwill impairment test compares the implied fair value of the reporting unit’s goodwill with the carrying amount of that goodwill. If the carrying amount of the reporting unit’s goodwill exceeds the implied fair value of that goodwill, an impairment loss is recognized in an amount equal to that excess. The implied fair value of goodwill is determined in the same manner as the amount of goodwill recognized in a business combination. That is, the fair value of the reporting unit is allocated to all of the assets and liabilities of that unit (including any unrecognized intangible assets) as if the reporting unit had been acquired in a business combination and the fair value of the reporting unit was the purchase price paid to acquire the reporting unit.

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

Results of Operations

The following table sets forth certain Condensed Consolidated Statement of Operations data in total dollars, as a percentage of total net revenues and as a percentage change from the same period in the prior year.  Cost of license revenues, cost of service revenues, gross profit and margin on license revenues and gross profit and margin on service revenues are expressed as a percentage of the related revenues. This information should be read in conjunction with the Condensed Consolidated Financial Statements included elsewhere in this Form 10-QSB.

	Three Months Ended December 31, 2004			Three Months Ended December 31, 2003		Nine Months Ended December 31, 2004			Nine Months Ended December 31, 2003
	Results	% of Net Revenues	Percent Change	Results	% of Net Revenues	Results	% of Net Revenues	Percent Change	Results	% of Net Revenues
Net revenues
Licenses	$2,667	47%	(2%)	$2,731	47%	$6,907	43%	(5%)	$7,264	44%
Services	3,053	53%	0%	3,059	53%	9,082	57%	(2%)	9,297	56%
Total net revenues	5,720	100%	(1%)	5,790	100%	15,989	100%	(3%)	16,561	100%
Cost of revenues
Cost of license revenues (as a % of license revenues)	91	3%	(9%)	100	4%	241	3%	(17%)	290	4%
Cost of service revenues (as a % of service revenues)	593	19%	14%	518	17%	1,712	19%	6%	1,622	17%
Gross profit on license revenues	2,576	97%	(2%)	2,631	96%	6,666	97%	(4%)	6,974	96%
Gross profit on service revenues	2,460	81%	(3%)	2,541	83%	7,370	81%	(4%)	7,675	83%
Operating expenses
Selling and marketing	1,552	27%	(1%)	1,570	27%	4,288	27%	(1%)	4,336	26%
Research and development	2,029	35%	13%	1,789	31%	5,503	34%	(2%)	5,606	34%
General and administrative	1,054	18%	3%	1,021	18%	2,850	18%	(3%)	2,937	18%
Stock-based compensation	8	0%	(83%)	48	1%	58	0%	(66%)	171	1%
Amortization of intangible assets	433	8%	(33%)	650	11%	1,733	11%	(11%)	1,950	12%
Total costs and expenses	5,076	88%	0%	5,078	88%	14,432	90%	(4%)	15,000	91%
Operating loss	(40)	(1%)	(1436%)	94	2%	(396)	(2%)	13%	(351)	(2%)
Other expense, net	(225)	(4%)	(24%)	(297)	(5%)	(839)	(5%)	(5%)	(887)	(5%)
Net loss	$(265)	(5%)	31%	$(203)	(4%)	$(1,235)	(8%)	0%	$(1,238)	(7%)

REVENUE

NET REVENUES. Our revenues are derived principally from two sources: fees from software licensing and fees for services, including maintenance, consulting, training and technical support.  We license our software on a per-CPU, per-server, per-port or per-user basis. Therefore, the addition of CPU’s, servers, ports or users to existing systems increases our revenue from our installed base of licenses.  We view the MDMS and RAD markets in which we operate to be relatively stable and consistent from period to period and anticipate that our revenues on an annual basis from those products will remain relatively stable for the foreseeable future. Fluctuations in revenues between quarters or year-to-year are primarily the result of the timing of orders and customer order patterns. We do not view the changes in year-to-year revenues for the three and nine-month periods ended December 31, 2004 and 2003, to be representative of immediate market trends.  However, in the longer term, we expect that the MDMS and RAD markets will eventually contract as customers adopt newer technologies and, therefore, the revenues generated from sales of our MDMS and RAD products are expected to decrease.

We have been actively developing and marketing our XDMS and PDP product lines.  Should our development efforts and the adoption of these product lines be successful, we anticipate additional revenues in future periods related to the sale of these products. However, we can give no assurances as to customer acceptance of any new products or services, or the ability of the current or any new products and services to generate revenue. While we are committed to research and development efforts that are designed to allow us to penetrate new markets and generate new sources of revenue, such efforts may not result in additional products, services or revenue.

COST OF REVENUES

COST OF LICENSE REVENUES. Cost of license revenues is comprised of direct costs associated with software license sales including software packaging, documentation, physical media costs and royalties.  We anticipate that the cost of license revenues, as a percentage of license revenues and in absolute dollars, will be relatively stable in future periods.

COST OF SERVICE REVENUES. Cost of service revenues includes primarily personnel costs related to providing consulting, technical support and training services.  We anticipate that the cost of service revenues, as a percentage of service revenues and in absolute dollars, will be relatively stable in future periods.

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

RESEARCH AND DEVELOPMENT. Research and development expense consists primarily of salaries and other personnel-related expenses for engineering personnel, including employees and contractors, in our Irvine, California and San Jose, California offices in the US, in India and in the UK. Additional costs include expensed hardware and software costs and overhead costs.  In the three-month period ended December 31, 2004, as compared to the same period in the prior year, our research and development expense increased due to the nature and timing of certain expenses as well as increases in employee and contractor headcount and related expenses.  We continue to incur costs related to the ongoing development and enhancement of all of our product lines.  We are committed to our research and development efforts and expect research and development expense will remain relatively stable in future periods or increase if we believe that additional spending is warranted. Such efforts may not result in additional new products, and any new products, including the XDMS and PDP products, may not generate sufficient revenue, if any, to offset the research and development expense.

GENERAL AND ADMINISTRATIVE. General and administrative expense consists primarily of costs associated with our finance, human resources, legal and other administrative functions. These costs consist principally of salaries and other personnel-related expenses, professional fees, depreciation and overhead costs.  We anticipate that general and administrative costs as a percentage of revenue and in absolute dollars will remain relatively stable for the remainder of the fiscal year.  However, we anticipate an increase in general and administrative expense beginning in fiscal 2006 as we initiate our efforts related to Sarbanes-Oxley section 404 internal control compliance and the associated costs for implementation, testing and auditing related to such compliance.  The extent of these costs, which may be significant, cannot be determined at this time.

STOCK-BASED COMPENSATION.  The decreases in stock-based compensation in the three and nine-month periods ended December 31, 2004, as compared to the three and nine-month periods ended December 31, 2003, are attributable primarily to cancellations of previously issued options with an exercise price below fair value on the date of grant for terminated employees, options reaching the end of their vesting periods, no new options being granted with an exercise price below fair value at the date of grant, and fewer options granted to non-employees. We do not anticipate significant changes in stock-based compensation expense in the periods prior to the adoption of SFAS No. 123R.  The future impact of the adoption of SFAS No. 123R on the Company’s consolidated financial position and results of operations cannot be determined at this time.

AMORTIZATION OF INTANGIBLE ASSETS.  We amortize our identifiable intangible assets in accordance with their determined useful life. The life of our existing intangible assets was estimated to be four years.  As of December 31, 2004, our existing intangible assets were fully amortized.

OTHER INCOME (EXPENSE). Other expense consists primarily of net interest expense and, to a much lesser extent, gains and losses on foreign currency transactions.  Due to the uncertainty in exchange rates, we may experience transaction gains or losses in future periods, the effect of which cannot be determined at this time.

LIQUIDITY AND CAPITAL RESOURCES

In connection with the acquisition of PickAx, we assumed a Secured Promissory Note issued to Astoria Capital Partners, L.P. (“Astoria”) dated November 30, 2000, in the amount of $18.5 million.  In January 2003, we entered into a Note Exchange Agreement (the “Exchange Agreement”) with Astoria to replace the existing Secured Promissory Note, as amended, with a Convertible Subordinated Note.  Under the terms of the Exchange Agreement, the Secured Promissory Note was exchanged and replaced with a Convertible Subordinated Note having a principal amount of $22.1 million, which principal amount was equal to the outstanding principal and accrued interest payable on the Secured Promissory Note as of the date of the Exchange Agreement.  The Convertible Subordinated Note is convertible into common stock at any time, at the option of Astoria, at a price of $5.00 per share. The Convertible Subordinated Note matures on May 30, 2008, extending the May 30, 2003 maturity date of the Secured Promissory Note.  Under terms of the Note, the Company was unable to redeem the Convertible Subordinated Note prior to January 30, 2005.  The interest rate of the Convertible Subordinated Note is 5% per annum as compared to an interest rate of 10% per annum under the Secured Promissory Note.  The interest is payable quarterly at our option in cash or through increases to the outstanding principal of the Convertible Subordinated Note.

On December 14, 2004, we entered into an Agreement Regarding Amended and Restated Common Stock Purchase Warrant and 5% Convertible Subordinated Note Due 2008 with Astoria whereby we could redeem, in part, the Note and the payment in kind (“PIK”) notes in advance of January 30, 2005.  On December 14, 2004, Astoria exercised its warrant in the amount of $2,670,904.  In lieu of a cash payment, we then used the proceeds of the exercise to paydown a portion of the indebtedness to Astoria.  The paydown consisted of $247,129 for accrued and unpaid interest, $1,914,165 for the PIK Notes issued to date and $509,610 as a reduction of principal of the Convertible Subordinated Note.  As of December 31, 2004 there were outstanding PIK notes to Astoria for the accrued interest due in the aggregate amount of $50,370.  For the foreseeable future, we expect to issue additional PIK notes to Astoria in lieu of cash payments for the interest due under the Convertible Subordinated Note.  If the Convertible Subordinated Note or the PIK notes are converted into common stock, our stockholders may experience substantial dilution.  Unlike the Secured Promissory Note, the Convertible Subordinated Note is not secured by our assets.

If our future financial performance improves, we may seek to take advantage of opportunities in the equity and capital markets to raise additional funds for operating needs or to pay down our debt to Astoria.  There can be no assurances that such opportunities will arise. In addition to holding the Convertible Subordinated Note, Astoria is a major stockholder of ours, holding all of our preferred stock and a majority of our outstanding common stock. Richard W. Koe, Chairman of the Board of Directors, serves as the Managing General Partner for Astoria.  Carlton H. Baab, our President and Chief Executive Officer, served as a Managing Principal of Astoria Capital Management, which is a general partner of Astoria, until taking a formal leave of absence to join us in August 2001.  Gerald F. Chew, a member of our Board of Directors, is the cousin of Mr. Koe.

At December 31, 2004, we had $9.0 million in cash. We believe that our existing cash balances combined with our cash flow from operating activities will be sufficient to meet our operating and capital expenditure requirements for the remainder of the fiscal year ending March 31, 2005 and through the foreseeable future. We are committed to research and development efforts that are intended to allow us to penetrate new markets and generate new sources of revenue and improve operating results. However, our research and development efforts have required, and will continue to require, cash outlays without the immediate or short-term receipt of related revenue. Our ability to service our long-term debt and meet our expenditure requirements is dependent upon our future financial performance, which will be affected by, among other things, prevailing economic conditions, our ability to penetrate new markets and attract new customers, market acceptance of our new and existing products and services, the success of research and development efforts and other factors beyond our control.

On February 11, 2004, we entered into a credit facility with Silicon Valley Bank which provides us with the ability to borrow up to $1.5 million at an annual interest rate of Prime plus 1.0%, provided that the annual interest rate shall never be less than 5%.  The credit facility is collateralized by our assets and expires in February 2006.  The credit facility contains financial and reporting covenants that require us to maintain certain financial ratios only when we have outstanding borrowings on the line.  There were no outstanding borrowings at December 31, 2004.

On November 9, 2004, we entered into a lease agreement with The Irvine Company whereby we leased one building in Irvine, California, comprising approximately 29,000 square feet, to replace our current headquarters facility.  The lease is expected to commence in November 2005 and has a five-year term.  If certain conditions are met, we have the option to extend the term of the lease for an additional thirty-six months.  The total basic rent over the five-year term is approximately $2.6 million, which represents a lower per square foot cost than our current property lease.  The annual basic rent during the five-year term ranges from approximately $475,000 during the first year to approximately $545,000 during the fifth year.  We expect to incur move-in costs in future periods; however, these costs are not expected to be material in the periods in which they are incurred.

We had no material commitments for capital expenditures at December 31, 2004.

Net cash provided by operating activities was $1.1 million and $0.4 million for the nine months ended December 31, 2004 and 2003, respectively.

Our earnings before interest, taxes, depreciation and amortization (EBITDA) was $0.5 million, or 8% of total net revenue, and $1.6 million, or 10% of total net revenue, for the three and nine-month periods ended December 31, 2004, and $0.9 million, or 15% of total net revenue, and $2.0 million, or 12% of total net revenue, for the three and nine-month periods ended December 31, 2003.  EBITDA is defined as net loss with an add-back for depreciation and amortization, non-cash stock-based compensation expense, interest expense and other income.  The following table reconciles EBITDA to the reported net loss:

RECONCILIATION OF EBITDA TO NET LOSS

	Three months ended December 31,		Nine months ended December 31,
In $000’s	2004	2003	2004	2003

Reported net loss	$(265)	$(203)	$(1,235)	$(1,238)
Depreciation and amortization	498	734	1,948	2,213
Stock-based compensation	8	48	58	171
Interest expense-net	292	307	900	908
Other income-net	(67)	(10)	(61)	(21)

EBITDA	$466	$876	$1,610	$2,033

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

Our EBITDA financial information is also comparable to net cash provided by operating activities.  The table below reconciles EBITDA to the GAAP disclosure of net cash provided by operating activities:

RECONCILIATION OF EBITDA TO NET CASH PROVIDED BY OPERATING ACTIVITIES

	Nine months ended December 31,
In $000’s	2004	2003

Net cash provided by operating activities	$1,098	$446

Interest expense-net	900	908
Other income-net	(61)	(21)
Change in accounts receivable	336	(164)
Change in other assets	194	234
Change in accounts payable and accrued liabilities	(895)	85
Change in deferred revenue	100	607
Note payable discount amortization	(62)	(62)

EBITDA	$1,610	$2,033

RISK FACTORS

We operate in a rapidly changing environment that involves numerous risks and uncertainties. The following section lists some, but not all, of these risks and uncertainties that may have a material adverse effect on our business, financial condition or results of operation.

IF WE DO NOT DEVELOP NEW PRODUCTS AND ENHANCE EXISTING PRODUCTS TO KEEP PACE WITH RAPIDLY CHANGING TECHNOLOGY AND INDUSTRY STANDARDS, OUR REVENUE MAY DECLINE.

We have devoted significant resources to the research and development of products and technology. We believe that our future success will depend in large part on a strong research and development effort with respect to both our existing and new products. Beginning in 2001, we began an extensive effort to leverage our time-proven Pick UDM and core intellectual property to create an enterprise class XML database management system for the emerging XML market. This significant investment of time and resources resulted in the TigerLogic XDMS product line. We have also introduced the PDP product line, which is designed to support the Microsoft.NET Framework and Microsoft Reporting Services.  While we intend for these efforts to improve our future operating results and increase cash flow, such efforts may not result in new products or revenue, and any new products that do result may not be successful. The development of new or enhanced software products is a complex and uncertain process requiring high levels of innovation, as well as accurate anticipation of customer and technical trends. In developing new products and services, we may fail to develop and market products that respond to technological changes or evolving industry standards in a timely or cost-effective manner, or experience difficulties that could delay or prevent the successful development, introduction and marketing of these new products. The development and introduction of new or enhanced products also requires us to manage the transition from older products in order to minimize disruptions in customer ordering patterns and to ensure that adequate supplies of new products can be delivered to meet customer demand. Failure to develop and introduce new products, or enhancements to existing products, in a timely manner in response to changing market conditions or customer requirements, or lack of customer acceptance of our products, will materially and adversely affect our business, results of operations and financial condition.

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

We currently face competition from a number of sources, including several large vendors that develop and market databases, development tools, and decision support products and consulting services. Our MDMS products compete with products developed by companies such as Oracle, Microsoft and IBM. Our Omnis line of RAD developer products currently encounters competition from several direct competitors, including Microsoft and competing development environments such as JAVA.  Competition is developing and evolving in the XML market for which our XDMS products are intended.  Companies who do or are expected to compete in this market include Oracle, IBM and Microsoft, as well as a number of smaller companies with products that directly and indirectly compete with our XDMS products. Our new initiatives in the .NET area are subject to significant competition, primarily from Microsoft and Oracle. Additionally, as we expand our business, we expect to compete with a different group of companies, including smaller, highly focused companies offering single products.

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

We believe that the markets for our MDMS and RAD products are relatively stable and consistent from period to period. As a result, to maintain or grow our revenue in these markets, we will need to maintain our sales to existing customers and to generate sales to new customers, including corporate development teams, commercial application developers, system integrators, independent software vendors and independent consultants. If we fail to attract new customers, if we lose our customers to competitors, or if the MDMS or RAD markets decline, our revenue may be adversely affected. In the longer term, it is expected that the MDMS and RAD markets will eventually contract as customers adopt newer technologies.

IF WE ARE UNABLE TO SUCCESSFULLY RECRUIT AN ADDITIONAL INDEPENDENT DIRECTOR TO SERVE ON THE BOARD OF DIRECTORS AND AS A MEMBER OF THE AUDIT COMMITTEE WITHIN THE ALLOWED CURE PERIOD, OUR STOCK MAY BE DE-LISTED.

On December 16, 2004, we notified Nasdaq that, due to the resignation of Geoffrey P. Wagner from our Board of Directors on December 15, 2004, we were no longer in compliance with Nasdaq Marketplace Rule 4350(d)(2)(A) because our Audit Committee consists of only two independent directors. We informed Nasdaq that our Board of Directors is in the process of beginning its search for a replacement independent director to serve on the Board of Directors and Audit Committee. We are relying on Nasdaq Marketplace Rule 4350(d)(4)(B) which provides that if an issuer fails to comply with Rule 4350(d)(2)(A) due to one vacancy on the audit committee, it will have a cure period until the earlier of the next annual shareholders meeting or one year from the occurrence of the event that caused the failure to comply with the requirement.

On December 20, 2004, we received notice from Nasdaq that we are not in compliance with the audit committee requirements of Nasdaq Marketplace Rule 4350, as described above, and we will be provided a cure period until the earlier of our next shareholders’ meeting or December 15, 2005.  Failure to correct the deficiency within the allowed time frame may result in Nasdaq de-listing our stock or taking other corrective actions.

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

THE CONCENTRATION OF OUR STOCK OWNERSHIP AND THE DEBT OWED TO ASTORIA GIVE CERTAIN STOCKHOLDERS SIGNIFICANT CONTROL OVER OUR BUSINESS.

As of December 31, 2004, Astoria beneficially owned approximately 65% of our outstanding common stock. As of such date, Astoria also owned all of our outstanding preferred stock. In addition, as of December 31, 2004, the Convertible Subordinated Note issued to Astoria had a balance of approximately $21.4 million in principal and accrued interest maturing on May 30, 2008.  Richard W. Koe, Chairman of the Board of Directors, serves as the Managing General Partner for Astoria Capital Management, which is a general partner of Astoria.  Carlton H. Baab, our President and Chief Executive Officer, served as a Managing Principal of Astoria Capital Management until taking a formal leave of absence to join us in August 2001. This concentration of stock ownership, together with the outstanding debt, would allow Astoria, acting alone, to block any actions that require approval of our stockholders, including the election of members to the Board of Directors and the approval of significant corporate transactions. Moreover, this concentration of ownership may delay or prevent a change in control.

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

•              software defects and other product quality problems; and

•              personnel changes.

We operate without a significant backlog of orders. As a result, the quarterly sales and operating results in any given quarter are dependent, in large part, upon the volume and timing of orders booked and products shipped during that quarter. Accordingly, we may be unable to adjust spending in a timely manner to compensate for any unanticipated decrease in orders, sales or shipments. Therefore, any decline in demand for our products and services, in relation to the forecast for any given quarter, could materially and negatively impact the results of our operations. As a result, our quarterly operating results may fluctuate, which may cause our stock price to be volatile. In addition, we believe that period-to-period comparisons of our operating results should not be relied upon as indications of future performance.

THE SUCCESS OF OUR BUSINESS DEPENDS IN PART UPON OUR ABILITY TO RECRUIT AND RETAIN KEY PERSONNEL AND MANAGEMENT.

The majority of our executive officers joined us subsequent to the acquisition of PickAx, including our President and Chief Executive Officer, Carlton Baab, who joined us in August 2001. Additional changes in management have occurred following Mr. Baab’s appointment, including the hiring of Brian Bezdek, Chief Financial Officer and Soheil Raissi, Vice President, Product Development and Professional Services.  The loss of one or more of these or other executives could adversely affect our business. In addition, we believe that our future success will depend to a significant extent on our ability to recruit, hire and retain highly skilled management and employees with experience in engineering, product management, business development, sales, marketing and customer service. Competition for such personnel in the software industry can be intense, and there can be no assurance that we will be successful in attracting and retaining such personnel. If we are unable to do so, we may experience inadequate levels of staffing to develop and license our products and perform services for our customers, which could adversely affect our business.

THE INABILITY TO PROTECT OUR INTELLECTUAL PROPERTY COULD HARM OUR ABILITY TO COMPETE.

Our ability to compete successfully will depend, in part, on our ability to protect our proprietary technology and operations without infringing upon the rights of others. We may fail to do so. In addition, the laws of certain countries in which our products are, or may be, licensed may not protect our proprietary rights to the same extent as the laws of the United States. We rely primarily on a combination of trade secret, copyright and trademark laws and contractual provisions to protect our intellectual property and proprietary rights. Our trademarks include Raining Data, Pick, D3, Omnis, Omnis Studio, mvEnterprise, mvBase, mvDesigner and TigerLogic, among others.  We also have a pending U.S. patent application as of December 31, 2004.  In addition to trademark and copyright protections, we license our products to end users on a “right to use” basis pursuant to a perpetual license agreement that restricts use of products to a specified number of users. We generally rely on “click-wrap” licenses that become effective when a customer downloads and installs software on its system. In order to retain exclusive ownership rights to our software and technology, we generally provide our software in object code only, with contractual restrictions on copying, disclosure and transferability. There can be no assurance that these protections will be adequate, or that our competitors will not independently develop technologies that are substantially equivalent or superior to our technology.

OUR PRODUCTS MAY CONTAIN SOFTWARE DEFECTS WHICH COULD HARM OUR BUSINESS.

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

As of December 31, 2004, we had 19,615,190 outstanding shares of common stock, of which approximately 10,700,000 shares were restricted securities held by Astoria and other holders. Restricted securities may be sold in the public market only if they are registered or if they qualify for an exemption from registration promulgated under the Securities Act of 1933, as amended. At present, all of our outstanding restricted securities are either entitled to registration rights or eligible for public sale under Rule 144, subject to volume limitations and other requirements of Rule 144.  If Astoria or other holders decide to exercise their demand registration rights, we would incur costs and expenses associated with the registration of securities.

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

OUR PRODUCTS HAVE A LONG SALES CYCLE WHICH COULD RESULT IN DELAYS IN THE RECEIPT OF REVENUE.

The sales cycle for our MDMS and RAD products typically ranges from three to nine months or longer and the sales cycle for our XDMS and PDP products is anticipated to be significantly longer since these markets are emerging and the products are still in the process of being adopted by the marketplace.  Our products are typically used by application developers, system integrators and value added resellers to develop applications that are critical to their corporate end user’s business. Because the purchases of our products are often part of an end user’s larger business process, re-engineering initiative, or implementation of client/server or web-based computing, the end users frequently view the purchase of our products as part of a long-term strategic decision regarding the management of their workforce-related operations and expenditures. Thus, this sometimes results in end users taking a significant period of time to assess alternative solutions by competitors or to defer a purchase decision as a result of an unrelated strategic issue beyond our control.  As a result, a significant period of time may elapse between our research and development efforts and recognition of revenue, if any.

OUR GLOBAL OPERATIONS EXPOSE US TO ADDITIONAL RISKS AND CHALLENGES ASSOCIATED WITH CONDUCTING BUSINESS INTERNATIONALLY.

We operate on a global basis with offices or distributors in Europe, Africa, Asia, Latin America, South America, Australia and North America and development efforts in North America, India and Europe. Approximately 32% and 30% of our revenue for the three and nine-month periods ended December 31, 2004, respectively, was generated from our international offices. We face several risks inherent in conducting business internationally, including but not limited to the following:

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

•              seasonal business activities in certain parts of the world; and

•              trade policies.

Any of these factors could harm our international operations and, consequently, affect the international growth or maintenance of our business. These factors or any combination of these factors may adversely affect our revenue or our overall financial performance.

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

PART II. OTHER INFORMATION

ITEM 1.  LEGAL PROCEEDINGS

We are subject from time to time to claims and suits arising in the ordinary course of business.  As of December 31, 2004, we were not a party to any material litigation, claim or suit.

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

At the 2004 Annual Meeting of the Company’s Stockholders held on December 15, 2004 (the “Meeting”), two proposals were submitted. No other proposals were put before the meeting. The proposals and voting results were as follows:

1.             To elect Carlton H. Baab and Gerald F. Chew as the two Class III directors to serve until the 2007 Annual Meeting of the Stockholders or until their successors are duly elected and qualified:

Carlton H. Baab	FOR: 16,791,106	WITHHELD: 65,205

Gerald F. Chew	FOR: 16,790,909	WITHHELD: 65,405

2.             To ratify the appointment of KPMG LLP as the independent auditors of the Company for the fiscal year ending March 31, 2005:

FOR: 16,852,171    WITHHELD: 2,353    ABSTAIN: 1,790

All nominees were elected to the Board and the appointment of KPMG LLP was ratified.

ITEM 6.  EXHIBITS

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

Date: February 9, 2005	RAINING DATA CORPORATION

/s/ Brian C. Bezdek

Brian C. Bezdek
Chief Financial Officer and Duly Authorized Officer

EXHIBIT INDEX

31.1	Certification of Chief Executive Officer
31.2	Certification of Chief Financial Officer
32.1	Certification of Chief Executive Officer and Chief Financial Officer Pursuant to 18 U.S.C. 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.