Form 10KSB
period 2005-03-31
RAINING DATA CORP
filed 2005-06-28
CIK 820738

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-KSB

(Mark one)
☒	ANNUAL REPORT PURSUANT TO SECTION 13 or 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended March 31, 2005
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
Common Stock, $0.10 par value

Check whether the issuer (1) filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☒  No ☐

Check if disclosure of delinquent filers in response to Item 405 of Regulation S-B is not contained in this form, and no disclosure will be contained, to the best of Registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-KSB or any amendment to this Form 10-KSB. ☒

The Registrant’s revenues for the fiscal year ended March 31, 2005 were $21.5 million.

The aggregate market value of the voting and non-voting common equity held by non-affiliates of the Registrant was $16,324,569 on May 31, 2005 based on the closing sale price of such stock on that date.

As of May 31, 2005, the Registrant had 19,776,006 shares of its common stock outstanding.

DOCUMENTS INCORPORATED BY REFERENCE

None.

Transitional Small Business Disclosure Format (check one): Yes ☐ No ☒

RAINING DATA CORPORATION

FISCAL YEAR 2005 FORM 10-KSB ANNUAL REPORT

i

PART I

IMPORTANT NOTE ABOUT FORWARD-LOOKING STATEMENTS   This Form 10-KSB contains forward-looking statements within the meaning of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended (the “Exchange Act”). These statements may generally be identified by the use of such words as “expect,” “anticipate,” “believe,” “intend,” “plan,” “will,” or “shall,” or the negative of those terms. We have based these forward-looking statements on our current expectations and projections about future events. Forward-looking statements involve certain risks and uncertainties and actual results may differ materially from those discussed in any such statement. Factors that could cause actual results to differ materially from such forward-looking statements include the risks described under the heading “Risk Factors” in Part II, Item 6 of this Form 10-KSB and elsewhere in this Form 10-KSB. The forward-looking statements contained in this Form 10-KSB include, but are not limited to statements about the following: (1) our future success, (2) our research and development efforts, (3) our future operating results and cash flow, (4) our competitive ability and position, (5) the markets in which we operate, (6) our revenue, (7) cost of license revenue and cost of service revenue, (8) our selling and marketing costs, (9) our general and administrative costs, (10) stock-based compensation expense, (11) the possibility that we may seek to take advantage of opportunities in the equity and capital markets and (12) our belief that our existing cash balances combined with our cash flow from operating activities will be sufficient to meet our operating and capital expenditure requirements for the remainder of the fiscal year ending March 31, 2006 and through the foreseeable future. All forward-looking statements in this document are made as of the date hereof, based on information available to us as of the date hereof, and we assume no obligation to update any forward-looking statement.

ITEM 1.                Description of Business

Overview

We were incorporated in the State of Delaware in August 1987. We were originally incorporated as Blyth Holdings, Inc. and our name was changed to Omnis Technology Corporation in September 1997. Effective December 1, 2000, we completed the acquisition of PickAx, Inc., a Delaware corporation (“PickAx”). Concurrent with the acquisition, we changed our name to Raining Data Corporation.

Products

Our principal business is the design, development, sale and support of software infrastructure. Our products allow customers to create and enhance flexible software applications for their own needs and our software may be categorized into four product lines: XML data management systems (“XDMS”), Multi-dimensional database management systems (“MDMS”), Microsoft .NET integration software based on our Pick Data Provider (“PDP”) for .NET products and Rapid Application Development (“RAD”) software tools.

Many of our products are based on the Pick Universal Data Model (“Pick UDM”), which we created, and are capable of handling data from many sources. The Pick UDM is a core component across the MDMS, XDMS and PDP product lines.

Beginning in 2001, we began an extensive effort to leverage our time-proven Pick UDM and core intellectual property to create an enterprise class XML database management system for the emerging XML market and the growing need for native XML data stores and the ability to handle structured and unstructured data. This significant investment of time and resources resulted in the TigerLogic XDMS product line. We are focused on the continued development and enhancement of this product line, identification of new and emerging application areas and discussions with channel partners for the sale and distribution of the TigerLogic product line.

TigerLogic XDMS

TigerLogic XML Data Management Server provides high-performance management and query of XML data by leveraging the time-proven Pick UDM. TigerLogic also enables the ability to query external data sources as if they were one logical database and maintains referential integrity across data sources. TigerLogic’s patent-pending XML Indexing and Profiling technology enables it to access XML data via XQuery between 10x to 150x faster in internal tests than relational databases, XML repositories or XML Index and Search engines. TigerLogic provides XML, Java, WSDL and SOAP compatibility for simplified plug-in and integration with development environments of choice.

TigerLogic provides an extensible and flexible development and deployment environment. Unlike other XML data management alternatives, TigerLogic XDMS does not need to know the schema or structure of data before being able to process and store it. We believe the ability to make XML schemas optional is a vital innovation because the structures of operational systems frequently change and mapping schemas for the purpose of linking to a new data source is both difficult and time-consuming. The system also enables support for schema versioning, which is critical when addressing ever changing and evolving standards and XML schemas. The General Availability Release of TigerLogic XDMS version 2.1, which included many feature enhancements and the full implementation of our XQuery engine, was released in May 2005.

Multidimensional Databases (MDMS)

The MDMS product line consists principally of the D3 Data Base Management System (“D3”), which runs on many operating systems such as IBM AIX, Linux and Windows NT. D3 allows application programmers to create new business solution software in less time than it normally takes in many other environments. This can translate into lower costs for the developer, lower software prices for the customer and reduced costs of ownership for both the developer and end user. Our MDMS products also include mvEnterprise, a scalable multi-dimensional database solution that allows the user to leverage the capabilities of the UNIX operating system, and mvBase, a multi-dimensional database solution that runs on all Windows platforms.

.NET Integration Software—PDP

Our PDP product line includes the Pick Data Provider for .Net and our Pick Reporting Services Connector. The PDP component for the Microsoft .NET Framework is tightly integrated with Microsoft Visual Studio .NET. It allows software developers using IBM’s Universe and Unidata databases and our D3 database platform to build client/server applications, Web applications or Web services using any of the languages and technologies that run on the Microsoft .NET Framework, such as Microsoft ASP.NET, Visual Basic .NET, Visual C# .NET and Visual J# .NET. Announced in February 2005 and released in May 2005, our Pick Reporting Services Connector enables a data connection that allows Pick database users to unlock the benefits of Microsoft Reporting Services to take advantage of a comprehensive, server-based reporting solution that can author, manage, and deliver both paper-oriented and interactive, Web-based reports. This solution also allows access to IBM UniVerse, IBM UniData and Pick D3 data.

Rapid Application Development (RAD) Tools

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

Sales and Distribution

In the United States, we sell our products through established distribution channels consisting of OEMs, system integrators, specialized vertical application software developers and consulting organizations. We also sell our products directly through our sales personnel to end user organizations. Outside the United States, we maintain direct sales offices in the United Kingdom, France and Germany. Approximately 31% of our revenue came from sales through our offices located outside the United States for the year ended March 31, 2005.

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

•       Corporate Information Technology (“IT”) Departments.

For the three years ended March 31, 2005, 2004 and 2003, no single customer accounted for more than 10% of our revenue.

Research and Development

We have devoted significant resources to the research and development of our products and technology. We believe that our future success will depend largely on a strong development effort with respect to both our existing and new products. These development efforts have resulted in updates and upgrades to existing MDMS and RAD products and the launch of new products including the XDMS and PDP product lines. New product releases in all of our product lines are currently in progress. We expect to continue our research and development efforts in all product lines for the foreseeable future. We intend for these efforts to improve our future operating results and increase cash flow. However, such efforts may not result in additional new products or revenue, and we can make no assurances that the recently announced products or future products will be successful. We spent $7.4 million and $7.6 million on research and development in fiscal years 2005 and 2004, respectively.

Competition

The application development tools software market is rapidly changing and intensely competitive. Our MDMS products compete with products developed by companies such as Oracle, Microsoft and IBM. Our RAD products currently encounter competition from several direct competitors, including Microsoft Corporation, and competing development environments, including JAVA. Competition is developing and evolving in the XML market for which our XDMS products are intended. Companies that do or are expected to compete in this market include Oracle, IBM, Microsoft and Sybase, as well as a number of smaller companies with products that directly and indirectly compete with our XDMS products. Our PDP products compete primarily with products developed by Microsoft and Oracle. Most of our competitors have significantly more financial, technical, marketing and other resources than we do. As a result, these competitors may be able to respond more quickly to new or emerging technologies, evolving markets and changes in customer requirements, and may devote greater resources to the development, promotion and sale of their products.

We believe that our ability to compete in the various MDMS, RAD, XDMS and PDP markets depends on factors both within and outside our control, including the timing of release, performance and price of new products developed by both us and our competitors. Although we believe that we currently compete favorably with respect to most of these factors, we may not be able to maintain our competitive position against current and potential competitors, especially those with greater resources.

Intellectual Property and Other Proprietary Rights

We rely primarily on a combination of trade secret, copyright and trademark laws and contractual provisions to protect our intellectual property and proprietary rights. Our trademarks include Raining Data, Pick, TigerLogic, D3, Omnis, Omnis Studio, mvEnterprise, mvBase, and mvDesigner, among others. We also have one pending U.S. patent application as of March 31, 2005.

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

Backlog

We generally ship software products as orders are received and have historically operated with little backlog. As a result, our license revenue in any given quarter is dependent upon orders received and product shipped during the quarter. Historically, there has been a short cycle between receipt of an order and shipment. Consequently, we do not believe that our backlog as of any particular date is meaningful.

Employees

At March 31, 2005, we had 143 employees worldwide of which 107 were in the United States and 36 were in our international offices. Of the 143 employees, 141 are full-time and approximately 50% are in research and development, 15% in technical support, 20% in sales and marketing and 15% in general and administrative functions.

Executive Officers

The following sets forth certain information regarding our executive officers as of March 31, 2005:

Name	Age	Position(s)
Carlton H. Baab	47	President, Chief Executive Officer and Director
Brian C. Bezdek	34	Chief Financial Officer and Secretary
Mario I. Barrenechea	44	Senior Vice President, Worldwide Sales and Marketing
Mark Allen	60	Vice President, Worldwide Customer Support & Training
Gwyneth M. Gibbs	61	Vice President, European Operations
Soheil Raissi	49	Vice President, Product Development & Professional Services

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

In November 2004, we entered into an agreement to lease approximately 29,000 square feet of office space in Irvine, California. The lease is expected to commence in November 2005 and has a five year term and provides for a base monthly rent of approximately $44,000. The facility will accommodate our engineering, technical support, sales, marketing and general administration personnel.

We own a building consisting of approximately 5,900 total square feet located on approximately six acres of land in Suffolk, England. The facility houses engineers, marketing, and technical support.

We currently lease approximately 5,000 square feet of office space in San Jose, California which houses engineering, business development, marketing and corporate personnel. The lease expires in May 2006.

We also lease a sales and support office in each of the UK, France and Germany.

We believe that our facilities are suitable and adequate for our current needs.

ITEM 3.                Legal Proceedings

We are subject from time to time to litigation, claims and suits arising in the ordinary course of business. As of March 31, 2005, we were not a party to any material litigation, claim or suit.

ITEM 4.                Submission of Matters to a Vote of Security Holders

No matters were submitted to a vote of our stockholders during the fourth quarter of the fiscal year ended March 31, 2005.

PART II

ITEM 5.                Market for Common Equity and Related Stockholder Matters

Market Information

Our common stock is traded on the Nasdaq SmallCap Market under the symbol “RDTA.”

The following table sets forth the high and low closing prices for our common stock for the periods indicated, as reported by Nasdaq:

	High	Low
Fiscal Year 2004
First Quarter	$4.13	$1.45
Second Quarter	$4.01	$2.62
Third Quarter	$3.70	$2.53
Fourth Quarter	$4.81	$3.07

	High	Low
Fiscal Year 2005
First Quarter	$3.40	$2.52
Second Quarter	$2.90	$2.13
Third Quarter	$3.26	$2.09
Fourth Quarter	$3.38	$2.49

On March 31, 2005, the closing price for our common stock on the Nasdaq SmallCap Market was $2.73 and there were approximately 143 holders of record of our common stock.

Dividends

We have never declared or paid dividends on our common stock. We intend to retain earnings, if any, for the operation and expansion of our business, and therefore do not anticipate paying any cash dividends in the foreseeable future. The terms of the Loan and Security Agreement that we entered into with Silicon Valley Bank, dated February 11, 2004, prohibit the payment of dividends (except in specified circumstances) without Silicon Valley Bank’s prior written consent, which will not be unreasonably withheld.

ITEM 6.                Management’s Discussion and Analysis

The section entitled “Management’s Discussion and Analysis” set forth below contains forward-looking statements within the meaning of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Exchange Act. When used herein, the words “anticipates,” “believes,” “continue,” “could,” “estimates,” “expects,” “intends,” “may,” “plans,” “seeks,” “should,” “will” or the negative of these terms or similar expressions are generally intended to identify forward-looking statements. Forward-looking statements involve certain risks and uncertainties, and actual results may differ materially from those discussed in any such statement. Factors that could cause actual results to differ materially from such forward-looking statements include the risks described in the “Risk Factor” section and elsewhere in this Form 10-KSB. All forward-looking statements in this document are made as of the date hereof, based on information available to us as of the date hereof, and we assume no obligation to update any forward-looking statement.

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

Determining the fair value of a reporting unit under the first step of the goodwill impairment test and determining the fair value of individual assets and liabilities of a reporting unit (including unrecognized intangible assets) under the second step of the goodwill impairment test is judgmental in nature and often involves the use of significant estimates and assumptions. These estimates and assumptions could have a significant impact on whether or not an impairment charge is recognized and the magnitude of any such charge. Estimates of fair value are based on our stock price as reported by Nasdaq.

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

	Twelve Months Ended March 31, 2005			Twelve Months Ended March 31, 2004			Twelve Months Ended March 31, 2003
	Results	% of Net Revenues	Percent Change	Results	% of Net Revenues	Percent Change	Results	% of Net Revenues
Net revenues
Licenses	$9,362	44%	(5)%	$9,819	44%	(1)%	$9,932	47%
Services	12,121	56%	(3)%	12.478	56%	13%	11,074	53%
Total net revenues	21,483	100%	(4)%	22.297	100%	6%	21,006	100%
Cost of revenues
Cost of license revenues (as a % of license revenues)	413	4%	8%	383	4%	9%	351	4%
Cost of service revenues (as a % of service revenues)	2,333	19%	6%	2,206	18%	5%	2,103	19%
Gross margin on license revenues	8,949	96%	(5)%	9,436	96%	(2)%	9,581	96%
Gross margin on service revenues	9,788	81%	(5)%	10,272	82%	15%	8,971	81%
Operating expenses
Selling and marketing	5,570	26%	(3)%	5,727	26%	24%	4,628	22%
Research and development	7,422	35%	(2)%	7,553	34%	16%	6,534	31%
General and administrative	3,740	17%	(1)%	3,770	17%	(16)%	4,466	21%
Stock-based compensation	66	0%	(73)%	246	1%	(30)%	351	2%
Amortization of goodwill and intangible assets	1,733	8%	(33)%	2,600	12%	0%	2,600	12%
Total operating expenses	18,531	86%	(7)%	19,896	89%	7%	18,579	88%
Operating income (loss)	206	1%	210%	(188)	(1)%	596%	(27)	(0)%
Other income (expense), net	(1,127)	(5)%	(6)%	(1,196)	(5)%	(64)%	(3,362)	(16)%
Loss before income taxes	(921)	(4)%	(33)%	(1,384)	(6)%	(59)%	(3,389)	(16)%
Provision (benefit) for income taxes	—	0%	(100)%	(31)	0%	203%	30	0%
Net loss	$(921)	(4)%	(32)%	$(1,353)	(6)%	(60)%	$(3,419)	(16)%

Revenue

Net Revenue.   Our revenue is derived principally from two sources: fees from software licensing and fees for services, including maintenance, consulting, training and technical support. We license our software on a per-CPU, per-server, per-port or per-user basis. Therefore, the addition of CPU’s, servers, ports or users to existing systems increases our revenue from our installed base of licenses. We view the MDMS and RAD markets in which we operate to be relatively stable and consistent from period to period and anticipate that our revenue on an annual basis from those products will remain stable for the foreseeable future. Fluctuations in revenue between quarters or year-to-year are primarily the result of the timing of orders and customer order patterns. We do not view the changes in year-to-year revenues for the years ended March 31, 2005, 2004 and 2003 to be representative of immediate market trends. However, in the longer term, we expect that the MDMS and RAD markets will eventually contract as customers adopt newer technologies and, therefore, the revenue generated from sales of our MDMS and RAD products is expected to decrease.

We have been actively developing and marketing our XDMS and PDP product lines. Should our development efforts and the adoption of these product lines be successful, we anticipate additional revenues in future periods related to the sale of these products. However, we can give no assurances as to customer acceptance of any new products or services, or the ability of the current or any new products and services to generate revenue. While we are committed to research and development efforts that are intended to allow us to penetrate new markets and generate new sources of revenue, such efforts may not result in additional products, services or revenue. There have been no sales of the XDMS products and to date, PDP product revenues have not been material.

Cost of Revenue

Cost of License Revenue.   Cost of license revenue is comprised of direct costs associated with software license sales including software packaging, documentation, physical media costs and royalties. Cost of license revenue remained relatively consistent in fiscal 2005 as compared to fiscal 2004 and in fiscal 2004 as compared to fiscal 2003. We anticipate that the cost of license revenue, as a percentage of license revenue and in absolute dollars, will be relatively stable in future periods.

Cost of Service Revenue.   Cost of service revenue includes primarily personnel costs relating to providing consulting, technical support and training services.  Cost of service revenue remained relatively consistent in fiscal 2005 as compared to fiscal 2004 and in fiscal 2004 as compared to fiscal 2003. We anticipate that the cost of service revenue, as a percentage of service revenue and in absolute dollars, will be relatively stable in future periods.

Operating Expenses

Selling and Marketing.   Selling and marketing expense consists primarily of salaries, benefits, advertising, tradeshows, travel and overhead costs for our sales and marketing personnel. Selling and marketing expense remained relatively consistent in fiscal 2005 as compared to fiscal 2004. The increase in selling and marketing expense in fiscal 2004 as compared to fiscal 2003 was primarily due to increased marketing efforts including trade show costs, marketing research and an increase in staffing and travel related expenses in connection with the release of the XDMS and PDP products. We anticipate that selling and marketing costs related to XDMS products may increase as we further develop the sales channel for these products and if customer acceptance of these products increases. In addition, if our continued research and development efforts are successful, including with respect to our XDMS products, and new products or services are created, we may incur increased sales and marketing expense to promote those new products in future periods.

Research and Development.   Research and development expense consists primarily of salaries and other personnel-related expenses and overhead costs for engineering personnel, including employees in the US and the UK and contractors in the US and India. In fiscal 2005 and 2004, spending related to our development efforts increased because our new products reached production release and we refined and added certain features and functionality to these products. The majority of these costs have been personnel related as we have hired employees and contractors in association with the ongoing development and enhancement of our product lines. We are committed to our research and development efforts and expect research and development expense will remain at the current level in future periods or increase if we believe that additional spending is warranted. Such efforts may not result in additional new products and any new products, including the XDMS products, may not generate sufficient revenue, if any, to offset the research and development expense.

General and Administrative.   General and administrative expense consists primarily of costs associated with our finance, human resources, legal and other administrative functions. These costs consist principally of salaries and other personnel-related expenses, professional fees, depreciation and overhead costs. General and administrative spending remained relatively consistent in fiscal 2005 as compared to fiscal 2004. The decrease in general and administrative spending in fiscal 2004 as compared to fiscal 2003 was a result of continued cost controls resulting in reduced legal and personnel related expenses. We anticipate that general and administrative costs as a percentage of revenue and in absolute dollars will remain relatively stable during fiscal 2006.

Stock-based Compensation.   The decreases in stock-based compensation in fiscal 2005 and fiscal 2004 is attributable primarily to cancellations of previously issued options with an exercise price below fair value on date of grant for terminated employees, options reaching the end of their vesting periods, no new options being granted with an exercise price below fair value at the date of grant, and fewer options granted to non-employees. We do not anticipate significant changes in stock-based compensation expense in future periods prior to the adoption of SFAS 123R. The future impact of the adoption of  SFAS 123R on the Company’s consolidated financial position and results of operations cannot be determined at this time.

Goodwill and Amortization of Intangible Assets.   We amortize our identifiable intangible assets in accordance with their determined useful life. The life of our existing intangible assets was estimated to be four years. As of March 31, 2005, our existing intangible assets were fully amortized.

Other Income (Expense).   Other expense consists primarily of net interest expense and, to a much lesser extent, gains and losses on foreign currency transactions. Other expense remained relatively consistent during fiscal 2005 as compared to fiscal 2004. The decrease in fiscal 2004 is primarily the result of the reduction of the interest rate as a result of the restructuring of our debt in January 2003. Due to the uncertainty in exchange rates, we may experience transaction gains or losses in future periods, the effect of which cannot be determined at this time.

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

On December 14, 2004, we entered into an Agreement Regarding Amended and Restated Common Stock Purchase Warrant and 5% Convertible Subordinated Note Due 2008 with Astoria whereby we could redeem, in part, the Note and the payment in kind (“PIK”) notes in advance of January 30, 2005. On December 14, 2004, Astoria exercised its warrant in the amount of $2,670,904. In lieu of a cash payment, we used the proceeds of the exercise to paydown a portion of the indebtedness to Astoria. The paydown consisted of $247,129 for accrued and unpaid interest, $1,914,165 for the PIK Notes issued to date and $509,610 as a reduction of principal of the Convertible Subordinated Note. As of March 31, 2005 there were outstanding PIK notes to Astoria for the accrued interest due in the aggregate amount of $267,305. For the foreseeable future, we expect to issue additional PIK notes to Astoria in lieu of cash payments for the interest due under the Convertible Subordinated Note. If the Convertible Subordinated Note or the

PIK notes are converted into common stock, our stockholders may experience substantial dilution. Unlike the Secured Promissory Note, the Convertible Subordinated Note is not secured by our assets.

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

At March 31, 2005, we had $10.6 million in cash. We believe that our existing cash balances combined with our cash flow from operating activities will be sufficient to meet our operating and capital expenditure requirements for the remainder of the fiscal year ending March 31, 2006 and through the foreseeable future. We are committed to research and development efforts that are intended to allow us to penetrate new markets and generate new sources of revenue and improve operating results. However, our research and development efforts have required, and will continue to require, cash outlays without the immediate or short-term receipt of related revenue. Our ability to service our long-term debt and meet our expenditure requirements is dependent upon our future financial performance, which will be affected by, among other things, prevailing economic conditions, our ability to penetrate new markets and attract new customers, market acceptance of our new and existing products and services, the success of research and development efforts and other factors beyond our control.

On February 11, 2004, we entered into a credit facility with Silicon Valley Bank which provides us with the ability to borrow up to $1.5 million at an annual interest rate of Prime plus 1.0%, provided that the annual interest rate shall never be less than 5%. The credit facility is collateralized by our assets and expires in February 2006. The credit facility contains financial and reporting covenants that require us to maintain certain financial ratios only when we have outstanding borrowings on the line. There were no outstanding borrowings at March 31, 2005. Upon expiration of the term of this facility we will assess our credit and liquidity needs in relation to market factors. However, we believe that the facility is not required for liquidity purposes or to meet our cash flow needs.

On November 9, 2004, we entered into a lease agreement with The Irvine Company whereby we leased one building in Irvine, California, comprising approximately 29,000 square feet, to replace our current headquarters facility. The lease is expected to commence in November 2005 and has a five-year term. If certain conditions are met, we have the option to extend the term of the lease for an additional thirty-six months. The total basic rent over the five-year term is approximately $2.6 million, which represents a lower per square foot cost than our current property lease. The annual basic rent during the five-year term ranges from approximately $475,000 during the first year to approximately $545,000 during the fifth year. The rent expense will be recorded on a straight line basis over the lease term commencing once we have physical rights to the property. We expect to incur move-in costs in future periods; however, these costs are not expected to be material in the periods in which they are incurred.

We had no material commitments for capital expenditures at March 31, 2005.

Net cash provided by operating activities was $2.8 million and $2.3 million for the years ended March 31, 2005 and 2004, respectively.

Our earnings before interest, taxes, depreciation and amortization (EBITDA) were $2.3 million, or 11% of total net revenue, $3.0 million, or 13% of total net revenue and $3.2 million, or 15% of total net revenue, for the years ended March 31, 2005 and 2004, respectively. The reduction in EBITDA was a result of the reduction in revenues. EBITDA is defined as net loss with an add-back for depreciation and amortization, non-cash stock-based compensation expense, interest expense, other income and income taxes. The following table reconciles EBITDA to the reported net loss:

RAINING DATA CORPORATION AND SUBSIDIARIES
RECONCILIATION OF EBITDA TO NET LOSS
(In thousands)

	For the year ended
	March 31,
In $000’s	2005	2004	2003
Reported net loss	$(921)	$(1,353)	$(3,419)
Depreciation and amortization	2,021	2,935	2,917
Stock-based compensation	66	246	351
Interest expense—net	1,155	1,215	3,409
Other income—net	(28)	(19)	(47)
Provision (benefit) for income taxes	—	(31)	30
EBITDA	$2,293	$2,993	$3,241

EBITDA does not represent funds available for management’s discretionary use and is not intended to represent cash flow from operations. EBITDA should not be construed as a substitute for net loss or as a better measure of liquidity than cash flow from operating activities, which are determined in accordance with United States generally accepted accounting principles (“GAAP”). EBITDA excludes components that are significant in understanding and assessing our results of operations and cash flows. In addition, EBITDA is not a term defined by GAAP and as a result our measure of EBITDA might not be comparable to similarly titled measures used by other companies.

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

Our EBITDA financial information is also comparable to net cash provided by operating activities. The table below reconciles EBITDA to the GAAP disclosure of net cash provided by operating activities:

RAINING DATA CORPORATION AND SUBSIDIARIES
RECONCILIATION OF EBITDA TO NET CASH PROVIDED BY OPERATING ACTIVITIES
(In thousands)

	For the year ended March 31,
In $000’s	2005	2004	2003
Net cash provided by operating activities	$2,812	$2,328	$889
Interest expense—net	1,155	1,215	3,409
Other income—net	(28)	(19)	(47)
Provision (benefit) for income taxes	—	(31)	30
Change in accounts receivable	38	(722)	169
Change in other assets	101	97	115
Change in accounts payable	(188)	953	2,807
Change in accrued liabilities	(1,156)	(1,124)	(1,784)
Change in deferred revenue	(352)	379	(738)
Note payable discount amortization	(89)	(83)	(1,609)
EBITDA	$2,293	$2,993	$3,241

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

The application development tools software market is rapidly changing and intensely competitive. Our MDMS products compete with products developed by companies such as Oracle, Microsoft and IBM. Our RAD products currently encounter competition from several direct competitors, including Microsoft Corporation, and competing development environments, including JAVA. Competition is developing and evolving in the XML market for which our XDMS products are intended. Companies that do or are expected to compete in this market include Oracle, IBM, Microsoft and Sybase, as well as a number of smaller companies with products that directly and indirectly compete with our XDMS products. Our PDP products compete primarily with products developed by Microsoft and Oracle. Additionally, as we expand our business, we expect to compete with a different group of companies, including smaller, highly focused companies offering single products.

Most of our competitors have significantly more financial, technical, marketing and other resources than we do. As a result, these competitors may be able to respond more quickly to new or emerging technologies, evolving markets and changes in customer requirements and may devote greater resources to the development, promotion and sale of their products. While we currently believe that our products and services compete favorably in the marketplace, our products and services could fall behind marketplace demands at any time. If we fail to address the competitive challenges, our business would suffer materially.

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

IF WE ARE UNABLE TO SUCCESSFULLY RECRUIT AN ADDITIONAL INDEPENDENT DIRECTOR TO SERVE ON THE BOARD OF DIRECTORS AND AS A MEMBER OF THE AUDIT COMMITTEE WITHIN THE REQUIRED TIME PERIOD, OUR STOCK MAY BE DE-LISTED.

On December 15, 2004, Geoffrey P. Wagner resigned from our Board of Directors. Due to his resignation, the Company’s Audit Committee currently is comprised of only two members. Nasdaq rules require that, beginning July 31, 2005, our Audit Committee be comprised of three (3) members. We have received notice from Nasdaq regarding our non-compliance and have been provided a cure period until the earlier of our next annual shareholders meeting or one year from the occurrence of the event that caused the noncompliance. Failure to comply with Nasdaq’s audit committee composition rules within the  required time frame may result in Nasdaq de-listing our stock or taking other corrective actions.

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

THE CONCENTRATION OF OUR STOCK OWNERSHIP AND THE DEBT OWED TO ASTORIA GIVE CERTAIN STOCKHOLDERS SIGNIFICANT CONTROL OVER OUR BUSINESS.

As of March 31, 2005, Astoria beneficially owned approximately 59% of our outstanding common stock. As of such date, Astoria also owned all of our outstanding preferred stock. In addition, as of March 31, 2005, the Convertible Subordinated Note issued to Astoria had a balance of approximately $21.7 million in principal and accrued interest maturing on May 30, 2008. Richard W. Koe, Chairman of the Board of Directors, serves as the Managing General Partner for Astoria Capital Management, which is a general partner of Astoria. Carlton H. Baab, our President and Chief Executive Officer, served as a Managing Principal of Astoria Capital Management until taking a formal leave of absence to join us in August 2001. This concentration of stock ownership, together with the outstanding debt, would allow Astoria, acting alone, to block any actions that require approval of our stockholders, including the election of members to the Board of Directors and the approval of significant corporate transactions. Moreover, this concentration of ownership may delay or prevent a change in control.

RECENT RULEMAKING BY THE FINANCIAL ACCOUNTING STANDARDS BOARD WILL REQUIRE THE COMPANY TO EXPENSE EQUITY COMPENSATION GIVEN TO EMPLOYEES AND WILL SIGNIFICANTLY HARM OPERATING RESULTS AND MAY REDUCE THE COMPANY’S ABILITY TO EFFECTIVELY UTILIZE EQUITY COMPENSATION TO ATTRACT AND RETAIN EMPLOYEES

The Company historically has used stock options as a significant component of its employee compensation program in order to align employees’ interests with the interests of the Company’s stockholders, encourage employee retention, and provide competitive compensation packages. The FASB has adopted changes that will require companies to record a charge to earnings for employee stock option grants and other equity incentives, which will have a significant impact on the Company’s results of operations. The Company is required to implement the standard no later than its fiscal year 2007. By causing the Company to incur significantly increased compensation costs, such accounting changes will reduce the Company’s reported earnings and will require the Company to reduce the availability and amount of equity incentives provided to employees, which may make it more difficult for the Company to attract, retain and motivate key personnel. Each of these results could materially and adversely affect the Company’s business.

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

THE INABILITY TO PROTECT OUR INTELLECTUAL PROPERTY COULD HARM OUR ABILITY TO COMPETE.

Our ability to compete successfully will depend, in part, on our ability to protect our proprietary technology and operations without infringing upon the rights of others. We may fail to do so. In addition, the laws of certain countries in which our products are, or may be, licensed may not protect our proprietary rights to the same extent as the laws of the United States. We rely primarily on a combination of trade secret, copyright and trademark laws and contractual provisions to protect our intellectual property and proprietary rights. Our trademarks include Raining Data, Pick, D3, Omnis, Omnis Studio, mvEnterprise, mvBase, mvDesigner and TigerLogic, among others. We also have one pending U.S. patent application as of March 31, 2005. In addition to trademark and copyright protections, we license our products to end users on a “right to use” basis pursuant to a perpetual license agreement that restricts use of products to a specified number of users. We generally rely on “click-wrap” licenses that become effective when a customer downloads and installs software on its system. In order to retain exclusive ownership rights to our software and technology, we generally provide our software in object code only, with contractual restrictions on copying, disclosure and transferability. There can be no assurance that these protections will be adequate, or that our competitors will not independently develop technologies that are substantially equivalent or superior to our technology.

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

As of March 31, 2005, we had 19,747,798 outstanding shares of common stock, of which approximately 9,200,000 shares were restricted securities held by Astoria and other holders. Restricted securities may be sold in the public market only if they are registered or if they qualify for an exemption from registration promulgated under the Securities Act of 1933, as amended. At present, all of our outstanding restricted securities are either entitled to registration rights or eligible for public sale under Rule 144, subject to volume limitations and other requirements of Rule 144. If Astoria or other holders decide to exercise their demand registration rights, we would incur costs and expenses associated with the registration of securities.

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

OUR GLOBAL OPERATIONS EXPOSE US TO ADDITIONAL RISKS AND CHALLENGES ASSOCIATED WITH CONDUCTING BUSINESS INTERNATIONALLY.

We operate on a global basis with offices or distributors in Europe, Africa, Asia, Latin America, South America, Australia and North America and development efforts in North America, India and Europe. Approximately 31% of our revenue for the year ended March 31, 2005 was generated from our international offices. We face several risks inherent in conducting business internationally, including but not limited to the following:

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

ITEM 8.                Changes in and Disagreements with Accountants on Accounting and Financial Disclosure

There were no changes in or disagreements with our accountants on accounting or financial disclosures for the year ended March 31, 2005.

ITEM 8A.        Controls and Procedures

Evaluation of Disclosure Controls and Procedures

Our principal executive officer and principal financial officer evaluated the effectiveness of the Company’s disclosure controls and procedures as of the end of the period covered by this report. Based on such evaluation, our principal executive officer and principal financial officer have concluded that our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act) are effective, as of the end of the period covered by this report, to ensure that information required to be disclosed by us in reports that we file or submit under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in Securities and Exchange Commission rules and accumulated and communicated to the Company’s management, including its principal executive officer and principal financial officer, to allow timely decisions regarding required disclosure.

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

Changes in Internal Control Over Financial Reporting

There was no change in our internal control over financial reporting that occurred during the fourth quarter of the 2005 fiscal year that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

ITEM 8B.       Other Information

None.

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

The following table sets forth as of March 31, 2005, the name, age, and position of the directors, the date they joined the Board of Directors and the year in which their term expires:

Name of Director	Age	Position	Director Since	Term Expires
Richard W. Koe(1,3)	48	Chairman	2003	2006
Carlton H. Baab	47	President, Chief Executive Officer and Director	2001	2007
Gerald F. Chew(2)	45	Director	1998	2007
Douglas G. Marshall(1,2,3)	48	Director	1998	2005

(1)          Member of the Compensation Committee

(2)          Member of the Audit Committee

(3)          Member of the Nominating and Corporate Governance Committee

The following is a description of the background of each director as of March 31, 2005:

Mr. Koe joined the Board in January 2003. Mr. Koe has served as Managing General Partner for ACP, a significant stockholder of ours, and Montavilla Partners, L.P., both of which are investment partnerships, and as President of ACM. Mr. Koe has served as Chairman of the Board since December 2004. Mr. Koe serves as Chairman of the Compensation Committee and the Nominating and Corporate Governance Committee and is the sole member of the Stock Committee, a subcommittee of the Compensation Committee.

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

Mr. Chew joined the Board in July 1998. Mr. Chew most recently served as the President and Chief Operating Officer of MDSI Mobile Data Solutions Inc. (“MDSI”) from April 2001 to March 2002 and served as a director of MDSI from 1995 until April 2001. Mr. Chew served as Executive Vice President of Ancora Capital & Management Group, LLC, an investment firm, from June 1998 to January 2001. Since February 1997, Mr. Chew has served as Managing Director of The Cairn Group. Mr. Chew holds a B.S. in Electrical Engineering from the University of California, Davis and an M.B.A. from the Amos Tuck School of Business Administration at Dartmouth College. Mr. Chew serves as Chairman of the Audit Committee.

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

On November 10, 2004, director Geoffrey P. Wagner resigned as Chairman of the Board of Directors, Chairman of the Audit Committee, Chairman of the Nominating Committee, Chairman of the Compensation Committee and as sole member of the Stock Committee. On December 15, 2004, Mr. Wagner resigned from the Board of Directors.

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

Section 16(a) Beneficial Ownership Reporting Compliance

Section 16(a) of the Exchange Act requires our officers and directors, and persons who own more than ten percent of a registered class of our equity securities, to file certain reports of ownership with the SEC and with the National Association of Securities Dealers, Inc. To our knowledge, based solely on a review of the copies of such reports furnished to the Company and written representations that no other reports were required during the fiscal year ended March 31, 2005, all reports required to be filed during fiscal year ended March 31, 2005 pursuant to Section 16(a) of the Exchange Act by directors, executive officers and 10% beneficial owners were filed on timely basis.

Code of Ethics

We have adopted a Code of Ethics for Principal Executive and Senior Financial Officers, which is posted on our Internet website at www.rainingdata.com.

ITEM 10.         Executive Compensation

Summary Compensation

The following table sets forth the compensation of our Named Executive Officers, which consist of (i) all persons serving as the chief executive officer during the fiscal year ended March 31, 2005 and (ii) the four most highly compensated executive officers serving as such at the end of the fiscal year ended March 31, 2005, in addition to the chief executive officer.

Summary Compensation Table

	Annual Compensation			Long Term Compensation Awards
Name and Principal Position	Year	Salary($)	Bonus($)	Securities Underlying Options(#)	All Other Compensation
Carlton H. Baab(1)	2005	$248,000	$150,888	—	$14,322
President and Chief Executive Officer	2004	$248,000	$150,702	—	$11,510
	2003	$248,000	$150,527	—	$7,639
Soheil Raissi	2005	$200,000	$70,773	70,000	$—
Vice President, Product Development &	2004	$200,000	$70,673	—	$—
Professional Services	2003	$196,410	$25,527	60,000	$—
Gwyneth Gibbs(2)	2005	$212,159	$—	—	$31,853
Vice President, European Operations &	2004	$181,631	$—	—	$27,670
Professional Services	2003	$143,242	$—	—	$23,228
Brian C. Bezdek	2005	$175,000	$61,954	75,000	$—
Chief Financial Officer and	2004	$175,000	$61,933	—	$—
Secretary	2003	$142,491	$16,184	175,000	$—
Mario I. Barrenechea(3)	2005	$180,000	$48,408	—	$5,146
Senior Vice President,	2004	$180,000	$19,716	—	$4,956
Worldwide Sales and Marketing	2003	$180,000	$15,547	—	$4,956

(1)          All Other Compensation reflects payments to a continuing medical plan Mr. Baab had in place at the time he joined us.

(2)          All Other Compensation reflects pension contributions paid by us on behalf of Mrs. Gibbs.

(3)          All Other Compensation reflects premiums paid by us on a life insurance policy owned by Mr. Barrenechea.

Option grants table

The following table shows, as to the Named Executive Officers, the total options granted during the year ended March 31, 2005.

	Option Grants in Last Fiscal Year
Name	Number of securities underlying options granted (#)		Percent of total options granted to employees in fiscal year(2)	Exercise or base price ($/Sh)(3)	Expiration date
Soheil Raissi	70,000	(1)	10.6%	$2.85	12/16/2014
Brian C. Bezdek	75,000	(1)	11.4%	$2.85	12/16/2014

(1)   Options vest as to 25% of the total number of shares subject to the option on the first anniversary of the date of grant, and as to 1/48th of the total number of shares subject to the option for each month that expires thereafter.

(2)   Based on options to purchase an aggregate of 659,500 shares of our common stock granted to employees of the Company in fiscal year 2005, including the Named Executive Officers.

(3)   The exercise price per share of each option was equal to the fair value of our common stock based on the closing price per share of our common stock as quoted on the Nasdaq SmallCap Market on the date of grant.

Aggregated Option Exercises In Last Fiscal Year and Fiscal Year-End Option Values

The Named Executive Officers exercised no options during the fiscal year ended March 31, 2005.

The following table shows, as to the Named Executive Officers, the value of unexercised options at March 31, 2005:

	Number of Securities Underlying Unexercised Options at Fiscal Year End (#)		Value of Unexercised In-the-Money Options at Fiscal Year End(1)
Name	Exercisable	Unexercisable	Exercisable	Unexercisable
Carlton H. Baab	1,050,000	—	$1,265,500	$—
Soheil Raissi	146,249	103,751	$108,650	$18,550
Gwyneth Gibbs	118,833	2,917	$22,371	$2,129
Brian C. Bezdek	115,103	134,897	$47,145	$29,855
Mario I. Barrenechea	259,121	—	$—	$—

(1)          In accordance with SEC rules, values are calculated by subtracting the exercise price from the fair market value of the underlying common stock. For purposes of this table, fair market value is deemed to be closing price of the common stock on March 31, 2005, which was $2.73 per share.

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

Effective April 1, 2004, we entered into a Service Agreement with Mrs. Gibbs. The Service Agreement outlines Mrs. Gibbs annual compensation and may only be terminated by either party by the giving of six months prior written notice.

DIRECTOR COMPENSATION

We reimburse directors for travel and other out-of-pocket expenses incurred in attending Board meetings. We do not pay cash compensation to our directors. No options or warrants were granted to any of our directors during the year ended March 31, 2005. Certain directors have received warrants or option grants in prior years as further disclosed in Item 11 below.

ITEM 11.         Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters

The following table sets forth, as of March 31, 2005, certain information with respect to the beneficial ownership of our voting securities by (i) any person (including any “group” as that term is used in Section 13(d)(3) of the Exchange Act) known by us to be the beneficial owner of more than five percent (5%) of any class of our voting securities, (ii) each director, (iii) each of the Named Executive Officers, and (iv) all of our current directors and executive officers as a group. As of March 31, 2005, there were 300,000 and 19,747,798 shares of issued and outstanding preferred stock and common stock, respectively. In computing the number and percentage of shares beneficially owned by a person, shares of common stock subject to options currently exercisable, or exercisable within sixty (60) days of March 31, 2005, are counted as outstanding, while these shares are not counted as outstanding for computing the percentage ownership of any other person.

Name and Address(1)	Number of Shares of Series A Preferred Stock(2)	Percent of Total Series A Convertible Preferred Stock	Number of Shares of Common Stock	Percent of Total Common Stock
5% Stockholders
Carlton H. Baab(3)			16,133,788	61%
Richard W. Koe(4)			15,148,388	60%
Astoria Capital Partners L.P.(5)	300,000	100.00%	15,083,788	59%
Rockport Group LP(6)			1,444,174	7%
Philip and Debra Barrett Charitable Remainder Trust(7)			1,348,168	7%
Directors and Officers
Mario I. Barrenechea(8)			268,614	1%
Gwyneth M. Gibbs(9)			219,048	1%
Soheil Raissi(10)			173,749	*
Brian C. Bezdek(11)			142,395	*
Gerald F. Chew(12)			126,825	*
Douglas G. Marshall(13)			120,655	*
All directors and executive officers as a group (9 persons)(14)			17,317,103	61%

*                    Represents less than 1%

(1)          Except as otherwise indicated below, we believe the persons whose names appear in the table above have sole voting and investment power with respect to all shares of stock shown as beneficially owned by them, subject to applicable community property laws.

(2)          “Series A Convertible Preferred Stock” refers to the Series A Convertible Preferred Stock, which is convertible into shares of common stock at a conversion rate of 1 to 1.667. The conversion rate may increase upon our issuance of additional shares of capital stock, as set forth in Section 5(c) of our Certificate of Designations of Series A Convertible Preferred Stock.

(3)          Represents options to purchase 1,050,000 shares of common stock exercisable within 60 days of March 31, 2005, held by Mr. Baab. Also includes the following shares beneficially owned by Astoria

Capital Partners L.P. (“ACP”): 15,083,788 shares of common stock, which includes warrants to purchase 500,000 shares of common stock exercisable within 60 days of March 31, 2005, 4,336,095 shares of common stock which may be acquired upon the conversion of a subordinated convertible note payable to ACP for $21,680,475 convertible at $5.00 per share plus 53,461 shares of common stock issued as a payment in kind (“PIK”) to cover accrued interest on the note on a quarterly basis and 500,100 shares of common stock which may be acquired upon conversion of 300,000 shares of Series A Convertible Preferred Stock. Mr. Baab is an employee of ACM, which is a general partner of ACP. As a general partner of ACP, ACM has a special profit interest in ACP’s realized and unrealized gains and income in excess of a specified hurdle rate, subject to certain additional conditions. As an employee of ACM, Mr. Baab is entitled to an annual bonus equal to a fixed percentage of any special profit allocation ACP receives for the year in question. Mr. Baab, who is on formal leave of absence from ACM, disclaims beneficial ownership of these securities held by ACP as he does not hold voting or investment power over the holdings of ACP.

(4)          Includes the following shares beneficially owned by ACP: 15,083,788 shares of common stock, which includes warrants to purchase 500,000 shares of common stock exercisable within 60 days of March 31, 2005, 4,336,095 shares of common stock which may be acquired upon the conversion of a subordinated convertible note payable to ACP for $21,680,475 convertible at $5.00 per share plus 53,461 shares of common stock issued as a PIK to cover accrued interest on the note on a quarterly basis and 500,100 shares of common stock which may be acquired upon conversion of 300,000 shares of Series A Convertible Preferred Stock. Also includes 64,600 shares beneficially owned by Mr. Koe and ACM through an investment fund managed by ACM. Mr. Koe is the President and sole shareholder of ACM and Mr. Koe and ACM are the General Partners of ACP.

(5)          The principal address of ACP is 1675 S.W. Marlow Suite 315, Portland, Oregon 97225. Includes warrants to purchase 500,000 shares of common stock exercisable within 60 days of March 31, 2005, 4,336,095 shares of common stock which may be acquired upon the conversion of a subordinated convertible note payable to ACP for $21,680,475 convertible at $5.00 per share plus 53,461 shares of common stock issued as a PIK to cover accrued interest on the note on a quarterly basis and 500,100 shares of common stock issuable upon conversion of the Series A Convertible Preferred Stock.

(6)          The principal address of Rockport Group LP is 1675 SW Marlow Suite 315 Portland, Oregon 97225.

(7)          The principal address of the Philip and Debra Barrett Charitable Remainder Trust (“Trust”) is P.O. Box 1033, Vancouver, Washington 98666.

(8)          Includes options to purchase 259,121 shares of common stock exercisable within 60 days of March 31, 2005, held by Mr. Barrenechea.

(9)          Includes options to purchase 118,916 shares of common stock exercisable within 60 days of March 31, 2005, held by Mrs. Gibbs.

(10)   Includes options to purchase 153,749 shares of common stock exercisable within 60 days of March 31, 2005, held by Mr. Raissi.

(11)   Includes options to purchase 122,395 shares of common stock exercisable within 60 days of March 31, 2005, held by Mr. Bezdek.

(12)   Includes options to purchase 96,825 shares of common stock exercisable within 60 days of March 31, 2005, held by Mr. Chew.

(13)   Includes options to purchase 96,825 shares of common stock exercisable within 60 days of March 31, 2005, held by Mr. Marshall.

(14)   Includes an aggregate of 2,509,306 of common stock issuable upon exercise of options or warrants exercisable within 60 days of March 31, 2005, 4,336,095 shares of common stock which may be acquired upon the conversion of a subordinated convertible note payable to ACP for $21,680,475 convertible at $5.00 per share plus 53,461 shares of common stock issued as a PIK to cover accrued interest on the note on a quarterly basis and 500,100 shares of common stock issuable upon conversion of the Series A Convertible Preferred Stock.

Information Regarding Equity Compensation Plans

All of our equity compensation plans have been approved by our stockholders. Our equity compensation plans and activities are more fully discussed in the Notes to the Consolidated Financial Statements in Item 7 of this Form 10-KSB.

The following table sets forth information regarding the number of shares of our common stock that may be issued pursuant to our equity compensation plans or arrangements as of March 31, 2005.

Equity Compensation Plan Information

Plan Category	Number of securities to be issued upon exercise of outstanding options, warrants and rights	Weighted-average exercise price of outstanding options, warrants and rights	Number of securities remaining available for future issuance under equity compensation plans (excluding securities reflected in column (a))
	(a)	(b)	(c)
Equity compensation plans approved by security holders	3,985,506 (1)	$2.83	1,425,196 (2)
Equity compensation plans not approved by security holders	N/A	N/A	N/A
Total	3,985,506		1,425,196

(1)          Represents shares of common stock that may be issued pursuant to outstanding options granted under the following plans: 3,970,143 shares under the 1999 Stock Option Plan, 8,953 shares under the 1996 Stock Option Plan, and 6,410 shares under the 1987 Stock Option Plan. The 1996 Stock Option Plan and the 1987 Stock Option Plan were terminated, except as to options then issued and outstanding under such plans. In connection with our acquisition of PickAx in December 2000, we assumed the PickAx Option Plan, pursuant to which options to purchase 400,611 shares are outstanding with a weighted average exercise price of $2.95 and are excluded from the total. We do not intend to grant any further options under the PickAx Option Plan.

(2)          Represents shares of common stock that may be issued pursuant to options available for future grant under the following plans: 718,072 shares under the 1999 Stock Option Plan and 707,124 shares of common stock available for purchase by employees under the 2001 Employee Stock Purchase Plan.

ITEM 12.         Certain Relationships and Related Transactions

A description of the terms of the Note Exchange Agreement and the Agreement Regarding Amended and Restated Common Stock Purchase Warrant and 5% Convertible Subordinated Note Due 2008 between us and ACP, a significant stockholder of ours, may be found under the caption “Liquidity and Capital Resources” in Part II, Item 6 hereof and is incorporated by reference into this Item 12. Mr. Koe, a director of the Company, is the President and sole shareholder of ACM, and Mr. Koe and ACM are the General Partners of ACP. Mr. Baab, our President, Chief Financial Officer and a director of the Company, is an employee of ACM. As an employee of ACM, Mr. Baab is entitled to an annual bonus equal to a fixed percentage of any special profit allocation ACP receives for the year in question. Mr. Baab is currently on a formal leave of absence from ACM.

The Phillip and Debra Barrett Charitable Remainder Trust, a significant stockholder of ours, loaned us $250,000 in September 2000. The loan, as amended, had a maturity date of April 2, 2003 with interest accruing at 10% per annum, payable quarterly. The note was paid in full on April 2, 2003.

A description of the terms of the offer letter agreement between us and Mr. Bezdek, the employment agreement between us and Mr. Barrenechea, the stock option agreements between us and Mr. Raissi, the Severance and Change of Control Agreement between us and Mr. Baab and the Service Agreement with Mrs. Gibbs, may be found under the caption “Employment Contracts and Termination of Employment and Change-in-Control Arrangements” in Item 10 hereof.

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

4.2

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

4.4

Third Amendment to Registration Rights Agreement by and between the Registrant and Astoria Capital Partners, L.P., dated as of September 27, 2001, as amended on January 30, 2003 (included as Exhibit 4.3 to the Registrant’s Form 8-K filed with the Commission on January 30, 2003 and incorporated herein by reference).

4.5

Note Exchange Agreement between the Registrant and Astoria Capital Partners, L.P. dated January 30, 2003 (included as Exhibit 4.1 to the Registrant’s Form 8-K filed with the Commission on January 30, 2003 and incorporated herein by reference).

4.6

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

4.8

Form of Common Stock Purchase Warrant issued by the Registrant to Astoria Capital Partners, L.P. dated April 1, 2004. Originally issued on November 30, 2000 and adjusted on April 1, 2003 (included as Exhibit 4.9 to the Registrant’s Form 10-KSB filed with the Commission on June 29, 2004 and incorporated herein by reference).

4.9

Agreement Regarding Amended and Restated Common Stock Purchase Warrant and 5% Convertible Subordinated Note Due 2008, dated December 14, 2004 (included as exhibit 4.12 to the Registrant’s Form 8-K filed with the Commission on December 17, 2004 and incorporated herein by reference).

10.1	*	1999 Stock Option Plan, as amended on June 21, 2002 (included as Exhibit 10.4 to the Registrant’s Form 10-QSB filed with the Commission on August 13, 2002 and incorporated herein by reference).
10.2	*

2001 Employee Stock Purchase Plan as amended on December 28, 2001 (included as Exhibit 10.1 to the Registrant’s Form 10-QSB filed with the Commission on March 21, 2002 and incorporated herein by reference).

10.3	*

Option Agreement dated September 24, 2001, between the Registrant and Carlton H. Baab (included as Exhibit 10.22 of Registrant’s Form 10-QSB filed with the Commission on November 14, 2001 and incorporated herein by reference).

10.4	*

Employment and Service Agreement by and between the Registrant and Gwyneth Gibbs dated April 1, 2004. (included as Exhibit 10.4 to the Registrant’s Form 10-KSB filed with the Commission on June 29, 2004 and as stated herein by reference).

10.5	*

Form of Indemnification Agreement entered into with officers and directors of Registrant (included as Exhibit 10.2 to the Registrant’s Form 10-QSB filed with the Commission on March 21, 2002 and incorporated herein by reference).

10.6	*

Form of Stock Option Agreement, between the Registrant and Soheil Raissi (included as Exhibit 10.5 to the Registrant’s Form 10-QSB filed with the Commission on August 13, 2002 and incorporated herein by reference).

10.7	*

Offer Letter Agreement, effective April 15, 2002, between the Registrant and Brian C. Bezdek (included as Exhibit 10.6 to the Registrant’s Form 10-QSB filed with the Commission on August 13, 2002 and incorporated herein by reference).

10.8	*

Form of Stock Option Agreement, between the Registrant and Brian C. Bezdek (included as Exhibit 10.2 to the Registrant’s Form 10-QSB filed with the Commission on February 12, 2003 and incorporated herein by reference).

10.9	*

Severance and Change of Control Agreement, dated April 5, 2003, between the Registrant and Carlton H. Baab (included as Exhibit 10.12 to the Registrants Form 10-KSB filed with the Commission on June 6, 2003 and incorporated herein by reference).

10.10

Loan and Security Agreement dated February 11, 2004, between the Registrant, Raining Data U.S., Inc. and Silicon Valley Bank (included as Exhibit 10.13 to the Registrant’s Form 10-KSB filed with the Commission on June 29, 2004 and incorporated herein by reference).

10.11

Lease Agreement dated November 9, 2004 between Registrant and The Irvine Company (included as Exhibit 10.1 to the Registrant’s Form 10-QSB filed with the Commission on November 9, 2004, and incorporated herein by reference).

21.1		Subsidiaries of the Registrant (included as Exhibit 21.1 to the Registrant’s Form 10-KSB filed with the Commission on June 28, 2002 and incorporated herein by reference).
23.1		Consent of Independent Registered Public Accounting Firm.
24.1		Power of Attorney (included in the signature page and incorporated herein by reference).
31.1		Certification of Chief Executive Officer.
31.2		Certification of Chief Financial Officer.
32.1		Certification of Chief Executive Officer and Chief Financial Officer Pursuant to 18 U.S.C. 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

*                    Indicates management contracts or compensatory plans and arrangements filed pursuant to Item 601 of Regulation S-B under the Exchange Act.

ITEM 14.         Principal Accounting Fees and Services

The following table presents the aggregate fees billed for the indicated services performed by KPMG LLP during the 2005 and 2004 fiscal years.

	2005	2004
Audit Fees	$416,551	$395,136
Audit related fees	—	—
Tax Fees	67,616	65,062
All Other Fees	—	—
Total	$484,167	$460,198

Audit Fees.   Audit Fees relate to professional services rendered in connection with the audit of our annual financial statements, quarterly review of financial statements included in our 10-QSB, and audit services provided in connection with other statutory and regulatory filings.

Tax Fees.   Tax Fees include professional services related to tax compliance, tax advice and tax planning and transfer pricing consultation, including the preparation of federal and state tax returns.

The Audit Committee pre-approved all of the services provided by KPMG LLP in fiscal years 2005 and 2004. Pursuant to the Audit Committee Charter, the Audit Committee must pre-approve audit and non-audit services to be provided to the Company by the independent auditor, or subsequently approve non-audit services in those circumstances where a subsequent approval is necessary and permissible.

SIGNATURES

In accordance with Section 13 or 15(d) of the Securities Exchange Act of 1934, as amended, the Registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

RAINING DATA CORPORATION
By:	/s/ BRIAN C. BEZDEK
Brian C. Bezdek
Chief Financial Officer
Date:	June 28, 2005

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

Signatures	Title	Date

/s/ CARLTON H. BAAB	President, Chief Executive Officer and Director	June 28, 2005
Carlton H. Baab	(Principal Executive Officer)

/s/ BRIAN C. BEZDEK	Chief Financial Officer	June 28, 2005
Brian C. Bezdek	(Principal Financial and Accounting Officer)

/s/ GERALD F. CHEW	Director	June 28, 2005
Gerald F. Chew

/s/ DOUGLAS G. MARSHALL	Director	June 28, 2005
Douglas G. Marshall

/s/ RICHARD W. KOE	Director	June 28, 2005
Richard W. Koe

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Stockholders of Raining Data Corporation:

We have audited the accompanying consolidated balance sheets of Raining Data Corporation and subsidiaries as of March 31, 2005 and 2004, and the related consolidated statements of operations, cash flows, and stockholders’ equity and comprehensive loss for each of the years in the three-year period ended March 31, 2005. These consolidated financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these consolidated financial statements based on our audits.

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

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Raining Data Corporation and subsidiaries as of March 31, 2005 and 2004, and the results of their operations and their cash flows for each of the years in the three-year period ended March 31, 2005, in conformity with U.S. generally accepted accounting principles.

/s/ KPMG LLP

Costa Mesa, California
June 24, 2005

RAINING DATA CORPORATION AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS
March 31, 2005 and 2004

	2005	2004
	(In thousands, except per share data)
ASSETS
Current assets
Cash	$10,625	$7,783
Trade accounts receivable, less allowance for doubtful accounts of $175 in 2005 and $252 in 2004	2,009	1,883
Other current assets	403	390
Total current assets	13,037	10,056
Property, furniture and equipment—net	871	795
Intangible assets—net	—	1,733
Goodwill	27,684	27,684
Other assets	218	201
Total assets	$41,810	$40,469
LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities
Accounts payable	$542	$242
Accrued liabilities	2,548	2,275
Deferred revenue	5,258	5,006
Note payable	—	38
Total current liabilities	8,348	7,561
Long-term debt—net of discount and excluding current portion	21,692	23,117
Total liabilities	30,040	30,678
Commitments and contingencies
Stockholders’ equity
Series A convertible preferred stock: $1.00 par value; 300,000 shares authorized, issued and outstanding	300	300
Common stock: $0.10 par value; 60,000,000 shares authorized; 19,747,798 and 18,403,141 issued and outstanding as of March 31, 2005 and 2004, respectively	1,975	1,840
Additional paid-in capital	98,267	95,418
Deferred stock-based compensation	(10)	(41)
Accumulated other comprehensive income	1,394	1,509
Accumulated deficit	(90,156)	(89,235)
Total stockholders’ equity	11,770	9,791
Total liabilities and stockholders’ equity	$41,810	$40,469

See accompanying notes to the consolidated financial statements.

RAINING DATA CORPORATION AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF OPERATIONS
For the Years Ended March 31, 2005, 2004 and 2003

	2005	2004	2003
	(In thousands, except per share data)
Net revenues
Licenses	$9,362	$9,819	$9,932
Services	12,121	12,478	11,074
Total net revenues	21,483	22,297	21,006
Costs of revenues
Cost of license revenues	413	383	351
Cost of service revenues	2,333	2,206	2,103
Total cost of revenues	2,746	2,589	2,454
Gross profit	18,737	19,708	18,552
Cost of operations
Selling and marketing	5,570	5,727	4,628
Research and development	7,422	7,553	6,534
General and administrative	3,740	3,770	4,466
Stock-based compensation	66	246	351
Amortization of intangible assets	1,733	2,600	2,600
Total operating expenses	18,531	19,896	18,579
Operating income (loss)	206	(188)	(27)
Other expense
Interest expense-net	(1,155)	(1,215)	(3,409)
Other income-net	28	19	47
Total other expense	(1,127)	(1,196)	(3,362)
Loss before income taxes	(921)	(1,384)	(3,389)
Provision (benefit) for income taxes	—	(31)	30
Net loss	$(921)	$(1,353)	$(3,419)
Basic and diluted loss per share	$(0.05)	$(0.07)	$(0.19)
Shares used in computing basic and diluted loss per share	18,803	18,139	17,804
Departmental allocation of stock-based compensation:
Cost of service revenues	$—	$48	$10
Selling and marketing	—	8	66
Research and development	57	180	330
General and administrative	9	10	(55)
Total stock-based compensation	$66	$246	$351

See accompanying notes to the consolidated financial statements.

RAINING DATA CORPORATION AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS
For the years Ended March 31, 2005, 2004 and 2003

	2005	2004	2003
	(In thousands)
Cash flows from operating activities:
Net loss	$(921)	$(1,353)	$(3,419)
Adjustments to reconcile net loss to net cash provided by operating activities:
Depreciation and amortization	2,021	2,935	2,917
Note payable discount amortization	89	83	1,609
Stock-based compensation	66	246	351
Change in assets and liabilities:
Trade accounts receivable	(38)	722	(169)
Other current and non-current assets	(101)	(97)	(115)
Accounts payable	188	(953)	(2,807)
Accrued liabilities	1,156	1,124	1,784
Deferred revenue	352	(379)	738
Net cash provided by operating activities	2,812	2,328	889
Cash flows from investing activities:
Purchase of property, furniture and equipment	(262)	(29)	(410)
Settlement of post-retirement benefit obligations acquired, net of tax	—	—	150
Net cash used for investing activities	(262)	(29)	(260)
Cash flows from financing activities:
Proceeds from exercise of stock options and warrants	91	216	2
Proceeds from issuance of common stock	187	186	89
Repayment of debt	(38)	(321)	(51)
Net cash provided by financing activities	240	81	40
Effect of exchange rate changes on cash	52	124	110
Net increase in cash	2,842	2,504	779
Cash at beginning of period	7,783	5,279	4,500
Cash at end of period	$10,625	$7,783	$5,279
Noncash financing and investing activities:
Issuance of payment-in-kind notes for accrued interest	$931	$1,139	$183
Reduction of long-term debt through exercise of warrants	$2,671	$—	$—
Conversion of debt to common stock	$—	$—	$812
Conversion of accrued interest to notes payable	$—	$—	$1,784

See accompanying notes to the consolidated financial statements.

RAINING DATA CORPORATION AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY AND COMPREHENSIVE LOSS
For the Years Ended March 31, 2005, 2004 and 2003
(in thousands, except share amounts)

	Series A
	Convertible						Accumulated
	Preferred				Additional	Deferred	Other
	Stock		Common Stock		Paid-in	Stock-Based	Comprehensive	Accumulated	Stockholders’	Comprehensive
	Shares	Amount	Shares	Amount	Capital	Compensation	Income	Deficit	Equity	Loss
Balances March 31, 2002	300,000	$300	17,585,454	$1,759	$93,829	$(523)	$869	$(84,463)	$11,771
Common stock options exercised	—	—	2,656	—	2	—	—	—	2
Stock options cancelled	—	—	—	—	(243)	243	—	—	—
Stock-based compensation	—	—	—	—	216	135	—	—	351
Issuance of common stock in connection with:
Settlement of litigation	—	—	100,000	10	240	—	—	—	250
Conversion of notes payable	—	—	131,574	13	799	—	—	—	812
Employee stock purchase plan	—	—	127,149	13	76	—	—	—	89
Net loss	—	—	—	—	—	—	—	(3,419)	(3,419)	$(3,419)
Foreign currency translation adjustments	—	—	—	—	—	—	181	—	181	181
Comprehensive loss										$(3,238)
Balances March 31, 2003	300,000	300	17,946,833	1,795	94,919	(145)	1,050	(87,882)	10,037
Common stock options exercised	—	—	108,882	11	142	—	—	—	153
Stock-based compensation	—	—	—	—	142	104	—	—	246
Warrants exercised	—	—	261,863	26	37	—	—	—	63
Issuance of common stock in connection with:
Employee stock purchase plan	—	—	85,554	8	178	—	—	—	186
Net loss	—	—	—	—	—	—	—	(1,353)	(1,353)	$(1,353)
Foreign currency translation adjustments	—	—	—	—	—	—	459	—	459	459
Comprehensive loss										$(894)
Balances March 31, 2004	300,000	300	18,403,132	1,840	95,418	(41)	1,509	(89,235)	9,791
Common stock options exercised	—	—	71,532	7	84	—	—	—	91
Stock-based compensation	—	—	—	—	35	31	—	—	66
Warrants exercised	—	—	1,192,961	120	2,551	—	—	—	2,671
Issuance of common stock in connection with:
Employee stock purchase plan	—	—	80,173	8	179	—	—	—	187
Net loss	—	—	—	—	—	—	—	(921)	(921)	$(921)
Foreign currency translation adjustments	—	—	—	—	—	—	(115)	—	(115)	(115)
Comprehensive loss										$(1,036)
Balances March 31, 2005	300,000	$300	19,747,798	$1,975	$98,267	$(10)	$1,394	$(90,156)	$11,770

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

The Company’s principal business is the design, development, sale, and support of four software product lines: 1) XML data management servers (“XDMS”), 2) Multidimensional Database Management Systems (“MDMS”), 3) the Pick Data Provider for the ..NET development environment (“PDP”), and 4) Rapid Application Development (“RAD”) software tools. The Company’s products are sold to in-house corporate development teams, commercial application developers, system integrators, independent software vendors, value added resellers and independent consultants. In addition to computer software products, the Company provides continuing maintenance and customer service contracts as well as professional services, technical support and training.

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

RAINING DATA CORPORATION AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

2.   Summary of Significant Accounting Policies (Continued)

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

Impairment of Intangible Assets and Goodwill—The Company assesses the impairment of identifiable intangibles and goodwill whenever events or changes in circumstances indicate that the carrying value may not be recoverable or at least annually for goodwill. Factors it considers to be important which could trigger an impairment review include the following:

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

RAINING DATA CORPORATION AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

2.   Summary of Significant Accounting Policies (Continued)

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

Determining the fair value of a reporting unit under the first step of the goodwill impairment test and determining the fair value of individual assets and liabilities of a reporting unit (including unrecognized intangible assets) under the second step of the goodwill impairment test is judgmental in nature and often involves the use of significant estimates and assumptions. These estimates and assumptions could have a significant impact on whether or not an impairment charge is recognized and the magnitude of any such charge. Estimates of fair value are based on the Company’s stock price as reported by Nasdaq.

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

Fair Value of Financial Instruments—The Company’s consolidated balance sheet includes the following financial instruments: cash, accounts receivable, accounts payable, accrued liabilities and notes payable. The Company considers the carrying amount of working capital items to approximate fair value for these financial instruments because of the relatively short period of time between origination of the

RAINING DATA CORPORATION AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

2.   Summary of Significant Accounting Policies (Continued)

instruments and their expected realization. The Company considers the carrying value of its notes payable to approximate fair market value based upon the Company’s assessment of the interest rate it believes it would be offered on similar debt as compared to the current rate.

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

Pro forma information assuming the Company had accounted for stock options granted under the fair value method prescribed by SFAS 123, Accounting for Stock-Based Compensation, is presented below. The per share weighted-average fair value of stock options granted for the years ended March 31, 2005, 2004 and 2003 was $2.58, $2.75 and $1.82, respectively, as estimated using the Black-Scholes option-pricing model with the following assumptions: dividend yield of 0% in 2005, 2004 and 2003; expected volatility of 117% in 2005, 130% in 2004 and 145% in 2003; risk-free interest rate of 4.01%, 3.54% and 3.95% in 2005, 2004 and 2003, respectively; and expected life of 7 years for 2005, 2004 and 2003.

For purposes of pro forma disclosures, the estimated fair value of the options is amortized to expense over the options’ vesting periods. The Company’s historical and pro forma net loss per share for the years ended March 31, 2005, 2004 and 2003 is as follows (in thousands, except per share data):

	2005	2004	2003
Net loss:
As reported	$(921)	$(1,353)	$(3,419)
Add:
Stock-based employee compensation expense included in net loss, net of tax	66	246	351
Less:
Total stock-based employee compensation expense determined under fair value based methods for all awards, net of tax	(1,212)	(1,767)	(2,321)
Pro forma net loss	$(2,067)	$(2,874)	$(5,389)
Basic and diluted loss per share
As reported	$(0.05)	$(0.07)	$(0.19)
Pro forma	$(0.11)	$(0.16)	$(0.30)

Net Loss Per Share—Basic loss per share is computed using the net loss and the weighted average number of common shares outstanding during the period. Diluted loss per share is computed using the net loss and the weighted average number of common shares and dilutive potential common shares outstanding during the period when the potential common shares are not anti dilutive. Potential dilutive common shares include outstanding stock options and warrants, convertible debt, and convertible preferred stock. There were 4,386,117, 3,904,919 and 4,110,480 outstanding options to purchase shares of the Company’s common stock with exercise prices ranging from $0.75 to $33.13 per share as of March 31, 2005 and $0.75 to $52.50 per share as of March 31, 2004 and 2003, respectively. There were 500,000,

RAINING DATA CORPORATION AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

2.   Summary of Significant Accounting Policies (Continued)

2,169,647 and 2,572,501 outstanding warrants to purchase shares of the Company’s common stock with exercise prices ranging from $2.35 to $6.29 per share at March 31, 2005 and 2004, respectively and $.72 to $6.51per share at March 31, 2003. There were 300,000 shares of preferred stock, which are convertible into 500,100 shares of common stock, outstanding at March 31, 2005, 2004 and 2003. There was convertible debt outstanding at March 31, 2005, 2004 and 2003, which is convertible into 4,336,094, 4,634,632 and 4,427,941 shares of common stock, respectively. The total of these items were not included in the computation of diluted earnings per share because their effect would have been anti-dilutive.

Concentration of Credit Risk—The Company supports computer software systems worldwide in diversified industries, primarily through system integrators and value added resellers. On an ongoing basis, the Company performs credit evaluations of its customer’s financial condition and generally requires no collateral. No single customer accounted for more than 10% of revenues during the fiscal years ended March 31, 2005, 2004 and 2003.

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

The Company’s revenues generated through its offices located outside of the United States of America were approximately 31%, 28% and 29% of total revenue for the fiscal years ended March 31, 2005, 2004 and 2003, respectively.

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

Reclassifications—Certain reclassifications have been made to prior period amounts to conform with the current period presentation.

Impairment of Long-Lived Assets

In accordance with SFAS No. 144, long-lived assets, such as property, plant and equipment, and purchased intangibles subject to amortization, are reviewed for impairment whenever events or changes in

RAINING DATA CORPORATION AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

2.   Summary of Significant Accounting Policies (Continued)

circumstances indicate that the carrying amount of an asset may not be recoverable. Recoverability of assets to be held and used is tested by a comparison of the carrying amount of an asset to estimated undiscounted future cash flows. An impairment charge is recognized by the amount by which the carrying amount of the asset exceeds fair value. Assets to be disposed of would be separately presented in the balance sheet and reported at the lower of the carrying amount of fair value less costs to sell and are no longer depreciated. The assets and liabilities of a disposed group classified as held for sale would be presented separately in the appropriate asset and liability sections of the balance sheet.

Recently Issued Accounting Standards

In December 2004, the Financial Accounting Standards Board (“FASB”) issued SFAS No. 123R, “Share-Based Payment,” which establishes standards for the accounting for transactions in which an entity exchanges its equity instruments for employee services. A key provision of this statement is the requirement of a public entity to measure the cost of employee services received in exchange for an award of equity instruments (including stock options) based on the grant-date fair value of the award. That cost will be recognized over the period during which an employee is required to provide service in exchange for the award (i.e., the requisite service period or vesting period). With respect to the Company, which is a small business issuer, this statement becomes effective on April 1, 2006. The impact of this statement on the Company’s consolidated financial position and results of operations cannot be determined at this time.

3.   Property, Furniture and Equipment

Property, furniture and equipment at March 31 consisted of (in thousands):

	2005	2004
Land and buildings	$805	$782
Office equipment, furniture and fixtures	5,125	4,867
Total	5,930	5,649
Accumulated depreciation and amortization	(5,059)	(4,854)
Property, furniture and equipment, net	$871	$795

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

RAINING DATA CORPORATION AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

4.   Goodwill and Other Intangible Assets (Continued)

The following table presents details of the Company’s intangible assets and goodwill (in thousands):

	Gross Carrying Amount	Accumulated Amortization	Balance
March 31, 2005
Assets subject to amortization:
Installed base, including core technology	$10,400	$10,400	$—
Assets not subject to amortization:
Goodwill			$27,684
March 31, 2004
Assets subject to amortization:
Installed base, including core technology	$10,400	$8,667	$1,733
Assets not subject to amortization:
Goodwill			$27,684
March 31, 2003
Assets subject to amortization:
Installed base, including core technology	$10,400	$6,067	$4,333
Assets not subject to amortization:
Goodwill			$27,684

The Company had aggregate amortization expense related to intangible assets of $1.7 million, $2.6 million and $2.6 million for the years ended March 31, 2005, 2004 and 2003, respectively. As of March 31, 2005, the Company’s intangible assets were fully amortized. There have been no changes to the carrying amount of goodwill in the last three fiscal years.

RAINING DATA CORPORATION AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

5.   Long-Term Debt

Long-term debt of the Company, including the Note Payable to Astoria Capital Partners (“ACP”) or (“Astoria”), the Company’s largest stockholder, as of March 31, 2005 and 2004 follows (in thousands):

	March 31, 2005	March 31, 2004
Note payable to Astoria	$21,681	$23,172
Plus accrued interest	267	289
Less unamortized discount	(256)	(344)
	21,692	23,117
Other note payable	—	38
Total debt	21,692	23,155
Less current portion of long-term debt	—	(38)
Total long-term debt	$21,692	$23,117

In January 2003, the Company entered into a Note Exchange Agreement (the “Exchange Agreement”) with Astoria to replace the then existing Secured Promissory Note, as amended, with a Convertible Subordinated Note. Under the terms of the Exchange Agreement, the Secured Promissory Note was exchanged and replaced with a Convertible Subordinated Note having a principal amount of $22.1 million, which principal amount was equal to the outstanding principal and accrued interest payable on the Secured Promissory Note as of the date of the Exchange Agreement. The Convertible Subordinated Note is convertible into common stock at any time, at the option of Astoria, at a price of $5.00 per share. The Convertible Subordinated Note matures on May 30, 2008. The interest rate of the Convertible Subordinated Note is 5% per annum as compared to an interest rate of 10% per annum under the Secured Promissory Note. The interest is payable quarterly at the Company’s option in cash or through increases to the outstanding principal of the Convertible Subordinated Note. Increases to the principal are to be done via issuance of a payment in kind (“PIK”) note on a quarterly basis. For the quarterly periods beginning March 31, 2003 through March 31, 2005, the Company issued PIK notes to ACP for the accrued interest due in the aggregate amount of $2,231,840.

On December 14, 2004, the Company entered into an Agreement Regarding Amended and Restated Common Stock Purchase Warrant and 5% Convertible Subordinated Note Due 2008 with Astoria whereby the Company could redeem, in part, the Note and the payment in kind (“PIK”) notes in advance of January 30, 2005. On December 14, 2004, Astoria exercised its warrant in the amount of $2,670,904. In lieu of a cash payment, the Company used the proceeds of the exercise to paydown a portion of the indebtedness to Astoria. The paydown consisted of $247,129 for accrued and unpaid interest, $1,914,165 for the PIK Notes issued to date and $509,610 as a reduction of principal of the Convertible Subordinated Note. As of March 31, 2005 there were outstanding PIK notes to Astoria for the accrued interest due in the aggregate amount of $267,305. Unlike the Secured Promissory Note, the Convertible Subordinated Note is not secured by the Company’s assets.

RAINING DATA CORPORATION AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

5.   Long-Term Debt (Continued)

Net interest expense is comprised of the following components (in thousands):

	2005	2004	2003
Interest expense	$1,249	$1,232	$3,440
Interest income	(94)	(17)	(31)
Net interest expense	$1,155	$1,215	$3,409

6.   Stockholders’ Equity

Series A Convertible Preferred Stock

The Company had 300,000 outstanding shares of Series A convertible preferred stock (“Series A”) authorized, issued and outstanding at March 31, 2005 and 2004. Holders of Series A are entitled to that number of votes equal to the number of shares of common stock into which Series A is then convertible. Dividends are paid at the option of the Board of Directors at the rate of $0.125 per share per annum, in preference to all other stockholders. Series A ranks senior to the Company’s common stock as to liquidation rights. Each share of Series A may be converted at the option of the holder into 1.667 shares of common stock. In effecting the conversion, any unpaid dividends on Series A shall be disregarded. No dividends have been declared on the Series A since its issuance.

Warrants

The Company has issued warrants under various plans and in connection with the PickAx acquisition. The following table summarizes the warrants outstanding:

	Warrants	Exercise Price	Weighted Average Remaining Contractual Life (Years)
Warrants outstanding at March 31, 2002	2,660,418	$0.72 - $7.00	3.01
Cancelled	(417)	$0.72
Exercised	(87,500)	$0.72
Warrants outstanding at March 31, 2003	2,572,501	$2.35 - $7.00	2.10
Cancelled	—	—
Exercised	(402,854)	$2.35
Warrants outstanding at March 31, 2004	2,169,647	$2.35 - $6.51	1.12
Cancelled	(216,910)	$2.35
Exercised	(1,452,737)	$2.35
Warrants outstanding at March 31, 2005	500,000	$6.29	0.67

The 1993 Directors’ Warrant Plan was terminated in 1999, except as to any warrants then outstanding under the Plan. There were 87,500 shares exercised, and the remaining shares under the Directors’ plan expired, during fiscal 2003.

As part of the acquisition of PickAx, the Company assumed the warrant obligations for PickAx after adjusting both the exercise price and shares underlying the warrants for the conversion ratio of 0.50916,

RAINING DATA CORPORATION AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

6.   Stockholders’ Equity (Continued)

which was the same ratio used for acquiring the PickAx common stock. The PickAx warrants were exchanged for Raining Data warrants (“Exchange Warrants”) as part of the assumption. All the PickAx warrants were for a term of five years from the original PickAx grant date. There were 1,452,737 and 402,855 Exchange Warrants exercised during fiscal 2005 and fiscal 2004, respectfully, at a warrant price of $2.35. There were no Exchange Warrant exercises in fiscal 2003. All remaining unexercised Exchange Warrants expired during fiscal 2005.

In connection with the merger with PickAx, a promissory note previously issued by PickAx to its controlling stockholder, Astoria,was exchanged for a new promissory note from the Company. In addition, Astoria received warrants to purchase 500,000 shares of the Company’s common stock (“Debt Warrants”) at an original exercise price of $7.00. Due to certain anti-dilutive adjustments as provided for in the Debt Warrants, the exercise price was adjusted to $6.51 on April 1, 2003 and $6.29 on April 1, 2004. The Debt Warrants remain outstanding as of March 31, 2005.

Stock Options

In April 1999, the Company adopted a new stock option plan (“1999 Plan”). In conjunction with the adoption of the 1999 Plan, the Company terminated all other plans, except as to options then issued and outstanding under such plans. The 1999 Plan authorizes grants of options to purchase up to an aggregate of 5,000,000 shares of authorized but unissued common stock. Stock options are generally granted with an exercise price equal to the stock’s fair market value at the date of grant. All options under the 1999 Plan have ten-year terms and generally vest ratably over a period of four years. As of March 31, 2005, there were 718,072 shares available for future option grants under the 1999 Plan.

The following table presents information about outstanding stock options as of March 31, 2005:

		Weighted Average		Options vested and exercisable
Range of Exercise Price	Options Outstanding	Exercise Price	Remaining Contractual Life	Number of Options	Weighted Avg. Exercise Price
$0.75 - $1.55	1,283,088	$1.44	6.16	1,261,002	$1.44
$1.65 - $2.85	1,212,740	$2.41	7.93	618,963	$2.23
$2.90 - $3.88	1,223,948	$3.26	4.69	924,657	$3.30
$4.02 - $33.13	666,341	$5.58	6.05	630,656	$5.63
$0.75 - $33.13	4,386,117	$2.84	6.22	3,435,278	$2.85

RAINING DATA CORPORATION AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

6.   Stockholders’ Equity (Continued)

A summary of changes in common stock options is as follows:

	Shares	Weighted Average Exercise Price Per Share
Options outstanding as of March 31, 2002	4,160,874	$3.40
Granted	655,000	$1.83
Cancelled	(702,738)	$5.46
Exercised	(2,656)	$0.87
Options outstanding as of March 31, 2003	4,110,480	$2.84
Granted	146,000	$2.95
Cancelled	(242,679)	$3.16
Exercised	(108,882)	$1.41
Options outstanding as of March 31, 2004	3,904,919	$2.86
Granted	659,500	$2.87
Cancelled	(106,770)	$4.56
Exercised	(71,532)	$2.69
Options outstanding as of March 31, 2005	4,386,117	$2.84

The Company had $10,000, $41,000 and $145,000 of deferred stock-based compensation related to employee stock options as of March 31, 2005, 2004 and 2003, respectively, and recognized stock-based compensation expense of $66,000, $246,000 and $351,000 during the years ended March 31, 2005, 2004 and 2003, respectively, as a result of granting stock options with exercise prices below the estimated fair value of the Company’s common stock at the date of grant and granting stock options to non-employees. A portion of deferred stock-based compensation has been presented as a component of stockholders’ equity and all stock based compensation is being amortized to expense over the vesting period of the applicable options.

Employee Stock Purchase Plan

On December 12, 2001, the Board of Directors approved the Company’s 2001 Employee Stock Purchase Plan (the “Purchase Plan”) to provide employees of the Company with an opportunity to purchase common stock of the Company through accumulated payroll deductions. The maximum number of shares of common stock made available for sale under the Purchase Plan is one million (1,000,000) shares. The offer periods of six (6) months’ duration commence each February 15 and August 15. An employee may contribute between one percent (1%) and not exceeding ten percent (10%) of their compensation not to exceed $21,250 per calendar year. Individual employee share purchases are limited to 1,500 shares per offer period. Employees are able to purchase the stock at an amount equal to 85% of the market value of a share of common stock on the enrollment date or on the exercise date, whichever is lower. Through March 31, 2005, 292,876 shares had been issued to employees under the Purchase Plan.

RAINING DATA CORPORATION AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

6.   Stockholders’ Equity (Continued)

Retirement Plans

The Company sponsors a 401(k) Savings and Retirement Plan (“the Plan”) for substantially all of its employees in the United States. Employees meeting the eligibility requirements may contribute specified percentages of their salaries. Under the Plan, which is qualified under Section 401(k) of the federal tax laws, the Company’s Board of Directors, in its sole discretion, may make discretionary profit-sharing contributions at 50% of the employees’ contributions up to 4% of the employees’ total compensation, to the Plan. There were no discretionary annual contributions made to the Plan for the years ended March 31, 2005, 2004 and 2003.

The Company sponsors the Raining Data UK Limited Retirement Benefits Scheme (“RDUKL Plan”) for substantially all of its employees in the United Kingdom. The RDUKL Plan is a defined contribution plan that provides retirement benefits upon attaining normal retirement age, and incidental benefits in the case of death or termination of employment prior to retirement. Raining Data UK contributes an amount ranging from 3% to 8% of each participant’s compensation to fund such benefits. In addition, participants are entitled to make voluntary contributions under the RDUKL Plan. The Company contributed approximately $121,000, $117,000 and $87,000 to the RDUKL Plan for the years ended March 31, 2005, 2004 and 2003, respectively.

7.   Income Taxes

The provision (benefit) for income taxes consisted of $0, $(31,000) and $30,000 for the years ended March 31, 2005, 2004 and 2003, respectively, related to foreign jurisdictions. The foreign income before income taxes was approximately $296,000, $126,000 and $293,000 in fiscal year 2005, 2004 and 2003, respectively.

A reconciliation of the expected U.S. Federal tax expense (benefit) attributable to income from continuing operations differed from the amounts computed by applying the statutory U.S. Federal statutory tax rate to pretax loss from continuing operations as follows:

	2005	2004	2003
Expected U.S. Federal tax	(34.0)%	(34.0)%	(34.0)%
State taxes	(5.8)%	(5.8)%	(5.8)%
Foreign taxes	0.0%	(2.2)%	0.3%
Change in valuation allowance	179.9%	70.3%	20.9%
Research and experimental credit	(61.3)%	(43.0)%	(10.4)%
Foreign NOL Adjustment	(102.8)%	0.0%	0.0%
Expiration of net operating losses	24.9%	13.0%	29.7%
Nondeductible goodwill amortization	0.0%	0.0%	0.0%
Other	(0.9)%	(0.5)%	0.3%
Actual effective tax rate	0.0%	(2.2)%	1.0%

Deferred income tax assets and liabilities are recorded for differences between the financial statement and tax basis of the assets and liabilities that will result in taxable or deductible amounts in the future based on enacted laws and rates applicable to the periods in which the differences are expected to affect taxable income. Valuation allowances are established when necessary to reduce deferred tax assets to the

RAINING DATA CORPORATION AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

7.   Income Taxes (Continued)

amount expected to be realized. Significant components of the Company’s net deferred tax assets are as follows at March 31 (in thousands):

	2005	2004
Deferred tax assets:
Net operating loss carryforwards	$22,199	$21,916
Accruals and allowances recognized in different periods	781	800
Research and experimental credit carryforward	3,139	2,481
Depreciation	94	54
Total deferred assets	26,213	25,251
Less valuation allowance	(25,753)	(24,097)
Total deferred tax asset	460	1,154
Deferred tax liabilities:
Purchased intangibles	(460)	(1,154)
Net deferred tax asset	$—	$—

Due to uncertainties surrounding the timing of realizing the benefits of its net favorable tax attributes in the future tax returns, the Company has recorded a full valuation allowance against its net deferred tax assets at March 31, 2005 and 2004. The net change in the valuation allowance was an increase of $1,656,000 in 2005 and $1,013,000 in 2004.

At March 31, 2005, the Company had net operating loss carryforwards of $56.7 million for federal income tax purposes, $7.9 million for state tax purposes, and $2.5 million for foreign tax purposes expiring at various dates through 2024. During fiscal 2005, $0.8 million of federal net operating losses and $2.4 million of state net operating losses expired. Any changes in ownership, as defined by Section 382 of the Internal Revenue Code, may limit the amount of net operating loss carryforwards that can be used in any one year.

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

RAINING DATA CORPORATION AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

8.   Commitments and Contingencies (Continued)

Future minimum lease payments under noncancelable operating leases with initial or remaining lease terms in excess of one year as of March 31, 2005 are as follows (in thousands):

Years Ending March 31,	Operating Leases
2006	$1,173
2007	711
2008	534
2009	529
2010 and thereafter	856
Total minimum lease payments	$3,803

As of March 31, 2005, the total of minimum rentals to be received in the future under noncancelable subleases through November 2005 was $125,000.

Rent expense of $1,079,000, $902,000 and $977,000 was recognized in 2005, 2004 and 2003, respectively.

The Company is subject from time to time to litigation, claims and suits arising in the ordinary course of business. As of March 31, 2005, the Company was not a party to any known material litigation, claim or suit.

The Company’s standard customer license and software agreements contain indemnification and warranty provisions which are generally consistent with practice in the Company’s industry. The duration of the Company’s service warranties generally does not exceed 30 days following completion of its services. The Company has not incurred significant obligations under customer indemnification or warranty provisions historically and does not expect to incur significant obligations in the future. Accordingly, the Company does not maintain accruals for potential customer indemnification or warranty-related obligations. The maximum potential amount of future payments that the Company could be required to make is generally limited under the indemnification provisions in its customer license and service agreements.

RAINING DATA CORPORATION AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

9.   Segment Information

The Company operates in one reportable segment. International operations consist primarily of foreign sales offices selling software developed in the United States of America combined with local service revenue. The following table summarizes consolidated financial information of the Company’s operations by geographic location (in thousands):

	North America	Europe	Total
Fiscal Year 2005
Net revenues	$14,906	$6,577	$21,483
Long lived assets	28,117	656	28,773
Fiscal Year 2004
Net revenues	$15,954	$6,343	$22,297
Long lived assets	29,761	652	30,413
Fiscal Year 2003
Net revenues	$14,950	$6,056	$21,006
Long lived assets	32,615	590	33,205

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

	Year ended March 31,
	2005	2004	2003
Databases	$16,566	$17,371	$16,878
RAD Tools	4,917	4,926	4,128
Total Net Revenue	$21,483	$22,297	$21,006

EXHIBIT INDEX

Exhibit		Description
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

4.2

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

4.4

Third Amendment to Registration Rights Agreement by and between the Registrant and Astoria Capital Partners, L.P., dated as of September 27, 2001, as amended on January 30, 2003 (included as Exhibit 4.3 to the Registrant’s Form 8-K filed with the Commission on January 30, 2003 and incorporated herein by reference).

4.5

Note Exchange Agreement between the Registrant and Astoria Capital Partners, L.P. dated January 30, 2003 (included as Exhibit 4.1 to the Registrant’s Form 8-K filed with the Commission on January 30, 2003 and incorporated herein by reference).

4.6

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

4.8

Form of Common Stock Purchase Warrant issued by the Registrant to Astoria Capital Partners, L.P. dated April 1, 2004. Originally issued on November 30, 2000 and adjusted on April 1, 2003 (included as Exhibit 4.9 to the Registrant’s Form 10-KSB filed with the Commission on June 29, 2004 and incorporated herein by reference).

4.9

Agreement Regarding Amended and Restated Common Stock Purchase Warrant and 5% Convertible Subordinated Note Due 2008, dated December 14, 2004 (included as exhibit 4.12 to the Registrant’s Form 8-K filed with the Commission on December 17, 2004 and incorporated herein by reference).

10.1	*	1999 Stock Option Plan, as amended on June 21, 2002 (included as Exhibit 10.4 to the Registrant’s Form 10-QSB filed with the Commission on August 13, 2002 and incorporated herein by reference).

10.2	*

2001 Employee Stock Purchase Plan as amended on December 28, 2001 (included as Exhibit 10.1 to the Registrant’s Form 10-QSB filed with the Commission on March 21, 2002 and incorporated herein by reference).

10.3	*

Option Agreement dated September 24, 2001, between the Registrant and Carlton H. Baab (included as Exhibit 10.22 of Registrant’s Form 10-QSB filed with the Commission on November 14, 2001 and incorporated herein by reference).

10.4	*

Employment and Service Agreement by and between the Registrant and Gwyneth Gibbs dated April 1, 2004 (included as Exhibit 10.4 to the Registrant’s Form 10-KSB filed with the Commission on June  29, 2004 and incorporated herein by reference).

10.5	*

Form of Indemnification Agreement entered into with officers and directors of Registrant (included as Exhibit 10.2 to the Registrant’s Form 10-QSB filed with the Commission on March 21, 2002 and incorporated herein by reference).

10.6	*

Form of Stock Option Agreement, between the Registrant and Soheil Raissi (included as Exhibit 10.5 to the Registrant’s Form 10-QSB filed with the Commission on August 13, 2002 and incorporated herein by reference).

10.7	*

Offer Letter Agreement, effective April 15, 2002, between the Registrant and Brian C. Bezdek (included as Exhibit 10.6 to the Registrant’s Form 10-QSB filed with the Commission on August 13, 2002 and incorporated herein by reference).

10.8	*

Form of Stock Option Agreement, between the Registrant and Brian C. Bezdek (included as Exhibit 10.2 to the Registrant’s Form 10-QSB filed with the Commission on February 12, 2003 and incorporated herein by reference).

10.9	*

Severance and Change of Control Agreement, dated April 5, 2003, between the Registrant and Carlton H. Baab (included as Exhibit 10.12 to the Registrants Form 10-KSB filed with the Commission on June 6, 2003 and incorporated herein by reference).

10.10

Loan and Security Agreement dated February 11, 2004, between the Registrant, Raining Data U.S., Inc. and Silicon Valley Bank (included as Exhibit 10.13 to the Registrant’s Form 10-KSB filed with the Commission on June 29, 2004 and incorporated herein by reference).

10.11

Lease Agreement dated November 9, 2004 between Registrant and The Irvine Company (included as Exhibit 10.1 to the Registrant’s Form 10-QSB filed with the Commission on November 9, 2004, and incorporated herein by reference).

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

*                    Indicates management contracts or compensatory plans and arrangements filed pursuant to Item 601 of Regulation S-B under the Exchange Act.