Form 10QSB
period 2005-06-30
RAINING DATA CORP
filed 2005-08-11
CIK 820738

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-QSB

(Mark One)
☒	Quarterly Report under Section 13 or 15(d) of the Securities Exchange Act of 1934

For the quarterly period ended June 30, 2005

☐	Transition Report Pursuant to Section 13 or 15(d) of the Exchange Act

For the transition period from to

Commission File number 0-16449

RAINING DATA CORPORATION
(Exact name of registrant as specified in its charter)

Delaware	94-3046892
(State of Incorporation)	(IRS Employer Identification No.)

17500 Cartwright Road Irvine, CA 92614
(Address of principal executive offices)

(949) 442-4400
(Registrant’s telephone number)

Check whether the issuer: (1) filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☒  No ☐

As of June 30, 2005, there were 19,776,456 shares of registrant’s Common Stock, $.10 par value, outstanding.

Transitional Small Business Disclosure Format (Check one): Yes ☐  No ☒

RAINING DATA CORPORATION

PART I.  FINANCIAL INFORMATION

ITEM 1.  FINANCIAL STATEMENTS

RAINING DATA CORPORATION AND SUBSIDIARIES

UNAUDITED CONDENSED CONSOLIDATED BALANCE SHEETS

	June 30, 2005	March 31, 2005
	(In thousands)
ASSETS

Current assets
Cash	$10,341	$10,625
Trade accounts receivable-net	1,971	2,009
Other current assets	368	403
Total current assets	12,680	13,037

Property, furniture and equipment-net	875	871

Goodwill	27,684	27,684
Other assets	194	218
Total assets	$41,433	$41,810

LIABILITIES AND STOCKHOLDERS’ EQUITY

Current liabilities
Accounts payable	$318	$542
Accrued liabilities	2,355	2,548
Deferred revenue	5,198	5,258
Total current liabilities	7,871	8,348

Long term debt-net of discount	21,986	21,692
Total liabilities	29,857	30,040

Commitments and contingencies

Stockholders’ equity
Preferred stock	300	300
Common stock	1,978	1,975
Additional paid-in capital	98,298	98,267
Deferred stock-based compensation	(4)	(10)
Accumulated other comprehensive income	1,323	1,394
Accumulated deficit	(90,319)	(90,156)
Total stockholders’ equity	11,576	11,770

Total liabilities and stockholders’ equity	$41,433	$41,810

See accompanying notes to the unaudited condensed consolidated financial statements.

RAINING DATA CORPORATION AND SUBSIDIARIES

UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

	Three Months Ended June 30,
	2005	2004
Net revenues
Licenses	$2,311	$2,222
Services	2,982	2,975
Total net revenues	5,293	5,197

Costs of revenues
Cost of license revenues	87	72
Cost of service revenues	620	468
Total cost of revenues	707	540

Gross profit	4,586	4,657

Cost of operations
Selling and marketing	1,329	1,414
Research and development	2,238	1,738
General and administrative	878	889
Stock-based compensation	6	32
Amortization of intangible assets	—	650
Total operating expenses	4,451	4,723

Operating income (loss)	135	(66)

Other expense
Interest expense-net	(247)	(303)
Other expense-net	(51)	(10)
Total other expense	(298)	(313)
Net loss	$(163)	$(379)

Basic and diluted net loss per share	$(0.01)	$(0.02)

Shares used in computing basic and diluted net loss per share	19,764	18,415

Departmental allocation of stock-based compensation
Research and development	$6	$30
General and administrative	—	2
Total stock-based compensation	$6	$32

See accompanying notes to the unaudited condensed consolidated financial statements.

RAINING DATA CORPORATION AND SUBSIDIARIES

UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

THREE MONTHS ENDED JUNE 30,

	2005	2004
	(In thousands)
Cash flows from operating activities:
Net loss	$(163)	$(379)
Adjustments to reconcile net loss to net cash provided by (used in) operating activities:
Depreciation and amortization of long-lived assets	82	725
Note payable discount amortization	21	21
Amortization of deferred stock-based compensation	6	32
Change in assets and liabilities:
Trade accounts receivable	(129)	398
Other current and non-current assets	24	86
Accounts payable	(217)	29
Accrued liabilities	125	(631)
Deferred revenue	75	284
Net cash provided by (used in) operating activities	(176)	565

Cash flows from investing activities:
Purchase of property, furniture and equipment	(91)	(7)
Net cash used in investing activities	(91)	(7)

Cash flows from financing activities:
Proceeds from exercise of stock options and warrants	34	32
Repayment of debt	—	(16)
Net cash provided by financing activities	34	16

Effect of exchange rate changes on cash	(51)	(13)

Net increase (decrease) in cash and equivalents	(284)	561

Cash and equivalents at beginning of period	10,625	7,783
Cash and equivalents at end of period	$10,341	$8,344

Non-cash financing activities:
Issuance of payment-in-kind notes for accrued interest	$267	$289

See accompanying notes to the unaudited condensed consolidated financial statements.

RAINING DATA CORPORATION AND SUBSIDIARIES

CONDENSED NOTES TO THE UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

June 30, 2005

1.  INTERIM FINANCIAL STATEMENTS

The unaudited interim condensed consolidated financial information furnished herein reflects all adjustments, consisting only of normal recurring items, which in the opinion of management are necessary to fairly state Raining Data Corporation and subsidiaries’ (the “Company”) consolidated financial position, the results of their operations and their cash flows for the dates and periods presented and to make such information presented not misleading. Certain information and footnote disclosures normally included in financial statements prepared in accordance with accounting principles generally accepted in the United States of America have been omitted pursuant to SEC rules and regulations; nevertheless, management of the Company believes that the disclosures herein are adequate to make the information presented not misleading. These condensed consolidated financial statements should be read in conjunction with the Company’s audited financial statements for the year ended March 31, 2005, contained in the Company’s Annual Report on Form 10-KSB. The results of operations for the period ended June 30, 2005, are not necessarily indicative of results to be expected for any other interim period or the fiscal year ending March 31, 2006.

Stock Options

Pro forma information, which assumes the Company had accounted for stock options granted under the fair value method prescribed by Statement of Financial Accounting Standards (“SFAS”) No. 123, “Accounting for Stock-based Compensation” as amended, is presented below. The per share weighted average fair values of stock options granted for the three-month periods ended June 30, 2005 and 2004, as estimated using the Black-Scholes option-pricing model, were $2.16 and $2.83, respectively.  The following assumptions were used for the three-month period ended June 30, 2005: dividend yield of 0%; expected volatility of 114%; risk-free interest rate of 3.99%; and expected life of 7 years.  The following assumptions were used for the three-month period ended June 30, 2004: dividend yield of 0%; expected volatility of 126%; risk-free interest rate of 4.18%; and expected life of 7 years.

For purposes of pro forma disclosures, the estimated fair value of the options is amortized to expense over the options’ vesting periods. The Company’s historical and pro forma net loss per share for the three-month periods ended June 30, 2005 and 2004 are as follows (in thousands, except per share data):

	Three Months ended June 30,
	2005	2004
Net loss:
As reported	$(163)	$(379)

Add:
Stock-based employee compensation expense included in net loss	6	32

Less:
Total stock-based employee compensation expense determined under the fair value method for all awards	(353)	(290)

Pro forma net loss:	$(510)	$(637)

Basic and diluted loss per share
As reported	$(0.01)	$(0.02)
Pro forma	$(0.03)	$(0.03)

2.  RECENTLY ISSUED ACCOUNTING STANDARDS

In December 2004, the Financial Accounting Standards Board (“FASB”) issued SFAS No. 123R, “Share-Based Payment,” which establishes standards for the accounting for transactions in which an entity exchanges its equity instruments for employee services. A key provision of this statement is the requirement of a public entity to measure the cost of employee services received in exchange for an award of equity instruments (including stock options) based on the grant-date fair value of the award. That cost will be recognized over the period during which an employee is required to provide service in exchange for the award (i.e., the requisite service period or vesting period). With respect to the Company, which is a small business issuer, this statement becomes effective on April 1, 2006. The future impact of the adoption of SFAS 123R on the Company's consolidated financial position and results of operations has not been determined at this time, however, the adoption of this statement is expected to reduce earnings in future periods.

3.  LONG-TERM DEBT

Long-term debt of the Company, including the Convertible Subordinated Note payable to Astoria Capital Partners, L.P. (“Astoria”), the Company’s controlling stockholder, as of June 30, 2005 and March 31, 2005, is as follows (in thousands):

	June 30, 2005	March 31, 2005
Subordinated Convertible Note payable to Astoria	$21,947	$21,681
Plus accrued interest	274	267
Less unamortized discount	(235)	(256)
Total debt	21,986	21,692

Less current portion of long-term debt	—	—
Total long-term debt	$21,986	$21,692

4.  STOCKHOLDERS’ EQUITY

Basic loss per share is computed using the net loss and the weighted average number of common shares outstanding during the period. Diluted loss per share is computed using the net loss and the weighted average number of common shares and dilutive potential common shares outstanding during the period when the potential common shares are not anti-dilutive. Potential dilutive common shares include outstanding stock options and warrants, convertible debt, and convertible preferred stock. There were outstanding options to purchase 4,058,646 shares of the Company’s common stock with exercise prices ranging from $0.75 to $33.13 per share as of June 30, 2005.  There were outstanding options to purchase 4,043,397 shares of the Company’s common stock with exercise prices ranging from $0.75 to $52.50 per share as of June 30, 2004.  There were outstanding warrants to purchase 500,000 shares of the Company’s common stock at an exercise price of $6.29 as of June 30, 2005.  There were outstanding warrants to purchase 2,169,647 shares of the Company’s common stock with exercise prices ranging from $2.35 to $6.29 per share as of June 30, 2004.  There were 300,000 shares of preferred stock, which are convertible into 500,100 shares of common stock, outstanding at June 30, 2005 and 2004.  There was convertible debt outstanding at June 30, 2005 and 2004, which is convertible into 4,389,556 and 4,692,407 shares of common stock, respectively.  The effects of these items were not included in the computation of diluted earnings per share because their effect would have been anti-dilutive.

The change in accumulated other comprehensive income during the three-month periods ended June 30, 2005 and 2004 is the result of the effect of foreign exchange rate changes. The following table reconciles net loss as reported with total comprehensive loss (in thousands):

	Three Months ended June 30,
	2005	2004
Net loss reported	$(163)	$(379)
Translation adjustments—net	(71)	(207)
Total comprehensive loss	$(234)	$(586)

5.  BUSINESS SEGMENT

The Company operates in one reportable segment. International operations consist primarily of foreign sales offices selling software developed in the United States of America combined with local service revenue. The following table summarizes consolidated financial information of the Company’s operations by geographic location (in thousands):

	North America	Europe	Total
As of and for Three Months Ended June 30, 2005
Net revenues	$3,680	$1,613	$5,293
Long lived assets	27,781	972	28,753
As of and for Three Months Ended June 30, 2004
Net revenues	$3,724	$1,473	$5,197
Long lived assets	29,050	639	29,689

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

	Three Months Ended June 30,
	2005	2004
Databases	$4,200	$4,149
RAD Tools	1,093	1,048
Total Net Revenues	$5,293	$5,197

6.  COMMITMENTS AND CONTINGENCIES

The Company is subject from time to time to litigation, claims and suits arising in the ordinary course of business.  As of June 30, 2005, the Company was not a party to any known material litigation, claim or suit.

The Company’s standard customer license and software agreements contain indemnification and warranty provisions which are generally consistent with practice in the Company’s industry.  The duration of the Company’s service warranties generally does not exceed 30 days following completion of its services.  The Company has not incurred significant future obligations.  Accordingly, the Company does not maintain accruals for potential customer indemnification or warranty-related obligations.  The maximum potential amount of future payments that the Company could be required to make is generally limited under the indemnification provisions in its customer licenese and service agreements.

ITEM 2.  MANAGEMENT’S DISCUSSION AND ANALYSIS OR PLAN OF OPERATION

This Form 10-QSB contains forward-looking statements within the meaning of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended (the “Exchange Act”). These statements may generally be identified by the use of such words as “expect,” “anticipate,” “believe,” “intend,” “plan,” “will,” or “shall,” or the negative of those terms or similar terms. We have based these forward-looking statements on our current expectations and projections about future events. Forward-looking statements involve certain risks and uncertainties and actual results may differ materially from those discussed in any such statement. Factors that could cause actual results to differ materially from such forward-looking statements include the risks described under the heading “Risk Factors” of this Form 10-QSB and elsewhere in this Form 10-QSB. The forward-looking statements contained in this Form 10-QSB include, but are not limited to statements about the following: (1) our future success, (2) our research and development efforts and expenses, (3) our future operating results and cash flow, (4) our competitive ability and position, (5) the markets in which we operate, (6) our revenue, (7) our cost of license revenue and cost of service revenue, (8) our selling and marketing costs, (9) our general and administrative costs, (10) our stock-based compensation expense, (11) the possibility that we may seek to take advantage of opportunities in the equity and capital markets, (12) our belief that our existing cash balances combined with our cash flow from operating activities will be sufficient to meet our operating and capital expenditure requirements for the remainder of the fiscal year ending March 31, 2006 and through the foreseeable future and (13) the issuance of additional PIK notes to Astoria. All forward-looking statements in this document are made as of the date hereof, based on information available to us as of the date hereof, and we assume no obligation to update any forward-looking statement.

OVERVIEW

We were incorporated in the State of Delaware in August 1987. We were originally incorporated as Blyth Holdings, Inc. and our name was changed to Omnis Technology Corporation in September 1997. Effective December 1, 2000, we completed the acquisition of PickAx, Inc., a Delaware corporation (“PickAx”). Concurrent with the acquisition, we changed our name to Raining Data Corporation.

Our principal business is the design, development, sale and support of software infrastructure. Our products allow customers to create and enhance flexible software applications for their own needs and our software may be categorized into four product lines: XML data management server (“XDMS”), Multi-dimensional database management systems (“MDMS”), Microsoft .NET integration software based on our Pick Data Provider (“PDP”) for .NET products and Rapid Application Development (“RAD”) software tools.

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

TigerLogic provides an extensible and flexible development and deployment environment. Unlike other XML data management alternatives, TigerLogic XDMS does not need to know the schema or structure of data before  processing and storing it. We believe the ability to make XML schemas optional is a vital innovation because the structures of operational systems frequently change, and mapping schemas for the purpose of linking to a new data source is both difficult and time-consuming. The system also enables support for schema versioning, which is critical when addressing evolving standards and XML schemas. The General Availability Release of TigerLogic XDMS version 2.1, which included many feature enhancements and the full implementation of our XQuery engine, was released in May 2005.

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

Our PDP product line includes the Pick Data Provider for .Net and our Pick Reporting Services Connector. The PDP component for the Microsoft .NET Framework is tightly integrated with Microsoft Visual Studio .NET. It allows software developers using IBM’s Universe and Unidata databases and our D3 database platform to build client/server applications, Web applications or Web services using any of the languages and technologies that run on the Microsoft .NET Framework, such as Microsoft ASP.NET, Visual Basic ..NET, Visual C# .NET and Visual J# .NET. Announced in February 2005 and released in May 2005, our Pick Reporting Services Connector enables a data connection that allows Pick database users to unlock the benefits of Microsoft Reporting Services to take advantage of a comprehensive, server-based reporting solution that can author, manage, and deliver both paper-oriented and interactive, Web-based reports. This solution also allows access to IBM UniVerse, IBM UniData and Pick D3 data.

Our RAD products support the full life cycle of software application development and are designed for rapid prototyping, development and deployment of graphical user interface (“GUI”) client/server and Web applications. The RAD products include Omnis Studio, Omnis Studio for SAP and Omnis Classic, and are object-oriented and component-based, providing the ability to deploy applications on operating system platforms such as Windows, Unix and Linux, as well as database environments such as MySQL, Oracle, DB2, Sybase, Microsoft SQL Server and other Open Data Base Connectivity (“ODBC”) compatible database management systems.

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

In the United States, we sell our products through established distribution channels consisting of OEMs, system integrators, specialized vertical application software developers and consulting organizations. We also sell our products directly through our sales personnel to end user organizations. Outside the United States, we maintain direct sales offices in the United Kingdom, France and Germany. Approximately 30% and 28% of our revenue came from sales through our offices located outside the United States for the three-month periods ended June 30, 2005 and 2004, respectively.

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

•           Corporate Information Technology (“IT”) Departments.

For the three-month periods ended June 30, 2005 and 2004, no single customer accounted for more than 10% of our revenue.

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

The application development tools software market is rapidly changing and intensely competitive. Our MDMS products compete with products developed by companies such as Oracle, Microsoft and IBM. Our RAD products currently encounter competition from several direct competitors, including Microsoft, and competing development environments, including JAVA. Competition is developing and evolving in the XML market for which our XDMS products are intended. Companies that do or are expected to compete in this market include Oracle, IBM, Microsoft and Sybase, as well as a number of smaller companies with products that directly and indirectly compete with our XDMS products. Our PDP products compete primarily with products developed by Microsoft and Oracle. Most of our competitors have significantly more financial, technical, marketing and other resources than we do. As a result, these competitors may be able to respond more quickly to new or emerging technologies, evolving markets and changes in customer requirements, and may devote greater resources to the development, promotion and sale of their products.

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

We rely primarily on a combination of trade secret, copyright and trademark laws and contractual provisions to protect our intellectual property and proprietary rights. Our trademarks include Raining Data, Pick, TigerLogic, D3, Omnis, Omnis Studio, mvEnterprise, mvBase, and mvDesigner, among others. We also have one pending U.S. patent application as of June 30, 2005.

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

At June 30, 2005, we had 146 employees worldwide of which 111 were in the United States and 35 were in our international offices. Of the 146 employees, 143 are full-time and approximately 50% are in research and development, 15% in technical support, 20% in sales and marketing and 15% in general and administrative functions.

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

GOODWILL.   We assess the impairment of long-lived assets and goodwill whenever events or changes in circumstances indicate that the carrying value may not be recoverable. We also assess the value of goodwill at least annually. Factors we consider to be important which could trigger an impairment review include the following:

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

When we determine that the carrying value of long-lived assets may not be recoverable based upon the existence of one or more of the above indicators of impairment and the carrying value of the asset cannot be recovered from projected undiscounted cash flows, we measure any impairment based on a projected discounted cash flow method using a discount rate determined by our management to be commensurate with the risk inherent in the current business model. Significant management judgment is required in determining whether an indicator of impairment exists and in projecting cash flows.

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

	Three Months Ended June 30, 2005			Three Months Ended June 30, 2004
	Results	% of Net Revenues	Percent Change	Results	% of Net Revenues
Net revenues
Licenses	$2,311	44%	4%	$2,222	43%
Services	2,982	56%	0%	2,975	57%
Total net revenues	5,293	100%	2%	5,197	100%
Cost of revenues
Cost of license revenues (as a % of license revenues)	87	4%	21%	72	3%
Cost of service revenues (as a % of service revenues)	620	21%	32%	468	16%
Gross margin on license revenues	2,224	96%	3%	2,150	97%
Gross margin on service revenues	2,362	79%	(6%)	2,507	84%
Operating expenses
Selling and marketing	1,329	25%	(6%)	1,414	27%
Research and development	2,238	42%	29%	1,738	33%
General and administrative	878	17%	(1%)	889	17%
Stock-based compensation	6	0%	(81%)	32	1%
Amortization of intangible assets	—	0%	(100%)	650	13%
Total operating costs	4,451	84%	(6%)	4,723	91%
Operating income (loss)	135	3%	(305%)	(66)	(1%)
Other expense-net	(298)	(6%)	(5%)	(313)	(6%)
Net loss	$(163)	(3%)	(57%)	$(379)	(7%)

REVENUE

NET REVENUE. Our revenue is derived principally from two sources: fees from software licensing and fees for services, including maintenance, consulting, training and technical support. We license our software on a per-CPU, per-server, per-port or per-user basis. Therefore, the addition of CPU’s, servers, ports or users to existing systems increases our revenue from our installed base of licenses. We view the MDMS and RAD markets in which we operate to be relatively stable and consistent from period to period and anticipate that our revenue on an annual basis from those products will remain stable for the foreseeable future. Fluctuations in revenue between quarters or year-to-year are primarily the result of the timing of orders and customer ordering patterns. We do not view the increase in year-to-year revenues for the three-month periods ended June 30, 2005 and 2004 to be representative of immediate market trends. In the longer term, we expect that the MDMS and RAD markets will eventually contract as customers adopt newer technologies, and, therefore, the revenue generated from sales of our MDMS and RAD products is expected to decrease.

We have been actively developing and marketing our XDMS and PDP product lines. Should our development efforts and the adoption of these product lines be successful, we anticipate additional revenues in future periods related to the sale of these products. However, we can give no assurances as to customer acceptance of any new products or services, or the ability of the current or any new products and services to generate revenue. While we are committed to research and development efforts that are intended to allow us to penetrate new markets and generate new sources of revenue, such efforts may not result in additional products, services or revenue. There have been no sales of the XDMS products, and, to date, PDP product revenues have not been material.

COST OF REVENUE

COST OF LICENSE REVENUE. Cost of license revenue is comprised of direct costs associated with software license sales including software packaging, documentation, physical media costs and royalties. Cost of license revenue remained relatively consistent in the three-month period ended June 30, 2005 as compared to the same period in the prior year. We anticipate that the cost of license revenue, as a percentage of license revenue and in absolute dollars, will be relatively stable in future periods.

COST OF SERVICE REVENUE. Cost of service revenue includes primarily personnel costs relating to providing consulting, technical support and training services.  In the three-month period ended June 30, 2005, cost of service revenue increased as a result of consulting costs related to external customer support as well as product mix changes.  We anticipate that the cost of service revenue, as a percentage of service revenue and in absolute dollars, will be relatively stable in future periods.

OPERATING EXPENSES

SELLING AND MARKETING. Selling and marketing expense consists primarily of salaries, benefits, advertising, tradeshows, travel and overhead costs for our sales and marketing personnel. Selling and marketing expense remained relatively consistent in the three-month period ended June 30, 2005 as compared to the same period in the prior year. We anticipate that selling and marketing costs related to XDMS products may increase as we further develop the sales channel for these products and if customer acceptance of these products increases. In addition, if our continued research and development efforts are successful, including with respect to our XDMS products, and new products or services are created, we may incur increased sales and marketing expense to promote those new products in future periods.

RESEARCH AND DEVELOPMENT. Research and development expense consists primarily of salaries and other personnel-related expenses and overhead costs for engineering personnel, including employees in the US and the UK and contractors in the US and India. In the three-month period ended June 30, 2005, spending related to our development efforts increased as certain of our new products reached general or production release and we continued to refine and add certain features and functionality to these products. The majority of these costs have been personnel-related as we have hired employees and contractors in association with the ongoing development and enhancement of our product lines. We are committed to our research and development efforts and expect research and development expense will remain at the current level in future periods or increase if we believe that additional spending is warranted. Such efforts may not result in additional new products and any new products, including the XDMS products, may not generate sufficient revenue, if any, to offset the research and development expense.

GENERAL AND ADMINISTRATIVE. General and administrative expense consists primarily of costs associated with our finance, human resources, legal and other administrative functions. These costs consist principally of salaries and other personnel-related expenses, professional fees, depreciation and overhead costs. General and administrative spending remained relatively consistent in the three-month period ended June 30, 2005 as compared to the same period in the prior year. We anticipate that general and administrative costs as a percentage of revenue and in absolute dollars will remain relatively stable during fiscal 2006.

STOCK-BASED COMPENSATION.  The decreases in stock-based compensation in the three-month period ended June 30, 2005 as compared to the same period in the prior year is attributable primarily to cancellations of previously issued options with an exercise price below fair value on date of grant for terminated employees, options reaching the end of their vesting periods, no new options being granted with an exercise price below fair value at the date of grant, and fewer options granted to non-employees. We do not anticipate significant changes in stock-based compensation expense in future periods prior to the adoption of SFAS 123R. By causing the Company to incur significantly increased compensation costs, such accounting changes are expected to reduce the Company's reported earnings and may require the Company to reduce the availability and amount of equity incentives provided to employees, which may make it more difficult for the Company to attract, retain and motivate key personnel. Each of these results could materially and adversely affect the Company's business. The future impact of the adoption of SFAS 123R on the Company's consolidated financial position and results of operations has not been determined at this time, however, the adoption of this statement is expected to reduce earnings in future periods.

GOODWILL AND AMORTIZATION OF INTANGIBLE ASSETS.   We amortize our identifiable intangible assets in accordance with their determined useful life. The life of our existing intangible assets was estimated to be four years. As of June 30, 2005, our existing intangible assets were fully amortized.

OTHER INCOME (EXPENSE). Other expense consists primarily of net interest expense and, to a much lesser extent, gains and losses on foreign currency transactions. Other expense remained relatively consistent during the three-month period ended June 30, 2005 as compared to the three-month period ended June 30, 2004.  Due to the uncertainty in exchange rates, we may experience transaction gains or losses in future periods, the effect of which cannot be determined at this time.

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

On December 14, 2004, we entered into an Agreement Regarding Amended and Restated Common Stock Purchase Warrant and 5% Convertible Subordinated Note Due 2008 with Astoria whereby we could redeem, in part, the Note and the payment in kind (“PIK”) notes in advance of January 30, 2005. On December 14, 2004, Astoria exercised its warrant in the amount of $2,670,904. In lieu of a cash payment, we used the proceeds of the exercise to paydown a portion of the indebtedness to Astoria. The paydown consisted of $247,129 for accrued and unpaid interest, $1,914,165 for the PIK Notes issued to date and $509,610 as a reduction of principal of the Convertible Subordinated Note. As of June 30, 2005 there were outstanding PIK notes to Astoria for the accrued interest due in the aggregate amount of $273,595. For the foreseeable future, we expect to issue additional PIK notes to Astoria in lieu of cash payments for the interest due under the Convertible Subordinated Note. If the Convertible Subordinated Note or the PIK notes are converted into common stock, our stockholders may experience substantial dilution. Unlike the Secured Promissory Note, the Convertible Subordinated Note is not secured by our assets.

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

At June 30, 2005, we had $10.3 million in cash. We believe that our existing cash balances combined with our cash flow from operating activities will be sufficient to meet our operating and capital expenditure requirements for the remainder of the fiscal year ending March 31, 2006 and through the foreseeable future. We are committed to research and development efforts that are intended to allow us to penetrate new markets and generate new sources of revenue and improve operating results. However, our research and development efforts have required, and will continue to require, cash outlays without the immediate or short-term receipt of related revenue. Our ability to service our long-term debt and meet our expenditure requirements is dependent upon our future financial performance, which will be affected by, among other things, prevailing economic conditions, our ability to penetrate new markets and attract new customers, market acceptance of our new and existing products and services, the success of research and development efforts and other factors beyond our control.

On February 11, 2004, we entered into a credit facility with Silicon Valley Bank which provides us with the ability to borrow up to $1.5 million at an annual interest rate of Prime plus 1.0%, provided that the annual interest rate shall never be less than 5%. The credit facility is collateralized by our assets and expires in February 2006. The credit facility contains financial and reporting covenants that require us to maintain certain financial ratios only when we have outstanding borrowings on the line. There were no outstanding borrowings at June 30, 2005. Upon expiration of the term of this facility we will assess our credit and liquidity needs in relation to market factors. However, we believe that the facility is not required for liquidity purposes or to meet our cash flow needs.

On November 9, 2004, we entered into a lease agreement with The Irvine Company whereby we leased one building in Irvine, California, comprising approximately 29,000 square feet, to replace our current headquarters facility. The lease will commence in November 2005 and has a five-year term. If certain conditions are met, we have the option to extend the term of the lease for an additional thirty-six months. The total basic rent over the five-year term is approximately $2.6 million, which represents a lower per square foot cost than our current property lease. The annual basic rent during the five-year term ranges from approximately $475,000 during the first year to approximately $545,000 during the fifth year. The rent expense will be recorded on a straight line basis over the lease term commencing once we have physical rights to the property. We expect to incur move-in costs in future periods; however, these costs are not expected to be material in the periods in which they are incurred.

We had no material commitments for capital expenditures at June 30, 2005.

Net cash used in operating activities was $0.2 million and net cash provided by operating activities was $0.6 million for the three-month periods ended June 30, 2005 and 2004, respectively.

Our earnings before interest, taxes, depreciation and amortization (EBITDA) were $0.2 million, or 4% of total net revenue, and $0.7 million, or 13% of total net revenue, for the three-month periods ended June 30, 2005 and 2004, respectively. The reduction in EBITDA was a result of the increased spending for research and development. EBITDA is defined as net loss with an add-back for depreciation and amortization, non-cash stock-based compensation expense, interest expense, other income and income taxes. The following table reconciles EBITDA to the reported net loss:

RECONCILIATION OF EBITDA TO NET LOSS

	Three months ended June 30,
In $000’s	2005	2004
Reported net loss	$(163)	$(379)
Depreciation and amortization	82	725
Stock-based compensation	6	32
Interest expense-net	247	303
Other expense-net	51	10

EBITDA	$223	$691

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

Our EBITDA financial information is also comparable to net cash provided by (used in) operating activities. The table below reconciles EBITDA to the GAAP disclosure of net cash provided by (used in) operating activities:

RECONCILIATION OF EBITDA TO NET CASH PROVIDED BY (USED IN) OPERATING ACTIVITIES

	Three months ended June 30,
In $000’s	2005	2004
Net cash provided by (used in) operating activities	$(176)	$565

Interest expense-net	247	303
Other expense-net	51	10
Change in accounts receivable	129	(398)
Change in other assets	(24)	(86)
Change in accounts payable	217	(29)
Change in accrued liabilities	(125)	631
Change in deferred revenue	(75)	(284)
Note payable discount amortization	(21)	(21)

EBITDA	$223	$691

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

We have devoted significant resources to the research and development of products and technology. We believe that our future success will depend in large part on a strong research and development effort with respect to both our existing and new products. Beginning in 2001, we began an extensive effort to leverage our time-proven Pick UDM and core intellectual property to create an enterprise class XML database management server for the emerging XML market. This significant investment of time and resources resulted in the TigerLogic XDMS product line. We have also introduced the PDP product line, which is designed to support the Microsoft.NET Framework and Microsoft Reporting Services. While we intend for these efforts to improve our future operating results and increase cash flow, such efforts may not result in new products or revenue, and any new products that do result may not be successful. The development of new or enhanced software products is a complex and uncertain process requiring high levels of innovation, as well as accurate anticipation of customer and technical trends. In developing new products and services, we may fail to develop and market products that respond to technological changes or evolving industry standards in a timely or cost-effective manner, or experience difficulties that could delay or prevent the successful development, introduction and marketing of these new products. The development and introduction of new or enhanced products also requires us to manage the transition from older products in order to minimize disruptions in customer ordering patterns and to ensure that adequate supplies of new products can be delivered to meet customer demand. Failure to develop and introduce new products, or enhancements to existing products, in a timely manner in response to changing market conditions or customer requirements, or lack of customer acceptance of our products, will materially and adversely affect our business, results of operations and financial condition.

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

The application development tools software market is rapidly changing and intensely competitive. Our MDMS products compete with products developed by companies such as Oracle, Microsoft and IBM. Our RAD products currently encounter competition from several direct competitors, including Microsoft, and competing development environments, including JAVA. Competition is developing and evolving in the XML market for which our XDMS products are intended. Companies that do or are expected to compete in this market include Oracle, IBM, Microsoft and Sybase, as well as a number of smaller companies with products that directly and indirectly compete with our XDMS products. Our PDP products compete primarily with products developed by Microsoft and Oracle. Additionally, as we expand our business, we expect to compete with a different group of companies, including smaller, highly focused companies offering single products.

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

OUR PRODUCTS HAVE A LONG SALES CYCLE WHICH COULD RESULT IN DELAYS IN THE RECEIPT OF REVENUE.

The sales cycle for our MDMS and RAD products typically ranges from three to nine months or longer and the sales cycle for our XDMS and PDP products is anticipated to be significantly longer since these markets are emerging and the products are still in the process of being adopted by the marketplace. Our products are typically used by application developers, system integrators and value added resellers to develop applications that are critical to their corporate end user’s business. Because our products are often part of an end user’s larger business process, re-engineering initiative, or implementation of client/server or web-based computing, the end users frequently view the purchase of our products as part of a long-term strategic decision regarding the management of their workforce-related operations and expenditures. Thus, this sometimes results in end users taking a significant period of time to assess alternative solutions by competitors or to defer a purchase decision as a result of an unrelated strategic issue beyond our control. As a result, a significant period of time may elapse between our research and development efforts and recognition of revenue, if any.

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

THE CONCENTRATION OF OUR STOCK OWNERSHIP AND THE DEBT OWED TO ASTORIA GIVE CERTAIN STOCKHOLDERS SIGNIFICANT CONTROL OVER OUR BUSINESS.

As of June 30, 2005, Astoria beneficially owned approximately 59% of our outstanding common stock. As of such date, Astoria also owned all of our outstanding preferred stock. In addition, as of June 30, 2005, the Convertible Subordinated Note issued to Astoria had a balance of approximately $22 million in principal and accrued interest maturing on May 30, 2008. Richard W. Koe, Chairman of the Board of Directors, serves as the Managing General Partner for Astoria Capital Management, which is a general partner of Astoria. Carlton H. Baab, our President and Chief Executive Officer, served as a Managing Principal of Astoria Capital Management until taking a formal leave of absence to join us in August 2001. This concentration of stock ownership, together with the outstanding debt, would allow Astoria, acting alone, to block any actions that require approval of our stockholders, including the election of members to the Board of Directors and the approval of significant corporate transactions. Moreover, this concentration of ownership may delay or prevent a change in control.

RECENT RULEMAKING BY THE FINANCIAL ACCOUNTING STANDARDS BOARD WILL REQUIRE THE COMPANY TO EXPENSE EQUITY COMPENSATION GIVEN TO EMPLOYEES AND WILL SIGNIFICANTLY HARM OPERATING RESULTS AND MAY REDUCE THE COMPANY’S ABILITY TO EFFECTIVELY UTILIZE EQUITY COMPENSATION TO ATTRACT AND RETAIN EMPLOYEES.

The Company historically has used stock options as a significant component of its employee compensation program in order to align employees’ interests with the interests of the Company’s stockholders, encourage employee retention, and provide competitive compensation packages. The FASB has adopted changes that will require companies to record a charge to earnings for employee stock option grants and other equity incentives, which will have a significant impact on the Company’s results of operations. The Company is required to implement the standard no later than its fiscal year 2007. By causing the Company to incur significantly increased compensation costs, such accounting changes are expected to reduce the Company’s reported earnings and may require the Company to reduce the availability and amount of equity incentives provided to employees, which may make it more difficult for the Company to attract, retain and motivate key personnel. Each of these results could materially and adversely affect the Company’s business.  The future impact of the adoption of  SFAS 123R on the Company’s consolidated financial position and results of operations has not been determined at this time, however, the adoption of this statement is expected to reduce earnings in future periods.

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

THE INABILITY TO PROTECT OUR INTELLECTUAL PROPERTY COULD HARM OUR ABILITY TO COMPETE.

Our ability to compete successfully will depend, in part, on our ability to protect our proprietary technology and operations without infringing upon the rights of others. We may fail to do so. In addition, the laws of certain countries in which our products are, or may be, licensed may not protect our proprietary rights to the same extent as the laws of the United States. We rely primarily on a combination of trade secret, copyright and trademark laws and contractual provisions to protect our intellectual property and proprietary rights. Our trademarks include Raining Data, Pick, D3, Omnis, Omnis Studio, mvEnterprise, mvBase, mvDesigner and TigerLogic, among others. We also have one pending U.S. patent application as of June 30, 2005. In addition to trademark and copyright protections, we license our products to end users on a “right to use” basis pursuant to a perpetual license agreement that restricts use of products to a specified number of users.

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

As of June 30, 2005, we had 19,776,456 outstanding shares of common stock, of which approximately 9,200,000 shares were restricted securities held by Astoria and other holders. Restricted securities may be sold in the public market only if they are registered or if they qualify for an exemption from registration promulgated under the Securities Act of 1933, as amended. At present, all of our outstanding restricted securities are either entitled to registration rights or eligible for public sale under Rule 144, subject to volume limitations and other requirements of Rule 144. If Astoria or other holders decide to exercise their demand registration rights, we would incur costs and expenses associated with the registration of securities.

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

OUR GLOBAL OPERATIONS EXPOSE US TO ADDITIONAL RISKS AND CHALLENGES ASSOCIATED WITH CONDUCTING BUSINESS INTERNATIONALLY.

We operate on a global basis with offices or distributors in Europe, Africa, Asia, Latin America, South America, Australia and North America and development efforts in North America, India and Europe. Approximately 30% of our revenue for the three-month period ended June 30, 2005 was generated from our international offices. We face several risks inherent in conducting business internationally, including but not limited to the following:

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

PART II. OTHER INFORMATION

ITEM 1.  LEGAL PROCEEDINGS

We are subject from time to time to claims and suits arising in the ordinary course of business.  As of June 30, 2005, we were not a party to any material litigation, claim or suit.

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

Date: August 11, 2005	RAINING DATA CORPORATION

/s/ Brian C. Bezdek

Brian C. Bezdek
Chief Financial Officer and Duly Authorized Officer

EXHIBIT INDEX

31.1	Certification of Chief Executive Officer
31.2	Certification of Chief Financial Officer
32.1	Certification of Chief Executive Officer and Chief Financial Officer Pursuant to 18 U.S.C. 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.