Form 10QSB
period 2005-09-30
RAINING DATA CORP
filed 2005-11-14
CIK 820738

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-QSB

(Mark One)
☒	Quarterly Report under Section 13 or 15(d) of the Securities Exchange Act of 1934

For the quarterly period ended September 30, 2005

☐	Transition Report Pursuant to Section 13 or 15(d) of the Exchange Act

For the transition period from to

Commission File number 0-16449

RAINING DATA CORPORATION

(Exact name of registrant as specified in its charter)

Delaware	94-3046892
(State of Incorporation)	(IRS Employer Identification No.)

25A Technology Drive
Irvine, CA 92618

(Address of principal executive offices)

(949) 442-4400

(Registrant’s telephone number)

17500 Cartwright Road

Irvine, CA  92614

(Former name, former address and former fiscal year, if changed since last report)

Check whether the issuer: (1) filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☒  No ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).  Yes ☐  No ☒

As of September 30, 2005, there were 20,355,236 shares of registrant’s Common Stock, $.10 par value, outstanding.

Transitional Small Business Disclosure Format (Check one): Yes ☐  No ☒

RAINING DATA CORPORATION

PART I.  FINANCIAL INFORMATION

ITEM 1.  FINANCIAL STATEMENTS

RAINING DATA CORPORATION AND SUBSIDIARIES

UNAUDITED CONDENSED CONSOLIDATED BALANCE SHEETS

	September 30, 2005	March 31, 2005
	(In thousands)
ASSETS

Current assets
Cash	$10,059	$10,625
Trade accounts receivable-net	1,516	2,009
Other current assets	452	403
Total current assets	12,027	13,037

Property, furniture and equipment-net	998	871

Goodwill	27,684	27,684
Other assets	194	218
Total assets	$40,903	$41,810

LIABILITIES AND STOCKHOLDERS’ EQUITY

Current liabilities
Accounts payable	$384	$542
Accrued liabilities	2,374	2,548
Deferred revenue	5,010	5,258
Total current liabilities	7,768	8,348

Long term debt-net of discount	22,287	21,692
Total liabilities	30,055	30,040

Commitments and contingencies

Stockholders’ equity
Preferred stock	—	300
Common stock	2,036	1,975
Additional paid-in capital	98,692	98,267
Deferred stock-based compensation	—	(10)
Accumulated other comprehensive income	1,244	1,394
Accumulated deficit	(91,124)	(90,156)
Total stockholders’ equity	10,848	11,770

Total liabilities and stockholders’ equity	$40,903	$41,810

See accompanying notes to the unaudited condensed consolidated financial statements.

RAINING DATA CORPORATION AND SUBSIDIARIES

UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

	Three Months Ended September 30,		Six Months Ended September 30,
	2005	2004	2005	2004
	(In thousands, except per share data)

Net revenues
Licenses	$1,626	$2,018	$3,937	$4,240
Services	2,983	3,054	5,965	6,029
Total net revenues	4,609	5,072	9,902	10,269

Costs of revenues
Cost of license revenues	60	83	147	155
Cost of service revenues	583	646	1,203	1,114
Total cost of revenues	643	729	1,350	1,269

Gross profit	3,966	4,343	8,552	9,000

Cost of operations
Selling and marketing	1,257	1,322	2,586	2,736
Research and development	2,385	1,736	4,623	3,474
General and administrative	862	907	1,740	1,796
Stock-based compensation	4	18	10	50
Amortization of intangible assets	—	650	—	1,300
Total operating expenses	4,508	4,633	8,959	9,356

Operating loss	(542)	(290)	(407)	(356)

Other expense
Interest expense-net	(242)	(305)	(489)	(608)
Other income-net	(21)	4	(72)	(6)
	(263)	(301)	(561)	(614)
Net loss	$(805)	$(591)	$(968)	$(970)

Basic and diluted net loss per share	$(0.04)	$(0.03)	$(0.05)	$(0.05)

Shares used in computing basic and diluted net loss per share	19,945	18,452	19,854	18,433

See accompanying notes to the unaudited condensed consolidated financial statements.

RAINING DATA CORPORATION AND SUBSIDIARIES

UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

SIX MONTHS ENDED SEPTEMBER 30,

	2005	2004
	(In thousands)
Cash flows from operating activities:
Net loss	$(968)	$(970)
Adjustments to reconcile net loss to net cash provided by (used in) operating activities:
Depreciation and amortization of long-lived assets	147	1,450
Note payable discount amortization	41	41
Amortization of deferred stock-based compensation	10	50
Change in assets and liabilities:
Trade accounts receivable	408	299
Other current and non-current assets	(61)	(15)
Accounts payable	(149)	(107)
Accrued liabilities	418	6
Deferred revenue	(254)	9
Net cash provided by (used in) operating activities	(408)	763

Cash flows from investing activities:
Purchase of property, furniture and equipment	(290)	(9)
Net cash used in investing activities	(290)	(9)

Cash flows from financing activities:
Proceeds from exercise of stock options and warrants	120	37
Proceeds from issuance of common stock	65	99
Repayment of debt	—	(33)
Net cash provided by financing activities	185	103

Effect of exchange rate changes on cash	(53)	—

Net increase (decrease) in cash and equivalents	(566)	857

Cash and equivalents at beginning of period	10,625	7,783
Cash and equivalents at end of period	$10,059	$8,640

Non-cash financing activities:
Issuance of payment-in-kind notes for accrued interest	$540	$581
Conversion of preferred stock to common stock	300	—

See accompanying notes to the unaudited condensed consolidated financial statements.

RAINING DATA CORPORATION AND SUBSIDIARIES

CONDENSED NOTES TO THE UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

September 30, 2005

1.  INTERIM FINANCIAL STATEMENTS

The unaudited interim condensed consolidated financial information furnished herein reflects all adjustments, consisting only of normal recurring items, which in the opinion of management are necessary to fairly state Raining Data Corporation and subsidiaries’ (the “Company”) consolidated financial position, the results of their operations and their cash flows for the dates and periods presented and to make such information presented not misleading. Certain information and footnote disclosures normally included in financial statements prepared in accordance with accounting principles generally accepted in the United States of America have been omitted pursuant to SEC rules and regulations; nevertheless, management of the Company believes that the disclosures herein are adequate to make the information presented not misleading. These unaudited condensed consolidated financial statements should be read in conjunction with the Company’s audited financial statements for the year ended March 31, 2005, contained in the Company’s Annual Report on Form 10-KSB. The results of operations for the period ended September 30, 2005, are not necessarily indicative of results to be expected for any other interim period or the fiscal year ending March 31, 2006.

Stock Options

Pro forma information, which assumes the Company had accounted for stock options granted under the fair value method prescribed by Statement of Financial Accounting Standards (“SFAS”) No. 123, “Accounting for Stock-based Compensation,” as amended is presented below. The per share weighted average fair values of stock options granted for the three and six-month periods ended September 30, 2005, as estimated using the Black-Scholes option-pricing model, were $2.10 and $2.12, respectively.  The per share weighted average fair values of stock options granted for the three and six-month periods ended September 30, 2004, as estimated using the Black-Scholes option-pricing model, were $2.32 and $2.71, respectively.  The following weighted average assumptions were used for the three-month period ended September 30, 2005: dividend yield of 0%; expected volatility of 112%; risk-free interest rate of 4.11%; and expected life of 7 years.  The following weighted average assumptions were used for the six-month period ended September 30, 2005: dividend yield of 0%; expected volatility of 112%; risk-free interest rate of 4.05%; and expected life of 7 years.  The following weighted average assumptions were used for the three-month period ended September 30, 2004: dividend yield of 0%; expected volatility of 123%; risk-free interest rate of 3.92%; and expected life of 7 years.  The following weighted average assumptions were used for the six-month period ended September 30, 2004: dividend yield of 0%; expected volatility of 123%; risk-free interest rate of 4.05%; and expected life of 7 years.

For purposes of pro forma disclosures, the estimated fair value of the options is amortized to expense over the options’ vesting periods. The Company’s historical and pro forma net loss per share for the three and six-month periods ended September 30, 2005 and 2004 are as follows (in thousands, except per share data):

	Three Months ended September 30,		Six Months ended September 30,
	2005	2004	2005	2004

Net loss:
As reported	$(805)	$(591)	$(968)	$(970)

Add:
Stock-based employee compensation expense included in net loss	4	18	10	50

Less:
Total stock-based employee compensation expense determined under the fair value method for all awards	(333)	(288)	(686)	(578)

Pro forma net loss:	$(1,134)	$(861)	$(1,644)	$(1,498)

Basic and diluted loss per share
As reported	$(0.04)	$(0.03)	$(0.05)	$(0.05)
Pro forma	$(0.06)	$(0.05)	$(0.08)	$(0.08)

2.  RECENTLY ISSUED ACCOUNTING STANDARDS

In December 2004, the Financial Accounting Standards Board (“FASB”) issued SFAS No. 123R, “Share-Based Payment,” which establishes standards for the accounting for transactions in which an entity exchanges its equity instruments for employee services. A key provision of this statement is the requirement of a public entity to measure the cost of employee services received in exchange for an award of equity instruments (including stock options) based on the grant-date fair value of the award. That cost will be recognized over the period during which an employee is required to provide service in exchange for the award (i.e., the requisite service period). With respect to the Company, which is a small business issuer, this statement becomes effective on April 1, 2006. The future impact of the adoption of SFAS 123R on the Company’s consolidated financial position and results of operations has not been determined at this time, however, the adoption of this statement is expected to reduce earnings in future periods.

3.  LONG-TERM DEBT

The Convertible Subordinated Note payable to Astoria Capital Partners, L.P. (“Astoria”), the Company’s controlling stockholder, as of September 30, 2005 and March 31, 2005, is as follows (in thousands):

	September 30, 2005	March 31, 2005
Convertible Subordinated Note payable to Astoria	$22,221	$21,681
Plus accrued interest	281	267
Less unamortized discount	(215)	(256)
Total debt	22,287	21,692

Less current portion of long-term debt	—	—
Total long-term debt	$22,287	$21,692

4.  STOCKHOLDERS’ EQUITY

Basic loss per share is computed using the net loss and the weighted average number of common shares outstanding during the period. Diluted loss per share is computed using the net loss and the weighted average number of common shares and dilutive potential common shares outstanding during the period when the potential common shares are not anti-dilutive. Potential dilutive common shares include outstanding stock options and warrants, convertible debt, and convertible preferred stock. There were outstanding options to purchase 4,389,990 shares of the Company’s common stock with exercise prices ranging from $0.75 to $33.13 per share as of September 30, 2005.  There were outstanding options to purchase 4,030,877 shares of the Company’s common stock with exercise prices ranging from $0.75 to $52.50 per share as of September 30, 2004.  There were outstanding warrants to purchase 500,000 shares of the Company’s common stock at an exercise price of $6.29 as of September 30, 2005.  There were outstanding warrants to purchase 2,169,647 shares of the Company’s common stock with exercise prices ranging from $2.35 to $6.29 per share as of September 30, 2004.  There were 300,000 shares of preferred stock, which were convertible into 500,100 shares of common stock, outstanding at September 30, 2004.  There was convertible debt outstanding at September 30, 2005 and 2004, which was convertible into 4,244,275 and 4,750,992 shares of common stock, respectively.  The effects of these items were not included in the computation of diluted earnings per share because their effect would have been anti-dilutive.

The change in accumulated other comprehensive income during the three and six-month periods ended September 30, 2005 and 2004 is the result of the effect of foreign exchange rate changes. The following table reconciles net loss as reported with total comprehensive loss (in thousands):

	Three Months ended September 30,		Six Months ended September 30,
	2005	2004	2005	2004

Net loss	$(805)	$(591)	$(968)	$(970)
Translation adjustments – net	(79)	82	(150)	(125)
Total comprehensive loss	$(884)	$(509)	$(1,118)	$(1,095)

Effective September 6, 2005, all of the outstanding shares of preferred stock were converted into 500,100 shares of common stock.

5.  BUSINESS SEGMENT

The Company operates in one reportable segment. International operations consist primarily of foreign sales offices selling software developed in the United States of America combined with local service revenue. The following table summarizes consolidated financial information of the Company’s operations by geographic location (in thousands):

	North America	Europe	Total
Three Months Ended September 30, 2005
Net revenues	$3,318	$1,290	$4,609
Three Months Ended September 30, 2004
Net revenues	$3,625	$1,447	$5,072
As of and for Six Months Ended September 30, 2005
Net revenues	$6,999	$2,903	$9.902
Long lived assets	28,033	843	28,876
As of and for Six Months Ended September 30, 2004
Net revenues	$7,349	$2,920	$10,269
Long lived assets	28,340	625	28,965

The Company is engaged in the design, development, sale and support of software infrastructure. The Company divides its products into two main categories: (1) Pick-based database technology (“Pick UDM Products”), which includes Multi-dimensional Database Management Systems and related components, and XML Data Management Servers; and (2) Rapid Application Development software tools (“RAD Tools”). The following table represents the net revenue from the Company’s segment by product line (in thousands):

	Three Months Ended September 30,		Six Months Ended September 30,
	2005	2004	2005	2004
Databases:
Pick UDM Products	$4,172	$3,961	$8,371	$7,935
RAD Tools	437	1,111	1,531	2,334
Total net revenues	$4,609	$5,072	$9,902	$10,269

6.  COMMITMENTS AND CONTINGENCIES

The Company is subject from time to time to litigation, claims and suits arising in the ordinary course of business.  As of September 30, 2005, the Company was not a party to any known material litigation, claim or suit.

The Company’s standard customer license and software agreements contain indemnification and warranty provisions which are generally consistent with practice in the Company’s industry.  The duration of the Company’s service warranties generally does not exceed 30 days following completion of its services.  Based on prior experience, the Company believes that it has not incurred significant future obligations.  Accordingly, the Company does not maintain accruals for potential customer indemnification or warranty-related obligations.  The maximum potential amount of future payments that the Company could be required to make is generally limited under the indemnification provisions in its customer licensee and service agreements.

ITEM 2.  MANAGEMENT’S DISCUSSION AND ANALYSIS OR PLAN OF OPERATION

This Form 10-QSB contains forward-looking statements within the meaning of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended (the “Exchange Act”). These statements may generally be identified by the use of such words as “expect,” “anticipate,” “believe,” “intend,” “plan,” “will,” or “shall,” or the negative of those terms or similar terms. We have based these forward-looking statements on our current expectations and projections about future events. Forward-looking statements involve certain risks and uncertainties and actual results may differ materially from those discussed in any such statement. Factors that could cause actual results to differ materially from such forward-looking statements include the risks described under the heading “Risk Factors” of this Form 10-QSB and elsewhere in this Form 10-QSB. The forward-looking statements contained in this Form 10-QSB include, but are not limited to statements about the following: (1) our future success, (2) our research and development efforts and expenses, (3) our future operating results and cash flow, (4) our competitive ability and position, (5) the markets in which we operate, (6) our revenue, (7) our cost of license revenue and cost of service revenue, (8) our selling and marketing costs, (9) our general and administrative costs, (10) our stock-based compensation expense, (11) the possibility that we may seek to take advantage of opportunities in the equity and capital markets, (12) our belief that our existing cash balances combined with our cash flow from operating activities will be sufficient to meet our operating and capital expenditure requirements for the remainder of the fiscal year ending March 31, 2006 and through the foreseeable future, (13) the issuance of additional PIK notes, (14) the effect of the Company’s reduction in force, (15) the effect of SFAS 123R, (16) our belief that the Silicon Valley Bank credit facility is not required for liquidity purposes or to meet our cash flow needs for the foreseeable future, and (17) our expectation about future move-in costs in connection with our new facilities.  All forward-looking statements in this document are made as of the date hereof, based on information available to us as of the date hereof, and we assume no obligation to update any forward-looking statement.

OVERVIEW

We were incorporated in the State of Delaware in August 1987. We were originally incorporated as Blyth Holdings, Inc. and our name was changed to Omnis Technology Corporation in September 1997. Effective December 1, 2000, we completed the acquisition of PickAx, Inc., a Delaware corporation (“PickAx”). Concurrent with the acquisition, we changed our name to Raining Data Corporation.

Our principal business is the design, development, sale and support of software infrastructure. Our products allow customers to create and enhance flexible software applications for their own needs and our software may be categorized into three product lines: XML data management server (“XDMS”), Multi-dimensional database management systems and related components (“MDMS”), and Rapid Application Development (“RAD”) software tools.

Many of our products are based on the Pick Universal Data Model (“Pick UDM”), which we created, and are capable of handling data from many sources. The Pick UDM is a core component across the MDMS and XDMS product lines.

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

TigerLogic provides an extensible and flexible development and deployment environment. Unlike other XML data management alternatives, TigerLogic XDMS does not need to know the schema or structure of data before processing and storing it. We believe the ability to make XML schemas optional is a vital innovation because the structures of operational systems frequently change, and mapping schemas for the purpose of linking to a new data source is both difficult and time-consuming. The system also enables support for schema versioning, which is critical when addressing evolving standards and XML schemas. The General Availability Release of TigerLogic XDMS version 2.1, which included many feature enhancements and the full implementation of our XQuery engine, was released in May 2005 and in September 2005, the Company announced its first commercial OEM agreement for TigerLogic XDMS.

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

MDMS components include the Pick Data Provider for .Net (“PDP”) and our Pick Reporting Services Connector. PDP had previously been a separately disclosed product line but is now consolidated in MDMS. The PDP component for the Microsoft .NET Framework is tightly integrated with Microsoft Visual Studio ..NET. It allows software developers using IBM’s Universe and Unidata databases and our D3 database platform to build client/server applications,

Web applications or Web services using any of the languages and technologies that run on the Microsoft .NET Framework, such as Microsoft ASP.NET, Visual Basic .NET, Visual C# .NET and Visual J# .NET. Our Pick Reporting Services Connector enables a data connection that allows Pick database users to unlock the benefits of Microsoft Reporting Services to take advantage of a comprehensive, server-based reporting solution that can author, manage, and deliver both paper-oriented and interactive, Web-based reports. This solution also allows access to IBM UniVerse, IBM UniData and Pick D3 data. Our MDMS products also include mvEnterprise, a scalable multi-dimensional database solution that allows the user to leverage the capabilities of the UNIX operating system, and mvBase, a multi-dimensional database solution that runs on all Windows platforms.

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

In the United States, we sell our products through established distribution channels consisting of OEMs, system integrators, specialized vertical application software developers and consulting organizations. We also sell our products directly through our sales personnel to end user organizations. Outside the United States, we maintain direct sales offices in the United Kingdom, France and Germany. Approximately 28% and 29% of our revenue came from sales through our offices located outside the United States for the three-month periods ended September 30, 2005 and 2004, respectively.  Approximately 29% and 28% of our revenue came from sales through our offices located outside the United States for the six-month periods ended September 30, 2005 and 2004, respectively.

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

•              Corporate Information Technology (“IT”) Departments.

For the three and six-month periods ended September 30, 2005 and 2004, no single customer accounted for more than 10% of our revenue.

We have devoted significant resources to the research and development of our products and technology.  We believe that our future success will depend largely on a strong development effort with respect to both our existing and new products.  These development efforts have resulted in updates and upgrades to existing MDMS and RAD products and the launch of new products including the XDMS product line.  New product releases in all of our product lines are currently in progress.  We expect to continue our research and development efforts in all product lines for the foreseeable future.  We intend for these efforts to improve our future operating results and increase cash flow. However, such efforts may not result in additional new products or revenue, and we can make no assurances that the recently announced products or future products will be successful.

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

We believe that our ability to compete in the various MDMS, RAD and XDMS markets depends on factors both within and outside our control, including the timing of release, performance and price of new products developed by both us and our competitors. Although we believe that we currently compete favorably with respect to most of these factors, we may not be able to maintain our competitive position against current and potential competitors, especially those with greater resources.

We rely primarily on a combination of trade secret, copyright and trademark laws and contractual provisions to protect our intellectual property and proprietary rights. Our trademarks include Raining Data, Pick, TigerLogic, D3, Omnis, Omnis Studio, mvEnterprise, mvBase, and mvDesigner, among others. We also have one pending U.S. patent application as of September 30, 2005.

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

At September 30, 2005, we had 144 employees worldwide of which 109 were in the United States and 35 were in our international offices. Of the 144 employees, 141 are full-time and approximately 50% are in research and development, 15% in technical support, 20% in sales and marketing and 15% in general and administrative functions.

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

Following the adoption of Statement of Financial Accounting Standards No. 142, “Goodwill and Other Intangible Assets” (“SFAS 142”), we revised our policy for assessing and determining impairment of goodwill. The SFAS 142 goodwill impairment model is a two-step process. The first step is used to identify potential impairment by comparing the fair value of a reporting unit with its net book value (or carrying amount), including goodwill. If the fair value exceeds the carrying amount, goodwill of the reporting unit is considered not impaired and the second step of the impairment test is unnecessary. If the carrying amount of a reporting unit exceeds its fair value, the second step of the goodwill impairment test is performed to measure the amount of impairment loss, if any. The second step of the goodwill impairment test compares the implied fair value of the reporting unit’s goodwill with the carrying amount of that goodwill. If the carrying amount of the reporting unit’s goodwill exceeds the implied fair value of that goodwill, an impairment loss is recognized in an amount equal to that excess. The implied fair value of goodwill is determined in the same manner as the amount of goodwill recognized in a business combination. That is, the fair value of the reporting unit is allocated to all of the assets and liabilities of that unit (including any unrecognized intangible assets) as if the reporting unit had been acquired in a business combination and the fair value of the reporting unit was the purchase price paid to acquire the reporting unit.

Determining the fair value of a reporting unit under the first step of the goodwill impairment test and determining the fair value of individual assets and liabilities of a reporting unit (including unrecognized intangible assets) under the second step of the goodwill impairment test is judgmental in nature and often involves the use of significant estimates and assumptions. These estimates and assumptions could have a significant impact on whether or not an impairment charge is recognized and the magnitude of any such charge. Estimates of fair value of our market capitalization of $77.6 million as of September 30, 2005 are based on our stock price as reported by Nasdaq.

Results of Operations

The following table sets forth certain Condensed Consolidated Statement of Operations data in total dollars, as a percentage of total net revenues and as a percentage change from the same period in the prior year.  Cost of license revenues, cost of service revenues, gross margin on license revenues and gross profit and margin on service revenues are expressed as a percentage of the related revenues. This information should be read in conjunction with the Condensed Consolidated Financial Statements included elsewhere in this Form 10-QSB.

	Three Months Ended September 30, 2005			Three Months Ended September 30, 2004		Six Months Ended September 30, 2005			Six Months Ended September 30, 2004
	Results	% of Net Revenues	Percent Change	Results	% of Net Revenues	Results	% of Net Revenues	Percent Change	Results	% of Net Revenues
Net revenues
Licenses	$1,626	35%	(19)%	$2,018	40%	$3,937	40%	(7)%	$4,240	41%
Services	2,983	65%	(2)%	3,054	60%	5,965	60%	(1)%	6,029	59%
Total net revenues	4,609	100%	(9)%	5,072	100%	9,902	100%	(4)%	10,269	100%
Cost of revenues
Cost of license revenues (as a% of license revenues)	60	4%	(28)%	83	4%	147	4%	(5)%	155	4%
Cost of service revenues (as a% of service revenues)	583	20%	(10)%	646	21%	1,203	20%	8%	1,114	18%
Gross margin on license revenues (as a% of license revenues)	1,566	96%	(19)%	1,935	96%	3,790	96%	(7)%	4,085	96%
Gross margin on service revenues (as a% of service revenues)	2,400	80%	0%	2,408	79%	4,762	80%	(3)%	4,915	82%
Operating expenses
Selling and marketing	1,257	27%	(5)%	1,322	26%	2,586	26%	(5)%	2,736	27%
Research and development	2,385	52%	37%	1,736	34%	4,623	47%	33%	3,474	34%
General and administrative	862	19%	(5)%	907	18%	1,740	18%	(3)%	1,796	17%
Stock-based compensation	4	0%	(78)%	18	0%	10	0%	(80)%	50	0%
Amortization of intangible assets	—	0%	(100)%	650	13%	—	0%	(100)%	1,300	13%
Total operating costs	4,508	98%	(3)%	4,633	91%	8,959	90%	(4)%	9,356	91%
Operating loss	(542)	(12)%	87%	(290)	(6)%	(407)	(4)%	14%	(356)	(3)%
Other expense, net	(263)	(6)%	(13)%	(301)	(6)%	(561)	(6)%	(9)%	(614)	(6)%
Net loss	$(805)	(17)%	36%	$(591)	(12)%	$(968)	(10)%	0%	$(970)	(9)%

REVENUE

NET REVENUE. Our revenue is derived principally from two sources: fees from software licensing and fees for services, including maintenance, consulting, training and technical support. We license our software on a per-CPU, per-server, per-port or per-user basis. Therefore, the addition of CPU’s, servers, ports or users to existing systems increases our revenue from our installed base of licenses. We view the MDMS and RAD markets in which we operate to be relatively stable from period to period.  We anticipate that our revenue on an annual basis from those products will remain stable or see slight declines for the foreseeable future. Fluctuations in revenue between quarters or year-to-year are primarily the result of the timing of orders and customer ordering patterns. We do not view the specific decrease in year-to-year revenues for the three and six-month periods ended September 30, 2005 and 2004 to be representative of immediate market trends.  However, we expect that the MDMS and RAD markets will eventually decline as customers adopt newer technologies, and, therefore, the revenue generated from sales of our MDMS and RAD products is expected to decrease.

We have been actively developing and marketing our XDMS product line. Should our development efforts and the adoption of this product line be successful, we anticipate additional revenues in future periods related to the sale of these products. However, we can give no assurances as to customer acceptance of any new products or services, or the ability of the current or any new products and services to generate revenue. While we are committed to research and development efforts that are intended to allow us to penetrate new markets and generate new sources of revenue, such efforts may not result in additional products, services or revenue.  In September 2005, we announced the Company’s first commercial OEM agreement for TigerLogic XDMS.

COST OF REVENUE

COST OF LICENSE REVENUE. Cost of license revenue is comprised of direct costs associated with software license sales including software packaging, documentation, physical media costs and royalties. Cost of license revenue remained relatively consistent in the three and six-month periods ended September 30, 2005 as compared to the same period in the prior year. We anticipate that the cost of license revenue, as a percentage of license revenue and in absolute dollars, will be relatively stable in future periods.

COST OF SERVICE REVENUE. Cost of service revenue includes primarily personnel costs relating to providing consulting, technical support and training services.  In the six-month period ended September 30, 2005, cost of service revenue increased as a result of consulting costs related to external customer support as well as product mix changes.  In the three-month period ended September 30, 2005, cost of service revenue remained relatively stable.  We anticipate that the cost of service revenue, as a percentage of service revenue and in absolute dollars, will be relatively stable in future periods.

OPERATING EXPENSES

SELLING AND MARKETING. Selling and marketing expense consists primarily of salaries, benefits, advertising, tradeshows, travel and overhead costs for our sales and marketing personnel. Selling and marketing expense remained relatively consistent in the three and six-month periods ended September 30, 2005 as compared to the same periods in the prior year. We anticipate that selling and marketing costs related to XDMS products may increase as we further develop the sales channel for these products and if customer acceptance of these products increases. In addition, if our continued research and development efforts are successful, including with respect to our XDMS products, and new products or services are created, we may incur increased sales and marketing expense to promote those new products in future periods.

RESEARCH AND DEVELOPMENT. Research and development expense consists primarily of salaries and other personnel-related expenses and overhead costs for engineering personnel, including employees in the US and the UK and contractors in the US and India. In the three and six-month periods ended September 30, 2005, spending related to our development efforts increased as certain of our new products reached general or production release and we continued to refine and add certain features and functionality to these products. The majority of these costs have been personnel-related, including salary and recruiting costs, as we have hired employees and contractors in association with the ongoing development and enhancement of our product lines. We are committed to our research and development efforts and expect research and development expense will remain at the current level in future periods or increase if we believe that additional spending is warranted. Such efforts may not result in additional new products and any new products, including the XDMS products, may not generate sufficient revenue, if any, to offset the research and development expense.

GENERAL AND ADMINISTRATIVE. General and administrative expense consists primarily of costs associated with our finance, human resources, legal and other administrative functions. These costs consist principally of salaries and other personnel-related expenses, professional fees, depreciation and overhead costs. General and administrative spending remained relatively consistent in the three and six-month periods ended September 30, 2005 as compared to the same periods in the prior year. We anticipate that general and administrative costs as a percentage of revenue and in absolute dollars will remain relatively stable during fiscal 2006.  In October 2005, the Company implemented a reduction in force relating to under utilized and non-strategic personnel.  The purpose of this initiative was to reduce the Company’s operating expenses.  Although the full impact has yet to be determined, it is anticipated that the Company will achieve a savings of approximately $0.5 million per annum across various operating expense categories including General and Administrative, Cost of Service and Research and Development.  However, such savings may be offset by cost increases relating to new product initiatives.

STOCK-BASED COMPENSATION.  The decreases in stock-based compensation in the three and six-month periods ended September 30, 2005 as compared to the same periods in the prior year is attributable primarily to cancellations of previously issued options with an exercise price below fair value on date of grant for terminated employees, options reaching the end of their vesting periods, no new options being granted with an exercise price below fair value at the date of grant, and fewer options granted to non-employees. We do not anticipate significant changes in stock-based compensation expense in future periods prior to the adoption of SFAS 123R.  The future impact of the adoption of SFAS 123R on the Company’s consolidated financial position and results of operations has not been determined at this time, however, the adoption of this statement is expected to reduce earnings in future periods.

GOODWILL AND AMORTIZATION OF INTANGIBLE ASSETS.   We amortize our identifiable intangible assets in accordance with their determined useful life. The life of our existing intangible assets was estimated to be four years. As of September 30, 2005, our existing intangible assets were fully amortized.

OTHER INCOME (EXPENSE). Other expense consists primarily of net interest expense and, to a much lesser extent, gains and losses on foreign currency transactions. Other expense remained relatively consistent during the three and six-month periods ended September 30, 2005 as compared to the three and six-month periods ended September 30, 2004.  Due to the uncertainty in exchange rates, we may experience transaction gains or losses in future periods, the effect of which cannot be determined at this time.

LIQUIDITY AND CAPITAL RESOURCES

In connection with the acquisition of PickAx, we assumed a Secured Promissory Note issued to Astoria Capital Partners, L.P. (“Astoria”) dated November 30, 2000, in the amount of $18.5 million. In January 2003, we entered into a Note Exchange Agreement (the “Exchange Agreement”) with Astoria to replace the existing Secured Promissory Note, as amended, with a Convertible Subordinated Note. Under the terms of the Exchange Agreement, the Secured Promissory Note was exchanged and replaced with a Convertible Subordinated Note having a principal amount of $22.1 million, which principal amount was equal to the outstanding principal and accrued interest payable on the Secured Promissory Note as of the date of the Exchange Agreement. The Convertible Subordinated Note is convertible into common stock at any time, at the option of Astoria, at a price of $5.00 per share. The Convertible Subordinated Note matures on May 30, 2008, extending the May 30, 2003 maturity date of the Secured Promissory Note. Under terms of the Convertible Subordinate Note, the Company was unable to redeem the Convertible Subordinated Note prior to January 30, 2005. The interest rate of the Convertible Subordinated Note is 5% per annum as compared to an interest rate of 10% per annum under the Secured Promissory Note. The interest is payable quarterly at our option in cash or through increases to the outstanding principal of the Convertible Subordinated Note.

On December 14, 2004, we entered into an Agreement Regarding Amended and Restated Common Stock Purchase Warrant and 5% Convertible Subordinated Note Due 2008 with Astoria whereby we could redeem, in part, the Convertible Subordinated Note and the payment in kind (“PIK”) notes in advance of January 30, 2005. On December 14, 2004, Astoria exercised its warrant in the amount of $2,670,904. In lieu of a cash payment, we used the proceeds of the exercise to pay down a portion of the indebtedness to Astoria. The pay down consisted of $247,129 for accrued and unpaid interest, $1,914,165 for the PIK Notes issued to date and $509,610 as a reduction of principal of the Convertible Subordinated Note. As of September 30, 2005 there were outstanding PIK notes to Astoria for the accrued interest due in the aggregate amount of $280,050. For the foreseeable future, we expect to issue additional PIK notes to Astoria in lieu of cash payments for the interest due under the Convertible Subordinated Note. If the Convertible Subordinated Note or the PIK notes are converted into common stock, our stockholders may experience substantial dilution. Unlike the Secured Promissory Note, the Convertible Subordinated Note is not secured by our assets.

Effective October 2005, Astoria assigned a portion of its Common Stock holdings totaling 870,306 shares and a portion of the Subordinated Convertible Note, totaling $1,751,832, to two of its limited partners.  As such, the Company issued an Amended and Restated Note to Astoria for $20,749,581 and corresponding notes directly to the limited partners for $862,979 and $888,853, respectively.

If our future financial performance improves, we may seek to take advantage of opportunities in the equity and capital markets to raise additional funds for operating needs or to pay down our debt to Astoria. There can be no assurances that such opportunities will arise. In addition to holding the Convertible Subordinated Note, Astoria is a major stockholder of ours, holding a majority of our outstanding common stock.  Richard W. Koe, Chairman of the Board of Directors, serves as the Managing General Partner for Astoria. Carlton H. Baab, our President and Chief Executive Officer, served as a Managing Principal of Astoria Capital Management, which is a general partner of Astoria, until taking a formal leave of absence to join us in August 2001. Gerald F. Chew, a member of our Board of Directors, is the cousin of Mr. Koe.

At September 30, 2005, we had $10.1 million in cash. We believe that our existing cash balances combined with our cash flow from operating activities will be sufficient to meet our operating and capital expenditure requirements for the remainder of the fiscal year ending March 31, 2006 and through the foreseeable future. We are committed to research and development efforts that are intended to allow us to penetrate new markets and generate new sources of revenue and improve operating results. However, our research and development efforts have required, and will continue to require, cash outlays without the immediate or short-term receipt of related revenue. Our ability to service our long-term debt and meet our expenditure requirements is dependent upon our future financial performance, which will be affected by, among other things, prevailing economic conditions, our ability to penetrate new markets and attract new customers, market acceptance of our new and existing products and services, the success of research and development efforts and other factors beyond our control.

On February 11, 2004, we entered into a credit facility with Silicon Valley Bank which provides us with the ability to borrow up to $1.5 million at an annual interest rate of Prime plus 1.0%, provided that the annual interest rate shall never be less than

5%. The credit facility is collateralized by our assets and expires in February 2006. The credit facility contains financial and reporting covenants that require us to maintain certain financial ratios only when we have outstanding borrowings on the line. There were no outstanding borrowings at September 30, 2005. Upon expiration of the term of this facility we will assess our credit and liquidity needs in relation to market factors. However, we believe that the facility is not required for liquidity purposes or to meet our cash flow needs for the foreseeable future.

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

We had no material commitments for capital expenditures at September 30, 2005.

Net cash used in operating activities was $0.4 million and net cash provided by operating activities was $0.8 million for the six-month periods ended September 30, 2005 and 2004, respectively.  The decrease in cash provided by operating activities is the result of a temporary reduction in revenues coupled with increased investment in research and development activities surrounding our new product initiatives.

Our earnings before interest, taxes, depreciation and amortization (EBITDA) were negative $0.5 million, or negative 10% of total net revenue and negative $0.3 million, or negative 3% of total net revenue for the three and six-month periods ended September 30, 2005, respectively and $0.5 million, or 8% of total net revenue and $1.1 million, or 11% of total net revenue for the three and six-month periods ended September 30, 2004, respectively. The reduction in EBITDA was a result of the reduced revenues in the period and increased spending for research and development. EBITDA is defined as net loss with an add-back for depreciation and amortization, non-cash stock-based compensation expense, interest expense, other income and income taxes. The following table reconciles EBITDA to the reported net loss:

RECONCILIATION OF EBITDA TO NET LOSS

	Three months ended September 30,		Six months ended September 30,
In $000’s	2005	2004	2005	2004

Reported net loss	$(805)	$(591)	$(968)	$(970)
Depreciation and amortization	65	725	147	1,450
Stock-based compensation	4	18	10	50
Interest expense-net	242	305	489	608
Other income-net	21	(4)	72	6

EBITDA	$(473)	$453	$(250)	$1,144

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

Our EBITDA financial information is also comparable to net cash provided by (used in) operating activities. The table below reconciles EBITDA to the GAAP disclosure of net cash provided by (used in) operating activities:

RECONCILIATION OF EBITDA TO NET CASH PROVIDED BY (USED IN) OPERATING ACTIVITIES

	Six months ended September 30,
In $000’s	2005	2004
Net cash provided by (used in) operating activities	$(408)	$763

Interest expense-net	489	608
Other expense-net	72	6
Change in accounts receivable	(408)	(299)
Change in other assets	61	15
Change in accounts payable	149	107
Change in accrued liabilities	(418)	(6)
Change in deferred revenue	254	(9)
Note payable discount amortization	(41)	(41)

EBITDA	$(250)	$1,144

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

BECAUSE THE MARKET FOR OUR MDMS AND RAD PRODUCTS IS RELATIVELY STABLE OR MAY BE DECLINING, OUR REVENUE MAY DECLINE IF WE CANNOT MAINTAIN OUR SALES TO EXISTING CUSTOMERS OR GENERATE SALES TO NEW CUSTOMERS.

We believe that the markets for our MDMS and RAD products are relatively stable and consistent from period to period. As a result, to maintain or grow our revenue in these markets, we will need to maintain our sales to existing customers and to generate sales to new customers, including corporate development teams, commercial application developers, system integrators, independent software vendors and independent consultants. If we fail to attract new customers, if we lose our customers to competitors, or if the MDMS or RAD markets decline, our revenue may be adversely affected. In the longer term, it is expected that the MDMS and RAD markets will eventually decline as customers adopt newer technologies.

OUR PRODUCTS HAVE A LONG SALES CYCLE WHICH COULD RESULT IN DELAYS IN THE RECEIPT OF REVENUE.

The sales cycle for our MDMS and RAD products typically ranges from three to nine months or longer and the sales cycle for our XDMS products is anticipated to be significantly longer since these markets are emerging and the products are still in the process of being adopted by the marketplace. Our products are typically used by application developers, system integrators and value added resellers to develop applications that are critical to their corporate end user’s business. Because our products are often part of an end user’s larger business process, re-engineering initiative, or implementation of client/server or web-based computing, the end users frequently view the purchase of our products as part of a long-term strategic decision regarding the management of their workforce-related operations and expenditures. Thus, this sometimes results in end users taking a significant period of time to assess alternative solutions by competitors or to defer a purchase decision as a result of an unrelated strategic issue beyond our control. As a result, a significant period of time may elapse between our research and development efforts and recognition of revenue, if any.

IF WE FAIL TO INCREASE REVENUE OR IMPROVE OUR OPERATING RESULTS, WE MAY NOT BE ABLE TO REPAY OUR DEBT TO ASTORIA.

We believe that our cash and cash flow from operating activities will be sufficient to meet our operating and capital expenditure requirements at least through the foreseeable future. Our ability to meet our expenditures and service our debt obligations is dependent upon our future financial performance, which will be affected by, among other things, prevailing economic conditions, our ability to penetrate new markets and attract new customers, market acceptance of our new and existing products and services, the success of research and development efforts and other factors beyond our control. As previously noted, in January 2003, we entered into the Exchange Agreement with Astoria to replace the existing Secured Promissory Note, which was due May 2003, with a Convertible Subordinated Note, which is due and payable in May 2008. The Convertible Subordinated Note bears interest at 5% per annum and is convertible into common stock at any time at a price of $5.00 per share. If we are unable to penetrate new markets, generate new sources of revenue or otherwise improve our operating results, we may be unable to repay our debt to Astoria or to access opportunities in the equity and capital markets to raise additional funds for operating needs.

THE CONCENTRATION OF OUR STOCK OWNERSHIP AND THE DEBT OWED TO ASTORIA GIVE CERTAIN STOCKHOLDERS SIGNIFICANT CONTROL OVER OUR BUSINESS.

As of September 30, 2005, Astoria beneficially owned approximately 58% of our outstanding common stock.  In addition, as of September 30, 2005, the Convertible Subordinated Note issued to Astoria had a balance of approximately $22 million in principal and accrued interest maturing on May 30, 2008. Richard W. Koe, Chairman of the Board of Directors, serves as the Managing General Partner for Astoria Capital Management, which is a general partner of Astoria. Carlton H. Baab, our President and Chief Executive Officer, served as a Managing Principal of Astoria Capital Management until taking a formal leave of absence to join us in August 2001. This concentration of stock ownership, together with the outstanding debt, would allow Astoria, acting alone, to block any actions that require approval of our stockholders, including the election of members to the Board of Directors and the approval of significant corporate transactions. Moreover, this concentration of ownership may delay or prevent a change in control.

RECENT RULEMAKING BY THE FINANCIAL ACCOUNTING STANDARDS BOARD WILL REQUIRE THE COMPANY TO EXPENSE EQUITY COMPENSATION GIVEN TO EMPLOYEES AND WILL SIGNIFICANTLY HARM OPERATING RESULTS AND MAY REDUCE THE COMPANY’S ABILITY TO EFFECTIVELY UTILIZE EQUITY COMPENSATION TO ATTRACT AND RETAIN EMPLOYEES.

The Company historically has used stock options as a significant component of its employee compensation program in order to align employees’ interests with the interests of the Company’s stockholders, encourage employee retention, and provide competitive compensation packages. The Financial Accounting Standards Board (“FASB”) has adopted changes that will require companies to record a charge to earnings for employee stock option grants and other equity incentives, which may have a significant impact on the Company’s results of operations in future periods. The Company is required to implement the standard no later than its fiscal year 2007. By causing the Company to incur significantly increased compensation costs, such accounting changes are expected to reduce the Company’s reported earnings and may require the Company to reduce the availability and amount of equity incentives provided to employees, which may make it more difficult for the Company to attract, retain and motivate key personnel. Each of these results could materially and adversely affect the Company’s business.  The future impact of the adoption of SFAS 123R on the Company’s consolidated financial position and results of operations has not been determined at this time, however, the adoption of this statement is expected to reduce earnings in future periods.

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

THE SUCCESS OF OUR BUSINESS DEPENDS IN PART UPON OUR ABILITY TO RECRUIT AND RETAIN KEY PERSONNEL AND MANAGEMENT.

The majority of our executive officers joined us subsequent to the acquisition of PickAx, including our President and Chief Executive Officer, Carlton Baab, who joined us in August 2001. Additional changes in management have occurred following Mr. Baab’s appointment, including the hiring of Brian Bezdek, Chief Financial Officer and others. The loss of one or more of these or other executives could adversely affect our business. In addition, we believe that our future success will depend to a significant extent on our ability to recruit, hire and retain highly skilled management and employees with experience in engineering, product management, business development, sales, marketing and customer service. Competition for such personnel in the software industry can be intense, and there can be no assurance that we will be successful in attracting and retaining such personnel. If we are unable to do so, we may experience inadequate levels of staffing to develop and license our products and perform services for our customers, which could adversely affect our business.

THE INABILITY TO PROTECT OUR INTELLECTUAL PROPERTY COULD HARM OUR ABILITY TO COMPETE.

Our ability to compete successfully will depend, in part, on our ability to protect our proprietary technology and operations without infringing upon the rights of others. We may fail to do so. In addition, the laws of certain countries in which our products are, or may be, licensed may not protect our proprietary rights to the same extent as the laws of the United States. We rely primarily on a combination of trade secret, copyright and trademark laws and contractual provisions to protect our intellectual property and proprietary rights. Our trademarks include Raining Data, Pick, D3, Omnis, Omnis Studio, mvEnterprise, mvBase, mvDesigner and TigerLogic, among others. We also have one pending U.S. patent application as of September 30, 2005. In addition to trademark and copyright protections, we license our products to end users on a “right to use” basis pursuant to a perpetual license agreement that restricts use of products to a specified number of users.

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

OUR PRODUCTS MAY CONTAIN SOFTWARE DEFECTS WHICH COULD HARM OUR BUSINESS.

Our enterprise applications software may contain undetected errors or failures. This includes our XDMS products, which are at higher risk given these products are in the earliest stages of the product life cycle. This may result in loss of, or delay in, customer acceptance of our products and could harm our reputation and our business. Undetected errors or failures in computer software programs are not uncommon. While we make every effort to thoroughly test our software, in the event that we experience significant software errors, we could experience delays in release, customer dissatisfaction and lost revenue. Any of these errors or defects could harm our business.

IF THE REGISTRATION RIGHTS HELD BY ASTORIA AND OTHER SECURITIES HOLDERS ARE EXERCISED, OR THESE SECURITIES HOLDERS SELL A SUBSTANTIAL AMOUNT OF RESTRICTED SECURITIES IN THE OPEN MARKET, OUR STOCK PRICE MAY DECLINE.

As of September 30, 2005, we had 20,355,236 outstanding shares of common stock, of which approximately 9,700,000 shares were restricted securities held by Astoria and other holders. Restricted securities may be sold in the public market only if they are registered or if they qualify for an exemption from registration promulgated under the Securities Act of 1933, as amended. At present, all of our outstanding restricted securities are either entitled to registration rights or eligible for public sale under Rule 144, subject to volume limitations and other requirements of Rule 144. If Astoria or other holders decide to exercise their demand registration rights, we would incur costs and expenses associated with the registration of securities.

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

OUR GLOBAL OPERATIONS EXPOSE US TO ADDITIONAL RISKS AND CHALLENGES ASSOCIATED WITH CONDUCTING BUSINESS INTERNATIONALLY.

We operate on a global basis with offices or distributors in Europe, Africa, Asia, Latin America, South America, Australia and North America and development efforts in North America, India and Europe. Approximately 28% and 29% of our revenue for the three and six-month periods ended September 30, 2005, respectively, was generated from our international offices. We face several risks inherent in conducting business internationally, including but not limited to the following:

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

THE FAILURE OF OUR PRODUCTS TO CONTINUE TO CONFORM TO INDUSTRY STANDARDS MAY HARM OUR OPERATING RESULTS.

A key factor in our future success will continue to be the ability of our products to operate and perform well with existing and future leading, industry-standard enterprise software applications intended to be used in connection with our MDMS, RAD, and XDMS products. Inter-operability may require third party licenses, which may not be available to us on favorable terms or at all. Failure to meet existing or future inter-operability and performance requirements of industry standard applications in a timely manner could adversely affect our business. Uncertainties relating to the timing and nature of new product announcements or introductions or modifications of third party software applications could delay our product development, increase our product development expense or cause customers to delay evaluation, purchase, and deployment of our products.

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

PART II. OTHER INFORMATION

ITEM 1.  LEGAL PROCEEDINGS

We are subject from time to time to claims and suits arising in the ordinary course of business.  As of September 30, 2005, we were not a party to any material litigation, claim or suit.

ITEM 6.  EXHIBITS

Exhibits:

4.10	Form of 5% Subordinated Convertible Note and Schedule of Holders
31.1	Certification of Chief Executive Officer.
31.2	Certification of Chief Financial Officer.
32.1	Certification of Chief Executive Officer and Chief Financial Officer Pursuant to 18 U.S.C. 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

SIGNATURES

In accordance with the requirements of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Date: November 11, 2005	RAINING DATA CORPORATION

/s/ Brian C. Bezdek

Brian C. Bezdek
Chief Financial Officer and Duly Authorized Officer

EXHIBIT INDEX

4.10	Form of 5% Subordinated Convertible Note and Schedule of Holders
31.1	Certification of Chief Executive Officer
31.2	Certification of Chief Financial Officer
32.1	Certification of Chief Executive Officer and Chief Financial Officer Pursuant to 18 U.S.C. 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.