Form 10QSB
period 2005-12-31
RAINING DATA CORP
filed 2006-02-09
CIK 820738

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-QSB

(Mark One)
☒	Quarterly Report under Section 13 or 15(d) of the Securities Exchange Act of 1934

For the quarterly period ended December 31, 2005

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

As of December 31, 2005, there were 20,599,003 shares of registrant’s Common Stock, $.10 par value, outstanding.

Transitional Small Business Disclosure Format (Check one): Yes ☐  No ☒

RAINING DATA CORPORATION

PART I.  FINANCIAL INFORMATION

ITEM 1.  FINANCIAL STATEMENTS

RAINING DATA CORPORATION AND SUBSIDIARIES

UNAUDITED CONDENSED CONSOLIDATED BALANCE SHEETS

	December 31, 2005	March 31, 2005
	(In thousands)
ASSETS

Current assets
Cash	$9,734	$10,625
Trade accounts receivable-net	2,206	2,009
Other current assets	475	403
Total current assets	12,415	13,037

Property, furniture and equipment-net	1,056	871

Goodwill	27,684	27,684
Other assets	129	218
Total assets	$41,284	$41,810

LIABILITIES AND STOCKHOLDERS’ EQUITY

Current liabilities
Accounts payable	$214	$542
Accrued liabilities	2,520	2,548
Deferred revenue	4,731	5,258
Total current liabilities	7,465	8,348

Long term debt-net of discount	22,591	21,692
Total liabilities	30,056	30,040

Commitments and contingencies

Stockholders’ equity
Preferred stock	—	300
Common stock	2,060	1,975
Additional paid-in capital	99,263	98,267
Deferred stock-based compensation	—	(10)
Accumulated other comprehensive income	1,298	1,394
Accumulated deficit	(91,393)	(90,156)
Total stockholders’ equity	11,228	11,770

Total liabilities and stockholders’ equity	$41,284	$41,810

See accompanying notes to the unaudited condensed consolidated financial statements.

RAINING DATA CORPORATION AND SUBSIDIARIES

UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

	Three Months Ended December 31,		Nine Months Ended December 31,
	2005	2004	2005	2004
	(In thousands, except per share data)

Net revenues
Licenses	$2,334	$2,667	$6,271	$6,907
Services	2,965	3,053	8,930	9,082
Total net revenues	5,299	5,720	15,201	15,989

Costs of revenues
Cost of license revenues	27	66	124	166
Cost of service revenues	542	593	1,745	1,712
Total cost of revenues	569	659	1,869	1,878

Gross profit	4,730	5,061	13,332	14,111

Cost of operations
Selling and marketing	1,337	1,552	3,923	4,288
Research and development	2,429	2,029	7,052	5,503
General and administrative	986	1,079	2,777	2,925
Stock-based compensation	—	8	10	58
Amortization of intangible assets	—	433	—	1,733
Total operating expenses	4,752	5,101	13,762	14,507

Operating loss	(22)	(40)	(430)	(396)

Other expense
Interest expense-net	(239)	(292)	(728)	(900)
Other income (expense)-net	(7)	67	(79)	61
	(246)	(225)	(807)	(839)
Net loss	$(268)	$(265)	$(1,237)	$(1,235)

Basic and diluted net loss per share	$(0.01)	$(0.01)	$(0.06)	$(0.07)

Shares used in computing basic and diluted net loss per share	20,485	18,687	20,065	18,518

See accompanying notes to the unaudited condensed consolidated financial statements.

RAINING DATA CORPORATION AND SUBSIDIARIES

UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

NINE MONTHS ENDED DECEMBER 31,

	2005	2004
	(In thousands)
Cash flows from operating activities:
Net loss	$(1,237)	$(1,235)
Adjustments to reconcile net loss to net cash provided by (used in) operating activities:
Depreciation and amortization of long-lived assets	206	1,948
Note payable discount amortization	62	62
Amortization of deferred stock-based compensation	10	58
Change in assets and liabilities:
Trade accounts receivable	(359)	(336)
Other current and non-current assets	(23)	(194)
Accounts payable	(317)	82
Accrued liabilities	869	813
Deferred revenue	(396)	(100)
Net cash provided by (used in) operating activities	(1,185)	1,098

Cash flows from investing activities:
Purchase of property, furniture and equipment	(421)	(22)
Net cash used in investing activities	(421)	(22)

Cash flows from financing activities:
Proceeds from exercise of stock options and warrants	716	42
Proceeds from issuance of common stock	65	99
Repayment of debt	—	(38)
Net cash provided by financing activities	781	103

Effect of exchange rate changes on cash	(66)	80

Net increase (decrease) in cash and equivalents	(891)	1,259

Cash and equivalents at beginning of period	10,625	7,783
Cash and equivalents at end of period	$9,734	$9,042

Non-cash financing activities:
Issuance of payment-in-kind notes for accrued interest	$821	$881
Conversion of preferred stock to common stock	300	—
Reduction of long-term debt through exercise of warrants	—	2,671

See accompanying notes to the unaudited condensed consolidated financial statements.

RAINING DATA CORPORATION AND SUBSIDIARIES

CONDENSED NOTES TO THE UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

December 31, 2005

1.  INTERIM FINANCIAL STATEMENTS

The unaudited interim condensed consolidated financial information furnished herein reflects all adjustments, consisting only of normal recurring items, which in the opinion of management are necessary to fairly state Raining Data Corporation and subsidiaries’ (the “Company”) consolidated financial position, the results of their operations and their cash flows for the dates and periods presented and to make such information presented not misleading. Certain information and footnote disclosures normally included in financial statements prepared in accordance with accounting principles generally accepted in the United States of America have been omitted pursuant to SEC rules and regulations; nevertheless, management of the Company believes that the disclosures herein are adequate to make the information presented not misleading. These unaudited condensed consolidated financial statements should be read in conjunction with the Company’s audited financial statements for the year ended March 31, 2005, contained in the Company’s Annual Report on Form 10-KSB. The results of operations for the period ended December 31, 2005, are not necessarily indicative of results to be expected for any other interim period or the fiscal year ending March 31, 2006.

Reclassifications

Certain reclassifications have been made to prior period amounts to conform to the current period presentation.

Stock Options

Pro forma information, which assumes the Company had accounted for stock options granted under the fair value method prescribed by Statement of Financial Accounting Standards (“SFAS”) No. 123, “Accounting for Stock-based Compensation,” as amended, is presented below. The per share weighted average fair values of stock options granted for the three and nine-month periods ended December 31, 2005, as estimated using the Black-Scholes option-pricing model, were $3.23 and $2.04, respectively.  The per share weighted average fair values of stock options granted for the three and nine-month periods ended December 31, 2004, as estimated using the Black-Scholes option-pricing model, were $2.46 and $2.52, respectively.  The following weighted average assumptions were used for the three-month period ended December 31, 2005: dividend yield of 0%; expected volatility of 110%; risk-free interest rate of 4.42%; and expected life of 6 years.  The following weighted average assumptions were used for the nine-month period ended December 31, 2005: dividend yield of 0%; expected volatility of 110%; risk-free interest rate of 4.17%; and expected life of 6 years.  The following weighted average assumptions were used for the three-month period ended December 31, 2004: dividend yield of 0%; expected volatility of 120%; risk-free interest rate of 3.85%; and expected life of 6 years.  The following weighted average assumptions were used for the nine-month period ended December 31, 2004: dividend yield of 0%; expected volatility of 120%; risk-free interest rate of 3.99%; and expected life of 6 years.

For purposes of pro forma disclosures, the estimated fair value of the options is amortized to expense over the options’ vesting periods. The Company’s historical and pro forma net loss per share for the three and nine-month periods ended December 31, 2005 and 2004, are as follows (in thousands, except per share data):

	Three Months ended December 31,		Nine Months ended December 31,
	2005	2004	2005	2004

Net loss:
As reported	$(268)	$(265)	$(1,237)	$(1,235)

Add:
Stock-based employee compensation expense included in net loss	—	8	10	23

Less:
Total stock-based employee compensation expense determined under the fair value method for all awards	(303)	(298)	(981)	(871)

Pro forma net loss:	$(571)	$(555)	$(2,208)	$(2,083)

Basic and diluted loss per share
As reported	$(0.01)	$(0.01)	$(0.06)	$(0.07)
Pro forma	$(0.03)	$(0.03)	$(0.11)	$(0.11)

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

3.  LONG-TERM DEBT

The Convertible Subordinated Notes payable to Astoria Capital Partners, L.P. (“Astoria”), the Company’s controlling stockholder, and others, as of December 31, 2005 and March 31, 2005, are summarized as follows (in thousands):

	December 31, 2005	March 31, 2005
Convertible Subordinated Notes payable to Astoria and others	$22,501	$21,681
Plus accrued interest	284	267
Less unamortized discount	(194)	(256)
Total debt	22,591	21,692

Less current portion of long-term debt	—	—
Total long-term debt	$22,591	$21,692

4.  STOCKHOLDERS’ EQUITY

Basic loss per share is computed using the net loss and the weighted average number of common shares outstanding during the period. Diluted loss per share is computed using the net loss and the weighted average number of common shares and dilutive potential common shares outstanding during the period when the potential common shares are not anti-dilutive. Potential dilutive common shares include outstanding stock options and warrants, convertible debt, and convertible preferred stock. There were outstanding options to purchase 4,121,067 shares of the Company’s common stock with exercise prices ranging from $0.75 to $33.13 per share as of December 31, 2005.  There were outstanding options to purchase 4,272,433 shares of the Company’s common stock with exercise prices ranging from $0.75 to $52.50 per share as of December 31, 2004.  There were no outstanding warrants as of December 31, 2005, and outstanding warrants to purchase 1,033,092 shares of the Company’s common stock with exercise prices ranging from $2.35 to $6.29 per share as of December 31, 2004.  There were 300,000 shares of preferred stock, which were convertible into 500,100 shares of common stock, outstanding at December 31, 2004.  There was convertible debt outstanding at December 31, 2005 and 2004, which was convertible into 4,500,283 and 4,326,021 shares of common stock, respectively.  The effects of these items were not included in the computation of diluted earnings per share because their effect would have been anti-dilutive.

The change in accumulated other comprehensive income during the three and nine-month periods ended December 31, 2005 and 2004 is the result of the effect of foreign exchange rate changes. The following table reconciles net loss as reported with total comprehensive loss (in thousands):

	Three Months ended December 31,		Nine Months ended December 31,
	2005	2004	2005	2004

Net loss	$(268)	$(265)	$(1,237)	$(1,235)
Translation adjustments – net	54	172	(96)	47
Total comprehensive loss	$(214)	$(93)	$(1,333)	$(1,188)

Effective September 6, 2005, all of the outstanding shares of preferred stock were converted into 500,100 shares of common stock.

At the 2005 Annual Meeting, held on November 28, 2005, the stockholders voted to amend the Certificate of Incorporation to increase the authorized number of shares of Common Stock from 60,000,000 to 100,000,000 shares and to increase the authorized number of shares of Prefered Stock from 300,000 to 5,000,000 shares.  The stockholders also voted to approve amendments to the Company’s 1999 Stock Option Plan (the “Plan”) to: (1) increase the number of shares authorized for issuance under the Plan by 1,500,000 shares to a total of 6,500,000 shares available for issuance under the Plan; (2) provide for automatic annual increases in the number of shares reserved for issuance under the Plan by an amount equal to the lesser of (i) three percent (3%) of the Company’s total outstanding shares on the last day of the Company’s fiscal year, (ii) 2,000,000, or (iii) such lesser amount as determined in the sole and absolute discretion of the Company’s Board of Directors; and (3) add restricted stock purchase rights as a new award type and add net exercise as an acceptable form of consideration upon exercise of stock options.

5.  BUSINESS SEGMENT

The Company operates in one reportable segment. International operations consist primarily of foreign sales offices selling software developed in the United States of America combined with local service revenue. The following table summarizes consolidated financial information of the Company’s operations by geographic location (in thousands):

	North America	Europe	Total
Three Months Ended December 31, 2005
Net revenues	$3,577	$1,722	$5,299
Three Months Ended December 31, 2004
Net revenues	$3,914	$1,806	$5,720
As of and for the Nine Months Ended December 31, 2005
Net revenues	$10,576	$4,625	$15,201
Long lived assets	28,047	822	28,869
As of and for the Nine Months Ended December 31, 2004
Net revenues	$11,263	$4,726	$15,989
Long lived assets	27,956	671	28,627

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

	Three Months Ended December 31,		Nine Months Ended December 31,
	2005	2004	2005	2004
Databases:
Pick UDM Products	$3,503	$4,387	$11,874	$12,322
RAD Tools	1,796	1,333	3,327	3,667
Total net revenues	$5,299	$5,720	$15,201	$15,989

6.  COMMITMENTS AND CONTINGENCIES

The Company is subject from time to time to litigation, claims and suits arising in the ordinary course of business.  As of December 31, 2005, the Company was not a party to any known material litigation, claim or suit.

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

ITEM 2.  MANAGEMENT’S DISCUSSION AND ANALYSIS OR PLAN OF OPERATION

This Form 10-QSB contains forward-looking statements within the meaning of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended (the “Exchange Act”). These statements may generally be identified by the use of such words as “expect,” “anticipate,” “believe,” “intend,” “plan,” “will,” or “shall,” or the negative of those terms or similar terms. We have based these forward-looking statements on our current expectations and projections about future events. Forward-looking statements involve certain risks and uncertainties and actual results may differ materially from those discussed in any such statement. Factors that could cause actual results to differ materially from such forward-looking statements include the risks described under the heading “Risk Factors” of this Form 10-QSB and elsewhere in this Form 10-QSB. The forward-looking statements contained in this Form 10-QSB include, but are not limited to statements about the following: (1) our future success, (2) our research and development efforts and expenses, (3) our future operating results and cash flow, (4) our competitive ability and position, (5) the markets in which we operate, (6) our revenue, (7) our cost of license revenue and cost of service revenue, (8) our selling and marketing costs, (9) our general and administrative costs, (10) our stock-based compensation expense, (11) the possibility that we may seek to take advantage of opportunities in the equity and capital markets, (12) our belief that our existing cash balances combined with our cash flow from operating activities will be sufficient to meet our operating and capital expenditure requirements for the remainder of the fiscal year ending March 31, 2006 and through the foreseeable future, (13) the issuance of additional PIK notes, (14) the effect of the Company’s reduction in force, (15) the effect of SFAS 123R, and (16) our belief that the Silicon Valley Bank credit facility is not required for liquidity purposes or to meet our cash flow needs for the foreseeable future.  All forward-looking statements in this document are made as of the date hereof, based on information available to us as of the date hereof, and we assume no obligation to update any forward-looking statement.

OVERVIEW

We were incorporated in the State of Delaware in August 1987. We were originally incorporated as Blyth Holdings, Inc. and our name was changed to Omnis Technology Corporation in September 1997. Effective December 1, 2000, we completed the acquisition of PickAx, Inc., a Delaware corporation (“PickAx”). Concurrent with the acquisition, we changed our name to Raining Data Corporation.

Our principal business is the design, development, sale and support of software infrastructure. Our products allow customers to create and enhance flexible software applications for their own needs and our software may be categorized into three product lines: XML data management servers (“XDMS”), Multi-dimensional database management systems and related components (“MDMS”), and Rapid Application Development (“RAD”) software tools.

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

TigerLogic provides an extensible and flexible development and deployment environment. Unlike other XML data management alternatives, TigerLogic XDMS does not need to know the schema or structure of data before processing and storing it. We believe the ability to make XML schemas optional is a vital innovation because the structures of operational systems frequently change, and mapping schemas for the purpose of linking to a new data source is both difficult and time-consuming. The system also enables support for schema versioning, which is critical when addressing evolving standards and XML schemas. The General Availability Release of TigerLogic XDMS version 2.1, which included many feature enhancements and the full implementation of our XQuery engine, was released in May 2005, and Version 2.5, which included platform support for Linux in addition to Windows and Solaris, was released in October 2005.  In September 2005, we announced our first commercial OEM agreement for TigerLogic XDMS.

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

MDMS components include the Pick Data Provider for .Net (“PDP”) and our Pick Reporting Services Connector.  The PDP component for the Microsoft .NET Framework is tightly integrated with Microsoft Visual Studio ..NET. It allows software developers using IBM’s Universe and Unidata databases and our D3 database platform to build client/server applications, Web applications or Web services using any of the languages and technologies that run on the Microsoft .NET Framework, such as Microsoft ASP.NET, Visual Basic .NET, Visual C# .NET and Visual J# ..NET. Our Pick Reporting Services Connector enables a data connection that allows Pick database users to unlock the benefits of Microsoft Reporting Services to take advantage of a comprehensive, server-based reporting solution that can author, manage, and deliver both paper-oriented and interactive, Web-based reports. This solution also allows access to IBM UniVerse, IBM UniData and Pick D3 data. Our MDMS products also include mvEnterprise, a scalable multi-dimensional database solution that allows the user to leverage the capabilities of the UNIX operating system, and mvBase, a multi-dimensional database solution that runs on all Windows platforms.

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

In the United States, we sell our products through established distribution channels consisting of OEMs, system integrators, specialized vertical application software developers and consulting organizations. We also sell our products directly through our sales personnel to end user organizations. Outside the United States, we maintain direct sales offices in the United Kingdom, France and Germany. Approximately 32% of our revenue came from sales through our offices located outside the United States for the three-month periods ended December 31, 2005 and 2004.  Approximately 30% of our revenue came from sales through our offices located outside the United States for the nine-month periods ended December 31, 2005 and 2004.

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

•              Corporate Information Technology (“IT”) Departments.

For the three and nine-month periods ended December 31, 2005 and 2004, no single customer accounted for more than 10% of our revenue.

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

We rely primarily on a combination of trade secret, copyright and trademark laws and contractual provisions to protect our intellectual property and proprietary rights. Our trademarks include Raining Data, Pick, TigerLogic, D3, Omnis, Omnis Studio, mvEnterprise, mvBase, and mvDesigner, among others. We also have one pending U.S. patent application as of December 31, 2005.

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

At December 31, 2005, we had 134 employees worldwide of which 99 were in the United States and 35 were in our international offices. Of the 134 employees, 131 are full-time and approximately 50% are in research and development, 15% in technical support, 20% in sales and marketing and 15% in general and administrative functions.

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

Service revenue relates primarily to consulting services, maintenance and training. Maintenance revenue is initially deferred and then recognized ratably over the term of the maintenance contract, typically 12 months. Consulting and training revenue is recognized as the services are performed and is usually calculated on a time and materials basis. Such services primarily consist of implementation services related to the installation of our products and do not include significant customization to or development of the underlying software code. We do not have price protection programs, conditional acceptance agreements, and sales of our products are made without right of return.

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

Determining the fair value of a reporting unit under the first step of the goodwill impairment test and determining the fair value of individual assets and liabilities of a reporting unit (including unrecognized intangible assets) under the second step of the goodwill impairment test is judgmental in nature and often involves the use of significant estimates and assumptions. These estimates and assumptions could have a significant impact on whether or not an impairment charge is recognized and the magnitude of any such charge. However, we currently use our publicly-traded stock price to determine the fair value of the Company under step one of the goodwill impairment test.

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

	Three Months Ended December 31, 2005			Three Months Ended December 31, 2004		Nine Months Ended December 31, 2005			Nine Months Ended December 31, 2004
	Results	% of Net Revenues	Percent Change	Results	% of Net Revenues	Results	% of Net Revenues	Percent Change	Results	% of Net Revenues
Net revenues
Licenses	$2,334	44%	(12)%	$2,667	47%	$6,271	41%	(9)%	$6,907	43%
Services	2,965	56%	(3)%	3,053	53%	8,930	59%	(2)%	9,082	57%
Total net revenues	5,299	100%	(7)%	5,720	100%	15,201	100%	(5)%	15,989	100%
Cost of revenues
Cost of license revenues (as a % of license revenues)	27	1%	(59)%	66	2%	124	2%	(25)%	166	2%
Cost of service revenues (as a % of service revenues)	542	18%	(9)%	593	19%	1,745	20%	2%	1,712	19%
Gross margin on license revenues (as a % of license revenues)	2,307	99%	(11)%	2,601	98%	6,147	98%	(9)%	6,741	98%
Gross margin on service revenues (as a % of service revenues)	2,423	82%	(2)%	2,460	81%	7,185	80%	(3)%	7,370	81%
Operating expenses
Selling and marketing	1,337	25%	(14)%	1,552	27%	3,923	26%	(9)%	4,288	27%
Research and development	2,429	46%	20%	2,029	35%	7,052	46%	28%	5,503	34%
General and administrative	986	19%	(9)%	1,079	19%	2,777	18%	(5)%	2,925	18%
Stock-based compensation	—	0%	(100)%	8	0%	10	0%	(83)%	58	0%
Amortization of intangible assets	—	0%	(100)%	433	8%	—	0%	(100)%	1,733	11%
Total operating costs	4,752	90%	(7)%	5,101	89%	13,762	91%	(5)%	14,507	91%
Operating loss	(22)	0%	(45)%	(40)	(1)%	(430)	(3)%	9%	(396)	(2)%
Other expense, net	(246)	(5)%	9%	(225)	(4)%	(807)	(5)%	(4)%	(839)	(5)%
Net loss	$(268)	(5)%	1%	$(265)	(5)%	$(1,237)	(8)%	0%	$(1,235)	(8)%

REVENUE

NET REVENUE. Our revenue is derived principally from two sources: fees from software licensing and fees for services, including maintenance, consulting, training and technical support. We license our software on a per-CPU, per-server, per-port or per-user basis. Therefore, the addition of CPU’s, servers, ports or users to existing systems increases our revenue from our installed base of licenses. We view the MDMS and RAD markets in which we operate to be relatively stable from period to period.  We anticipate that our revenue on an annual basis from those products will remain stable or see slight declines for the foreseeable future. Fluctuations in revenue between quarters or year-to-year are primarily the result of the timing of orders and customer ordering patterns. We do not view the changes in year-to-year revenues for the three and nine-month periods ended December 31, 2005 and 2004 to be representative of immediate market trends.  However, we expect that the MDMS and RAD markets will eventually decline as customers adopt newer technologies, and, therefore, the revenue generated from sales of our MDMS and RAD products is expected to decrease.

We have been actively developing and marketing our XDMS product line. Should our development efforts and the adoption of this product line be successful, we anticipate additional revenues in future periods related to the sale of these products. However, we can give no assurances as to customer acceptance of any new products or services, or the ability of the current or any new products and services to generate revenue. While we are committed to research and development efforts that are intended to allow us to penetrate new markets and generate new sources of revenue, such efforts may not result in additional products, services or revenue.  In September 2005, we announced the Company’s first commercial OEM agreement for TigerLogic XDMS, which we expect will generate revenue in future periods.

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

OPERATING EXPENSES

SELLING AND MARKETING. Selling and marketing expense consists primarily of salaries, benefits, advertising, tradeshows, travel and overhead costs for our sales and marketing personnel. In the three and nine-month periods ended December 31, 2005 selling and marketing expense decreased as compared to the same periods in the prior year due to reduced salary and personnel related costs and timing of trade shows. We anticipate that selling and marketing costs related to XDMS products may increase as we further develop the sales channel for these products and if customer acceptance of these products increases. In addition, if our continued research and development efforts are successful, including with respect to our XDMS products, and new products or services are created, we may incur increased sales and marketing expense to promote those new products in future periods.

RESEARCH AND DEVELOPMENT. Research and development expense consists primarily of salaries and other personnel-related expenses and overhead costs for engineering personnel, including employees in the US and the UK and contractors in the US and India. In the three and nine-month periods ended December 31, 2005, spending related to our development efforts increased as certain of our new products reached general or production release and we continued to refine and add certain features and functionality to these products. The majority of these costs have been personnel-related, including salary and recruiting costs, as we have hired employees and contractors in association with the ongoing development and enhancement of our product lines. We are committed to our research and development efforts and expect research and development expense will remain at the current level in future periods or increase if we believe that additional spending is warranted. Such efforts may not result in additional new products and any new products, including the XDMS products, may not generate sufficient revenue, if any, to offset the research and development expense.

GENERAL AND ADMINISTRATIVE. General and administrative expense consists primarily of costs associated with our finance, human resources, legal and other administrative functions. These costs consist principally of salaries and other personnel-related expenses, professional fees, depreciation and overhead costs. General and administrative spending decreased slightly in the three and nine-month periods ended December 31, 2005 as compared to the same periods in the prior year as a result of salary-related savings.  We anticipate that general and administrative costs as a percentage of revenue and in absolute dollars will remain relatively stable during fiscal 2006.  In October 2005, the Company implemented a reduction in force relating to under utilized and non-strategic personnel.  The purpose of this initiative was to reduce the Company’s operating expenses.  Although the full impact has yet to be determined, it is anticipated that the Company will achieve a savings of approximately $0.5 million per annum across various operating expense categories including General and Administrative, Cost of Service and Research and Development.  However, such savings may be offset by cost increases relating to new product initiatives.

STOCK-BASED COMPENSATION.  The decreases in stock-based compensation in the three and nine-month periods ended December 31, 2005 as compared to the same periods in the prior year is attributable primarily to cancellations of previously issued options with an exercise price below fair value on date of grant for terminated employees, options reaching the end of their vesting periods, no new options being granted with an exercise price below fair value at the date of grant, and fewer options granted to non-employees. We do not anticipate significant changes in stock-based compensation expense in future periods prior to the adoption of SFAS 123R.  The adoption of this statement is expected to reduce earnings in future periods.

AMORTIZATION OF INTANGIBLE ASSETS.   We amortize our identifiable intangible assets in accordance with their determined useful life. The life of our existing intangible assets was estimated to be four years. As of December 31, 2005, our existing intangible assets were fully amortized.

OTHER INCOME (EXPENSE). Other expense consists primarily of net interest expense and, to a much lesser extent, gains and losses on foreign currency transactions. Other expense remained relatively consistent during the three and nine-month periods ended December 31, 2005 as compared to the three and nine-month periods ended December 31, 2004.  Due to the uncertainty in exchange rates, we may experience transaction gains or losses in future periods, the effect of which cannot be determined at this time.

LIQUIDITY AND CAPITAL RESOURCES

In connection with the acquisition of PickAx, we assumed a Secured Promissory Note issued to Astoria Capital Partners, L.P. (“Astoria”) dated November 30, 2000, in the amount of $18.5 million. In January 2003, we entered into a Note Exchange Agreement (the “Exchange Agreement”) with Astoria to replace the existing Secured Promissory Note, as amended, with a Convertible Subordinated Note. Under the terms of the Exchange Agreement, the Secured Promissory Note was exchanged and replaced with a Convertible Subordinated Note having a principal amount of $22.1 million, which principal amount was equal to the outstanding principal and accrued interest payable on the Secured Promissory Note as of the date of the Exchange Agreement.  In October 2005, Astoria assigned a portion of its Common Stock holdings totaling 870,306 shares and a portion of the Subordinated Convertible Note, totaling $1,751,832, to two of its limited partners.  As such, the Company issued an Amended and Restated Note to Astoria for $20,749,581 and corresponding notes directly to the limited partners for $862,979 and $888,853, respectively.  The Convertible Subordinated Notes are convertible into common stock at any time, at the option of the holder, at a price of $5.00 per share. The Convertible Subordinated Notes mature on May 30, 2008, extending the May 30, 2003 maturity date of the Secured Promissory Note. The interest rate of the Convertible Subordinated Notes is 5% per annum as compared to an interest rate of 10% per annum under the Secured Promissory Note. The interest is payable quarterly at our option in cash or through increases to the outstanding principal of the Convertible Subordinated Notes.

On December 14, 2004, we entered into an Agreement Regarding Amended and Restated Common Stock Purchase Warrant and 5% Convertible Subordinated Note Due 2008 with Astoria whereby we could redeem, in part, the Convertible Subordinated Note and the payment in kind (“PIK”) notes in advance of January 30, 2005. On December 14, 2004, Astoria exercised its warrant in the amount of $2,670,904. In lieu of a cash payment, we used the proceeds of the exercise to pay down a portion of the indebtedness to Astoria. The pay down consisted of $247,129 for accrued and unpaid interest, $1,914,165 for the PIK Notes issued to date and $509,610 as a reduction of principal of the Convertible Subordinated Note. As of December 31, 2005 there were outstanding PIK notes to Astoria and others for the accrued interest due in the aggregate amount of $283,580. For the foreseeable future, we expect to issue additional PIK notes in lieu of cash payments for the interest due under the Convertible Subordinated Notes. If the Convertible Subordinated Notes or the PIK notes are converted into common stock, our stockholders may experience substantial dilution. Unlike the Secured Promissory Note, the Convertible Subordinated Notes are not secured by our assets.

If our future financial performance improves, we may seek to take advantage of opportunities in the equity and capital markets to raise additional funds for operating needs or to pay down our debt to Astoria and others. There can be no assurances that such opportunities will arise. In addition to holding the majority of the Convertible Subordinated Notes, Astoria is a major stockholder of ours, holding a majority of our outstanding common stock.  Richard W. Koe, Chairman of the Board of Directors, serves as the Managing General Partner for Astoria. Carlton H. Baab, our President and Chief Executive Officer, served as a Managing Principal of Astoria Capital Management, which is a general partner of Astoria, until taking a formal leave of absence to join us in August 2001. Gerald F. Chew, a member of our Board of Directors, is the cousin of Mr. Koe.

At December 31, 2005, we had $9.7 million in cash. We believe that our existing cash balances combined with our cash flow from operating activities will be sufficient to meet our operating and capital expenditure requirements for the remainder of the fiscal year ending March 31, 2006 and through the foreseeable future. We are committed to research and development efforts that are intended to allow us to penetrate new markets and generate new sources of revenue and improve operating results. However, our research and development efforts have required, and will continue to require, cash outlays without the immediate or short-term receipt of related revenue. Our ability to service our long-term debt and meet our expenditure requirements is dependent upon our future financial performance, which will be affected by, among other things, prevailing economic conditions, our ability to penetrate new markets and attract new customers, market acceptance of our new and existing products and services, the success of research and development efforts and other factors beyond our control.

On February 11, 2004, we entered into a credit facility with Silicon Valley Bank which provides us with the ability to borrow up to $1.5 million at an annual interest rate of Prime plus 1.0%, provided that the annual interest rate shall never be less than 5%. The credit facility is collateralized by our assets and expires in February 2006. The credit facility contains financial and reporting covenants that require us to maintain certain financial ratios only when we have outstanding borrowings on the line. There were no outstanding borrowings at December 31, 2005. Upon expiration of the term of this facility we will assess our credit and liquidity needs in relation to market factors. However, we believe that the facility is not required for liquidity purposes or to meet our cash flow needs for the foreseeable future.

On November 9, 2004, we entered into a lease agreement with The Irvine Company whereby we leased one building in Irvine, California, comprising approximately 29,000 square feet, to replace our then headquarters facility. The lease commenced in November 2005 and has a five-year term. If certain conditions are met, we have the option to extend the term of the lease for an additional thirty-six months. The total basic rent over the five-year term is approximately $2.6 million, which represents a lower per square foot cost than our prior property lease. The annual basic rent during the five-year term ranges from approximately $475,000 during the first year to approximately $545,000 during the fifth year. The rent expense is being recognized on a straight line basis over the lease term.

We had no material commitments for capital expenditures at December 31, 2005.

Net cash used in operating activities was $1.2 million and net cash provided by operating activities was $1.1 million for the nine-month periods ended December 31, 2005 and 2004, respectively.  The decrease in cash provided by operating activities is the result of a reduction in revenues coupled with increased investment in research and development activities relating to our new product initiatives.

Our earnings before interest, taxes, depreciation and amortization (EBITDA) were $37,000, or 1% of total net revenue, and negative $0.2 million, or negative 1% of total net revenue, for the three and nine-month periods ended December 31, 2005, respectively, and $0.5 million, or 8% of total net revenue, and $1.6 million, or 10% of total net revenue, for the three and nine-month periods ended December 31, 2004, respectively. The reduction in EBITDA was a result of the reduced revenues in the period and increased spending for research and development. EBITDA is defined as net loss with an add-back for depreciation and amortization, non-cash stock-based compensation expense, interest expense, other income and expense items and income taxes. The following table reconciles EBITDA to the reported net loss:

RECONCILIATION OF EBITDA TO NET LOSS

	Three months ended December 31,		Nine months ended December 31,
In $000’s	2005	2004	2005	2004

Reported net loss	$(268)	$(265)	$(1,237)	$(1,235)
Depreciation and amortization	59	498	206	1,948
Stock-based compensation	—	8	10	58
Interest expense-net	239	292	728	900
Other (income) expense-net	7	(67)	79	(61)

EBITDA	$37	$466	$(214)	$1,610

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

Our EBITDA financial information is also comparable to net cash provided by (used in) operating activities. The table below reconciles EBITDA to the GAAP disclosure of net cash provided by (used in) operating activities:

RECONCILIATION OF EBITDA TO NET CASH PROVIDED BY (USED IN) OPERATING ACTIVITIES

	Nine months ended December 31,
In $000’s	2005	2004
Net cash provided by (used in) operating activities	$(1,185)	$1,098

Interest expense-net	728	900
Other (income) expense-net	79	(61)
Change in accounts receivable	359	336
Change in other assets	23	194
Change in accounts payable	317	(82)
Change in accrued liabilities	(869)	(813)
Change in deferred revenue	396	100
Note payable discount amortization	(62)	(62)

EBITDA	$(214)	$1,610

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

IF WE FAIL TO INCREASE REVENUE OR IMPROVE OUR OPERATING RESULTS, WE MAY NOT BE ABLE TO REPAY OUR DEBT TO ASTORIA AND OTHERS.

We believe that our cash and cash flow from operating activities will be sufficient to meet our operating and capital expenditure requirements at least through the foreseeable future. Our ability to meet our expenditures and service our debt obligations is dependent upon our future financial performance, which will be affected by, among other things, prevailing economic conditions, our ability to penetrate new markets and attract new customers, market acceptance of our new and existing products and services, the success of research and development efforts and other factors beyond our control. As previously noted, in January 2003, we entered into the Exchange Agreement with Astoria to replace the existing Secured Promissory Note, which was due May 2003, with a Convertible Subordinated Note, which is due and payable in May 2008. The Convertible Subordinated Notes bear interest at 5% per annum and are convertible into common stock at any time at a price of $5.00 per share. If we are unable to penetrate new markets, generate new sources of revenue or otherwise improve our operating results, we may be unable to repay our debt to Astoria and others or to access opportunities in the equity and capital markets to raise additional funds for operating needs.

THE CONCENTRATION OF OUR STOCK OWNERSHIP AND THE DEBT OWED TO ASTORIA GIVE CERTAIN STOCKHOLDERS SIGNIFICANT CONTROL OVER OUR BUSINESS.

As of December 31, 2005, Astoria beneficially owned approximately 58% of our outstanding common stock.  In addition, as of December 31, 2005, the Convertible Subordinated Note issued to Astoria had a balance of approximately $20.7 million in principal and accrued interest maturing on May 30, 2008. Richard W. Koe, Chairman of the Board of Directors, serves as the Managing General Partner for Astoria Capital Management, which is a general partner of Astoria. Carlton H. Baab, our President and Chief Executive Officer, served as a Managing Principal of Astoria Capital Management until taking a formal leave of absence to join us in August 2001. This concentration of stock ownership, together with the outstanding debt, would allow Astoria, acting alone, to block any actions that require approval of our stockholders, including the election of members to the Board of Directors and the approval of significant corporate transactions. Moreover, this concentration of ownership may delay or prevent a change in control.

RECENT RULEMAKING BY THE FINANCIAL ACCOUNTING STANDARDS BOARD WILL REQUIRE THE COMPANY TO EXPENSE EQUITY COMPENSATION GIVEN TO EMPLOYEES AND MAY HARM OPERATING RESULTS AND MAY REDUCE THE COMPANY’S ABILITY TO EFFECTIVELY UTILIZE EQUITY COMPENSATION TO ATTRACT AND RETAIN EMPLOYEES.

The Company historically has used stock options as a significant component of its employee compensation program in order to align employees’ interests with the interests of the Company’s stockholders, encourage employee retention, and provide competitive compensation packages. The Financial Accounting Standards Board (“FASB”) has adopted changes that will require companies to record a charge to earnings for employee stock option grants and other equity incentives, which may impact the Company’s results of operations in future periods. The Company is required to implement the standard no later than its fiscal year 2007. By causing the Company to incur increased compensation costs, such accounting changes are expected to reduce the Company’s reported earnings and may require the Company to reduce the availability and amount of equity incentives provided to employees, which may make it more difficult for the Company to attract, retain and motivate key personnel. Each of these results could materially and adversely affect the Company’s business.  The future impact of the adoption of SFAS 123R on the Company’s consolidated financial position and results of operations has not been determined at this time, however, the adoption of this statement is expected to reduce earnings in future periods.

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

THE INABILITY TO PROTECT OUR INTELLECTUAL PROPERTY COULD HARM OUR ABILITY TO COMPETE.

Our ability to compete successfully will depend, in part, on our ability to protect our proprietary technology and operations without infringing upon the rights of others. We may fail to do so. In addition, the laws of certain countries in which our products are, or may be, licensed may not protect our proprietary rights to the same extent as the laws of the United States. We rely primarily on a combination of trade secret, copyright and trademark laws and contractual provisions to protect our intellectual property and proprietary rights. Our trademarks include Raining Data, Pick, D3, Omnis, Omnis Studio, mvEnterprise, mvBase, mvDesigner and TigerLogic, among others. We also have one pending U.S. patent application as of December 31, 2005. In addition to trademark and copyright protections, we license our products to end users on a “right to use” basis pursuant to a perpetual license agreement that restricts use of products to a specified number of users.

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

As of December 31, 2005, we had 20,599,003 outstanding shares of common stock, of which approximately 9,700,000 shares were restricted securities held by Astoria and other holders. Restricted securities may be sold in the public market only if they are registered or if they qualify for an exemption from registration promulgated under the Securities Act of 1933, as amended. At present, all of our outstanding restricted securities are either entitled to registration rights or eligible for public sale under Rule 144, subject to volume limitations and other requirements of Rule 144. If Astoria or other holders decide to exercise their demand registration rights, we would incur costs and expenses associated with the registration of securities.

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

OUR GLOBAL OPERATIONS EXPOSE US TO ADDITIONAL RISKS AND CHALLENGES ASSOCIATED WITH CONDUCTING BUSINESS INTERNATIONALLY.

We operate on a global basis with offices or distributors in Europe, Africa, Asia, Latin America, South America, Australia and North America and development efforts in North America, India and Europe. Approximately 32% and 30% of our revenue for the three and nine-month periods ended December 31, 2005, respectively, was generated from our international offices. We face several risks inherent in conducting business internationally, including but not limited to the following:

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

PART II. OTHER INFORMATION

ITEM 1.  LEGAL PROCEEDINGS

We are subject from time to time to claims and suits arising in the ordinary course of business.  As of December 31, 2005, we were not a party to any material litigation, claim or suit.

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

At the 2005 Annual Meeting of the Company’s Stockholders held on November 28, 2005 (the “Meeting”), six proposals were submitted. No other proposals were put before the meeting. The proposals and voting results were as follows:

1.             To elect Douglas G. Marshall and Richard W. Smith as the two Class I directors to serve until the 2008 Annual Meeting of the Stockholders or until their successors are duly elected and qualified:

Douglas G. Marshall	FOR: 20,206,749	WITHHELD: 11,005
Richard W. Smith	FOR: 20,206,749	WITHHELD: 11,005

2.             To ratify the appointment of KPMG LLP as the independent auditors of the Company for the fiscal year ending March 31, 2006:

FOR: 20,185,072    AGAINST:  29,337    ABSTAIN: 3,345

3.             To amend the Company’s Restated Certificate of Incorporation to increase the authorized number of shares of Common Stock from 60,000,000 to 100,000,000 shares and to increase the authorized number of shares of Preferred Stock from 300,000 to 5,000,000 shares:

FOR: 14,005,517   AGAINST:  157,368   ABSTAIN: 39,685  BROKER NON VOTES: 6,015,184

4.             To amend the Company’s Restated Certificate of Incorporation to remove the provision requiring the affirmative vote of the holders of two-thirds (2/3) of the outstanding voting shares to amend, alter, modify or repeal provisions of the Company’s Restated Certification of Incorporation which (i) set the authorized number of directors, (ii) provide for a classified Board of Directors and (iii) provide for directors to be removed with or without cause.

FOR: 14,052,798   AGAINST:  107,117   ABSTAIN: 42,665  BROKER NON VOTES: 6,015,184

5.             To approve amendments to Section 3.1 and Article XI of the Company’s Amended and Restated Bylaws to remove the requirements of the affirmative vote of two-thirds (2/3) of the then-outstanding shares of stock entitled to vote to amend, change or repeal provisions which (i) set the authorized number of directors and (ii) provide for a classified Board of Directors.

FOR: 14,056,379   AGAINST:  103,211   ABSTAIN: 42,980  BROKER NON VOTES: 6,015,184

6.             To approve amendments to the Company’s 1999 Stock Option Plan (the “Plan”) to: (1) increase the number of shares authorized for issuance under the Plan by 1,500,000 shares to a total of 6,500,000 shares available for issuance under the Plan; (2) provide for automatic annual increases in the number of shares reserved for issuance under the Plan by an amount equal to the lesser of (i) three percent (3%) of the Company’s total outstanding shares on the last day of the Company’s fiscal year, (ii) 2,000,000, or (iii) such lesser amount as determined in the sole and absolute discretion of the Company’s Board of Directors; and (3) add restricted stock purchase rights as a new award type and add net exercise as an acceptable form of consideration upon exercise of stock options.

FOR: 13,163,615    AGAINST:  592,052    ABSTAIN: 442,003  BROKER NON VOTES: 6,020,084

All proposals were approved by the requisite number of votes.

ITEM 6.  EXHIBITS

Exhibits:

3.1

Amended and Restated Certificate of Incorporation of the Registrant filed with the Secretary of State of Delaware on November 29, 2005, incorporated by reference to Form 8-K filed on November 30, 2005.

3.2	Amended and Restated Bylaws of the Registrant, dated November 28, 2005, incorporated by reference to Form 8-K filed on November 30, 2005.
10.1	1999 Stock Plan, as amended on November 28, 2005, Form of Notice of Stock Option Grant and Form of Stock Option Agreement, incorporated by reference to Form 8-K filed on November 30, 2005.
31.1	Certification of Chief Executive Officer.
31.2	Certification of Chief Financial Officer.
32.1	Certification of Chief Executive Officer and Chief Financial Officer Pursuant to 18 U.S.C. 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

SIGNATURES

In accordance with the requirements of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Date: February 9, 2006	RAINING DATA CORPORATION

/s/ Brian C. Bezdek

Brian C. Bezdek
Chief Financial Officer and Duly Authorized Officer

EXHIBIT INDEX

3.1

Amended and Restated Certificate of Incorporation of the Registrant filed with the Secretary of State of Delaware on November 29, 2005, incorporated by reference to Form 8-K filed on November 30, 2005.

3.2	Amended and Restated Bylaws of the Registrant, dated November 28, 2005, incorporated by reference to Form 8-K filed on November 30, 2005.
10.1	1999 Stock Plan, as amended on November 28, 2005, Form of Notice of Stock Option Grant and Form of Stock Option Agreement, incorporated by reference to Form 8-K filed on November 30, 2005.
31.1	Certification of Chief Executive Officer.
31.2	Certification of Chief Financial Officer.
32.1	Certification of Chief Executive Officer and Chief Financial Officer Pursuant to 18 U.S.C. 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.