Form 10KSB
period 2006-03-31
RAINING DATA CORP
filed 2006-07-24
CIK 820738

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-KSB

(Mark one)
☒	ANNUAL REPORT PURSUANT TO SECTION 13 or 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended March 31, 2006
or
☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the transition period from to .

Commission file number 0-16449

RAINING DATA CORPORATION
(Name of Small Business Issuer in Its Charter)

Delaware	94-3046892
(State of Incorporation)	(I.R.S. Employer ID. No.)
25A Technology Drive, Irvine, California	92618
(Address of Principal Executive Offices)	(Zip Code)

(949) 442-4400
(Issuer’s Telephone Number, Including Area Code)

Securities registered under Section 12(b) of the Exchange Act:

Name of Each Exchange
Title of Each Class	on Which Registered
None	N/A

Securities registered under Section 12(g) of the Exchange Act:
Common Stock, $0.10 par value

Check whether the issuer (1) filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☐  No ☒

Check if there is no disclosure of delinquent filers in response to Item 405 of Regulation S-B contained in this form, and no disclosure will be contained, to the best of Registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-KSB or any amendment to this Form 10-KSB. ☒

Indicate by check mark whether the Registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐  No ☒

The Registrant’s revenues for the fiscal year ended March 31, 2006 were $20.3 million.

The aggregate market value of the voting and non-voting common equity held by non-affiliates of the Registrant was $25,549,055 on May 31, 2006 based on the closing sale price of such stock on that date.

As of May 31, 2006, the Registrant had 20,644,976 shares of its common stock outstanding.

DOCUMENTS INCORPORATED BY REFERENCE

None.

Transitional Small Business Disclosure Format (check one): Yes ☐  No ☒

RAINING DATA CORPORATION

FISCAL YEAR 2006 FORM 10-KSB ANNUAL REPORT

i

PART I

IMPORTANT NOTE ABOUT FORWARD-LOOKING STATEMENTS   This Form 10-KSB contains forward-looking statements within the meaning of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended (the “Exchange Act”). These statements may generally be identified by the use of such words as “expect,” “anticipate,” “believe,” “intend,” “plan,” “will,” or “shall,” or the negative of those terms. We have based these forward-looking statements on our current expectations and projections about future events. Forward-looking statements involve certain risks and uncertainties and actual results may differ materially from those discussed in any such statement. Factors that could cause actual results to differ materially from such forward-looking statements include the risks described under the heading “Risk Factors” in Part II, Item 6 of this Form 10-KSB and elsewhere in this Form 10-KSB. The forward-looking statements contained in this Form 10-KSB include, but are not limited to statements about the following: (1) our future success, (2) our research and development efforts, (3) our future operating results and cash flow, (4) our competitive ability and position, (5) the markets in which we operate, (6) our revenue, (7) cost of license revenue and cost of service revenue, (8) our selling and marketing costs, (9) our general and administrative costs, (10) stock-based compensation expense and the impact of adopting SFAS 123R, (11) the possibility that we may seek to take advantage of opportunities in the equity and capital markets  (12) our belief that our existing cash balances combined with our cash flow from operating activities will be sufficient to meet our operating and capital expenditure requirements for the remainder of the fiscal year ending March 31, 2007 and through the foreseeable future, (13) our belief that our credit facility is not required for liquidity purposes or to meet our cash flow needs for the foreseeable future and (14) our focus on the continued development and enhancement of the TigerLogic XDMS product line, identification of new and emerging application areas and discussions with channel partners for the sale and distribution of the TigerLogic product line. All forward-looking statements in this document are made as of the date hereof, based on information available to us as of the date hereof, and we assume no obligation to update any forward-looking statement.

ITEM 1.                Description of Business

Restatement

The filing of this Annual Report on Form 10-KSB for the year ended March 31, 2006 was delayed to permit us to restate our consolidated financial statements for the years ended March 31, 2004 and 2005. The restatement adjustments relate to an error in adopting SFAS No. 142, “Goodwill and Other Intangible Assets,” in 2003, and an error in accounting for foreign net operating loss carryforwards acquired in a business combination. For a more complete description of the current restatement and the impact on specific periods, refer to Note 1—Restatement in notes to consolidated financial statements contained in this Form 10-KSB.

Overview

We were incorporated in the State of Delaware in August 1987. We were originally incorporated as Blyth Holdings, Inc. and our name was changed to Omnis Technology Corporation in September 1997. Effective December 1, 2000, we completed the acquisition of PickAx, Inc., a Delaware corporation (“PickAx”). Concurrent with the acquisition, we changed our name to Raining Data Corporation.

Products

Our principal business is the design, development, sale and support of software infrastructure. Our products allow customers to create and enhance flexible software applications for their own needs and our software may be categorized into three product lines: XML data management systems (“XDMS”),

Multi-dimensional database management systems (“MDMS”), and Rapid Application Development (“RAD”) software tools.

Many of our products are based on the Pick Universal Data Model (“Pick UDM”), which we created, and are capable of handling data from many sources. The Pick UDM is a core component across the XDMS and MDMS product lines.

Beginning in 2001, we began an extensive effort to leverage our time-proven Pick UDM and core intellectual property to create an enterprise class XML database management system for the emerging XML market, the growing need for native XML data stores and the ability to handle structured and unstructured data. This significant investment of time and resources resulted in the TigerLogic XDMS product line. We are focused on the continued development and enhancement of this product line, identification of new and emerging application areas and discussions with channel partners for the sale and distribution of the TigerLogic product line.

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

Multi-dimensional Databases (MDMS)

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

Technical Support

Our products are used by our customers to build and deploy applications that may become a critical component of their business operations. As a result, continuing to provide customer technical support services is an important element of our business strategy. Customers who participate in our support programs receive periodic maintenance releases on a when-and-if available basis and direct technical support when required.

Sales and Distribution

In the United States, we sell our products through established distribution channels consisting of OEMs, system integrators, specialized vertical application software developers and consulting organizations. We also sell our products directly through our sales personnel to end user organizations. Outside the United States, we maintain direct sales offices in the United Kingdom, France and Germany. Approximately 31% of our revenue came from sales through our offices located outside the United States for the year ended March 31, 2006.

We sell our products in U.S. Dollars in North America, British Pounds Sterling in the United Kingdom and Euros in France and Germany. Because we recognize revenue and expense in these various currencies but report our financial results in U.S. Dollars, changes in exchange rates may cause variances in our period-to-period revenue and results of operations in future periods. Recorded foreign exchange gains and losses have not been material to our performance to date.

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

•       Corporate Information Technology (“IT”) Departments.

For each of the three years ended March 31, 2006, 2005 and 2004, no single customer accounted for more than 10% of our revenue.

Research and Development

We have devoted significant resources to the research and development of our products and technology. We believe that our future success will depend largely on a strong development effort with respect to both our existing and new products. These development efforts have resulted in updates and upgrades to existing MDMS and RAD products and the launch of new products including the XDMS product line. New product releases in all of our product lines are currently in progress. We expect to continue our research and development efforts in all product lines for the foreseeable future. We intend for these efforts to improve our future operating results and increase cash flow. However, such efforts may not result in additional new products or revenue, and we can make no assurances that the recently announced products or future products will be successful. We spent $9.6 million, $7.5 million and $7.7 million on research and development in fiscal years 2006, 2005 and 2004, respectively.

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

We believe that our ability to compete in the various MDMS, RAD, and XDMS markets depends on factors both within and outside our control, including the timing of release, performance and price of new products developed by both us and our competitors. Although we believe that we currently compete favorably with respect to most of these factors, we may not be able to maintain our competitive position against current and potential competitors, especially those with greater resources.

Intellectual Property and Other Proprietary Rights

We rely primarily on a combination of trade secret, copyright and trademark laws and contractual provisions to protect our intellectual property and proprietary rights. Our trademarks include Raining Data, Pick, TigerLogic, D3, Omnis, Omnis Studio, mvEnterprise, mvBase, and mvDesigner, among others. We also have one pending U.S. patent application as of March 31, 2006.

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

Employees

At March 31, 2006, we had 133 employees worldwide of which 100 were in the United States and 33 were in our international offices. Of the 133 employees, 131 are full-time and approximately 50% are in research and development, 15% in technical support, 20% in sales and marketing and 15% in general and administrative functions.

Executive Officers

The following sets forth certain information regarding our executive officers as of March 31, 2006:

Name	Age	Position(s)
Carlton H. Baab	48	President, Chief Executive Officer and Director
Brian C. Bezdek	35	Chief Financial Officer and Secretary
Mark Allen	61	Vice President, Worldwide Customer Support & Training
Gwyneth M. Gibbs	62	Vice President, European Operations
Soheil Raissi	50	Vice President, Product Development & Professional Services
Ajay Ramachandran	32	CTO & Vice President, XML-Centric Applications & Platforms

Mr. Baab joined us as President and Chief Executive Officer in August 2001 and was appointed as a member of our Board of Directors in December 2001. From May 2001 to August 2001, Mr. Baab served as a Managing Principal of Astoria Capital Management (“ACM”), a Securities and Exchange Commission (the “SEC”) registered investment advisor and a General Partner of Astoria Capital Partners, L.P. (“ACP”), a significant stockholder of ours. In August 2001, Mr. Baab took a formal leave of absence from ACM to join us. From March 2000 to April 2001, Mr. Baab was the Vice President of Finance and Chief Financial Officer of Certive, Inc., a web-based small-business services firm. From January 1999 to March 2000, Mr. Baab was the Chief Operating Officer and Chief Financial Officer of RemarQ Communities, Inc., a web-based provider of discussion group services. Mr. Baab served as Chief Financial Officer of the CKS Group (“CKS”), a marketing communications company, from February 1994 through December 1998. In addition, Mr. Baab served as an Executive Vice President and the Secretary of CKS from August 1995 through December 1998 and as CKS’s Chief Operating Officer from August 1995 through May 1996. Mr. Baab also served on the Board of Directors of Momentum Business Applications, Inc. (Nasdaq: MMTM), which provided research and development expertise on a contract basis, until it was acquired by PeopleSoft (Nasdaq: PSFT) in April 2002. Mr. Baab also serves on the University of Southern California, School of Engineering Board of Councilors. Mr. Baab holds a B.S. in Electrical Engineering, with honors, from the University of Southern California and an M.B.A. from the Harvard Graduate School of Business Administration.

Mr. Bezdek has served as our Chief Financial Officer since January 2003 and has served as Secretary since April 2002. Mr. Bezdek joined us as Vice President, Finance, Corporate Controller and Secretary in April 2002. From May 1996 to April 2002, Mr. Bezdek held various corporate finance positions, most recently as Vice President of Finance, at Activision Publishing Inc. (Nasdaq: ATVI), a worldwide publisher, developer and distributor of video games and interactive entertainment products. Mr. Bezdek holds a B.S. in Business Administration from Bowling Green State University and is a Certified Public Accountant as well as a Certified Treasury Professional. Mr. Bezdek resigned his position as Chief Financial Officer and Secretary effective May 5, 2006.

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

Mr. Raissi has served as our Vice President, Product Development and Professional Services since September 2001. From March 2001 to September 2001, Mr. Raissi performed independent software and management consulting services. From September 2000 to March 2001, Mr. Raissi served as Vice President, Product Development for Equative, Inc., a computer software company providing web-based enterprise resource management applications to medium and larger enterprises. From September 1999 to August 2000, Mr. Raissi served as Vice President, Technical Services for Zland.com, an application service provider supplying hosted web-based applications through the Internet. From February 1996 to September 1999, Mr. Raissi served as the founding President of the Information Technology Group, which provided record and information management and retention scheduling software services to Fortune 1000 companies. Mr. Raissi holds a B.S. in Computer Science from California State University, Dominguez Hills and a B.A. in Literature from Pars University in Tehran, Iran. Mr. Raissi resigned his position as Vice President, Product Development and Professional Services effective April 26, 2006.

Mr. Ramachandran is disclosed because he is an employee expected to make a significant contribution to the business pursuant to item 401(b) of regulation SB. Mr. Ramachandran was not considered an executive officer as of March 31, 2006. Mr. Ramachandran joined Raining Data as Vice President and General Manager of the Enterprise Applications Group in April 2004. He was promoted to CTO and Vice President of XML-Centric Applications and Platforms in May 2006. From October 2001 to April 2004, Mr. Ramachandran served as a Founding General Partner of Ark Venture Partners LLC, a management advisory and private equity firm. From April 1999 to September 2001, Mr. Ramachandran was a Co-Founder at Electron Economy, a venture capital funded supply chain workflow and XML integration software company, where he was the Vice President of Business Development and Strategic Alliances between April 1999 to July 2000 and the Vice President of Business Development and Product Management from July 2000 to September 2001. From December 1997 to July 1999, Mr. Ramachandran was a Partner and Practice Leader of the E-Commerce Business Unit at USWeb/CKS Corporation, a leading Internet Professional Services Firm. From June 1996 to December 1997, Mr. Ramachandran was a Partner and Director of Technology and Internet Applications at Utopia Inc.. Mr. Ramachandran serves on the boards of several early stage ventures and is the technical chair of the World Wide Consortium of the GRID. Mr. Ramachandran holds a B.S. in Molecular Cellular Biology and B.A. in Communications, from the University of California at Davis.

ITEM 2.                Description of Property

We currently lease approximately 29,000 square feet of office space in Irvine, California. The lease commenced in November 2005 and has a five year term and provides for a base monthly rent of approximately $43,000. The facility accommodates our engineering, technical support, sales, marketing, and general and administrative personnel.

We own a building consisting of approximately 5,900 total square feet located on approximately six acres of land in Suffolk, England. The facility houses engineers, marketing, and technical support.

We currently lease approximately 5,000 square feet of office space in San Jose, California which houses engineering, business development, marketing, and general and administrative personnel.

We also lease a sales and support office in each of the UK, France and Germany.

We believe that our facilities are suitable and adequate for our current needs.

ITEM 3.                Legal Proceedings

We are subject from time to time to litigation, claims and suits arising in the ordinary course of business. As of March 31, 2006, we were not a party to any material litigation, claim or suit.

ITEM 4.                Submission of Matters to a Vote of Security Holders

No matters were submitted to a vote of our stockholders during the fourth quarter of the fiscal year ended March 31, 2006.

PART II

ITEM 5.                Market for Common Equity and Related Stockholder Matters

Market Information

Our common stock is traded on the Nasdaq SmallCap Market under the symbol “RDTA.”

The following table sets forth the high and low closing prices for our common stock for the periods indicated, as reported by Nasdaq:

	High	Low
Fiscal Year 2005
First Quarter	$3.40	$2.52
Second Quarter	$2.90	$2.13
Third Quarter	$3.26	$2.09
Fourth Quarter	$3.38	$2.49

	High	Low
Fiscal Year 2006
First Quarter	$2.79	$2.09
Second Quarter	$4.20	$2.06
Third Quarter	$4.33	$3.42
Fourth Quarter	$3.50	$2.53

On March 31, 2006, the closing price for our common stock on the Nasdaq SmallCap Market was $2.73 and there were approximately 138 holders of record of our common stock.

Dividends

We have never declared or paid dividends on our common stock. We intend to retain earnings, if any, for the operation and expansion of our business, and therefore do not anticipate paying any cash dividends in the foreseeable future. The terms of the Loan and Security Agreement with Silicon Valley Bank, dated February 11, 2004, prohibit the payment of dividends (except in specified circumstances) without Silicon Valley Bank’s prior written consent, which will not be unreasonably withheld.

ITEM 6.                Management’s Discussion and Analysis

The section entitled “Management’s Discussion and Analysis” set forth below contains forward-looking statements within the meaning of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Exchange Act. When used herein, the words “anticipates,” “believes,” “continue,” “could,” “estimates,” “expects,” “intends,” “may,” “plans,” “seeks,” “should,” “will” or the negative of these terms or similar expressions are generally intended to identify forward-looking statements. Forward-looking statements involve certain risks and uncertainties, and actual results may differ materially from those discussed in any such statement. Factors that could cause actual results to differ materially from such forward-looking statements include the risks described in the “Risk Factor” section and elsewhere in this Form 10-KSB. All forward-looking statements in this document are made as of the date hereof, based on information available to us as of the date hereof, and we assume no obligation to update any forward-looking statement. See “Important Note About Forward-Looking Statements” in Part I of this 10-KSB.

This discussion and analysis of the financial statements and results of operations should be read in conjunction with our audited consolidated financial statements, including the related notes thereto, contained elsewhere in this Form 10-KSB.

Restatement

The Company’s beginning accumulated deficit in the accompanying consolidated statements of stockholders’ equity and comprehensive loss has been adjusted to correct an error that occurred upon the adoption of SFAS No. 142, “Goodwill and Other Intangible Assets,” in 2003.  Upon adoption, the Company appropriately reclassified a work force intangible asset to goodwill. However, the related deferred tax liability of approximately $460,000 was not reclassified to goodwill in accordance with SFAS No. 142. Had the Company appropriately reclassified the deferred tax liability, it would have increased its deferred tax asset valuation allowance by recording a corresponding charge to income tax expense, since the Company has determined it requires a full valuation allowance against its deferred tax assets. Our goodwill has been overstated and our accumulated deficit has been understated since the time of the error and have been corrected in this Annual Report on Form 10-KSB.

In addition, we utilized foreign net operating loss carryforwards acquired in a fiscal 2001 business combination and incorrectly recorded the benefit to income tax expense instead of goodwill. The net effect of this adjustment in the accompanying consolidated statement of operations was an increase to income tax expense of $73,000 and $173,000 for the years ended March 31, 2005 and 2004, respectively. Goodwill was reduced and accumulated deficit was increased in our March 31, 2005 and 2004 consolidated balance sheets for a corresponding amount. We also adjusted beginning accumulated deficit in the consolidated statements of stockholders’ equity and comprehensive loss by $57,000 for the cumulative effect of this error prior to April 1, 2003.

For a more complete description of the current restatement and the impact on specific periods, refer to Note 1—Restatement in notes to consolidated financial statements contained in this Form 10-KSB.

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

On an on-going basis, we evaluate our estimates, including those related to revenue recognition and accounting for goodwill. We base our estimates on historical experience and on various other assumptions that we believe to be reasonable under the circumstances. Actual results may differ from these estimates under different assumptions or conditions.

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

GOODWILL.   We assess the impairment of goodwill whenever events or changes in circumstances indicate that the carrying value may not be recoverable. We also assess the value of goodwill at least annually. Factors we consider to be important which could trigger an impairment review include the following:

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

Determining the fair value of a reporting unit under the first step of the goodwill impairment test and determining the fair value of individual assets and liabilities of a reporting unit (including unrecognized intangible assets) under the second step of the goodwill impairment test is judgmental in nature and often involves the use of significant estimates and assumptions. These estimates and assumptions could have a significant impact on whether or not an impairment charge is recognized and the magnitude of any such charge. However, we currently use our publicly-traded stock price to determine our fair value under step one of the goodwill impairment test.

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

	Year Ended March 31, 2006			Year Ended March 31, 2005 (As Restated)			Year Ended March 31, 2004 (As Restated)
	Results	% of Net Revenues	Percent Change	Results	% of Net Revenues	Percent Change	Results	% of Net Revenues
Net revenues
Licenses	$8,404	41%	(10)%	$9,362	44%	(5)%	$9,819	44%
Services	11,890	59%	(2)%	12.121	56%	(3)%	12,478	56%
Total net revenues	20,294	100%	(6)%	21.483	100%	(4)%	22,297	100%
Operating expenses
Cost of license revenues (as a% of license revenues)	207	2%	(35)%	318	3%	8%	295	3%
Cost of service revenues (as a% of service revenues)	2,274	19%	(3)%	2,333	19%	6%	2,206	18%
Selling and marketing	5,219	26%	(7)%	5,582	26%	(3)%	5,741	26%
Research and development	9,628	47%	28%	7,506	35%	(2)%	7,651	34%
General and administrative	3,477	17%	(7)%	3,739	17%	0%	3,746	17%
Stock-based compensation	10	0%	(85)%	66	0%	(73)%	246	1%
Amortization of intangible assets	—	0%	(100)%	1,733	8%	(33)%	2,600	12%
Total operating expenses	20,815	103%	(2)%	21,277	99%	(5)%	22,485	101%
Operating income (loss)	(521)	(3)%	353%	206	1%	(210)%	(188)	(1)%
Other income (expense), net	(1,027)	(5)%	(9)%	(1,127)	(5)%	(6)%	(1,196)	(5)%
Loss before income taxes	(1,548)	(8)%	68%	(921)	(4)%	(33)%	(1,384)	(6)%
Provision for income taxes	76	0%	4%	73	0%	(49)%	142	1%
Net loss	$(1,624)	(8)%	63%	$(994)	(5)%	(35)%	$(1,526)	(7)%

REVENUE

NET REVENUE.   Our revenue is derived principally from two sources: fees from software licensing and fees for services, including maintenance, consulting, training and technical support. We license our software on a per-CPU, per-server, per-port or per-user basis. Therefore, the addition of CPU’s, servers, ports or users to existing systems increases our revenue from our installed base of licenses. We view the MDMS and RAD markets in which we operate to be relatively stable and consistent from period to period and anticipate that our revenue on an annual basis from those products will remain stable for the foreseeable future. Fluctuations in revenue between quarters or year-to-year are primarily the result of the timing of orders and customer order patterns. We do not view the changes in year-to-year revenues for the years ended March 31, 2006, 2005 and 2004 to be representative of immediate market trends. However, in the longer term, we expect that the MDMS and RAD markets will eventually contract as customers adopt newer technologies and, therefore, the revenue generated from sales of our MDMS and RAD products is expected to decrease.

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

OPERATING EXPENSES

COST OF LICENSE REVENUE.   Cost of license revenue is comprised of direct costs associated with software license sales including software packaging, documentation, physical media costs and royalties. Cost of license revenue remained relatively consistent in fiscal 2006 as compared to fiscal 2005 and in fiscal 2005 as compared to fiscal 2004. We anticipate that the cost of license revenue, as a percentage of license revenue and in absolute dollars, will be relatively stable in future periods.

COST OF SERVICE REVENUE.   Cost of service revenue includes primarily personnel costs relating to providing consulting, technical support and training services. Cost of service revenue remained relatively consistent in fiscal 2006 as compared to fiscal 2005 and in fiscal 2005 as compared to fiscal 2004. We anticipate that the cost of service revenue, as a percentage of service revenue and in absolute dollars, will be relatively stable in future periods.

SELLING AND MARKETING.   Selling and marketing expense consists primarily of salaries, benefits, advertising, tradeshows, travel and overhead costs for our sales and marketing personnel. Selling and marketing expense remained relatively consistent in fiscal 2006 as compared to fiscal 2005 and in fiscal 2005 as compared to fiscal 2004. We anticipate that selling and marketing costs related to XDMS products may increase as we further develop the sales channel for these products and if customer acceptance of these products increases. In addition, if our continued research and development efforts are successful, including with respect to our XDMS products, and new products or services are created, we may incur increased sales and marketing expense to promote those new products in future periods.

RESEARCH AND DEVELOPMENT.   Research and development expense consists primarily of salaries and other personnel-related expenses and overhead costs for engineering personnel, including employees in the US and the UK and contractors in the US and India. In fiscal 2006, spending related to our development efforts increased because our new products reached production release and we continued to refine and add certain features and functionality to these products. The majority of these costs have been personnel related, including salary and recruiting costs, as we have hired employees and contractors in association with the ongoing development and enhancement of our product lines. Research and development expense remained relatively consistent in fiscal 2005 as compared to fiscal 2004. We are committed to our research and development efforts and expect research and development expense will remain at the current level in future periods or increase if we believe that additional spending is warranted. Such efforts may not result in additional new products and any new products, including the XDMS products, may not generate sufficient revenue, if any, to offset the research and development expense.

GENERAL AND ADMINISTRATIVE.   General and administrative expense consists primarily of costs associated with our finance, human resources, legal and other administrative functions. These costs consist principally of salaries and other personnel-related expenses, professional fees, depreciation and overhead costs. General and administrative spending remained relatively consistent in fiscal 2006 as compared to fiscal 2005 and in fiscal 2005 as compared to fiscal 2004. We anticipate that general and administrative costs as a percentage of revenue and in absolute dollars will remain relatively stable in future periods.

STOCK-BASED COMPENSATION.   The decreases in stock-based compensation in fiscal 2006 and fiscal 2005 is attributable primarily to cancellations of previously issued options with an exercise price below fair value on date of grant for terminated employees, options reaching the end of their vesting periods, no new options being granted with an exercise price below fair value at the date of grant, and fewer options granted to non-employees. The adoption of Statement of Financial Accounting Standards No. 123 (as revised in 2004, “SFAS No. 123R”) to account for stock-based compensation is expected to increase our operating expenses and consequently reduce earnings in future periods.

AMORTIZATION OF INTANGIBLE ASSETS.   We amortize our identifiable intangible assets in accordance with their determined useful life. The life of our existing intangible assets was estimated to be four years. As of March 31, 2005, our existing intangible assets were fully amortized.

OTHER INCOME (EXPENSE).   Other expense consists primarily of net interest expense and, to a much lesser extent, gains and losses on foreign currency transactions. Other expense remained relatively consistent during fiscal 2006 as compared to fiscal 2005 and in fiscal 2005 as compared to fiscal 2004. Due to the uncertainty in exchange rates, we may experience transaction gains or losses in future periods, the effect of which cannot be determined at this time.

PROVISION FOR INCOME TAXES.   Our effective tax rate was 4.9%, 7.9%, and 10.3% for fiscal 2006, 2005, and 2004, respectively. The provision for income taxes reflects the tax on earnings from foreign subsidiaries. The Company is able to reduce the current tax liability at foreign subsidiaries with net operating loss carryforwards. However, certain carryforwards were acquired in our 2000 acquisition. Therefore, the benefit realized from utilizing those net operating loss carryforwards reduced goodwill instead of income tax expense. Due to uncertainties surrounding the timing of realizing the benefits of the net operating loss carryforwards in the future, the Company has established a full valuation allowance against its net deferred tax assets.

Liquidity and Capital Resources

In connection with the acquisition of PickAx, we assumed a Secured Promissory Note issued to Astoria Capital Partners, L.P. (“Astoria”) dated November 30, 2000, in the amount of $18.5 million. In January 2003, we entered into a Note Exchange Agreement (the “Exchange Agreement”) with Astoria to replace the existing Secured Promissory Note, as amended, with a Convertible Subordinated Note. Under the terms of the Exchange Agreement, the Secured Promissory Note was exchanged and replaced with a Convertible Subordinated Note having a principal amount of $22.1 million, which principal amount was equal to the outstanding principal and accrued interest payable on the Secured Promissory Note as of the date of the Exchange Agreement. In October 2005, Astoria assigned a portion of its common stock holdings totaling 870,536 shares and a portion of the Subordinated Convertible Note, totaling $1,751,832, to two of its limited partners. As such, we issued an Amended and Restated Note to Astoria for $20,749,581 and corresponding notes directly to the limited partners for $862,979 and $888,853, respectively. The Convertible Subordinated Notes are convertible into common stock at any time, at the option of the holder, at a price of $5.00 per share. The Convertible Subordinated Notes mature on May 30, 2008, extending the May 30, 2003 maturity date of the Secured Promissory Note. The interest rate of the Convertible Subordinated Notes is 5% per annum as compared to an interest rate of 10% per annum under the Secured Promissory Note. The interest is payable quarterly at our option in cash or through increases to the outstanding principal of the Convertible Subordinated Notes.

On December 14, 2004, we entered into an Agreement Regarding Amended and Restated Common Stock Purchase Warrant and 5% Convertible Subordinated Note Due 2008 with Astoria whereby we could redeem, in part, the Convertible Subordinated Note in advance of January 30, 2005. On December 14, 2004, Astoria exercised its warrant in the amount of $2,670,904. In lieu of a cash payment, we used the proceeds of the exercise to pay down a portion of the indebtedness to Astoria. The pay down consisted of $247,129 for accrued and unpaid interest, and $2,423,775 as a reduction of principal of the Convertible Subordinated Note. For the foreseeable future, we expect to increase the principal of the Convertible Subordinated Notes in lieu of cash payments for the interest. If the Convertible Subordinated Notes are converted into common stock, our stockholders may experience substantial dilution. Unlike the Secured Promissory Note, the Convertible Subordinated Notes are not secured by our assets.

If our future financial performance improves, we may seek to take advantage of opportunities in the equity and capital markets to raise additional funds for operating needs or to pay down our debt to Astoria and others. There can be no assurances that such opportunities will arise. In addition to holding the majority of the Convertible Subordinated Notes, Astoria is a major stockholder of ours, holding a majority of our outstanding common stock. Richard W. Koe, Chairman of the Board of Directors, serves as the Managing General Partner for Astoria. Carlton H. Baab, our President, Chief Executive Officer, and Director, served as a Managing Principal of Astoria Capital Management, which is a general partner of Astoria, until taking a formal leave of absence to join us in August 2001. Gerald F. Chew, a member of our Board of Directors, is the cousin of Mr. Koe.

At March 31, 2006, we had $10.8 million in cash. We believe that our existing cash balances combined with our cash flow from operating activities will be sufficient to meet our operating and capital expenditure requirements for the remainder of the fiscal year ending March 31, 2007 and through the foreseeable future. We are committed to research and development efforts that are intended to allow us to penetrate new markets and generate new sources of revenue and improve operating results. However, our research and development efforts have required, and will continue to require, cash outlays without the immediate or short-term receipt of related revenue. Our ability to service our long-term debt and meet our expenditure requirements is dependent upon our future financial performance, which will be affected by, among other things, prevailing economic conditions, our ability to penetrate new markets and attract new customers, market acceptance of our new and existing products and services, the success of research and development efforts and other factors beyond our control.

On February 11, 2004, we entered into a two year credit facility with Silicon Valley Bank which provided us with the ability to borrow up to $1.5 million at an annual interest rate of Prime plus 1.0%, provided that the annual interest rate shall never be less than 5%. We renewed this credit facility on February 11, 2006. The credit facility is collateralized by our assets and expires in February 2008. The credit facility contains financial and reporting covenants that require us to maintain certain financial ratios only when we have outstanding borrowings on the line. There were no outstanding borrowings at March 31, 2006. Upon expiration of the term of this facility we will assess our credit and liquidity needs in relation to market factors. However, we believe that the facility is not required for liquidity purposes or to meet our cash flow needs for the foreseeable future.

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

We had no material commitments for capital expenditures at March 31, 2006.

Net cash used in operating activities was $0.2 million and net cash provided by operating activities was $2.8 million and $2.3 million for the years ended March 31, 2006, 2005 and 2004, respectively.

Our earnings before interest, taxes, depreciation and amortization (EBITDA) were negative $0.2 million, or negative 1% of total net revenue, $2.3 million, or 11% of total net revenue, and $3.0 million, or 13% of total net revenue, for the years ended March 31, 2006, 2005 and 2004, respectively. The reduction in fiscal 2006 EBITDA as compared to fiscal 2005 was a result of the reduction in revenues and increased spending for research and development. The reduction in fiscal 2005 EBITDA as compared to fiscal 2004 was a result of the reduction in revenues. EBITDA is defined as net loss with an add-back for depreciation and amortization, non-cash stock-based compensation expense, interest expense, other income and income taxes. The following table reconciles EBITDA to the reported net loss:

RAINING DATA CORPORATION AND SUBSIDIARIES
RECONCILIATION OF EBITDA TO NET LOSS
(In thousands)

	For the year ended
	March 31,
		2005	2004
In $000’s	2006	(As Restated)	(As Restated)
Reported net loss	$(1,624)	$(994)	$(1,526)
Depreciation and amortization	276	2,021	2,935
Stock-based compensation	10	66	246
Interest expense—net	952	1,155	1,215
Other income—net	75	(28)	(19)
Provision for income taxes	76	73	142
EBITDA	$(235)	$2,293	$2,993

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

RAINING DATA CORPORATION AND SUBSIDIARIES
RECONCILIATION OF EBITDA TO NET CASH PROVIDED BY (USED IN) OPERATING ACTIVITIES
(In thousands)

	For the year ended March 31,
In $000’s	2006	2005	2004
Net cash provided by (used in) operating activities	$(163)	$2,812	$2,328
Interest expense—net	952	1,155	1,215
Other income—net	75	(28)	(19)
Change in trade accounts receivable	110	38	(722)
Change in other current and non-current assets	(133)	101	97
Change in accounts payable	134	(188)	953
Change in accrued liabilities	(1,482)	(1,156)	(1,155)
Change in deferred revenue	355	(352)	379
Note payable discount amortization	(83)	(89)	(83)
EBITDA	$(235)	$2,293	$2,993

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

We have devoted significant resources to the research and development of products and technologies. We believe that our future success will depend in large part on a strong research and development effort with respect to both our existing and new products. Beginning in 2001, we began an extensive effort to leverage our time-proven Pick UDM and core intellectual property to create an enterprise class XML database management server for the emerging XML market. This significant investment of time and resources resulted in the TigerLogic XDMS product line. While we intend for these efforts to improve our future operating results and increase cash flow, such efforts may not result in new products or revenue, and any new products that do result may not be successful. The development of new or enhanced software products is a complex and uncertain process requiring high levels of innovation, as well as accurate anticipation of customer and technical trends. In developing new products and services, we may fail to develop and market products that respond to technological changes or evolving industry standards in a timely or cost-effective manner, or experience difficulties that could delay or prevent the successful development, introduction and marketing of these new products. The development and introduction of new or enhanced products also requires us to manage the transition from older products in order to minimize disruptions in customer ordering patterns and to ensure that adequate supplies of new products can be delivered to meet customer demand. Failure to develop and introduce new products, or enhancements to existing products, in a timely manner in response to changing market conditions or customer requirements, or lack of customer acceptance of our products, will materially and adversely affect our business, results of operations and financial condition.

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

THE CONCENTRATION OF OUR STOCK OWNERSHIP AND THE DEBT OWED TO ASTORIA GIVE CERTAIN STOCKHOLDERS SIGNIFICANT CONTROL OVER OUR BUSINESS.

As of March 31, 2006, Astoria beneficially owned approximately 58% of our outstanding common stock. In addition, as of March 31, 2006, the Convertible Subordinated Note issued to Astoria had a balance of approximately $21.3 million in principal and accrued interest maturing on May 30, 2008. Richard W. Koe, Chairman of the Board of Directors, serves as the Managing General Partner for Astoria Capital Management, which is a general partner of Astoria. Carlton H. Baab, our President, Chief Executive Officer, and Director, served as a Managing Principal of Astoria Capital Management until taking a formal leave of absence to join us in August 2001. This concentration of stock ownership, together with the outstanding debt, would allow Astoria, acting alone, to block any actions that require approval of our stockholders, including the election of members to the Board of Directors and the approval of significant corporate transactions. Moreover, this concentration of ownership may delay or prevent a change in control.

RECENT RULEMAKING BY THE FINANCIAL ACCOUNTING STANDARDS BOARD WILL REQUIRE US TO EXPENSE EQUITY COMPENSATION GIVEN TO EMPLOYEES AND MAY HARM OPERATING RESULTS AND MAY REDUCE OUR ABILITY TO EFFECTIVELY UTILIZE EQUITY COMPENSATION TO ATTRACT AND RETAIN EMPLOYEES.

We historically have used stock options as a significant component of our employee compensation program in order to align employees’ interests with the interests of our stockholders, encourage employee retention, and provide competitive compensation packages. The Financial Accounting Standards Board (“FASB”) has adopted changes that will require companies to record a charge to earnings for employee stock option grants and other equity incentives, which will impact our results of operations in future periods. We are required to implement SFAS No. 123R, “Share Based Payment,” (“SFAS 123R”) no later than our fiscal year 2007. By causing us to incur increased compensation costs, such accounting changes are expected to reduce our reported earnings and may require us to reduce the availability and amount of equity incentives provided to employees, which may make it more difficult for us to attract, retain and motivate key personnel. Each of these results could materially and adversely affect our business. The future impact of the adoption of this standard on our consolidated financial position and results of operations has not been determined at this time, however, the adoption of SFAS No. 123R is expected to reduce earnings in future periods.

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

THE SUCCESS OF OUR BUSINESS DEPENDS IN PART UPON OUR ABILITY TO RECRUIT AND RETAIN KEY PERSONNEL AND MANAGEMENT.

The majority of our executive officers joined us subsequent to the acquisition of PickAx, including our President, Chief Executive Officer, and Director, Carlton H. Baab, who joined us in August 2001. The loss of one or more of these or other executives could adversely affect our business. In addition, we believe that our future success will depend to a significant extent on our ability to recruit, hire and retain highly skilled management and employees with experience in engineering, product management, business development, sales, marketing and customer service. Competition for such personnel in the software industry can be intense, and there can be no assurance that we will be successful in attracting and retaining such personnel. If we are unable to do so, we may experience inadequate levels of staffing to develop and license our products and perform services for our customers, which could adversely affect our business.

THE INABILITY TO PROTECT OUR INTELLECTUAL PROPERTY COULD HARM OUR ABILITY TO COMPETE.

Our ability to compete successfully will depend, in part, on our ability to protect our proprietary technology and operations without infringing upon the rights of others. We may fail to do so. In addition, the laws of certain countries in which our products are, or may be, licensed may not protect our proprietary rights to the same extent as the laws of the United States. We rely primarily on a combination of trade secret, copyright and trademark laws and contractual provisions to protect our intellectual property and proprietary rights. Our trademarks include Raining Data, Pick, D3, Omnis, Omnis Studio, mvEnterprise, mvBase, mvDesigner and TigerLogic, among others. We also have one pending U.S. patent application as of March 31, 2006. In addition to trademark and copyright protections, we license our products to end users on a “right to use” basis pursuant to a perpetual license agreement that restricts use of products to a specified number of users.

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

As of March 31, 2006, we had 20,644,576 outstanding shares of common stock, of which approximately 9,700,000 shares were restricted securities held by Astoria and other holders. Restricted securities may be sold in the public market only if they are registered or if they qualify for an exemption from registration promulgated under the Securities Act of 1933, as amended. At present, all of our outstanding restricted securities are either entitled to registration rights or eligible for public sale under Rule 144, subject to volume limitations and other requirements of Rule 144. If Astoria or other holders decide to exercise their demand registration rights, we would incur costs and expenses associated with the registration of securities.

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

OUR GLOBAL OPERATIONS EXPOSE US TO ADDITIONAL RISKS AND CHALLENGES ASSOCIATED WITH CONDUCTING BUSINESS INTERNATIONALLY.

We operate on a global basis with offices or distributors in Europe, Africa, Asia, Latin America, South America, Australia and North America and development efforts in North America, India and Europe. Approximately 31% of our revenue for the year ended March 31, 2006 was generated from our international offices. We face several risks inherent in conducting business internationally, including but not limited to the following:

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

ITEM 8.                Changes in and Disagreements with Accountants on Accounting and Financial Disclosure

There were no changes in or disagreements with our accountants on accounting or financial disclosures for the year ended March 31, 2006.

ITEM 8A.        Controls and Procedures

Evaluation of Disclosure Controls and Procedures

Our principal executive officer and principal financial officer evaluated the effectiveness of our disclosure controls and procedures as of the end of the period covered by this report. Based on such evaluation, including the restatement described in footnote 1 to the Company’s consolidated financial statements, our principal executive officer and principal financial officer have concluded that our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act) are ineffective, as of the end of the period covered by this report, to ensure that information required to be disclosed by us in reports that we file or submit under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in Securities and Exchange Commission rules and accumulated and communicated to our management, including our principal executive officer and principal financial officer, to allow timely decisions regarding required disclosure.

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

Changes in Internal Control Over Financial Reporting

There was no change in our internal control over financial reporting that occurred during the fourth quarter of the 2006 fiscal year that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

ITEM 8B.       Other Information

None.

PART III

ITEM 9.                Directors, Executive Officers, Promoters and Control Persons; Compliance with Section 16(a) of the Exchange Act

Our Bylaws provide that the Board of Directors is to be composed of no less than five (5) and no more than nine (9) directors divided into Classes I, II and III, each with as nearly equal a number of directors as possible. The exact number of directors is currently set at five (5) by resolution of the Board of Directors. The directors are elected to serve staggered three-year terms, with the term of one class of directors expiring each year at the annual meeting of stockholders.

The following table sets forth as of March 31, 2006, the name, age, and position of the directors, the date they joined the Board of Directors and the year in which their term expires:

Name of Director	Age	Position	Director Since	Term Expires
Richard W. Koe(1,3)	49	Chairman	2003	2006
Carlton H. Baab	48	President, Chief Executive Officer and Director	2001	2007
Gerald F. Chew(2)	46	Director	1998	2007
Douglas G. Marshall(1,2,3)	49	Director	1998	2008
Richard W. Smith(2)	45	Director	2005	2008

(1)          Member of the Compensation Committee

(2)          Member of the Audit Committee

(3)          Member of the Nominating and Corporate Governance Committee

The following is a description of the background of each director as of March 31, 2006:

Mr. Koe joined the Board of Directors in January 2003. Mr. Koe has served as Managing General Partner for Astoria Capital Partners, L.P. (“ACP”), a significant stockholder of ours, and Montavilla Partners, L.P., both of which are investment partnerships, and as President of Astoria Capital Management (“ACM”), a Securities and Exchange Commission registered investment advisor. Mr. Koe has served as Chairman of the Board since December 2004. Mr. Koe serves as Chairman of the Compensation Committee and the Nominating and Corporate Governance Committee and is the sole member of the Stock Committee, a subcommittee of the Compensation Committee.

Mr. Baab joined us as President and Chief Executive Officer in August 2001 and was appointed as a member of the Board of Directors in December 2001. From May 2001 to August 2001, Mr. Baab served as a Managing Principal of ACM and a General Partner of ACP, a significant stockholder of ours. In August 2001, Mr. Baab took a formal leave of absence from ACM to join us. From March 2000 to April 2001, Mr. Baab was the Vice President of Finance and Chief Financial Officer of Certive, Inc., a web-based small-business services firm. From January 1999 to March 2000, Mr. Baab was the Chief Operating Officer and Chief Financial Officer of RemarQ Communities, Inc., a web-based provider of discussion group services. Mr. Baab served as Chief Financial Officer of the CKS Group (“CKS”), a marketing communications company, from February 1994 through December 1998. In addition, Mr. Baab served as an Executive Vice President and the Secretary of CKS from August 1995 through December 1998 and as CKS’s Chief Operating Officer from August 1995 through May 1996. Mr. Baab also served on the Board of Directors of Momentum Business Applications, Inc. (Nasdaq: MMTM), which provided research and development expertise on a contract basis, until it was acquired by PeopleSoft (Nasdaq: PSFT) in April 2002. Mr. Baab also serves on the University of Southern California, School of Engineering Board of Councilors. Mr. Baab holds a B.S. in Electrical Engineering, with honors, from the

University of Southern California and an M.B.A. from the Harvard Graduate School of Business Administration.

Mr. Chew joined the Board of Directors  in 1998. Since 2003, Mr. Chew has served as Managing Director of Bridgetown Associates, LLC, an investment advisory firm. Mr. Chew served as the President and Chief Operating Officer of MDSI Mobile Data Solutions Inc. (Nasdaq: MDSI) from 2001 to 2002 and served as a director of MDSI from 1995 until 2001. Mr. Chew served as Executive Vice President of Ancora Capital & Management Group, LLC, an investment firm, from 1998 to 2001. In addition, since 1997, Mr. Chew has served as Managing Director of The Cairn Group. Mr. Chew holds a B.S. in Electrical Engineering from the University of California, Davis and an M.B.A. from the Amos Tuck School of Business Administration at Dartmouth College. Mr. Chew is also an advisor to several private companies. Mr. Chew serves as Chairman of the Audit Committee.

Mr. Marshall joined the Board of Directors in July 1998. Mr. Marshall is Senior Vice President of Deposit Strategy and Product Management at Washington Mutual (NYSE: WM), a financial services company. Mr. Marshall joined Washington Mutual in November 2001. From August 1994 to November 2001, Mr. Marshall held a number of marketing positions at Bank of America (NYSE: BAC), most recently as Vice President of Advertising and Marketing Communications. Mr. Marshall holds a B.A. in English from Seattle Pacific University and an M.B.A. from the University of Washington. Mr. Marshall serves on the Audit Committee, Compensation Committee and the Nominating and Corporate Governance Committee.

Mr. Smith joined the Board of Directors in August 2005. Mr. Smith currently serves as a sales and business development consultant for global technology and semiconductor organizations.  From 1997 through 2004, Mr. Smith held various management positions with Intel Corporation, most recently as Business Development Manager for Intel Capital. Prior to Intel, Mr. Smith held positions with Cummins Engine Company and General Electric and served in various Officer roles with the United States Army. Mr. Smith received his Bachelor of Science Degree in Civil Engineering from the United States Military Academy at West Point and his Masters of Business Administration from the Darden Graduate School of Business Administration at the University of Virginia. Mr. Smith serves on the Audit Committee.

Information regarding our current executive officers, which may be found under the caption “Executive Officers” in Part I hereof, is incorporated by reference into this Item 9.

Family Relationships

To our knowledge, with the exception of Mr. Chew and Mr. Koe who are cousins, there are no family relationships between any of our directors and executive officers.

Audit Committee Financial Expert

The Audit Committee of the Board of Directors is comprised solely of independent directors as defined in the Marketplace Rules of the Nasdaq Stock Market, and is governed by a written charter adopted by the Board of Directors. The Board of Directors has determined that Gerald F. Chew qualifies as an “audit committee financial expert” as that term is defined in Item 401(e) of Regulation S-B under the Exchange Act and is “independent” as defined in Rule 4200(a)(15) of the National Association of Securities Dealers’ listing standards.

Section 16(a) Beneficial Ownership Reporting Compliance

Section 16(a) of the Exchange Act requires our officers and directors, and persons who own more than ten percent of a registered class of our equity securities, to file certain reports of ownership with the SEC and with the National Association of Securities Dealers, Inc. To our knowledge, based solely on a review of the copies of such reports furnished to us and written representations that no other reports were required during the fiscal year ended March 31, 2006, all reports required to be filed during fiscal year ended March 31, 2006 pursuant to Section 16(a) of the Exchange Act by directors, executive officers and 10% beneficial owners were filed on timely basis.

Code of Ethics

We have adopted a Code of Ethics for Principal Executive and Senior Financial Officers, which is posted on our Internet website at www.rainingdata.com. We will post any amendments or waivers, if and when approved or granted, of our Code of Ethics on our website at www.rainingdata.com.

ITEM 10.         Executive Compensation

Summary Compensation

The following table sets forth the compensation of our Named Executive Officers, which consist of (i) all persons serving as the chief executive officer during the fiscal year ended March 31, 2006, (ii) the four most highly compensated executive officers serving as such at the end of the fiscal year ended March 31, 2006, in addition to the chief executive officer and (iii) up to two additional individuals for whom disclosure would have been provided pursuant to subsection (ii) above but for the fact that the individual was not serving as an executive officer at the end of the fiscal year ended March 31, 2006.

Summary Compensation Table

	Annual Compensation			Long Term Compensation Awards
Name and Principal Position	Year	Salary ($)	Bonus ($)	Securities Underlying Options (#)	All Other Compensation
Carlton H. Baab(1)	2006	$248,000	$151,032	—		$15,882
President and Chief Executive Officer	2005	$248,000	$150,888	—		$14,322
	2004	$248,000	$150,702	—		$11,510
Ajay Ramachandran	2006	$175,000	$87,500	—	$
CTO & Vice President, XML-Centric	2005	$167,000	$—	250,000	$
Applications & Platforms	2004	$—	$—	—		$—
Gwyneth Gibbs(2)	2006	$206,018	$—	—		$31,106
Vice President, European Operations	2005	$212,159	$—	—		$31,853
	2004	$181,631	$—	—		$27,670
Soheil Raissi	2006	$200,000	$35,832	—		$—
Vice President, Product Development &	2005	$200,000	$70,773	70,000		$—
Professional Services	2004	$200,000	$70,673	—		$—
Brian C. Bezdek	2006	$175,000	$61,978	—		$—
Chief Financial Officer and	2005	$175,000	$61,954	75,000		$—
Secretary	2004	$175,000	$61,933	—		$—
Mark Allen(3)	2006	$130,000	$22,750	—		$12,000
Vice President, Worldwide Customer	2005	$130,000	$45,500	—		$12,000
Support & Training	2004	$130,000	$45,500	—		$12,000

(1)          All Other Compensation reflects payments to a continuing medical plan Mr. Baab had in place at the time he joined us.

(2)          All Other Compensation reflects pension contributions paid by us on behalf of Mrs. Gibbs.

(3)          All Other Compensation reflects housing reimbursements paid by us on behalf of Mr. Allen.

Aggregated Option Exercises In Last Fiscal Year and Fiscal Year-End Option Values

The Named Executive Officers exercised no options during the fiscal year ended March 31, 2006.

The following table shows, as to the Named Executive Officers, the value of unexercised options at March 31, 2006:

	Number of Securities Underlying Unexercised Options at Fiscal Year End		Value of Unexercised In-the-Money Options at Fiscal Year End(1)
Name	Exercisable	Unexercisable	Exercisable	Unexercisable
Carlton H. Baab	1,050,000	—	$1,286,500	$—
Ajay Ramachandran	128,122	146,878	$—	$—
Gwyneth Gibbs	121,000	—	$25,000	$—
Soheil Raissi	200,624	49,376	$129,600	$—
Brian C. Bezdek	182,290	67,710	$69,572	$10,928
Mark Allen	44,791	5,209	$—	$—

(1)          In accordance with SEC rules, values are calculated by subtracting the exercise price from the fair market value of the underlying common stock. For purposes of this table, fair market value is deemed to be closing price of the common stock on March 31, 2006, which was $2.73 per share.

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

Effective March 17, 2004, we entered into an offer letter agreement with Mr. Ramachandran. The offer letter provides for full vesting of Mr. Ramachandran’s options upon an involuntary termination of his employment other than for cause within twelve (12) months following a change of control. In addition, the offer letter provides for severance benefits, including payment of his base salary for six (6) months upon termination of his employment without cause.

Effective April 1, 2004, we entered into an Employment and Service Agreement with Mrs. Gibbs. The Employment and Service Agreement outlines Mrs. Gibbs annual compensation and may only be terminated by either party by the giving of six months prior written notice.

DIRECTOR COMPENSATION

We reimburse directors for travel and other out-of-pocket expenses incurred in attending Board meetings. We do not pay cash compensation to our directors. No options or warrants were granted to any of our directors during the year ended March 31, 2006. Certain directors have received warrants or option grants in prior years as further disclosed in Item 11 below.

ITEM 11.         Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters

The following table sets forth, as of March 31, 2006, certain information with respect to the beneficial ownership of our voting securities by (i) any person (including any “group” as that term is used in Section 13(d)(3) of the Exchange Act) known by us to be the beneficial owner of more than five percent (5%) of any class of our voting securities, (ii) each director, (iii) each of the Named Executive Officers, and (iv) all of our current directors and executive officers as a group. As of March 31, 2006, there were 20,644,576 shares of issued and outstanding common stock. In computing the number and percentage of shares beneficially owned by a person, shares of common stock subject to options currently exercisable, or exercisable within sixty (60) days of March 31, 2006, are counted as outstanding, but these shares are not counted as outstanding for computing the percentage ownership of any other person.

Name and Address(1)	Number of Shares of Common Stock	Percent of Total Common Stock
5% Stockholders
Carlton H. Baab(2)	15,498,258	59%
Richard W. Koe(3)	14,512,858	58%
Astoria Capital Partners L.P.(4)	14,448,258	58%
Rockport Group LP(5)	1,444,174	7%
Philip and Debra Barrett Charitable Remainder Trust(6)	1,348,168	7%
Directors and Officers
Ajay Ramachandran(7)	275,000	1%
Brian C. Bezdek(8)	272,750	1%
Soheil Raissi(9)	270,000	1%
Gwyneth M. Gibbs(10)	221,132	1%
Gerald F. Chew(11)	126,825	*
Douglas G. Marshall(12)	120,655	*
Richard W. Smith	100,250	*
Mark Allen(13)	72,869	*
All directors and executive officers as a group (13 persons)(14)	17,022,339	62%

*                    Represents less than 1%

(1)          Except as otherwise indicated below, we believe the persons whose names appear in the table above have sole voting and investment power with respect to all shares of stock shown as beneficially owned by them, subject to applicable community property laws.

(2)          Represents options to purchase 1,050,000 shares of common stock exercisable within 60 days of March 31, 2006, held by Mr. Baab. Also includes the following shares beneficially owned by Astoria Capital Partners L.P. (“ACP”): 14,448,258 shares of common stock, which includes 4,254,026 shares of common stock which may be acquired upon the conversion of a subordinated convertible note payable to ACP for $21,270,126 convertible at $5.00 per share and 51,808 shares of common stock issued as a payment in kind (“PIK”) to cover accrued interest on the note on a quarterly basis. Mr. Baab is an employee of ACM, which is a general partner of ACP. As a general partner of ACP, ACM has a special profit interest in ACP’s realized and unrealized gains and income in excess of a specified hurdle rate, subject to certain additional conditions. As an employee of ACM, Mr. Baab is entitled to an annual bonus equal to a fixed percentage of any special profit allocation ACP receives for the year in question. Mr. Baab, who is on formal leave of absence from ACM, disclaims beneficial ownership of these securities held by ACP as he does not hold voting or investment power over the holdings of ACP.

(3)          Includes the following shares beneficially owned by ACP: 14,448,258 shares of common stock, which includes 4,254,026 shares of common stock which may be acquired upon the conversion of a subordinated convertible note payable to ACP for $21,270,126 convertible at $5.00 per share and 51,808 shares of common stock issued as a PIK to cover accrued interest on the note on a quarterly basis. Also includes 64,600 shares beneficially owned by Mr. Koe and ACM through an investment fund managed by ACM. Mr. Koe is the President and sole shareholder of ACM and Mr. Koe and ACM are the General Partners of ACP.

(4)          The principal address of ACP is 1675 S.W. Marlow Suite 315, Portland, Oregon 97225. Includes 4,254,026 shares of common stock which may be acquired upon the conversion of a subordinated convertible note payable to ACP for $21,270,126 convertible at $5.00 per share and 51,808 shares of common stock issued as a PIK to cover accrued interest on the note on a quarterly basis.

(5)          The principal address of Rockport Group LP is 1675 SW Marlow Suite 315 Portland, Oregon 97225.

(6)          The principal address of the Philip and Debra Barrett Charitable Remainder Trust (“Trust”) is P.O. Box 1033, Vancouver, Washington 98666.

(7)          Includes options to purchase 138,539 shares of common stock exercisable within 60 days of March 31, 2006, held by Mr. Ramachandran.

(8)          Includes options to purchase 187,499 shares of common stock exercisable within 60 days of March 31, 2006, held by Mr. Bezdek.

(9)          Includes options to purchase 202,082 shares of common stock exercisable within 60 days of March 31, 2006, held by Mr. Raissi.

(10)   Includes options to purchase 121,000 shares of common stock exercisable within 60 days of March 31, 2006, held by Mrs. Gibbs.

(11)   Includes options to purchase 96,825 shares of common stock exercisable within 60 days of March 31, 2006, held by Mr. Chew.

(12) Includes options to purchase 96,825 shares of common stock exercisable within 60 days of March 31, 2006, held by Mr. Marshall.

(13)   Includes options to purchase 50,000 shares of common stock exercisable within 60 days of March 31, 2006, held by Mr. Allen.

(14)   Includes an aggregate of 2,007,370 of common stock issuable upon exercise of options or warrants exercisable within 60 days of March 31, 2006, 4,254,026 shares of common stock which may be acquired upon the conversion of a subordinated convertible note payable to ACP for $21,270,126 convertible at $5.00 per share and 51,808 shares of common stock issued as a PIK to cover accrued interest on the note on a quarterly basis, and 64,600 shares beneficially owned by Mr. Koe and ACM through an investment fund managed by ACM.

Information Regarding Equity Compensation Plans

All of our equity compensation plans have been approved by our stockholders. Our equity compensation plans and activities are more fully discussed in the notes to the consolidated financial statements in Item 7 of this Form 10-KSB.

The following table sets forth information regarding the number of shares of our common stock that may be issued pursuant to our equity compensation plans or arrangements as of March 31, 2006.

Equity Compensation Plan Information

Plan Category	Number of securities to be issued upon exercise of outstanding options, warrants and rights	Weighted-average exercise price of outstanding options, warrants and rights	Number of securities remaining available for future issuance under equity compensation plans (excluding securities reflected in column (a))
	(a)	(b)	(c)
Equity compensation plans approved by security holders	4,190,691 (1)	$2.75	2,320,892 (2)
Equity compensation plans not approved by security holders	N/A	N/A	N/A
Total	4,190,691		2,320,892

(1)          Represents shares of common stock that may be issued pursuant to outstanding options granted under the following plans: 4,178,580 shares under the 1999 Stock Option Plan, 8,161 shares under the 1996 Stock Option Plan, and 3,950 shares under the 1987 Stock Option Plan. The 1996 Stock Option Plan and the 1987 Stock Option Plan were terminated, except as to options then issued and outstanding under such plans.

(2)          Represents shares of common stock that may be issued pursuant to options available for future grant under the following plans: 1,690,262 shares under the 1999 Stock Option Plan and 630,630 shares of common stock available for purchase by employees under the 2001 Employee Stock Purchase Plan.

ITEM 12.         Certain Relationships and Related Transactions

A description of the terms of the Note Exchange Agreement and the Agreement Regarding Amended and Restated Common Stock Purchase Warrant and 5% Convertible Subordinated Note Due 2008 between us and ACP, a significant stockholder of ours, may be found under the caption “Liquidity and Capital Resources” in Part II, Item 6 hereof and is incorporated by reference into this Item 12. Mr. Koe, a director, is the President and sole shareholder of ACM, and Mr. Koe and ACM are the General Partners of ACP. Mr. Baab, our President, Chief Executive Officer, and Director, is an employee of ACM. As an employee of ACM, Mr. Baab is entitled to an annual bonus equal to a fixed percentage of any special profit allocation ACP receives for the year in question. Mr. Baab is currently on a formal leave of absence from ACM.

A description of the terms of the offer letter agreements between us and Mr. Bezdek and Mr. Ramachandran, the stock option agreements between us and Mr. Raissi, the Severance and Change of Control Agreement between us and Mr. Baab and the Employment and Service Agreement with Mrs. Gibbs, may be found under the caption “Employment Contracts and Termination of Employment and Change-in-Control Arrangements” in Item 10 hereof.

We have entered into our standard form of indemnification agreement with each of our directors and officers.

It is our current policy that all transactions between us and our officers, directors, five percent (5%) stockholders and their affiliates will be entered into only if these transactions are approved by our Audit Committee, are on terms no less favorable to us than could be obtained from unaffiliated parties and are reasonably expected to benefit us.

ITEM 13.         Exhibits

Exhibit	Description
3.1

Amended and Restated Certificate of Incorporation of the Registrant dated November 29, 2005 (included as Exhibit 3.1 to the Registrant’s Form 8-K filed with the Commission on November 30, 2005 and incorporated herein by reference).

3.2

Amended and Restated Bylaws of the Registrant, dated November 28, 2005 (included as Exhibit 3.2 to the Registrant’s Form 8-K filed with the Commission on November 30, 2005 and incorporated herein by reference).

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

1999 Stock Option Plan, as amended on November 28, 2005, Form of Notice of Stock Option Agreement and Form of Stock Option Agreement (included as Exhibit 10.1 to the Registrant’s Form 8-K filed with the Commission on November 30, 2005 and incorporated herein by reference).

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

10.12	*	Offer Letter Agreement, effective March 17, 2004, between the Registrant and Ajay Ramachandran.
21.1		Subsidiaries of the Registrant (included as Exhibit 21.1 to the Registrant’s Form 10-KSB filed with the Commission on June 28, 2002 and incorporated herein by reference).

23.1	Consent of Independent Registered Public Accounting Firm.
24.1	Power of Attorney (included in the signature page and incorporated herein by reference).
31.1	Certification of Chief Executive Officer.
31.2	Certification of Chief Financial Officer.
32.1	Certification of Chief Executive Officer and Chief Financial Officer Pursuant to 18 U.S.C. 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

*                    Indicates management contracts or compensatory plans and arrangements filed pursuant to Item 601 of Regulation S-B under the Exchange Act.

ITEM 14.         Principal Accountant Fees and Services

The following table presents the aggregate fees billed for the indicated services performed by KPMG LLP during the 2006 and 2005 fiscal years.

	2006	2005
Audit Fees	$439,685	$416,551
Tax Fees	97,605	67,616
Total	$537,290	$484,167

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

The Audit Committee pre-approved all of the services provided by KPMG LLP in fiscal years 2006 and 2005. Pursuant to the Audit Committee Charter, the Audit Committee must pre-approve audit and non-audit services to be provided to us by the independent auditor, or subsequently approve non-audit services in those circumstances where a subsequent approval is necessary and permissible.

SIGNATURES

In accordance with Section 13 or 15(d) of the Securities Exchange Act of 1934, as amended, the Registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

RAINING DATA CORPORATION
By:	/s/ THOMAS LIM
Thomas Lim
Chief Financial Officer
Date:	July 21, 2006

POWER OF ATTORNEY

KNOW ALL PERSONS BY THESE PRESENTS, that each person whose signature appears below constitutes and appoints Carlton H. Baab and Thomas Lim, and each or any one of them, as his true and lawful attorney-in-fact and agent, with full power of substitution and resubstitution, for him and in his name, place and stead, in any and all capacities, to sign any and all amendments to this Annual Report on Form 10-KSB, and to file the same, with all exhibits thereto, and other documents in connection therewith, with the Securities and Exchange Commission, granting unto said attorneys-in-fact and agents, and each of them, full power and authority to do and perform each and every act and thing requisite and necessary to be done in connection therewith, as fully to all intents and purposes as he might or could do in person, hereby ratifying and confirming that all said attorneys-in-fact and agents, or any of them or their or his substitute or substituted, may lawfully do or cause to be done by virtue hereof.

In accordance with the Securities Exchange Act of 1934, as amended, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.

Signatures	Title	Date

/s/ CARLTON H. BAAB	President, Chief Executive Officer and Director	July 21, 2006
Carlton H. Baab	(Principal Executive Officer)

/s/ THOMAS LIM	Chief Financial Officer	July 21, 2006
Thomas Lim	(Principal Financial and Accounting Officer)

/s/ GERALD F. CHEW	Director	July 21, 2006
Gerald F. Chew

/s/ DOUGLAS G. MARSHALL	Director	July 21, 2006
Douglas G. Marshall

/s/ RICHARD W. KOE	Director	July 21, 2006
Richard W. Koe

/s/ RICHARD W. SMITH	Director	July 21, 2006
Richard W. Smith

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

The Board of Directors and Stockholders
Raining Data Corporation:

We have audited the accompanying consolidated balance sheets of Raining Data Corporation and subsidiaries as of March 31, 2006 and 2005, and the related consolidated statements of operations, cash flows, and stockholders’ equity and comprehensive loss for each of the years in the three-year period ended March 31, 2006. These consolidated financial statements are the responsibility of Raining Data Corporation’s management. Our responsibility is to express an opinion on these consolidated financial statements based on our audits.

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

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Raining Data Corporation and subsidiaries as of March 31, 2006 and 2005, and the results of their operations and their cash flows for each of the years in the three-year period ended March 31, 2006, in conformity with U.S. generally accepted accounting principles.

As discussed in Note 1 to the consolidated financial statements, the Company has restated its 2005 and 2004 consolidated financial statements.

/s/ KPMG LLP

Costa Mesa, California
July 20, 2006

RAINING DATA CORPORATION AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS

March 31, 2006 and 2005

	2006	2005
		(As Restated)
	(In thousands, except per share data)
ASSETS
Current assets
Cash and cash equivalents	$10,789	$10,625
Trade accounts receivable, less allowance for doubtful accounts of $182 in 2006 and $175 in 2005	2,019	2,009
Other current assets	355	403
Total current assets	13,163	13,037
Property, furniture and equipment—net	1,055	871
Goodwill	26,845	26,921
Other assets	96	218
Total assets	$41,159	$41,047
LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities
Accounts payable	$399	$542
Accrued liabilities	2,885	2,548
Deferred revenue	4,886	5,258
Total current liabilities	8,170	8,348
Long-term debt—net of discount	22,893	21,692
Total liabilities	31,063	30,040
Commitments and contingencies
Stockholders’ equity
Series A convertible preferred stock: $1.00 par value; 5,000,000 and 300,000 shares authorized; 0 and 300,000 issued and outstanding at March 31, 2006 and 2005, respectively	—	300
Common stock: $0.10 par value; 100,000,000 and 60,000,000 shares authorized; 20,644,576 and 19,747,798 issued and outstanding as of March 31, 2006 and 2005, respectively	2,064	1,975
Additional paid-in capital	99,341	98,267
Deferred stock-based compensation	—	(10)
Accumulated other comprehensive income	1,234	1,394
Accumulated deficit	(92,543)	(90,919)
Total stockholders’ equity	10,096	11,007
Total liabilities and stockholders’ equity	$41,159	$41,047

See accompanying notes to the consolidated financial statements.

RAINING DATA CORPORATION AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF OPERATIONS

For the Years Ended March 31, 2006, 2005 and 2004

	2006	2005 (As Restated)	2004 (As Restated)
	(In thousands, except per share data)
Net revenues
Licenses	$8,404	$9,362	$9,819
Services	11,890	12,121	12,478
Total net revenues	20,294	21,483	22,297
Operating expenses
Cost of license revenues	207	318	295
Cost of service revenues	2,274	2,333	2,206
Selling and marketing	5,219	5,582	5,741
Research and development	9,628	7,506	7,651
General and administrative	3,477	3,739	3,746
Stock-based compensation	10	66	246
Amortization of intangible assets	—	1,733	2,600
Total operating expenses	20,815	21,277	22,485
Operating income (loss)	(521)	206	(188)
Other expense
Interest expense-net	(952)	(1,155)	(1,215)
Other income-net	(75)	28	19
Total other expense	(1,027)	(1,127)	(1,196)
Loss before income taxes	(1,548)	(921)	(1,384)
Provision for income taxes	76	73	142
Net loss	$(1,624)	$(994)	$(1,526)
Basic and diluted loss per share	$(0.08)	$(0.05)	$(0.08)
Shares used in computing basic and diluted loss per share	20,203	18,803	18,139
Departmental allocation of stock-based compensation:
Cost of service revenues	$—	$—	$48
Selling and marketing expenses	—	—	8
Research and development expenses	10	57	180
General and administrative expenses	—	9	10
Total stock-based compensation	$10	$66	$246

See accompanying notes to the consolidated financial statements.

RAINING DATA CORPORATION AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS
For the Years Ended March 31, 2006, 2005 and 2004

	2006	2005 (As Restated)	2004 (As Restated)
	(In thousands)
Cash flows from operating activities:
Net loss	$(1,624)	$(994)	$(1,526)
Adjustments to reconcile net loss to net cash provided by (used in) operating activities:
Depreciation and amortization of long-lived assets	276	2,021	2,935
Note payable discount amortization	83	89	83
Stock-based compensation	10	66	246
Income tax expense	76	73	142
Change in assets and liabilities:
Trade accounts receivable	(110)	(38)	722
Other current and non-current assets	133	(101)	(97)
Accounts payable	(134)	188	(953)
Accrued liabilities	1,482	1,156	1,155
Deferred revenue	(355)	352	(379)
Net cash provided by (used in) operating activities	(163)	2,812	2,328
Cash flows used in investing activities—purchase of property, furniture and equipment	(483)	(262)	(29)
Cash flows from financing activities:
Proceeds from exercise of stock options and warrants	730	91	216
Proceeds from issuance of common stock	133	187	186
Repayment of debt	—	(38)	(321)
Net cash provided by financing activities	863	240	81
Effect of exchange rate changes on cash and cash equivalents	(53)	52	124
Net increase in cash and cash equivalents	164	2,842	2,504
Cash and cash equivalents at beginning of period	10,625	7,783	5,279
Cash and cash equivalents at end of period	$10,789	$10,625	$7,783
Noncash financing and investing activities:
Issuance of notes for accrued interest	$1,105	$931	$1,139
Reduction of long-term debt through exercise of warrants	$—	$2,671	$—
Conversion of preferred stock to common stock	$300	$—	$—

See accompanying notes to the consolidated financial statements.

RAINING DATA CORPORATION AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY AND COMPREHENSIVE LOSS
For the Years Ended March 31, 2006, 2005 and 2004
(in thousands, except share amounts)

	Series A Convertible Preferred Stock		Common Stock		Additional Paid-in	Deferred Stock-Based	Accumulated Other Comprehensive	Accumulated	Stockholders’	Comprehensive
	Shares	Amount	Shares	Amount	Capital	Compensation	Income	Deficit	Equity	Loss
Balances March 31, 2003 (As Reported)	300,000	$300	17,946,833	$1,795	$94,919	$(145)	$1,050	$(87,882)	$10,037
Restatement Adjustments	—	—	—	—	—	—	—	(517)	(517)
Balances March 31, 2003 (As Restated)	300,000	300	17,946,833	1,795	94,919	(145)	1,050	(88,399)	9,520
Common stock options exercised	—	—	108,882	11	142	—	—	—	153
Stock-based compensation	—	—	—	—	142	104	—	—	246
Warrants exercised	—	—	261,863	26	37	—	—	—	63
Issuance of common stock in connection with employee stock purchase plan	—	—	85,554	8	178	—	—	—	186
Net loss (As Restated)	—	—	—	—	—	—	—	(1,526)	(1,526)	$(1,526)
Foreign currency translation adjustments	—	—	—	—	—	—	459	—	459	459
Comprehensive loss (As Restated)										$(1,067)
Balances March 31, 2004 (As Restated)	300,000	300	18,403,132	1,840	95,418	(41)	1,509	(89,925)	9,101
Common stock options exercised	—	—	71,532	7	84	—	—	—	91
Stock-based compensation	—	—	—	—	35	31	—	—	66
Warrants exercised	—	—	1,192,961	120	2,551	—	—	—	2,671
Issuance of common stock in connection with employee stock purchase plan	—	—	80,173	8	179	—	—	—	187
Net loss (As Restated)	—	—	—	—	—	—	—	(994)	(994)	$ (994)
Foreign currency translation adjustments	—	—	—	—	—	—	(115)	—	(115)	(115)
Comprehensive loss (As Restated)										$(1,109)
Balances March 31, 2005 (As Restated)	300,000	300	19,747,798	1,975	98,267	(10)	1,394	(90,919)	11,007
Common stock options exercised	—	—	320,165	32	698	—	—	—	730
Stock-based compensation	—	—	—	—	—	10	—	—	10
Preferred shares converted	(300,000)	(300)	500,100	50	250	—	—	—	—
Issuance of common stock in connection with employee stock purchase plan	—	—	76,513	7	126	—	—	—	133
Net loss	—	—	—	—	—	—	—	(1,624)	(1,624)	$(1,624)
Foreign currency translation adjustments	—	—	—	—	—	—	(160)	—	(160)	(160)
Comprehensive loss										$(1,784)
Balances March 31, 2006	—	$ —	20,644,576	$2,064	$99,341	$ —	$1,234	$(92,543)	$10,096

See accompanying notes to the consolidated financial statements.

RAINING DATA CORPORATION AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

1.   Restatement

The Company’s beginning accumulated deficit in the accompanying consolidated statements of stockholders’ equity and comprehensive loss has been adjusted to correct an error that occurred upon the adoption of SFAS No. 142, “Goodwill and Other Intangible Assets,” in 2003. Upon adoption, the Company appropriately reclassified a work force intangible asset to goodwill. However, the related deferred tax liability of approximately $460,000 was not reclassified to goodwill in accordance with SFAS No. 142. Had the Company appropriately reclassified the deferred tax liability, it would have increased its deferred tax asset valuation allowance by recording a corresponding charge to its income tax provision in fiscal 2003, since the Company has determined it requires a full valuation allowance against its deferred tax assets. The net effect of this adjustment was a decrease to goodwill of $460,000 and a corresponding increase to accumulated deficit in the accompanying balance sheets at March 31, 2005 and 2004.

In addition to the error that occurred upon the adoption of SFAS No. 142, the Company incorrectly recorded a benefit to income tax expense instead of reducing goodwill when utilizing foreign net operating loss carryforwards during fiscal 2002, 2003, 2004, and 2005, which were acquired in a business combination. Therefore, the Company’s statements of operations for fiscal 2005 and 2004 and its accumulated deficit as of March 31, 2003 have been adjusted to correct this error.

The effects of the restatement adjustments on our previously filed consolidated financial statement for the year ended March 31, 2005 and 2004 are presented below.

Consolidated Statements of Operations Adjustments

	For the Year Ended March 31, 2005			For the Year Ended March 31, 2004
	As Previously Reported	Restatement Adjustment	As Restated	As Previously Reported	Restatement Adjustment	As Restated
Provision (benefit) for income taxes	$—	$73	$73	$(31)	$173	$142
Net loss	$(921)	$(73)	$(994)	$(1,353)	$(173)	$(1,526)
Basic and diluted loss per share	$(0.05)	$(0.00)	$(0.05)	$(0.07)	$(0.01)	$(0.08)

Consolidated Balance Sheet Adjustments

	March 31, 2005
	As
	Previously	Restatement	As
	Reported	Adjustment	Restated
Goodwill	$27,684	$(763)	$26,921
Total assets	41,810	(763)	41,047
Accumulated deficit	(90,156)	(763)	(90,919)
Total stockholders’ equity	11,770	(763)	11,007
Total liabilities and stockholders’ equity	41,810	(763)	41,047

Consolidated Statements of Stockholders’ Equity and Comprehensive Loss Adjustments

	March 31, 2005
	As
	Previously	Restatement	As
	Reported	Adjustment	Restated
Accumulated deficit	$(90,156)	$(763)	$(90,919)
Total stockholders’ equity	11,770	(763)	11,007
Comprehensive loss	(1,036)	(73)	(1,109)

RAINING DATA CORPORATION AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

1.   Restatement (Continued)

	March 31, 2004
	As
	Previously	Restatement	As
	Reported	Adjustment	Restated
Accumulated deficit	$(89,235)	$(690)	$(89,925)
Total stockholders’ equity	9,791	(690)	9,101
Comprehensive loss	(894)	(173)	(1,067)

	March 31, 2003
	As
	Previously	Restatement	As
	Reported	Adjustment	Restated
Accumulated deficit	$(87,882)	$(517)	$(88,399)
Total stockholders’ equity	10,037	(517)	9,520

The impact of various other corrections of errors was not material to the interim periods of fiscal year 2006 and prior periods and, accordingly, included in the results for fiscal year 2006. The restatement did not result in any changes to cash and cash equivalents as of March 31, 2005 or 2004 or any changes to the net cash flows from operating, investing, or financing activities in the consolidated statements of cash flows for the year ended March 31, 2005 or 2004 although it did result in certain reclassifications among certain components of net cash provided by operating activities.

2.   Organization

Raining Data Corporation (the “Company”) was incorporated as Blyth Holdings, Inc. under the laws of the State of Delaware in August 1987 pursuant to a reorganization of predecessor companies originally incorporated under the laws of England in 1983. The Initial Public Offering for the Company’s stock took place in October 1987. In September 1997, the Company changed its name to Omnis Technology Corporation. In December 2000, the Company acquired PickAx. At the same time, the Company changed its name to Raining Data Corporation. The principal asset of PickAx is the capital stock of Pick Systems. PickAx acquired Pick Systems from the estate of Richard Pick, the founder of Pick Systems, in March 2000. Pick Systems was incorporated in California in November 1982.

The Company’s principal business is the design, development, sale, and support of three software product lines: 1) XML data management servers (“XDMS”), 2) Multidimensional Database Management Systems (“MDMS”), and 3) Rapid Application Development (“RAD”) software tools. The Company’s products are sold to in-house corporate development teams, commercial application developers, system integrators, independent software vendors, value added resellers and independent consultants. In addition to computer software products, the Company provides continuing maintenance and customer service contracts as well as professional services, technical support and training.

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

RAINING DATA CORPORATION AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

3.   Summary of Significant Accounting Policies (Continued)

Revenue Recognition—The Company recognizes and defers revenue using the residual method pursuant to the requirements of Statement of Position No. 97-2, “Software Revenue Recognition.” (SOP 97-2), as amended. Under the residual method, revenue is recognized in a multiple element arrangement when company-specific objective evidence of fair value exists for all of the undelivered elements in the arrangement, but does not exist for one or more of the delivered elements in the arrangement. At the outset of the arrangement with the customer, the Company defers revenue for the fair value of its undelivered elements based on company-specific objective evidence of the amount such items are sold to its customers by themselves and recognize revenue for the remainder of the arrangement fee attributable to the elements initially delivered in the arrangement (e.g., software license) when the basic criteria in SOP 97-2 have been met.

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

Cash and cash equivalents—Investment securities with a maturity of ninety days or less at the time of purchase are considered cash equivalents.

Trade Accounts Receivable—Trade accounts receivable are recorded at the invoiced amount and do not bear interest. Amounts collected on trade accounts receivable are included in net cash provided by operating activities in the consolidated statements of cash flows. The allowance for doubtful accounts is the Company’s best estimate of the amount of probable credit losses in the Company’s existing accounts receivable. The Company determines the allowance based on historical write-off experience. The Company reviews its allowance for doubtful accounts monthly. Past due balances over 60 days and over a specified amount are reviewed individually for collectibility. All other balances are reviewed on a pooled basis.

RAINING DATA CORPORATION AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

3.   Summary of Significant Accounting Policies (Continued)

Account balances are charged off against the allowance after all means of collection have been exhausted and the potential for recovery is considered remote. The Company does not have any off-balance-sheet credit exposure related to its customers.

Property, Furniture and Equipment—Property, furniture, and equipment are stated at historical cost. Depreciation and amortization are computed on a straight-line basis over the estimated useful lives of the assets, which range from two to five years. Leasehold improvements are amortized on a straight-line basis over the shorter of the lease term or the estimated useful lives of the assets.

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

The per share weighted-average fair value of stock options granted for the years ended March 31, 2006, 2005 and 2004 was $2.11, $2.49 and $2.63, respectively, as estimated using the Black-Scholes option-pricing

RAINING DATA CORPORATION AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

3.   Summary of Significant Accounting Policies (Continued)

model with the following assumptions: dividend yield of 0% in 2006, 2005 and 2004; expected volatility of 108% in 2006, 117% in 2005 and 130% in 2004; risk-free interest rate of 4.27%, 4.01% and 3.54% in 2006, 2005 and 2004, respectively; and expected life of 7 years for 2006, 2005 and 2004.

For purposes of pro forma disclosures, the estimated fair value of the options is amortized to expense over the options’ vesting periods. The Company’s historical and pro forma net loss per share for the years ended March 31, 2006, 2005 and 2004 is as follows (in thousands, except per share data):

	2006	2005 (As Restated)	2004 (As Restated)
Net loss:
As reported	$(1,624)	$(994)	$(1,526)
Add:
Stock-based employee compensation expense included in net loss, net of tax	10	66	246
Less:
Total stock-based employee compensation expense determined under fair value based methods for all awards, net of tax	(1,220)	(1,206)	(1,766)
Pro forma net loss	$(2,834)	$(2,134)	$(3,046)
Basic and diluted loss per share
As reported	$(0.08)	$(0.05)	$(0.08)
Pro forma	$(0.14)	$(0.11)	$(0.17)

Net Loss Per Share—Basic loss per share is computed using the net loss and the weighted average number of common shares outstanding during the period. Diluted loss per share is computed using the net loss and the weighted average number of common shares and dilutive potential common shares outstanding during the period when the potential common shares are not anti-dilutive. Potential dilutive common shares include, for some or all of the periods presented, outstanding stock options and warrants, convertible debt, and convertible preferred stock. There were 4,190,691, 4,386,117 and 3,904,919 outstanding options to purchase shares of the Company’s common stock with exercise prices ranging from $0.75 to $33.13 per share as of March 31, 2006 and March 31, 2005 and from $0.75 to $52.50 per share as of March 31, 2004, respectively. There were no outstanding warrants to purchase shares of the Company’s common stock at March 31, 2006. There were 500,000 and 2,169,647 outstanding warrants to purchase shares of the Company’s common stock at March 31, 2005 and 2004, respectively. Exercise prices ranged from $2.35 to $6.29 per share at March 31, 2005 and $0.72 to $6.51 per share at March 31, 2004. There were no shares of preferred stock outstanding at March 31, 2006. There were 300,000 shares of preferred stock, which were convertible into 500,100 shares of common stock, outstanding at March 31, 2005 and 2004. There was convertible debt outstanding at March 31, 2006, 2005 and 2004, which is convertible into 4,556,999, 4,336,094, and 4,634,632 shares of common stock, respectively. The total of these items were not included in the computation of diluted earnings per share because their effect would have been anti-dilutive.

Concentration of Credit Risk—The Company supports computer software systems worldwide in diversified industries, primarily through system integrators and value added resellers. On an ongoing basis, the Company performs credit evaluations of its customer’s financial condition and generally requires no

RAINING DATA CORPORATION AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

3.   Summary of Significant Accounting Policies (Continued)

collateral. No single customer accounted for more than 10% of revenues during the fiscal years ended March 31, 2006, 2005 and 2004.

Foreign Currency Translation—The financial position and results of operations of the Company’s foreign subsidiaries are translated using local currency as the functional currency. Assets and liabilities of these subsidiaries are translated at the exchange rate in effect at each year-end. Income statement accounts are translated at the average rate of exchange prevailing during the year. Translation adjustments arising from the use of differing exchange rates from period to period are included in accumulated other comprehensive income in stockholders’ equity. Gains and losses resulting from foreign currency transactions are included in operations.

The Company’s revenues generated through its offices located outside of the United States of America were approximately 31%, 31% and 28% of total revenue for the fiscal years ended March 31, 2006, 2005 and 2004, respectively.

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

Impairment of Goodwill and Other Long-Lived Assets—In accordance with SFAS No. 144, “Accounting for the Impairment or Disposal of Long-Lived Assets,” long-lived assets, such as property, plant, and equipment, and purchased intangible assets subject to amortization, are reviewed for impairment whenever events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable.

Recoverability of assets to be held and used is measured by a comparison of the carrying amount of an asset to estimated undiscounted future cash flows expected to be generated by the asset. If the carrying amount of an asset exceeds its estimated future cash flows, an impairment charge is recognized by the amount by which the carrying amount of the asset exceeds the fair value of the asset. Assets to be disposed of would be separately presented in the balance sheet and reported at the lower of the carrying amount or fair value less costs to sell, and are no longer depreciated. The assets and liabilities of a disposal group classified as held for sale would be presented separately in the appropriate asset and liability sections of the balance sheet.

Goodwill and intangible assets that have indefinite useful lives are tested annually for impairment, and are tested for impairment more frequently if events and circumstances indicate that the asset might be impaired. An impairment loss is recognized to the extent that the carrying amount exceeds the asset’s fair value. For goodwill, the impairment determination is made at the reporting unit level and consists of two steps. First, the Company determines the fair value of a reporting unit and compares it to its carrying

RAINING DATA CORPORATION AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

3.   Summary of Significant Accounting Policies (Continued)

amount. Second, if the carrying amount of a reporting unit exceeds its fair value, an impairment loss is recognized for any excess of the carrying amount of the reporting unit’s goodwill over the implied fair value of that goodwill. The implied fair value of goodwill is determined by allocating the fair value of the reporting unit in a manner similar to a purchase price allocation, in accordance with the Financial Accounting Standards Board (“FASB”) Statement No. 141, “Business Combinations”. The residual fair value after this allocation is the implied fair value of the reporting unit goodwill.

Recently Issued Accounting Standards

In December 2004, the FASB issued SFAS No. 123R, “Share-Based Payment,” which establishes standards for the accounting for transactions in which an entity exchanges its equity instruments for employee services. A key provision of this statement is the requirement of a public entity to measure the cost of employee services received in exchange for an award of equity instruments (including stock options) based on the grant-date fair value of the award. That cost will be recognized over the period during which an employee is required to provide service in exchange for the award (i.e., the requisite service period or vesting period). With respect to the Company, which is a small business issuer, this statement became effective on April 1, 2006. The future impact of the adoption of  SFAS 123R is expected to increase operating expenses and consequently reduce earnings in future periods.

4.   Property, Furniture and Equipment

Property, furniture and equipment at March 31 consisted of (in thousands):

	2006	2005
Land and buildings	$746	$805
Office equipment, furniture and fixtures	4,663	5,125
Total	5,409	5,930
Accumulated depreciation and amortization	(4,354)	(5,059)
Property, furniture and equipment, net	$1,055	$871

5.   Goodwill and Other Intangible Assets

The following table presents details of the Company’s intangible assets and goodwill (in thousands):

	Gross Carrying Amount	Accumulated Amortization	Balance
March 31, 2006
Assets subject to amortization:
Installed base, including core technology	$10,400	$10,400	$—
Assets not subject to amortization:
Goodwill			$26,845
March 31, 2005 (As Restated)
Assets subject to amortization:
Installed base, including core technology	$10,400	$10,400	$—
Assets not subject to amortization:
Goodwill (As Restated)			$26,921
March 31, 2004 (As Restated)
Assets subject to amortization:
Installed base, including core technology	$10,400	$8,667	$1,733
Assets not subject to amortization:
Goodwill (As Restated)			$26,994

RAINING DATA CORPORATION AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

5.  Goodwill and Other Intangible Assets (Continued)

The changes in goodwill for the periods presented are a result of utilizing net operating loss carryforwards acquired in a business combinations of $81,000 and $73,000 in fiscal 2006 and 2005, respectively. The Company had aggregate amortization expense related to intangible assets of zero, $1.7 million and $2.6 million for the years ended March 31, 2006, 2005 and 2004, respectively. As of March 31, 2006, the Company’s intangible assets were fully amortized.

6.   Debt

Long-Term Debt

Long-term debt of the Company, including the Note Payable to Astoria Capital Partners (“ACP”) or (“Astoria”), the Company’s largest stockholder and other related parties, as of March 31, 2006 and 2005 follows (in thousands):

	March 31, 2006	March 31, 2005
Convertible Subordinated Notes payable to Astoria and others	$22,785	$21,681
Plus accrued interest	281	267
Less unamortized discount	(173)	(256)
Total long-term debt	$22,893	$21,692

In January 2003, the Company entered into a Note Exchange Agreement (the “Exchange Agreement”) with Astoria to replace the existing Secured Promissory Note, as amended, with a Convertible Subordinated Note. Under the terms of the Exchange Agreement, the Secured Promissory Note was exchanged and replaced with a Convertible Subordinated Note having a principal amount of $22.1 million, which principal amount was equal to the outstanding principal and accrued interest payable on the Secured Promissory Note as of the date of the Exchange Agreement. In October 2005, Astoria assigned a portion of its Common Stock holdings totaling 870,536 shares and a portion of the Subordinated Convertible Note, totaling $1,751,832, to two of its limited partners. As such, the Company issued an Amended and Restated Note to Astoria for $20,749,581 and corresponding notes directly to the limited partners for $862,979 and $888,853, respectively. The Convertible Subordinated Notes are convertible into common stock at any time, at the option of the holder, at a price of $5.00 per share. The Convertible Subordinated Notes mature on May 30, 2008, extending the May 30, 2003 maturity date of the Secured Promissory Note. The interest rate of the Convertible Subordinated Notes is 5% per annum as compared to an interest rate of 10% per annum under the Secured Promissory Note. The interest is payable quarterly at the Company’s option in cash or through increases to the outstanding principal of the Convertible Subordinated Notes.

On December 14, 2004, the Company entered into an Agreement Regarding Amended and Restated Common Stock Purchase Warrant and 5% Convertible Subordinated Note Due 2008 with Astoria whereby the Company could redeem, in part, the Convertible Subordinated Note in advance of January 30, 2005. On December 14, 2004, Astoria exercised its warrant in the amount of $2,670,904. In lieu of a cash payment, the Company used the proceeds of the exercise to pay down a portion of the indebtedness to Astoria. The pay down consisted of $247,129 for accrued and unpaid interest, and $2,423,775 as a

RAINING DATA CORPORATION AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

6.   Debt (Continued)

reduction of principal of the Convertible Subordinated Note. Unlike the Secured Promissory Note, the Convertible Subordinated Notes are not secured by the Company’s assets.

Net interest expense is comprised of the following components (in thousands):

	2006	2005	2004
Interest expense	$1,208	$1,249	$1,232
Interest income	(256)	(94)	(17)
Net interest expense	$952	$1,155	$1,215

Line of Credit

The Company has a two year credit facility with Silicon Valley Bank which provides for borrowing of up to $1.5 million at an annual interest rate of Prime plus 1.0%, provided that the annual interest rate shall never be less than 5%. The credit facility is collateralized by the Company’s assets and expires in February 2008. The credit facility contains financial and reporting covenants that require the Company to maintain certain financial ratios only when there are have outstanding borrowings on the line. There were no outstanding borrowings at March 31, 2006.

7.   Stockholder’s Equity

Series A Convertible Preferred Stock

The Company had 5,000,000 and 300,000 shares of Series A convertible preferred stock (“Series A”) authorized and 0 and 300,000 shares of Series A convertible preferred stock (“Series A”) issued and outstanding at March 31, 2006 and 2005, respectively. On November 28, 2005 the shareholders voted to increase the authorized number of shares of preferred stock from 300,000 to 5,000,000 shares. Holders of Series A were entitled to that number of votes equal to the number of shares of common stock into which Series A is then convertible. Dividends were payable at the option of the Board of Directors at the rate of $0.125 per share per annum, in preference to all other stockholders. Series A ranks senior to the Company’s common stock as to liquidation rights. Each share of Series A was convertible at the option of the holder into 1,667 shares of common stock. In effecting the conversion, any unpaid dividends on Series A shall be disregarded. No dividends were declared on the Series A prior to its conversion, which occurred in fiscal 2006.

Common Stock

The Company had 100,000,000 and 60,000,000 shares of common stock authorized and 20,644,576 and 19,747,798 shares of common stock issued and outstanding as of March 31, 2006 and 2005, respectively. On November 28, 2005 the shareholders voted to increase the authorized number of shares of common stock from 60,000,000 to 100,000,000 shares.

RAINING DATA CORPORATION AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

7.   Stockholder’s Equity (Continued)

Warrants

The Company has issued warrants under various plans and in connection with the PickAx acquisition. The following table summarizes the warrants outstanding:

	Warrants	Exercise Price	Weighted Average Remaining Contractual Life (Years)
Warrants outstanding at March 31, 2003	2,572,501	$2.35 - $7.00	2.10
Cancelled	—	—
Exercised	(402,854)	$2.35
Warrants outstanding at March 31, 2004	2,169,647	$2.35 - $6.51	1.12
Cancelled	(216,910)	$2.35
Exercised	(1,452,737)	$2.35
Warrants outstanding at March 31, 2005	500,000	$6.29	0.67
Cancelled	(500,000)	$6.29
Exercised	—	—
Warrants outstanding at March 31, 2006	—	—	—

As part of the acquisition of PickAx, the Company assumed the warrant obligations for PickAx after adjusting both the exercise price and shares underlying the warrants for the conversion ratio of 0.50916, which was the same ratio used for acquiring the PickAx common stock. The PickAx warrants were exchanged for Raining Data warrants (“Exchange Warrants”) as part of the assumption. All the PickAx warrants were for a term of five years from the original PickAx grant date. There were 1,452,737 and 402,854 Exchange Warrants exercised during fiscal 2005 and fiscal 2004, respectfully, at a warrant price of $2.35. All remaining unexercised Exchange Warrants expired during fiscal 2005.

In connection with the merger with PickAx, a promissory note previously issued by PickAx to its controlling stockholder, Astoria, was exchanged for a new promissory note from the Company, as described in Note 5. In addition, Astoria received warrants to purchase 500,000 shares of the Company’s common stock (“Debt Warrants”) at an original exercise price of $7.00. Due to certain anti-dilutive adjustments as provided for in the Debt Warrants, the exercise price was adjusted to $6.51 on April 1, 2003 and $6.29 on April 1, 2004. All remaining unexercised Debt Warrants expired during fiscal 2006.

Stock Options

In April 1999, the Company adopted a new stock option plan (“1999 Plan”). In conjunction with the adoption of the 1999 Plan, the Company terminated all other plans, except as to options then issued and outstanding under such plans. The 1999 Plan authorizes grants of options to purchase up to an aggregate of 6,500,000 shares of authorized but unissued common stock. On November 28, 2005, the shareholders voted to increase the number of shares authorized for issuance under the Plan by 1,500,000 shares to a total of 6,500,000 shares available for issuance under the Plan. Stock options are generally granted with an exercise price equal to the stock’s fair market value at the date of grant. All options under the 1999 Plan

RAINING DATA CORPORATION AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

7.   Stockholder’s Equity (Continued)

have ten-year terms and generally vest ratably over a period of four years. As of March 31, 2006, there were 1,690,262 shares available for future option grants under the 1999 Plan.

The following table presents information about outstanding stock options as of March 31, 2006:

		Weighted Average		Options vested and exercisable
Range of Exercise Price	Options Outstanding	Exercise Price	Remaining Contractual Life	Number of Options	Weighted Avg. Exercise Price
$0.75 - $1.55	1,232,546	$1.45	5.20	1,226,919	$1.45
$1.67 - $2.53	1,056,592	$2.25	7.78	473,361	$2.10
$2.62 - $3.88	1,290,359	$3.20	6.98	776,162	$3.35
$4.02 - $33.13	611,194	$5.26	5.12	603,902	$5.28
$0.75 - $33.13	4,190,691	$2.75	6.39	3,080,344	$2.78

A summary of changes in common stock options is as follows:

	Shares	Weighted Average Exercise Price Per Share
Options outstanding as of March 31, 2003	4,110,480	$2.84
Granted	146,000	$2.95
Cancelled	(242,679)	$3.16
Exercised	(108,882)	$1.41
Options outstanding as of March 31, 2004	3,904,919	$2.86
Granted	659,500	$2.87
Cancelled	(106,770)	$4.56
Exercised	(71,532)	$2.69
Options outstanding as of March 31, 2005	4,386,117	$2.84
Granted	695,000	$2.52
Cancelled	(570,261)	$3.49
Exercised	(320,165)	$3.54
Options outstanding as of March 31, 2006	4,190,691	$2.75

The Company had $10,000 of deferred stock-based compensation related to employee stock options as of March 31, 2005 and recognized stock-based compensation expense of $10,000, $66,000 and $246,000 during the years ended March 31, 2006, 2005 and 2004, respectively, as a result of granting stock options with exercise prices below the estimated fair value of the Company’s common stock at the date of grant and granting stock options to non-employees. There was no deferred stock-based compensation remaining at March 31, 2006.

Employee Stock Purchase Plan

On December 12, 2001, the Board of Directors approved the Company’s 2001 Employee Stock Purchase Plan (the “Purchase Plan”) to provide employees of the Company with an opportunity to purchase

RAINING DATA CORPORATION AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

7.   Stockholder’s Equity (Continued)

common stock of the Company through accumulated payroll deductions. The maximum number of shares of common stock made available for sale under the Purchase Plan is one million (1,000,000) shares. The offer periods of six (6) months’ duration commence each February 15 and August 15. An employee may contribute between one percent (1%) and not exceeding ten percent (10%) of their compensation not to exceed $21,250 per calendar year. Individual employee share purchases are limited to 1,500 shares per offer period. Employees are able to purchase the stock at an amount equal to 85% of the market value of a share of common stock on the enrollment date or on the exercise date, whichever is lower. Through March 31, 2006, 369,370 shares had been issued to employees under the Purchase Plan.

Retirement Plans

The Company sponsors a 401(k) Savings and Retirement Plan (“the Plan”) for substantially all of its employees in the United States. Employees meeting the eligibility requirements may contribute specified percentages of their salaries. Under the Plan, which is qualified under Section 401(k) of the federal tax laws, the Company’s Board of Directors, in its sole discretion, may make discretionary profit-sharing contributions at 50% of the employees’ contributions up to 4% of the employees’ total compensation, to the Plan. There were no discretionary annual contributions made to the Plan for the years ended March 31, 2006, 2005 and 2004.

The Company sponsors the Raining Data UK Limited Retirement Benefits Scheme (“RDUKL Plan”) for substantially all of its employees in the United Kingdom. The RDUKL Plan is a defined contribution plan that provides retirement benefits upon attaining normal retirement age, and incidental benefits in the case of death or termination of employment prior to retirement. Raining Data UK contributes an amount ranging from 3% to 8% of each participant’s compensation to fund such benefits. In addition, participants are entitled to make voluntary contributions under the RDUKL Plan. The Company contributed approximately $108,000, $121,000 and $117,000 to the RDUKL Plan for the years ended March 31, 2006, 2005 and 2004, respectively.

8.   Income Taxes

The current provision for income taxes of $76,000, $73,000, and $142,000 for the years ended March 31, 2006, 2005, and 2004, respectively, were related to foreign jurisdictions. The foreign income before income taxes was approximately $356,000, $328,000 and $126,000 in fiscal year 2006, 2005 and 2004, respectively.

The deferred income tax benefit associated with the recognition of certain foreign net operating loss reduced goodwill in the amount of $76,000, $73,000 and $173,000 for the years ended March 31, 2006, 2005 and 2004, respectively, because a portion of the net operating loss carryforwards were acquired as part of a business combination.

RAINING DATA CORPORATION AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

8.   Income Taxes (Continued)

A reconciliation of the expected U.S. Federal tax expense attributable to income from continuing operations differed from the amounts computed by applying the U.S. Federal statutory tax rate to pretax loss from continuing operations as follows:

	2006	2005 (As Restated)	2004 (As Restated)
Expected U.S. Federal tax	(34.0)%	(34.0)%	(34.0)%
State taxes	8.6%	(5.8)%	(5.8)%
Foreign taxes	14.0%	(3.8)%	(15.7)%
Change in valuation allowance	15.6%	97.4%	95.2%
Research and experimental credit	(36.5)%	(71.5)%	(43.0)%
Expiration of net operating losses	35.5%	24.9%	13.0%
Other	1.7%	0.7%	0.6%
Actual effective tax rate	4.9%	7.9%	10.3%

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

	2006	2005 (As Restated)
Deferred tax assets:
Net operating loss carryforwards	$21,826	$21,902
Accruals and allowances recognized in different periods	487	780
Research and experimental credit carryforward	3,702	3,139
Depreciation	206	133
State taxes	1	2
Total deferred assets	26,222	25,956
Less valuation allowance	(26,222)	(25,956)
Net deferred tax asset	$—	$—

Due to uncertainties surrounding the timing of realizing the benefits of its net favorable tax attributes in the future tax returns, the Company has recorded a full valuation allowance against its net deferred tax assets at March 31, 2006, 2005 and 2004. The net change in the valuation allowance was an increase of $266,000 in 2006, $823,000 in 2005, and $1,144,000 in 2004.

At March 31, 2006, the Company had net operating loss carryforwards of $19.6 million for federal income tax purposes, $0.5 million for state tax purposes, and $1.9 million for foreign tax purposes expiring at various dates through 2024. During fiscal 2006, $0.5 million of federal net operating losses and $0.2 million of state net operating losses expired. Any changes in ownership, as defined by Section 382 of the Internal Revenue Code, may limit the amount of net operating loss carryforwards that can be used in any one year.

RAINING DATA CORPORATION AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

8.  Income Taxes (Continued)

As a result of the Company’s acquisition of PickAx, the Company assumed preacquisition federal and foreign net operating loss carryforwards. A valuation allowance has been recorded against deferred tax assets attributable to these net operating loss carryforwards. In the event these net operating loss carryforwards are realized in the future, the benefit will be recorded as a reduction of goodwill. $0.3 million and $0.2 million of net operating losses related to the exercise of non-qualified stock options for federal and state tax purposes, respectively, will not be available to offset earnings but must be charged to equity upon realization.

As of March 31, 2006, the Company has preacquisition federal, state and foreign net operating losses of $15.5 million, $0.2 million, and $0.4 million, respectively.

9.  Commitments and Contingencies

Leases—The Company leases office space and certain equipment under noncancelable operating lease agreements with terms expiring through 2010. Rent expense related to operating these leases is recognized ratably over the entire lease term. The Company is required to pay property taxes, insurance and normal maintenance costs.

Future minimum lease payments under noncancelable operating leases with initial or remaining lease terms in excess of one year as of March 31, 2006 are as follows (in thousands):

Years Ending March 31,	Operating Leases
2007	$731
2008	557
2009	550
2010	559
2011 and thereafter	328
Total minimum lease payments	$2,725

Rent expense of $1,182,000, $1,079,000 and $902,000 was recognized in 2006, 2005 and 2004, respectively.

The Company is subject from time to time to litigation, claims and suits arising in the ordinary course of business. As of March 31, 2006, the Company was not a party to any known material litigation, claim or suit.

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

10.  Segment Information

The Company operates in one reportable segment. International operations consist primarily of foreign sales offices selling software developed in the United States of America combined with local service revenue. The following table summarizes consolidated financial information of the Company’s operations by geographic location (in thousands):

	North America	Europe	Total
Fiscal Year 2006
Net revenues	$13,982	$6,312	$20,294
Long lived assets	27,170	826	27,996
Fiscal Year 2005
Net revenues	$14,906	$6,577	$21,483
Long lived assets (As Restated)	27,354	656	28,010
Fiscal Year 2004
Net revenues	$15,954	$6,343	$22,297
Long lived assets (As Restated)	29,071	652	29,723

The Company operates in one reportable segment and is engaged in the design, development, sale, and support of three software product lines: 1) XML data management servers (“XDMS”), 2) Multidimensional Database Management Systems (“MDMS”), and 3) Rapid Application Development (“RAD”) software tools. The following table represents the net revenue from the Company’s segment by product line (in thousands):

	Years ended March 31,
	2006	2005	2004
Databases	$15,299	$16,566	$17,371
RAD tools	4,995	4,917	4,926
Total net revenues	$20,294	$21,483	$22,297

EXHIBIT INDEX

Exhibit		Description
3.1

Amended and Restated Certificate of Incorporation of the Registrant dated November 29, 2005 (included as Exhibit 3.1 to the Registrant’s Form 8-K filed with the Commission on November 30, 2005 and incorporated herein by reference).

3.2

Amended and Restated Bylaws of the Registrant, dated November 28, 2005 (included as Exhibit 3.2 to the Registrant’s Form 8-K filed with the Commission on November 30, 2005 and incorporated herein by reference).

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

1999 Stock Option Plan, as amended on November 28, 2005, Form of Notice of Stock Option Agreement and Form of Stock Option Agreement (included as Exhibit 10.1 to the Registrant’s Form 8-K filed with the Commission on November 30, 2005 and incorporated herein by reference).

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

10.12	*	Offer Letter Agreement, effective March 17, 2004, between the Registrant and Ajay Ramachandran.
21.1		Subsidiaries of the Registrant (included as Exhibit 21.1 to the Registrant’s Form 10-KSB filed with the Commission on June 28, 2002 and incorporated herein by reference).
23.1		Consent of Independent Registered Public Accounting Firm.
24.1		Power of Attorney (included in the signature page and incorporated herein by reference).
31.1		Certification of Chief Executive Officer.
31.2		Certification of Chief Financial Officer.
32.1		Certification of Chief Executive Officer and Chief Financial Officer Pursuant to 18 U.S.C. 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

*                    Indicates management contracts or compensatory plans and arrangements filed pursuant to Item 601 of Regulation S-B under the Exchange Act.