Form 10QSB
period 2006-06-30
RAINING DATA CORP
filed 2006-08-14
CIK 820738

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-QSB

(Mark One)
☒	Quarterly Report under Section 13 or 15(d) of the Securities Exchange Act of 1934

For the quarterly period ended June 30, 2006

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

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐   No ☒

As of June 30, 2006, there were  20,687,726  shares of registrant’s Common Stock, $.10 par value, outstanding.

Transitional Small Business Disclosure Format (Check one): Yes ☐  No ☒

RAINING DATA CORPORATION
INDEX

PART I.  FINANCIAL INFORMATION

ITEM 1.  FINANCIAL STATEMENTS

RAINING DATA CORPORATION AND SUBSIDIARIES
UNAUDITED CONDENSED CONSOLIDATED BALANCE SHEETS

	June 30, 2006	March 31, 2006
	(In thousands)
ASSETS

Current assets
Cash and cash equivalents	$9,974	$10,789
Trade accounts receivable, less allowance for doubtful accounts of $223 and $182	1,680	2,019
Other current assets	483	355
Total current assets	12,137	13,163

Property, furniture and equipment-net	1,137	1,055
Goodwill	26,845	26,845
Other assets	98	96
Total assets	$40,217	$41,159

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities
Accounts payable	$293	$399
Accrued liabilities	2,234	2,885
Deferred revenue	5,026	4,886
Total current liabilities	7,553	8,170

Long-term debt-net of discount	23,201	22,893
Total liabilities	30,754	31,063

Commitments and contingencies

Stockholders’ equity
Preferred stock	—	—
Common stock	2,069	2,064
Additional paid-in-capital	99,634	99,341
Accumulated other comprehensive income	1,395	1,234
Accumulated deficit	(93,635)	(92,543)
Total stockholders’ equity	9,463	10,096

Total liabilities and stockholders’ equity	$40,217	$41,159

See accompanying notes to the unaudited condensed consolidated financial statements.

RAINING DATA CORPORATION AND SUBSIDIARIES
UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

	Three Months Ended June 30,
	2006	2005
	(In thousands, except per share amounts)
Net revenues
Licenses	$1,654	$2,311
Services	3,018	2,982
Total net revenues	4,672	5,293

Operating expenses
Cost of license revenues	21	64
Cost of service revenues	653	620
Selling and marketing	1,456	1,329
Research and development	2,646	2,244
General and administrative	806	901
Total operating expenses	5,582	5,158

Operating income (loss)	(910)	135

Other expense
Interest expense — net	(223)	(247)
Other income (expense) — net	22	(51)
Total other expense	(201)	(298)
Loss before income taxes	(1,111)	(163)
Benefit from income taxes	(19)	—
Net loss	$(1,092)	$(163)

Basic and diluted net loss per share	$(0.05)	$(0.01)

Shares used in computing basic and diluted net loss per share	20,649	19,764

See accompanying notes to the unaudited condensed consolidated financial statements.

RAINING DATA CORPORATION AND SUBSIDIARIES
UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

	Three Months Ended June 30,
	2006	2005
	(In thousands)

Cash flows from operating activities:
Net loss	$(1,092)	$(163)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization of long-lived assets	75	82
Note payable discount amortization	21	21
Stock-based compensation expense	211	6
Income tax benefit	(19)	—
Change in assets and liabilities:
Trade accounts receivable	217	(129)
Other current and non-current assets	(112)	24
Accounts payable	(111)	(217)
Accrued liabilities	(341)	125
Deferred revenue	351	75
Net cash used in operating activities	(800)	(176)

Cash flows used in investing activities — purchase of property, furniture and equipment	(133)	(91)

Cash flows from financing activities — proceeds from exercise of stock options and warrants	86	34

Effect of exchange rate changes on cash	32	(51)

Net decrease in cash and cash equivalents	(815)	(284)

Cash and cash equivalents at beginning of period	10,789	10,625
Cash and cash equivalents at end of period	$9,974	$10,341

Non-cash financing activities:
Issuance of notes for accrued interest	$288	$274

See accompanying notes to the unaudited condensed consolidated financial statements.

RAINING DATA CORPORATION AND SUBSIDIARIES
CONDENSED NOTES TO THE UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
June 30, 2006

1.  INTERIM FINANCIAL STATEMENTS

The unaudited interim condensed consolidated financial information furnished herein reflects all adjustments, consisting only of normal recurring items, which in the opinion of management are necessary to fairly state Raining Data Corporation and subsidiaries’ (the “Company”) consolidated financial position, the results of their operations and their cash flows for the dates and periods presented and to make such information presented not misleading. Certain information and footnote disclosures normally included in financial statements prepared in accordance with accounting principles generally accepted in the United States of America have been omitted pursuant to SEC rules and regulations; nevertheless, management of the Company believes that the disclosures herein are adequate to make the information presented not misleading. These condensed consolidated financial statements should be read in conjunction with the Company’s audited financial statements for the year ended March 31, 2006 contained in the Company’s Annual Report on Form 10-KSB. The results of operations for the period ended June 30, 2006 are not necessarily indicative of results to be expected for any other interim period or the fiscal year ending March 31, 2007.

Certain amounts in the prior period’s consolidated financial statements have been reclassified to be consistent with the current year presentation.

2. STOCK-BASED COMPENSATION

The Company has a stock option plan (“1999 Plan”) that provides for the granting of stock options, restricted stock and restricted stock units to directors, employees and consultants.  The Company also has an Employee Stock Purchase Plan (“ESPP”) which allows employees to purchase the Company’s common stock at at discount.  A total of  6.5 million shares of common stock have been authorized for issuance under the  stock option  plan.

Adoption of SFAS No. 123(R)

Prior to April 1, 2006, the Company’s stock-based compensation plans were accounted for in accordance with Accounting Principles Board Opinion No. 25 (“APB 25”) “Accounting for Stock Issued to Employees” by applying the intrinsic value method to account for employee fixed stock-based awards.  Under this method, deferred stock-based compensation is recorded on the date of grant only if the current market price of the underlying stock exceeds the exercise price.  Deferred stock-based compensation is then amortized using the straight-line method over the vesting term of the underlying option.  Additionally, the ESPP qualified as a non-compensatory plan under APB 25; therefore, no compensation cost was recorded in relation to the discount offered to employees for purchases made under the ESPP.  The Company disclosed pro forma net income and earnings per share as if compensation for its stock options were determined based on the estimated fair value at the grant date in accordance with Statements of Financial Accounting Standards (“SFAS”) No. 123, “Accounting for Stock-Based Compensation” and SFAS No. 148, “Accounting for Stock-Based Compensation—Transition and Disclosure” as amended.

Effective April 1, 2006, the Company adopted the fair value recognition provisions of SFAS No. 123(R), “Share-Based Payment,” which is a revision of SFAS No. 123. SFAS No. 123(R) supersedes APB 25, and amends SFAS No. 95, “Statement of Cash Flows.”

SFAS No. 123(R) generally requires share-based payments to employees, including grants of employee stock options and other equity awards, to be recognized in the statement of operations based on their fair values. In addition, SFAS No. 123(R) requires the benefits of tax deductions in excess of recognized compensation expense to be reported as a financing cash flow, rather than as an operating cash flow as prescribed under previous accounting rules. In its adoption, the Company elected to use the modified prospective method, which recognized compensation expense for all share-based payments granted after March 31, 2006 and for all awards granted to employees prior to April 1, 2006 that remain unvested on the date of adoption, as adjusted for estimated forfeitures. Accordingly, prior period amounts have not been restated.

Additionally, under SFAS No. 123(R), the Company’s ESPP is considered a compensatory plan and requires recognition of compensation expense for purchases of common stock made under the ESPP.  The Company recognizes compensation expense for stock option and ESPP awards ratably over the vesting period and purchase period, respectively.

Determining Fair Value

Valuation Method - The Company estimates the fair value of stock options granted and ESPP purchase rights using the Black-Scholes option-pricing model and a single option award approach.

Expected Term - The expected term represents the period the Company’s stock-based awards are expected to be outstanding and was determined based on historical experience with similar awards, giving consideration to the contractual terms of the stock-based awards, vesting schedules and expectations of future employee behavior as influenced by changes to the terms of its stock-based awards.

Expected Volatility - The computation of expected volatility is based on historical volatility.

Risk-Free Interest Rate - The risk-free interest rate used in the Black-Scholes valuation method is based on the implied yield currently available on U.S. Treasury securities with an equivalent remaining term.

Expected Dividend - No dividends are expected to be paid.

Estimated Forfeitures - When estimating forfeitures, the Company considers voluntary termination behavior as well as analysis of actual option forfeitures.

The Company estimated the fair value of its stock options and ESPP purchase rights using the Black-Scholes option-pricing model, by using the following assumptions for the three months ended June 30, 2006:

		ESPP
	Stock	purchase
	options	rights
Dividend yield	0%	0%
Expected volatility	61%	89%
Risk-free interest rate	5.0%	4.6%
Estimated life	6.1 Years	0.5 Years
Forfeiture rate	11%	0%

Total stock-based compensation expense included in the unaudited condensed consolidated statements of operations for the three months ended June 30, 2006 (in thousands) was as follows:

Stock-based awards
Operating expense:
Selling and marketing	$90
Research and development	66
General and administrative	55
Total stock-based compensation expense	211
Income tax benefit	—
Net stock-based compensation expense	$211

Stock options

Stock options are generally granted with an exercise price equal to the stock’s fair market value at the date of grant.  All options under the 1999 Plan have ten-year terms and generally vest ratably over a period of four years.  As of June 30, 2006, there were 1,212,868 shares available for future option grants under the 1999 Plan.

A summary of changes in common stock options is as follows:

			Weighted
			Average
		Weighted	Remaining
		Average	Contractual	Aggregate
	Number of	Exercise	Term in	Intrinsic
	Shares	Price	Years	Value

Options outstanding as of March 31, 2006	4,190,691	$2.75
Granted	705,000	$3.39
Exercised	(43,150)	$1.98
Forfeited	(126,919)	$2.78
Expired	(10,787)	$6.53
Options outstanding as of June 30, 2006	4,714,835	$2.84	6.6	$6,211,785
Exercisable at June 30, 2006	3,112,194	$2.77	5.3	$4,559,927

The aggregate intrinsic value in the table above represents the difference between the exercise price of the underlying awards and the quoted price of our common stock for the options that were in-the-money at June 30, 2006.  During the three months ended June 30, 2006 and 2005, the aggregate intrinsic value of options exercised under the Company’s stock option plan was $65,089 and $31,841, respectively, determined as of the date of option exercise.   Weighted-average grant-date fair values of the options granted during the three months ended June 30, 2006 and 2005 were $2.08 and $2.04, respectively.

Employee Stock Purchase Plans

Under the ESPP, eligible employees may authorize payroll deductions of up to 10% of their regular base salary to purchase shares at the lower of 85% of the closing price of the Company’s common stock on the first or last day of the six-month purchase period. In the three months ended June 30, 2006, no shares of common stock were issued under the ESPP as the current purchase period ends August 14, 2006. As of June 30, 2006 employee withholdings under the ESPP aggregated $36,336.

Pro-forma Disclosure under SFAS No. 123 for Periods prior to Fiscal 2006

The following table illustrates the effect on net loss and net loss per share as if we had applied the fair value recognition provisions of SFAS No. 123 to stock-based compensation during the three-months ended June 30, 2005 (in thousands, except per share amounts):

Three Months
Ended June 30,
2005
Net loss, as reported	$(163)
Add:
Stock-based compensation expense included in reported net earnings	6
Less:
Total stock-based employee compensation expense determined under fair value based methods for all awards, net of tax	(353)
Pro forma net loss	$(510)
Basic and diluted loss per share
As reported	$(0.01)
Pro forma	$(0.03)

3.  RECENTLY ISSUED ACCOUNTING STANDARDS

In June 2006, the Financial Accounting Standards Board (“FASB”) issued FASB Interpretation No. 48  (“FIN 48”), “Accounting for Uncertainty  in Income Taxes.”  This interpretation clarifies the accounting for uncertainty in income taxes recognized in an enterprise’s financial statements in accordance with FASB Statement No. 109, “Accounting for Incone Taxes”.  This interpretation prescribes a recognition threshold and measurement attribute for the financial statement recognition and measurement of a tax position taken or expected to be taken in a tax return. FIN 48 will become effective for the Company in fiscal year 2008. Management of the Company does not expect the impact of this pronouncement to be material on the Company’s consolidated results of operations and financial condition.

In June 2006, the FASB’s Emerging Issues Task Force (“EITF”) issued EITF Issue No. 06-3 (“EITF No. 06-3”), “How Taxes Collected from Customers and Remitted to Governmental Authorities should be presented in the Income Statement (That is, Gross versus Net Presentation).”  The scope of EITF No. 06-3 includes any tax assessed by a governmental authority that is directly imposed on a revenue-producing transaction between a seller and a customer may include, but are not limited to, sales, use, value added, and some excise taxes.  EITF No. 06-3 allows for the presentation of such taxes on either a gross (included in revenues and costs) or a net (excluded from revenues) basis and requires the accounting policy to be disclosed pursuant to APB Opinion No. 22.  EITF No. 06-3 applies to financial reports for interim and annual reporting periods beginning after December 15, 2006.  Management of the Company does not expect the impact of EITF No. 06-3 to be material on the Company’s consolidated results of operations and financial condition.

In February 2006, the FASB issued FASB Staff Position (“FSP”) No. SFAS 123(R)-4 “Classification of Options and Similar Instruments Issued as Employee Compensation That Allow for Cash Settlement upon the Occurrence of a Contingent Event.” FSP SFAS 123(R)-4 addresses the classification of options and similar instruments issued as employee compensation that allow for cash settlement upon the occurrence of a contingent event and amends paragraphs 32 and A229 of SFAS No. 123(R). The Company was required to apply the guidance in FSP SFAS 123(R)-4 in the quarterly period ended June 30, 2006. Such adoption of FSP SFAS 123(R)-4 did not impact the Company’s consolidated financial statements included in this report.

In November 2005, the FASB issued FSP No. SFAS 123(R)-3, “Transition Election Related to Accounting for the Tax Effects of Share-Based Payment Awards,” which allows an entity up to one year from the later of its initial adoption of SFAS No. 123(R) or the effective date of FSP SFAS 123(R)-3 to evaluate its available transition alternatives in calculating the pool of excess tax benefits available to absorb tax deficiencies recognized subsequent to the adoption of SFAS No. 123 for recognition purposes (the “APIC pool”) and to make its one-time election. The available transition alternatives allow an entity to elect either the transition guidance in paragraph 81 of SFAS No. 123(R) or the alternative transition method described in FSP SFAS 123(R)-3, which comprises (a) a computational component that establishes a beginning balance of the APIC pool related to the employee compensation and (b) a simplified method to determine the subsequent impact on the APIC pool of employee awards that are fully vested and outstanding upon the adoption of SFAS No. 123(R). Management of the Company is in the process of evaluating its available transition alternatives and the Company will make its one-time election prior to March 31, 2007.

4.  LONG-TERM DEBT

Long-term debt of the Company, including the Convertible Subordinated Note payable to Astoria Capital Partners, L.P. (“Astoria”), the Company’s controlling stockholder, as of June 30, 2006 and March 31, 2006, is as follows (in thousands):

	June 30,	March 31,
	2006	2006
Subordinated convertible note payable to Astoria	$23,066	$22,785
Plus accrued interest	288	281
Less unamortized discount	(153)	(173)
Total long-term debt	$23,201	$22,893

5.  STOCKHOLDERS’ EQUITY

Basic loss per share is computed using the net loss and the weighted average number of common shares outstanding during the period. Diluted loss per share is computed using the net loss and the weighted average number of common shares and dilutive potential common shares outstanding during the period when the potential common shares are not anti-dilutive. Potential dilutive common shares include outstanding stock options and warrants, convertible debt, and convertible preferred stock. There were outstanding options to purchase 4,714,835 shares of the Company’s common stock with exercise prices ranging from $0.75 to $17.00 per share as of June 30, 2006.  There were outstanding options to purchase 4,058,646 shares of the Company’s common stock with exercise prices ranging from $0.75 to $33.13 per share as of June 30, 2005.  There were no outstanding warrants or convertible preferred stock as of June 30, 2006.  There were outstanding warrants to purchase 500,000 shares of the Company’s common stock with an exercise price of $6.29 per share as of June 30, 2005.  There were 300,000 shares of preferred stock, which were convertible into 500,100 shares of common stock, outstanding at June 30, 2005.  There was convertible debt outstanding at June 30, 2006 and 2005, which is convertible into 4,613,200 and 4,389,556 shares of common stock, respectively.  The effects of these items were not included in the computation of diluted earnings per share because their effect would have been anti-dilutive.

The change in accumulated other comprehensive income during the three-month periods ended June 30, 2006 and 2005 is the result of the effect of foreign exchange rate changes. The following table reconciles net loss as reported with total comprehensive loss (in thousands):

	Three Months ended
	June 30,
	2006	2005
Net loss reported	$(1,092)	$(163)
Translation adjustments—net	161	(71)
Total comprehensive loss	$(931)	$(234)

6.  BUSINESS SEGMENT

The Company operates in one reportable segment. International operations consist primarily of foreign sales offices selling software developed in the United States of America combined with local maintenance revenue. The following table summarizes consolidated financial information of the Company’s operations by geographic location (in thousands):

	North
	America	Europe	Total
As of and for Three Months Ended June 30, 2006
Net revenues	$3,251	$1,421	$4,672
Long lived assets	$27,209	$871	$28,080
As of and for Three Months Ended June 30, 2005
Net revenues	$3,680	$1,613	$5,293
Long lived assets	$27,781	$201	$27,982

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

	Three Months Ended
	June 30,
	2006	2005
Net revenues
Databases	$3,325	$4,200
RAD Tools	1,347	1,093
Total net revenues	$4,672	$5,293

7.  COMMITMENTS AND CONTINGENCIES

The Company is subject from time to time to litigation, claims and suits arising in the ordinary course of business.  As of June 30, 2006, the Company was not a party to any known material litigation, claim or suit.

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

ITEM 2.  MANAGEMENT’S DISCUSSION AND ANALYSIS OR PLAN OF OPERATION

This Form 10-QSB contains forward-looking statements within the meaning of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended (the “Exchange Act”). These statements may generally be identified by the use of such words as “expect,” “anticipate,” “believe,” “intend,” “plan,” “will,” or “shall,” or the negative of those terms. We have based these forward-looking statements on our current expectations and projections about future events. Forward-looking statements involve certain risks and uncertainties and actual results may differ materially from those discussed in any such statement. Factors that could cause actual results to differ materially from such forward-looking statements include the risks described under the heading “Risk Factors” in Item 2 of this Form 10-QSB and elsewhere in this Form 10-QSB. The forward-looking statements contained in this Form 10-QSB include, but are not limited to statements about the following: (1) our future success, (2) our research and development efforts, (3) our future operating results and cash flow, (4) our competitive ability and position, (5) the markets in which we operate, (6) our revenue, (7) cost of license revenue and cost of service revenue, (8) our selling and marketing costs, (9) our research and development costs, (10) our general and administrative costs, (11) stock-based compensation expense and the impact of adopting SFAS No. 123(R), (12) the possibility that we may seek to take advantage of opportunities in the equity and capital markets  (13) our belief that our existing cash balances combined with our cash flow from operating activities will be sufficient to meet our operating and capital expenditure requirements for the remainder of the fiscal year ending March 31, 2007 and through the foreseeable future, (14) our belief that our credit facility is not required for liquidity purposes or to meet our cash flow needs for the foreseeable future and (15) our focus on the continued development and enhancement of the TigerLogic XDMS product line, identification of new and emerging application areas and discussions with channel partners for the sale and distribution of the TigerLogic product line. All forward-looking statements in this document are made as of the date hereof, based on information available to us as of the date hereof, and we assume no obligation to update any forward-looking statement.

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

Sales and Distribution

In the United States, we sell our products through established distribution channels consisting of OEMs, system integrators, specialized vertical application software developers and consulting organizations. We also sell our products directly through our sales personnel to end user organizations. Outside the United States, we maintain direct sales offices in the United Kingdom, France and Germany. Approximately 30% of our revenue came from sales through our offices located outside the United States for the three months ended June 30, 2006 and 2005.

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

•       Corporate Information Technology (“IT”) Departments.

For each of the three-months ended June 30, 2006 and 2005, no single customer accounted for more than 10% of our revenue.

Research and Development

We have devoted significant resources to the research and development of our products and technology. We believe that our future success will depend largely on a strong development effort with respect to both our existing and new products. These development efforts have resulted in updates and upgrades to existing MDMS and RAD products and the launch of new products including the XDMS product line. New product releases in all of our product lines are currently in progress. We expect to continue our research and development efforts in all product lines for the foreseeable future. We intend for these efforts to improve our future operating results and increase cash flow. However, such efforts may not result in additional new products or revenue, and we can make no assurances that the recently announced products or future products will be successful. We spent $2.6 million and $2.2 million on research and development for the three months ended June 30, 2006, and 2005, respectively.

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

Intellectual Property and Other Proprietary Rights

We rely primarily on a combination of trade secret, copyright and trademark laws and contractual provisions to protect our intellectual property and proprietary rights. Our trademarks include Raining Data, Pick, TigerLogic, D3, Omnis, Omnis Studio, mvEnterprise, mvBase, and mvDesigner, among others. We also have one pending U.S. patent application as of June 30, 2006.

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

Employees

At June 30, 2006, we had 133 employees worldwide of which 100 were in the United States and 33 were in our international offices. Of the 133 employees, 128 are full-time and approximately 47% are in research and development, 15% in technical support, 23% in sales and marketing and 15% in general and administrative functions.

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

Results of Operations

The following table sets forth certain Condensed Consolidated Statement of Operations data in total dollars, as a percentage of total net revenues and as a percentage change from the same period in the prior year.  Cost of license revenues and cost of service revenues are expressed as a percentage of the related revenues. This information should be read in conjunction with the Condensed Consolidated Financial Statements included elsewhere in this Form 10-QSB.

	Three Months Ended			Three Months Ended
	June 30, 2006			June 30, 2005

		% of Net	Percent		% of Net
	Results	Revenues	Change	Results	Revenues
Net revenues
Licenses	$1,654	35.4%	(28.4)%	$2,311	43.7%
Services	3,018	64.6%	1.2%	2,982	56.3%
Total net revenues	4,672	100.0%	(11.7)%	5,293	100.0%
Operating expense
Cost of license revenues (as a % of license revenues)	21	1.3%	(67.2)%	64	2.8%
Cost of service revenues (as a % of service revenues)	653	21.6%	5.3%	620	20.8%
Selling and marketing	1,456	31.2%	9.6%	1,329	25.1%
Research and development	2,646	56.6%	17.9%	2,244	42.4%
General and administrative	806	17.3%	(10.5)%	901	17.0%
Total operating expenses	5,582	119.5%	8.2%	5,158	97.4%
Operating income (loss)	(910)	(19.5)%	(774.1)%	135	2.6%
Other expense-net	(201)	(4.3)%	(32.6)%	(298)	(5.6)%
Loss before income taxes	(1,111)	(23.8)%	581.6%	(163)	(3.1)%
Provision for income taxes	(19)	(0.4)%	(100.0)%	—	—
Net loss	$(1,092)	(23.4)%	569.9%	$(163)	(3.1)%

REVENUE

NET REVENUE. Our revenue is derived principally from two sources: fees from software licensing and fees for services, including maintenance, consulting, training and technical support. We license our software on a per-CPU, per-server, per-port or per-user basis. Therefore, the addition of CPU’s, servers, ports or users to existing systems increases our revenue from our installed base of licenses. We view the MDMS and RAD markets in which we operate to be relatively stable and consistent from period to period and anticipate that our revenue on an annual basis from those products will remain stable for the foreseeable future. Fluctuations in revenue between quarters or year-to-year are primarily the result of the timing of orders and customer ordering patterns. We do not view the decrease in year-to-year revenues for the three-month periods ended June 30, 2006 and 2005 to be representative of immediate market trends. In the longer term, we expect that the MDMS and RAD markets will eventually contract as customers adopt newer technologies, and, therefore, the revenue generated from sales of our MDMS and RAD products is expected to decrease.

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

OPERATING EXPENSES

COST OF LICENSE REVENUE. Cost of license revenue is comprised of direct costs associated with software license sales including software packaging, documentation, physical media costs and royalties. Cost of license revenue remained relatively consistent in the three-month period ended June 30, 2006 as compared to the same period in the prior year. We anticipate that the cost of license revenue, as a percentage of license revenue and in absolute dollars, will be relatively stable in future periods.

COST OF SERVICE REVENUE. Cost of service revenue includes primarily personnel costs relating to providing consulting, technical support and training services.  Cost of service revenue remained relatively consistent for the three-month period ended June 30, 2006 as compared to the same period in the prior year.  We anticipate that the cost of service revenue, as a percentage of service revenue and in absolute dollars, will be relatively stable in future periods.

OPERATING EXPENSES

SELLING AND MARKETING. Selling and marketing expense consists primarily of salaries, benefits, advertising, tradeshows, travel and overhead costs for our sales and marketing personnel. The increase in selling and marketing expense in the three-month period ended June 30, 2006 as compared to the same period in the prior year was mainly due to the adoption of SFAS No. 123(R) pursuant to which stock option compensation is required to be recorded as an expense. We anticipate that selling and marketing costs related to XDMS products may increase as we further develop the sales channel for these products and if customer acceptance of these products increases. In addition, if our continued research and development efforts are successful, including with respect to our XDMS products, and new products or services are created, we may incur increased sales and marketing expense to promote those new products in future periods.

RESEARCH AND DEVELOPMENT. Research and development expense consists primarily of salaries and other personnel-related expenses and overhead costs for engineering personnel, including employees in the US and the UK and contractors in the US and India. In the three-month period ended June 30, 2006, spending related to our development efforts increased as certain of our new products reached general or production release and we continued to refine and add certain features and functionality to these products. The majority of these costs have been personnel-related as we have hired employees and contractors in association with the ongoing development and enhancement of our product lines. Research and development expense also increased in the three-month period ended June 30, 2006 due to the adoption of SFAS No. 123(R) pursuant to which stock option compensation is required to be recorded as an expense. We are committed to our research and development efforts and expect research and development expense will remain at the current level in future periods or increase if we believe that additional spending is warranted. Such efforts may not result in additional new products and any new products, including the XDMS products, may not generate sufficient revenue, if any, to offset the research and development expense.

GENERAL AND ADMINISTRATIVE. General and administrative expense consists primarily of costs associated with our finance, human resources, legal and other administrative functions. These costs consist principally of salaries and other personnel-related expenses, professional fees, depreciation and overhead costs. General and administrative spending remained relatively consistent in the three-month period ended June 30, 2006 as compared to the same period in the prior year. The increase to general and administrative expense in the three-month period ended June 30, 2006 due to the adoption of SFAS No. 123(R) pursuant to which stock option compensation is required to be recorded as an expense, was offset by decreases to other general and administrative expenses. We anticipate that general and administrative costs as a percentage of revenue and in absolute dollars will remain relatively stable during fiscal 2007.

OTHER EXPENSE. Other expense consists primarily of net interest expense and, to a much lesser extent, gains and losses on foreign currency transactions. Other expense remained relatively consistent during the three-month period ended June 30, 2006 as compared to the three-month period ended June 30, 2005.  Due to the uncertainty in exchange rates, we may experience transaction gains or losses in future periods, the effect of which cannot be determined at this time.

PROVISION FOR INCOME TAXES.   Our effective tax rate was 1.7% for the three months ended June 30, 2006. The provision for income taxes reflects the tax on earnings from foreign subsidiaries. The Company is able to reduce the current tax liability at foreign subsidiaries with net operating loss carryforwards. However, certain carryforwards were acquired in our 2000 acquisition. Therefore, the benefit realized from utilizing those net operating loss carryforwards reduced goodwill instead of income tax expense. Due to uncertainties surrounding the timing of realizing the benefits of the net operating loss carryforwards in the future, the Company has established a full valuation allowance against its net deferred tax assets.

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

At June 30, 2006, we had $10.0 million in cash. We believe that our existing cash balances combined with our cash flow from operating activities will be sufficient to meet our operating and capital expenditure requirements for the remainder of the fiscal year ending March 31, 2007 and through the foreseeable future. We are committed to research and development efforts that are intended to allow us to penetrate new markets and generate new sources of revenue and improve operating results. However, our research and development efforts have required, and will continue to require, cash outlays without the immediate or short-term receipt of related revenue. Our ability to service our long-term debt and meet our expenditure requirements is dependent upon our future financial performance, which will be affected by, among other things, prevailing economic conditions, our ability to penetrate new markets and attract new customers, market acceptance of our new and existing products and services, the success of research and development efforts and other factors beyond our control.

On February 11, 2004, we entered into a two year credit facility with Silicon Valley Bank which provided us with the ability to borrow up to $1.5 million at an annual interest rate of Prime plus 1.0%, provided that the annual interest rate shall never be less than 5%. We renewed this credit facility on February 11, 2006. The credit facility is collateralized by our assets and expires in February 2008. The credit facility contains financial and reporting covenants that require us to maintain certain financial ratios only when we have outstanding borrowings on the line. There were no outstanding borrowings at June 30, 2006. Upon expiration of the term of this facility we will assess our credit and liquidity needs in relation to market factors. However, we believe that the facility is not required for liquidity purposes or to meet our cash flow needs for the foreseeable future.

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

We had no material commitments for capital expenditures at June 30, 2006.

Net cash used in operating activities was $0.8 million and $0.2 million for the three-month periods ended June 30, 2006 and 2005, respectively.

Our earnings before interest, taxes, depreciation and amortization (EBITDA) was ($0.6 million), or 13% of total net revenue, for the three-month period ended June 30, 2006, and $0.2 million, or 4% of total net revenue, for the three-month period ended June 30, 2005. The reduction in EBITDA was a result of the increased spending for research and development. EBITDA is defined as net loss with an add-back for depreciation and amortization, non-cash stock-based compensation expense, interest expense, other income and income taxes. The following table reconciles EBITDA to the reported net loss:

RECONCILIATION OF EBITDA TO NET LOSS

	Three months
	ended June 30,
	2006	2005
In $000’s
Reported net loss	$(1,092)	$(163)
Depreciation and amortization	75	82
Stock-based compensation	211	6
Interest expense-net	223	247
Other (income) expense-net	(22)	51
Benefit from income tax	(19)	—
EBITDA	$(624)	$223

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

Our EBITDA financial information is also comparable to net cash used in operating activities. The table below reconciles EBITDA to the GAAP disclosure of net cash used in operating activities:

RECONCILIATION OF EBITDA TO NET CASH USED IN OPERATING ACTIVITIES

	Three months
	ended June 30,
	2006	2005
In $000’s
Net cash used in operating activities	$(800)	$(176)
Interest expense-net	223	247
Other (income) expense-net	(22)	51
Change in accounts receivable	(217)	129
Change in other assets	112	(24)
Change in accounts payable	111	217
Change in accrued liabilities	341	(125)
Change in deferred revenue	(351)	(75)
Note payable discount amortization	(21)	(21)
EBITDA	$(624)	$223

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

THE CONCENTRATION OF OUR STOCK OWNERSHIP AND THE DEBT OWED TO ASTORIA GIVE CERTAIN STOCKHOLDERS SIGNIFICANT CONTROL OVER OUR BUSINESS.

As of June 30, 2006, Astoria beneficially owned approximately 58% of our outstanding common stock. In addition, as of June 30, 2006, the Convertible Subordinated Note issued to Astoria had a balance of approximately $23.2 million in principal and accrued interest maturing on May 30, 2008. Richard W. Koe, Chairman of the Board of Directors, serves as the Managing General Partner for Astoria Capital Management, which is a general partner of Astoria. Carlton H. Baab, our President, Chief Executive Officer, and Director, served as a Managing Principal of Astoria Capital Management until taking a formal leave of absence to join us in August 2001. This concentration of stock ownership, together with the outstanding debt, would allow Astoria, acting alone, to block any actions that require approval of our stockholders, including the election of members to the Board of Directors and the approval of significant corporate transactions. Moreover, this concentration of ownership may delay or prevent a change in control.

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

THE INABILITY TO PROTECT OUR INTELLECTUAL PROPERTY COULD HARM OUR ABILITY TO COMPETE.

Our ability to compete successfully will depend, in part, on our ability to protect our proprietary technology and operations without infringing upon the rights of others. We may fail to do so. In addition, the laws of certain countries in which our products are, or may be, licensed may not protect our proprietary rights to the same extent as the laws of the United States. We rely primarily on a combination of trade secret, copyright and trademark laws and contractual provisions to protect our intellectual property and proprietary rights. Our trademarks include Raining Data, Pick, D3, Omnis, Omnis Studio, mvEnterprise, mvBase, mvDesigner and TigerLogic, among others. We also have one pending U.S. patent application as of June 30, 2006. In addition to trademark and copyright protections, we license our products to end users on a “right to use” basis pursuant to a perpetual license agreement that restricts use of products to a specified number of users.

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

As of June 30, 2006, we had 20,687,726 outstanding shares of common stock, of which approximately 9,700,000 shares were restricted securities held by Astoria and other holders. Restricted securities may be sold in the public market only if they are registered or if they qualify for an exemption from registration promulgated under the Securities Act of 1933, as amended. At present, all of our outstanding restricted securities are either entitled to registration rights or eligible for public sale under Rule 144, subject to volume limitations and other requirements of Rule 144. If Astoria or other holders decide to exercise their demand registration rights, we would incur costs and expenses associated with the registration of securities.

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

OUR GLOBAL OPERATIONS EXPOSE US TO ADDITIONAL RISKS AND CHALLENGES ASSOCIATED WITH CONDUCTING BUSINESS INTERNATIONALLY.

We operate on a global basis with offices or distributors in Europe, Africa, Asia, Latin America, South America, Australia and North America and development efforts in North America, India and Europe. Approximately 30% of our revenue for the three months ended June 30, 2006 was generated from our international offices. We face several risks inherent in conducting business internationally, including but not limited to the following:

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

Changes in Internal Controls over Financial Reporting

There was no change in our internal control over financial reporting that occurred during our last fiscal quarter that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

PART II. OTHER INFORMATION

ITEM 1.  LEGAL PROCEEDINGS

We are subject from time to time to claims and suits arising in the ordinary course of business.  As of June 30, 2006, we were not a party to any material litigation, claim or suit.

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

Date: August 14, 2006	RAINING DATA CORPORATION

/s/ Thomas Lim
Thomas Lim
Chief Financial Officer and Duly Authorized Officer

EXHIBIT INDEX

31.1	Certification of Chief Executive Officer
31.2	Certification of Chief Financial Officer
32.1	Certification of Chief Executive Officer and Chief Financial Officer Pursuant to 18 U.S.C. 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.