Form 10QSB
period 2006-09-30
RAINING DATA CORP
filed 2006-11-14
CIK 820738

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-QSB

(Mark One)
☒	Quarterly Report under Section 13 or 15(d) of the Securities Exchange Act of 1934

For the quarterly period ended September 30, 2006

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

As of September 30, 2006, there were  21,133,250  shares of registrant’s Common Stock, $.10 par value, outstanding.

Transitional Small Business Disclosure Format (Check one): Yes ☐  No ☒

RAINING DATA CORPORATION
INDEX

PART I.  FINANCIAL INFORMATION

ITEM 1.  FINANCIAL STATEMENTS

RAINING DATA CORPORATION AND SUBSIDIARIES

UNAUDITED CONDENSED CONSOLIDATED BALANCE SHEETS

	September 30, 2006	March 31, 2006
	(In thousands)
ASSETS

Current assets
Cash and cash equivalents	$10,589	$10,789
Trade accounts receivable, less allowance for doubtful accounts of $223 and $182	1,868	2,019
Other current assets	458	355
Total current assets	12,915	13,163

Property, furniture and equipment-net	1,082	1,055
Goodwill	26,805	26,845
Other assets	99	96
Total assets	$40,901	$41,159

LIABILITIES AND STOCKHOLDERS’ EQUITY

Current liabilities
Accounts payable	$273	$399
Accrued liabilities	2,305	2,885
Deferred revenue	5,000	4,886
Total current liabilities	7,578	8,170
Long-term debt-net of discount	23,516	22,893
Total liabilities	31,094	31,063

Commitments and contingencies

Stockholders’ equity
Preferred stock	—	—
Common stock	2,113	2,064
Additional paid-in-capital	100,842	99,341
Accumulated other comprehensive income	1,318	1,234
Accumulated deficit	(94,466)	(92,543)
Total stockholders’ equity	9,807	10,096

Total liabilities and stockholders’ equity	$40,901	$41,159

See accompanying notes to the unaudited condensed consolidated financial statements.

RAINING DATA CORPORATION AND SUBSIDIARIES

UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(In thousands, except per share amounts)

	Three Months Ended September 30,		Six Months Ended September 30,
	2006	2005	2006	2005

Net revenues
Licenses	$1,686	$1,626	$3,340	$3,937
Services	2,910	2,983	5,928	5,965
Total net revenues	4,596	4,609	9,268	9,902
Operating expenses
Cost of license revenues	19	37	40	101
Cost of service revenues	488	583	1,141	1,203
Selling and marketing	1,361	1,257	2,817	2,586
Research and development	2,231	2,389	4,877	4,633
General and administrative	1,075	885	1,881	1,786
Total operating expenses	5,174	5,151	10,756	10,309
Operating loss	(578)	(542)	(1,488)	(407)
Other expense
Interest expense-net	(208)	(242)	(431)	(489)
Other income (expense)-net	14	(21)	36	(72)
Total other expense	(194)	(263)	(395)	(561)
Loss before income taxes	(772)	(805)	(1,883)	(968)
Provision for income taxes	59	—	40	—
Net loss	$(831)	$(805)	$(1,923)	$(968)

Basic and diluted net loss per share	$(0.04)	$(0.04)	$(0.09)	$(0.05)

Shares used in computing basic and diluted net loss per share	20,989	19,945	20,820	19,854

See accompanying notes to the unaudited condensed consolidated financial statements.

RAINING DATA CORPORATION AND SUBSIDIARIES

UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

	Six Months Ended September 30,
	2006	2005
	(In thousands)
Cash flows from operating activities:
Net loss	$(1,923)	$(968)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization of long-lived assets	154	147
Note payable discount amortization	41	41
Stock-based compensation expense	457	10
Income tax expense	40	—
Change in assets and liabilities:
Trade accounts receivable	391	408
Other current and non-current assets	(95)	(61)
Accounts payable	(133)	(149)
Accrued liabilities	(10)	418
Deferred revenue	(120)	(254)
Net cash used in operating activities	(1,198)	(408)

Cash flows used in investing activities – purchase of property, furniture and equipment	(140)	(290)

Cash flows from financing activities:
Proceeds from exercise of stock options and warrants	981	120
Proceeds from issuance of common stock	112	65
Net cash provided by financing activities	1,093	185

Effect of exchange rate changes on cash	45	(53)

Net decrease in cash and equivalents	(200)	(566)
Cash and equivalents at beginning of period	10,789	10,625
Cash and equivalents at end of period	$10,589	$10,059

Non-cash financing activities:
Issuance of payment-in-kind notes for accrued interest	$568	$540
Conversion of preferred stock to common stock		$300

See accompanying notes to the unaudited condensed consolidated financial statements.

RAINING DATA CORPORATION AND SUBSIDIARIES

NOTES TO THE UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
September 30, 2006

1.  INTERIM FINANCIAL STATEMENTS

The unaudited interim condensed consolidated financial information furnished herein reflects all adjustments, consisting only of normal recurring items, which in the opinion of management are necessary to fairly state Raining Data Corporation and its subsidiaries’ (the “Company”) consolidated financial position, the results of their operations and their cash flows for the dates and periods presented and to make such information presented not misleading. Certain information and footnote disclosures normally included in financial statements prepared in accordance with accounting principles generally accepted in the United States of America have been omitted pursuant to SEC rules and regulations; nevertheless, management of the Company believes that the disclosures herein are adequate to make the information presented not misleading. These condensed consolidated financial statements should be read in conjunction with the Company’s audited financial statements for the year ended March 31, 2006 contained in the Company’s Annual Report on Form 10-KSB. The results of operations for the three and six months ended September 30, 2006 are not necessarily indicative of results to be expected for any other interim period or the fiscal year ending March 31, 2007.

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

Effective April 1, 2006, the Company adopted the fair value recognition provisions of SFAS No. 123(R), “Share-Based Payment,” which is a revision of SFAS No. 123. SFAS No. 123(R) supersedes APB 25, and amends SFAS No. 95, “Statement of Cash Flows.” SFAS No. 123(R) generally requires share-based payments to employees, including grants of employee stock options and other equity awards, to be recognized in the statement of operations based on their fair values. In addition, SFAS No. 123(R) requires the benefits of tax deductions in excess of recognized compensation expense to be reported as a financing cash flow, rather than as an operating cash flow as prescribed under previous accounting rules. In its adoption, the Company elected to use the modified prospective method, under which compensation expense is recognized for all share-based awards granted after March 31, 2006 and for all awards granted to employees prior to April 1, 2006 that were unvested on the date of adoption, as adjusted for estimated forfeitures. Accordingly, prior period amounts have not been restated.

Additionally, under SFAS No. 123(R), the Company’s ESPP is considered a compensatory plan and requires recognition of compensation expense for purchases of common stock made under the ESPP.  The Company recognizes compensation expense for stock option and ESPP awards ratably over the vesting period and purchase period, respectively.

Determining Fair Value

Valuation Method - The Company estimates the fair value of stock options granted and ESPP purchase rights using the Black-Scholes option-pricing model and a single option award approach. Under this approach, the compensation expense for awards that have a graded vesting schedule is recognized on a straight-line basis over the requisite service period.

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

The Company estimated the fair value of its stock options and ESPP purchase rights using the Black-Scholes option-pricing model, by using the following assumptions for the six months ended September 30, 2006:

		ESPP
	Stock	purchase
	options	rights
Dividend yield	0%	0%
Expected volatility	62%	62%
Risk-free interest rate	4.7%	5.2%
Estimated life	6.1 Years	0.5 Years
Forfeiture rate	11%	0%

Total stock-based compensation expense included in the unaudited condensed consolidated statements of operations for the three and six months ended September 30, 2006 (in thousands) was as follows:

	Three months ended	Six months ended
	September 30, 2006

Operating expense:
Selling and marketing	$92	$182
Research and development	77	143
General and administrative	77	132
Total stock-based compensation expense	246	457
Income tax benefit	—	—
Net stock-based compensation expense	$246	$457

Stock options

Stock options are generally granted with an exercise price equal to the stock’s fair market value at the date of grant.  All options under the 1999 Plan have ten-year terms and generally vest ratably over a period of four years.  As of September 30, 2006, there were 1,086,556 shares available for future option grants under the 1999 Plan.

A summary of changes in common stock options is as follows:

	Number of Shares	Weighted Average Exercise Price	Weighted Average Remaining Contractual Term in Years	Aggregate Intrinsic Value

Options outstanding as of March 31, 2006	4,190,691	$2.75
Granted	760,000	$3.42
Exercised	(438,372)	$2.24
Forfeited	(144,107)	$2.86
Expired	(14,487)	$6.34
Options outstanding as of September 30, 2006	4,353,725	$2.90	6.5	$3,194,804
Vested and expected to vest at September 30, 2006	4,118,752	$2.89	6.3	$3,124,478
Exercisable at September 30, 2006	2,876,909	$2.82	5.1	$2,692,261

The aggregate intrinsic value in the table above represents the difference between the exercise price of the underlying awards and the quoted price of our common stock for the options that were in-the-money at September 30, 2006.  During the six months ended September 30, 2006, the aggregate intrinsic value of options exercised under the Company’s stock option plan was $805,852, determined as of the date of option exercise.  Weighted-average grant-date fair values of the options granted during the six months ended September 30, 2006 and 2005, were $2.10 and $2.00, respectively.

Employee Stock Purchase Plans

Under the ESPP, eligible employees may authorize payroll deductions of up to 10% of their regular base salary to purchase shares at the lower of 85% of the closing price of the Company’s common stock on the first or last day of the six-month purchase period. In the three months ended September 30, 2006, 50,302 shares of common stock were issued under the ESPP.  As of September 30, 2006, employee withholdings under the ESPP aggregated $33,921.

Pro-forma Disclosure under SFAS No. 123 for Periods prior to Fiscal 2006

The following table illustrates the effect on net loss and net loss per share as if we had applied the fair value recognition provisions of SFAS No. 123 to stock-based compensation during the three and six months ended September 30, 2005 (in thousands, except per share amounts):

	Three Months	Six Months
	Ended	Ended
	September 30, 2005

Net loss, as reported	$(805)	$(968)
Add:
Stock-based compensation expense included in reported net loss	4	10
Less:
Total stock-based employee compensation expense determined under fair value based methods for all awards, net of tax	(333)	(686)
Pro forma net loss	$(1,134)	$(1,644)
Basic and diluted loss per share
As reported	$(0.04)	$(0.05)
Pro forma	$(0.06)	$(0.09)

3.  RECENTLY ISSUED ACCOUNTING STANDARDS

In September 2006, the Securities and Exchange Commission issued Staff Accounting Bulletin (“SAB”) No. 108, “Considering the Effects of Prior Year Misstatements when Quantifying Misstatements in Current Year Financial Statements,” which becomes effective for interim period of the first fiscal year ending after November 15, 2006.  SAB No. 108 provides guidance on the consideration of the effects of prior period misstatements in quantifying current year misstatements for the purpose of a materiality assessment. SAB No. 108 requires an entity to evaluate the impact of correcting all misstatements, including both the carryover and reversing effects of prior year misstatements, on current year financial statements. If a misstatement is material to the current year financial statements, the prior year financial statements should also be corrected, even though such revision was, and continues to be, immaterial to the prior year financial statements. Correcting prior year financial statements for immaterial errors would not require previously filed reports to be amended. Such correction should be made in the current period filings. We are currently evaluating the impact of adopting SAB 108.

In September 2006, the Financial Accounting Standards Board (“FASB”)  issued SFAS No. 157, “Fair Value Measurement.” This statement defines fair value, establishes a framework for measuring fair value in generally accepted accounting principles, and expands disclosures about fair value measurements. It also applies under other accounting pronouncements that require or permit fair value measurement as a relevant attribute. SFAS No. 157 is effective for financial statements issued for fiscal years beginning after November 15, 2007, and all interim periods within that fiscal year. Management of the Company is evaluating the impact of this pronouncement on the Company’s consolidated results of operations and financial condition.

In June 2006, the FASB issued FASB Interpretation No. 48  (“FIN 48”), “Accounting for Uncertainty  in Income Taxes.”  This interpretation clarifies the accounting for uncertainty in income taxes recognized in an enterprise’s financial statements in accordance with FASB Statement No. 109, “Accounting for Incone Taxes.”  This interpretation prescribes a recognition threshold and measurement attribute for the financial statement recognition and measurement of a tax position taken or expected to be taken in a tax return. FIN 48 will become effective for the Company in fiscal year 2008. Management of the Company does not expect the impact of this pronouncement to be material on the Company’s consolidated results of operations and financial condition.

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

4.  LONG-TERM DEBT

Long-term debt of the Company, including the Convertible Subordinated Note payable to Astoria Capital Partners, L.P. (“Astoria”), the Company’s controlling stockholder, as of September 30, 2006 and March 31, 2006, is as follows (in thousands):

	September 30,	March 31,
	2006	2006
Subordinated convertible note payable to Astoria	$23,353	$22,785
Plus accrued interest	295	281
Less unamortized discount	(132)	(173)
Total long-term debt	$23,516	$22,893

5.  STOCKHOLDERS’ EQUITY

Basic loss per share is computed using the net loss and the weighted average number of common shares outstanding during the period. Diluted loss per share is computed using the net loss and the weighted average number of common shares and dilutive potential common shares outstanding during the period when the potential common shares are not anti-dilutive. Potential dilutive common shares include outstanding stock options and warrants, convertible debt, and convertible preferred stock. There were outstanding options to purchase 4,353,725 shares of the Company’s common stock with exercise prices ranging from $0.75 to $17.00 per share as of September 30, 2006.  There were outstanding options to purchase 4,389,990 shares of the Company’s common stock with exercise prices ranging from $0.75 to $33.13 per share as of September 30, 2005.  There were no outstanding warrants or convertible preferred stock as of September 30, 2006.  There were outstanding warrants to purchase 500,000 shares of the Company’s common stock with an exercise price of $6.29 per share as of September 30, 2005.  There were 300,000 shares of preferred stock, which were convertible into 500,100 shares of common stock, outstanding at September 30, 2005.  There was convertible debt outstanding at September 30, 2006 and 2005, which is convertible into 4,670,686 and 4,244,275 shares of common stock, respectively.  The effects of these items were not included in the computation of diluted earnings per share because their effect would have been anti-dilutive.

The change in accumulated other comprehensive income during the three and six month periods ended September 30, 2006 and 2005 is the result of the effect of foreign exchange rate changes. The following table reconciles net loss as reported with total comprehensive loss (in thousands):

	Three Months ended		Six Months ended
	September 30,		September 30,
	2006	2005	2006	2005
Net loss reported	$(831)	$(805)	$(1,923)	$(968)
Translation adjustments—net	(77)	(79)	84	(150)
Total comprehensive loss	$(908)	$(884)	$(1,839)	$(1,118)

6.  BUSINESS SEGMENT

The Company operates in one reportable segment. International operations consist primarily of foreign sales offices selling software developed in the United States of America combined with local maintenance revenue. The following table summarizes consolidated financial information of the Company’s operations by geographic location (in thousands):

	Three months ended September 30,		Six months ended September 30,
Net revenue	2006	2005	2006	2005

North America	$3,185	$3,319	$6,436	$6,999
Europe/Africa	1,411	1,290	2,832	2,903
Total	$4,596	$4,609	$9,268	$9,902

Long-lived assets	September 30, 2006	March 31, 2006	September 30, 2005

North America	$27,097	$27,170	$28,033
Europe/Africa	889	826	843
Total	$27,986	$27,996	$28,876

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

	Three months ended September 30,		Six months ended September 30,
Net revenue	2006	2005	2006	2005

Databases	$4,187	$4,172	$7,512	$8,371
RAD Tools	409	437	1,756	1,531
Total	$4,596	$4,609	$9,268	$9,902

7.  COMMITMENTS AND CONTINGENCIES

The Company is subject from time to time to litigation, claims and suits arising in the ordinary course of business.  As of September 30, 2006, the Company was not a party to any known material litigation, claim or suit.

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

Products

Our principal business is the design, development, sale and support of software infrastructure. Our products allow customers to create and enhance flexible software applications for their own needs, and our software may be categorized into three product lines: XML data management systems (“XDMS”), Multi-dimensional database management systems (“MDMS”), and Rapid Application Development (“RAD”) software tools.

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

Sales and Distribution

In the United States, we sell our products through established distribution channels consisting of OEMs, system integrators, specialized vertical application software developers and consulting organizations. We also sell our products directly through our sales personnel to end user organizations. Outside the United States, we maintain direct sales offices in the United Kingdom, France and Germany. Approximately 31% of our revenue came from sales through our offices located outside the United States for the three and six months ended September 30, 2006, compared to 28% and 29% for the same periods in 2005.

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

We license our software on a per-CPU, per-server, per-port or per-user basis. Therefore, the addition of CPU’s, servers, ports or users to existing systems increases our revenue from our installed base of licenses. In addition to software products, we provide continuing maintenance and other services to our customers including professional services, technical support and training to help plan, analyze, implement and maintain application software based on our products.

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

•       Corporate Information Technology (“IT”) Departments.

For each of the three and six months ended September 30, 2006 and 2005, no single customer accounted for more than 10% of our revenue.

Research and Development

We have devoted significant resources to the research and development of our products and technology. We believe that our future success will depend largely on a strong development effort with respect to both our existing and new products. These development efforts have resulted in updates and upgrades to existing MDMS and RAD products and the launch of new products including the XDMS product line. New product releases in all of our product lines are currently in progress. We expect to continue our research and development efforts in all product lines for the foreseeable future. We intend for these efforts to improve our future operating results and increase cash flow. However, such efforts may not result in additional new products or revenue, and we can make no assurances that the recently announced products or future products will be successful. We spent $2.2 million and $4.7 million on research and development (excluding SFAS No. 123(R) stock option expense) for the three and six months ended September 30, 2006, respectively, compared to  $2.4 million and $4.6 million for the three and six months ended September 30, 2005, respectively.

Competition

The application development tools software market is rapidly changing and intensely competitive. Our MDMS products compete with products developed by companies such as Oracle, Microsoft and IBM. Our RAD products currently encounter competition from several direct competitors including Microsoft, and competing development environments including JAVA. Competition is developing and evolving in the XML market for which our XDMS products are intended. Companies that do or are expected to compete in this market include Oracle, IBM, Microsoft and Sybase, as well as a number of smaller companies with products that directly and indirectly compete with our XDMS products. Most of our competitors have significantly more financial, technical, marketing and other resources than we do. As a result, these competitors may be able to respond more quickly to new or emerging technologies, evolving markets and changes in customer requirements, and may devote greater resources to the development, promotion and sale of their products.

We believe that our ability to compete in the various MDMS, RAD, and XDMS markets depends on factors both within and outside our control, including the timing of release, performance and price of new products developed by both us and our competitors. Although we believe that we currently compete favorably with respect to most of these factors, we may not be able to maintain our competitive position against current and potential competitors especially those with greater resources.

Intellectual Property and Other Proprietary Rights

We rely primarily on a combination of trade secret, copyright and trademark laws and contractual provisions to protect our intellectual property and proprietary rights. Our trademarks include Raining Data, Pick, TigerLogic, D3, Omnis, Omnis Studio, mvEnterprise, mvBase, and mvDesigner, among others. We also have one pending U.S. patent application as of September 30, 2006.

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

Employees

At September 30, 2006, we had 130 employees worldwide of which 97 were in the United States and 33 were in our international offices. Of the 130 employees, 124 are full-time and approximately 49% are in research and development, 15% in technical support, 22% in sales and marketing and 14% in general and administrative functions.

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

For contracts that require significant modification or customization to the software in accordance with customers’ specifications, we recognize revenue using the completed-contract method pursuant to the requirements of Statement of Position No. 81-1 “Accounting for Performance of Construction-Type and Certain Production-Type Contracts”.  Under this method, revenue and expenses are deferred until customer acceptance of the finished product occurs.  Additionally, arrangements that include services that are essential to the functionality of the software element require the application of contract accounting to the software and service elements included in the arrangement.

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

In accordance with Statement of Financial Accounting Standards No. 142, “Goodwill and Other Intangible Assets” (“SFAS No. 142”), we do not amortize goodwill, but test for goodwill impairment following a two-step process. The first step is used to identify potential impairment by comparing the fair value of a reporting unit with its net book value (or carrying amount), including goodwill. If the fair value exceeds the carrying amount, goodwill of the reporting unit is considered not impaired and the second step of the impairment test is unnecessary. If the carrying amount of a reporting unit exceeds its fair value, the second step of the goodwill impairment test is performed to measure the amount of impairment loss, if any. The second step of the goodwill impairment test compares the implied fair value of the reporting unit’s goodwill with the carrying amount of that goodwill. If the carrying amount of the reporting unit’s goodwill exceeds the implied fair value of that goodwill, an impairment loss is recognized in an amount equal to that excess. The implied fair value of goodwill is determined in the same manner as the amount of goodwill recognized in a business combination. That is, the fair value of the reporting unit is allocated to all of the assets and liabilities of that unit (including any unrecognized intangible assets) as if the reporting unit had been acquired in a business combination and the fair value of the reporting unit was the purchase price paid to acquire the reporting unit. Currently, we have one reporting unit for goodwill impairment testing.

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

	Three Months Ended			Three Months Ended		Six Months Ended			Six Months Ended
	September 30, 2006			September 30, 2005		September 30, 2006			September 30, 2005
	Results	% of Net Revenues	Percent Change	Results	% of Net Revenues	Results	% of Net Revenues	Percent Change	Results	% of Net Revenues
Net revenues
Licenses	$1,686	36.7%	3.7%	$1,626	35.3%	$3,340	36.0%	(15.2)%	$3,937	39.8%
Services	2,910	63.3%	(2.4)%	2,983	64.7%	5,928	64.0%	(0.6)%	5,965	60.2%
Total net revenues	4,596	100.0%	(0.3)%	4,609	100.0%	9,268	100.0%	(6.4)%	9,902	100.0%
Operating expense
Cost of revenues:
Cost of license revenues (as a % of license revenues)	19	1.1%	(48.6)%	37	2.3%	40	1.2%	(60.4)%	101	2.6%
Cost of service revenues (as a % of service revenues)	488	16.8%	(16.3)%	583	19.5%	1,141	19.2%	(5.2)%	1,203	20.2%
Selling and marketing	1,361	29.6%	8.3%	1,257	27.3%	2,817	30.4%	8.9%	2,586	26.1%
Research and development	2,231	48.5%	(6.6)%	2,389	51.8%	4,877	52.6%	5.3%	4,633	46.8%
General and administrative	1,075	23.4%	21.5%	885	19.2%	1,881	20.3%	5.3%	1,786	18.0%
Total operating expenses	5,174	112.6%	0.4%	5,151	111.8%	10,756	116.1%	4.3%	10,309	104.1%
Operating loss	(578)	(12.6)%	6.6%	(542)	(11.8)%	(1,488)	(16.1)%	265.6%	(407)	(4.1)%
Other expense	(194)	(4.2)%	(26.2)%	(263)	(5.7)%	(395)	(4.3)%	(29.6)%	(561)	(5.7)%
Loss before income taxes	(772)	(16.8)%	(4.1)%	(805)	(17.5)%	(1,883)	(20.3)%	94.5%	(968)	(9.8)%
Provision for income taxes	59	1.3%	100.0%	—	0.0%	40	0.4%	100.0%	—	0.0%
Net loss	$(831)	(18.1)%	3.3%	$(805)	(17.5)%	$(1,923)	(20.7)%	98.6%	$(968)	(9.8)%

REVENUE

NET REVENUE. Our revenue is derived principally from two sources: fees from software licensing and fees for services, including maintenance, consulting, training and technical support. We license our software on a per-CPU, per-server, per-port or per-user basis. Therefore, the addition of CPU’s, servers, ports or users to existing systems increases our revenue from our installed base of licenses. We view the MDMS and RAD markets in which we operate to be relatively stable and consistent from period to period and anticipate that our revenue on an annual basis from those products will remain stable for the foreseeable future. Fluctuations in revenue between quarters or year-to-year are primarily the result of the timing of orders and customer ordering patterns. We do not view the decrease in year-to-year revenues for the six month periods ended September 30, 2006 and 2005 to be representative of immediate market trends. In the longer term, we expect that the MDMS and RAD markets will eventually contract as customers adopt newer technologies, and, therefore, the revenue generated from sales of our MDMS and RAD products is expected to decrease.

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

OPERATING EXPENSES

COST OF LICENSE REVENUE. Cost of license revenue is comprised of direct costs associated with software license sales including software packaging, documentation, physical media costs and royalties. Cost of license revenue decreased  in the three and six month period ended September 30, 2006 as compared to the same periods in the prior year due to our effort of reducing costs.  We anticipate that the cost of license revenue, as a percentage of license revenue and in absolute dollars, will be relatively stable in future periods.

COST OF SERVICE REVENUE. Cost of service revenue includes primarily personnel costs relating to providing consulting, technical support and training services.  Cost of service revenue remained relatively consistent for three and six month period ended September 30, 2006 as compared to the same periods in the prior year.  We anticipate that the cost of service revenue, as a percentage of service revenue and in absolute dollars, will be relatively stable in future periods.

OPERATING EXPENSES

SELLING AND MARKETING. Selling and marketing expense consists primarily of salaries, benefits, advertising, tradeshows, travel and overhead costs for our sales and marketing personnel. The increase in selling and marketing expense in the three and six month period ended September 30, 2006 as compared to the same periods in the prior year was mainly due to the adoption of SFAS No. 123(R) pursuant to which stock option compensation is required to be recorded as an expense. We anticipate that selling and marketing costs related to XDMS products may increase as we further develop the sales channel for these products and if customer acceptance of these products increases. In addition, if our continued research and development efforts are successful, including with respect to our XDMS products, and new products or services are created, we may incur increased sales and marketing expense to promote those new products in future periods.

RESEARCH AND DEVELOPMENT. Research and development expense consists primarily of salaries and other personnel-related expenses and overhead costs for engineering personnel including employees in the US and the UK and contractors in the US and India. The decrease in research and development expense for the three months ended September 30, 2006 compared to the same period in prior year was due to a reduction in force occurred in the third quarter of fiscal year 2006, offset by expenses related to SFAS No. 123(R) for stock option compensation in the three months ended September 30, 2006.  The increase in research and development expense for the six month period ended September 30, 2006 as compared to the same period in prior year was due to increased consulting expense and stock option compensation expense.  We are committed to our research and development efforts and expect research and development expense will remain at the current level in future periods or increase if we believe that additional spending is warranted. Such efforts may not result in additional new products and any new products, including the XDMS products, may not generate sufficient revenue, if any, to offset the research and development expense.

GENERAL AND ADMINISTRATIVE. General and administrative expense consists primarily of costs associated with our finance, human resources, legal and other administrative functions. These costs consist principally of salaries and other personnel-related expenses, professional fees, depreciation and overhead costs. The increase to general and administrative expense in the three and six month period ended September 30, 2006, as compared to the same periods in prior year was mainly due to costs incurred relating to the restatement of our 10-KSB for the year ended March 31, 2005, and the adoption of SFAS No. 123(R) pursuant to which stock option compensation is required to be recorded as an expense, was offset by decreases to other general and administrative expenses. We anticipate that general and administrative costs as a percentage of revenue and in absolute dollars will remain relatively stable during fiscal 2007.

OTHER EXPENSE. Other expense consists primarily of net interest expense and, to a much lesser extent, gains and losses on foreign currency transactions. Decrease in other expense during three and six month period ended September 30, 2006, as compared to the same period in the prior year was due to higher interest income as a result of higher investment balance.  Due to the uncertainty in exchange rates, we may experience transaction gains or losses in future periods, the effect of which cannot be determined at this time.

PROVISION FOR INCOME TAXES.   Our effective tax rate was 7.6% and  2.1% for the three and six months ended September 30, 2006, respectively. The provision for income taxes reflects the tax on earnings from foreign subsidiaries. The Company is able to reduce the current tax liability at foreign subsidiaries with net operating loss carryforwards. However, certain carryforwards were acquired in our 2000 acquisition. Therefore, the benefit realized from utilizing those net operating loss carryforwards reduced goodwill instead of income tax expense. Due to uncertainties surrounding the timing of realizing the benefits of the net operating loss carryforwards in the future, the Company has established a full valuation allowance against its net deferred tax assets.

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

At September 30, 2006, we had $10.6 million in cash. We believe that our existing cash balances combined with our cash flow from operating activities will be sufficient to meet our operating and capital expenditure requirements for the remainder of the fiscal year ending March 31, 2007 and through the foreseeable future. We are committed to research and development efforts that are intended to allow us to penetrate new markets and generate new sources of revenue and improve operating results. However, our research and development efforts have required, and will continue to require, cash outlays without the immediate or short-term receipt of related revenue. Our ability to service our long-term debt and meet our expenditure requirements is dependent upon our future financial performance, which will be affected by, among other things, prevailing economic conditions, our ability to penetrate new markets and attract new customers, market acceptance of our new and existing products and services, the success of research and development efforts and other factors beyond our control.

On February 11, 2004, we entered into a two year credit facility with Silicon Valley Bank which provided us with the ability to borrow up to $1.5 million at an annual interest rate of Prime plus 1.0%, provided that the annual interest rate shall never be less than 5%. We renewed this credit facility on February 11, 2006. The credit facility is collateralized by our assets and expires in February 2008. The credit facility contains financial and reporting covenants that require us to maintain certain financial ratios only when we have outstanding borrowings on the line. There were no outstanding borrowings at September 30, 2006. Upon expiration of the term of this facility we will assess our credit and liquidity needs in relation to market factors. However, we believe that the facility is not required for liquidity purposes or to meet our cash flow needs for the foreseeable future.

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

We had no material commitments for capital expenditures at September 30, 2006.

Net cash used in operating activities was $1.2 million and $0.4 million for the six-month periods ended September 30, 2006 and 2005, respectively.  The increase in net cash used in operating activities is due to an increase in research and development expense coupled with higher audit expenses related to prior year’s financial restatements.  Cash used in investing decreased due to fewer purchases of equipment in the current year.  The increase in cash provided by financing activities is due to proceeds received from stock option exercises and employee’s ESPP purchases.

Our loss before interest, taxes, depreciation and amortization (EBITDA) was $0.3 million, or 6% of total net revenue for the three months ended September 30, 2006, and $0.9 million, or 9% of total net revenue for the six months ended September 30, 2006.  Our EBITDA was $0.5 million, or 10% of total net revenue for the three months ended September 30, 2005, and $0.3 million, or 3% of total net revenue for the six months ended September 30, 2005. The increase in EBITDA for the three months ended September 30, 2006 compared to the same period in prior year was a result of the company’s effort in reducing costs in the third quarter of fiscal year 2006.  The decrease in EBITDA for the six months ended September 30, 2006 compared to the same period in prior year was a result of the decreased license revenue and increased spending for research and development. EBITDA is defined as net loss with an add-back for depreciation and amortization, non-cash stock-based compensation expense, interest expense, other income and income taxes. The following table reconciles EBITDA to the reported net loss:

RECONCILIATION OF EBITDA TO NET LOSS

	Three Months Ended September 30,		Six Months Ended September 30,
In $000’s	2006	2005	2006	2005
Reported net loss	$(831)	$(805)	$(1,923)	$(968)
Depreciation and amortization	79	65	154	147
Stock-based compensation	246	4	457	10
Interest expense-net	208	242	431	489
Other expense (income)-net	(14)	21	(36)	72
Provision for income tax	59	—	40	—
EBITDA	$(253)	$(473)	$(877)	$(250)

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

Our EBITDA financial information is also comparable to net cash used in operating activities. The table below reconciles EBITDA to the GAAP disclosure of net cash used in operating activities:

RECONCILIATION OF EBITDA TO NET CASH USED IN OPERATING ACTIVITIES

	Six Months Ended September 30,
In $000’s	2006	2005
Net cash used in operating activities	$(1,198)	$(408)
Interest expense-net	431	489
Other expense (income)-net	(36)	72
Change in accounts receivable	(391)	(408)
Change in other assets	95	61
Change in accounts payable	133	149
Change in accrued liabilities	10	(418)
Change in deferred revenue	120	254
Note payable discount amortization	(41)	(41)

EBITDA	$(877)	$(250)

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

The application development tools software market is rapidly changing and intensely competitive. Our MDMS products compete with products developed by companies such as Oracle, Microsoft and IBM. Our RAD products currently encounter competition from several direct competitors, including Microsoft, and competing development environments, including JAVA. Competition is developing and evolving in the XML market for which our XDMS products are intended. Companies that do or are expected to compete in this market include Oracle, IBM, Microsoft and Sybase, as well as a number of smaller companies with products that directly and indirectly compete with our XDMS products. Additionally, as we expand our business, we expect to compete with a different group of companies including smaller, highly focused companies offering single products.

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

THE CONCENTRATION OF OUR STOCK OWNERSHIP AND THE DEBT OWED TO ASTORIA GIVE CERTAIN STOCKHOLDERS SIGNIFICANT CONTROL OVER OUR BUSINESS.

As of September 30, 2006, Astoria beneficially owned approximately 58% of our outstanding common stock. In addition, as of September 30, 2006, the Convertible Subordinated Note issued to Astoria had a balance of approximately $23.5 million in principal and accrued interest maturing on May 30, 2008. Richard W. Koe, Chairman of the Board of Directors, serves as the Managing General Partner for Astoria Capital Management, which is a general partner of Astoria. Carlton H. Baab, our President, Chief Executive Officer, and Director, served as a Managing Principal of Astoria Capital Management until taking a formal leave of absence to join us in August 2001. This concentration of stock ownership, together with the outstanding debt, would allow Astoria, acting alone, to block any actions that require approval of our stockholders, including the election of members to the Board of Directors and the approval of significant corporate transactions. Moreover, this concentration of ownership may delay or prevent a change in control.

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

THE INABILITY TO PROTECT OUR INTELLECTUAL PROPERTY COULD HARM OUR ABILITY TO COMPETE.

Our ability to compete successfully will depend, in part, on our ability to protect our proprietary technology and operations without infringing upon the rights of others. We may fail to do so. In addition, the laws of certain countries in which our products are, or may be, licensed may not protect our proprietary rights to the same extent as the laws of the United States. We rely primarily on a combination of trade secret, copyright and trademark laws and contractual provisions to protect our intellectual property and proprietary rights. Our trademarks include Raining Data, Pick, D3, Omnis, Omnis Studio, mvEnterprise, mvBase, mvDesigner and TigerLogic, among others. We also have one pending U.S. patent application as of September 30, 2006. In addition to trademark and copyright protections, we license our products to end users on a “right to use” basis pursuant to a perpetual license agreement that restricts use of products to a specified number of users.

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

As of  September 30, 2006, we had 21,133,250 outstanding shares of common stock, of which approximately 9,700,000 shares were restricted securities held by Astoria and other holders. Restricted securities may be sold in the public market only if they are registered or if they qualify for an exemption from registration promulgated under the Securities Act of 1933, as amended. At present, all of our outstanding restricted securities are either entitled to registration rights or eligible for public sale under Rule 144, subject to volume limitations and other requirements of Rule 144. If Astoria or other holders decide to exercise their demand registration rights, we would incur costs and expenses associated with the registration of securities.

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

OUR GLOBAL OPERATIONS EXPOSE US TO ADDITIONAL RISKS AND CHALLENGES ASSOCIATED WITH CONDUCTING BUSINESS INTERNATIONALLY.

We operate on a global basis with offices or distributors in Europe, Africa, Asia, Latin America, South America, Australia and North America and development efforts in North America, India and Europe. Approximately 31% of our revenue for the three and six months ended September 30, 2006 was generated from our international offices. We face several risks inherent in conducting business internationally, including but not limited to the following:

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

Changes in Internal Control over Financial Reporting

Management has committed resources to remediate the weaknesses in our internal controls that existed at March 31, 2006.  Management believes that these efforts have improved internal control over financial reporting. The following changes in our internal control over financial reporting that have materially affected our internal control over financial reporting were identified during the quarter ended September 30, 2006:

•  Engaged a more knowledgeable and experienced tax consulting firm with international expertise to perform tax review and calculations;

•  Assigned three employees to oversee revenue recognition of sales arrangements;

•  Implemented formal policies and procedures regarding revenue accounting;

•  Improved the documentation, communication and periodic reviews of our accounting policies with our foreign subsidiaries to help ensure conformity with U.S. generally accepted accounting principles;

•  Improved the review and reconciliations of certain key accounts; and

•  Increased analyses of account balances and fluctuations by local management and the corporate controller.

PART II. OTHER INFORMATION

ITEM 1.  LEGAL PROCEEDINGS

We are subject from time to time to claims and suits arising in the ordinary course of business.  As of September 30, 2006, we were not a party to any material litigation, claim or suit.

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

Date: November 14, 2006	RAINING DATA CORPORATION

/s/ Thomas Lim
Thomas Lim
Chief Financial Officer and Duly Authorized Officer

EXHIBIT INDEX

31.1	Certification of Chief Executive Officer
31.2	Certification of Chief Financial Officer
32.1	Certification of Chief Executive Officer and Chief Financial Officer Pursuant to 18 U.S.C. 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.