Form 10QSB
period 2006-12-31
RAINING DATA CORP
filed 2007-02-14
CIK 820738

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-QSB

(Mark One)
☒	Quarterly Report under Section 13 or 15(d) of the Securities Exchange Act of 1934

For the quarterly period ended December 31, 2006

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

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).        Yes ☐   No ☒

As of December 31, 2006, there were  21,148,837  shares of registrant’s Common Stock, $.10 par value, outstanding.

Transitional Small Business Disclosure Format (Check one): Yes ☐  No ☒

RAINING DATA CORPORATION
INDEX

PART I.  FINANCIAL INFORMATION

ITEM 1.  FINANCIAL STATEMENTS

RAINING DATA CORPORATION AND SUBSIDIARIES
UNAUDITED CONDENSED CONSOLIDATED BALANCE SHEETS

	December 31, 2006	March 31, 2006
	(In thousands)
ASSETS

Current assets
Cash and cash equivalents	$10,532	$10,789
Trade accounts receivable, less allowance for doubtful accounts of $306 in 2006 and $182 in 2005	2,191	2,019
Other current assets	585	355
Total current assets	13,308	13,163

Property, furniture and equipment-net	1,030	1,055
Goodwill	26,788	26,845
Other assets	101	96
Total assets	$41,227	$41,159

LIABILITIES AND STOCKHOLDERS’ EQUITY

Current liabilities
Accounts payable	$230	$399
Accrued liabilities	2,409	2,885
Deferred revenue	5,005	4,886
Total current liabilities	7,644	8,170
Long-term debt-net of discount	23,835	22,893
Total liabilities	31,479	31,063

Commitments and contingencies

Stockholders’ equity
Preferred stock	—	—
Common stock	2,115	2,064
Additional paid-in-capital	101,102	99,341
Accumulated other comprehensive income	1,418	1,234
Accumulated deficit	(94,887)	(92,543)
Total stockholders’ equity	9,748	10,096

Total liabilities and stockholders’ equity	$41,227	$41,159

See accompanying notes to the unaudited condensed consolidated financial statements.

RAINING DATA CORPORATION AND SUBSIDIARIES

UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(In thousands, except per share amounts)

	Three Months Ended December 31,		Nine Months Ended December 31,
	2006	2005	2006	2005
Net revenues
Licenses	$1,793	$2,334	$5,133	$6,271
Services	2,983	2,965	8,911	8,930
Total net revenues	4,776	5,299	14,044	15,201
Operating expenses
Cost of license revenues	28	27	68	78
Cost of service revenues	442	542	1,583	1,745
Selling and marketing	1,387	1,337	4,204	3,923
Research and development	2,175	2,429	7,052	7,062
General and administrative	962	986	2,843	2,823
Total operating expenses	4,994	5,321	15,750	15,631
Operating loss	(218)	(22)	(1,706)	(430)
Other expense
Interest expense-net	(205)	(239)	(636)	(728)
Other (expense) income-net	19	(7)	55	(79)
Total other expense	(186)	(246)	(581)	(807)
Loss before income taxes	(404)	(268)	(2,287)	(1,237)
Provision for income taxes	17	—	57	—
Net loss	$(421)	$(268)	$(2,344)	$(1,237)

Basic and diluted net loss per share	$(0.02)	$(0.01)	$(0.11)	$(0.06)

Shares used in computing basic and diluted net loss per share	21,142	20,485	20,928	20,065

See accompanying notes to the unaudited condensed consolidated financial statements.

RAINING DATA CORPORATION AND SUBSIDIARIES
UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

	Nine Months Ended December 31,
	2006	2005
	(In thousands)
Cash flows from operating activities:
Net loss	$(2,344)	$(1,237)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization of long-lived assets	232	206
Provision for bad debt	105	33
Note payable discount amortization	62	62
Stock-based compensation expense	695	10
Income tax expense	57	—
Change in assets and liabilities:
Trade accounts receivable	(299)	(392)
Other current and non-current assets	(218)	(23)
Accounts payable	(182)	(317)
Accrued liabilities	328	869
Deferred revenue	243	(396)
Net cash used in operating activities	(1,321)	(1,185)

Cash flows used in investing activities-purchase of property, furniture and equipment	(139)	(421)

Cash flows from financing activities:
Proceeds from exercise of stock options and warrants	1,005	716
Proceeds from issuance of common stock	112	65
Net cash provided by financing activities	1,117	781

Effect of exchange rate changes on cash	86	(66)

Net decrease in cash and cash equivalents	(257)	(891)
Cash and cash equivalents at beginning of period	10,789	10,625
Cash and cash equivalents at end of period	$10,532	$9,734

Non-cash financing activities:
Accrued interest added to long-term debt	$863	$821
Conversion of preferred stock to common stock	—	$300

See accompanying notes to the unaudited condensed consolidated financial statements.

RAINING DATA CORPORATION AND SUBSIDIARIES

NOTES TO THE UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
December 31, 2006

1.  INTERIM FINANCIAL STATEMENTS

The unaudited interim condensed consolidated financial information furnished herein reflects all adjustments, consisting only of normal recurring items, which in the opinion of management are necessary to fairly state the consolidated financial position of Raining Data Corporation and its subsidiaries (collectively, the “Company”), the results of the operations and the cash flows for the dates and periods presented and to make such information presented not misleading. Certain information and footnote disclosures normally included in financial statements prepared in accordance with accounting principles generally accepted in the United States of America have been omitted pursuant to SEC rules and regulations; nevertheless, management of the Company believes that the disclosures herein are adequate to make the information presented not misleading. These condensed consolidated financial statements should be read in conjunction with the Company’s audited financial statements for the year ended March 31, 2006, contained in the Company’s Annual Report on Form 10-KSB. The results of operations for the three and nine months ended December 31, 2006, are not necessarily indicative of results to be expected for any other interim period or the fiscal year ending March 31, 2007.

Certain amounts in the prior period’s consolidated financial statements have been reclassified to be consistent with the current year presentation.

2.  STOCK-BASED COMPENSATION

The Company has a stock option plan (“1999 Plan”) that provides for the granting of stock options, restricted stock and restricted stock units to directors, employees and consultants.  The Company also has an Employee Stock Purchase Plan (“ESPP”) which allows employees to purchase the Company’s common stock at at discount.  A total of  7.1 million shares of common stock have been authorized for issuance under the 1999 plan.

Adoption of SFAS No. 123(R)

Prior to April 1, 2006, the Company’s stock-based compensation plans were accounted for in accordance with Accounting Principles Board Opinion No. 25 (“APB No. 25”), “Accounting for Stock Issued to Employees,” by applying the intrinsic value method to account for employee fixed stock-based awards.  Under this method, deferred stock-based compensation is recorded on the date of grant only if the current market price of the underlying stock exceeds the exercise price.  Deferred stock-based compensation is then amortized using the straight-line method over the vesting term of the underlying option.  Additionally, the ESPP qualified as a non-compensatory plan under APB 25; therefore, no compensation cost was recorded in relation to the discount offered to employees for purchases made under the ESPP.  The Company disclosed pro forma net income (loss) and earnings (loss) per share as if compensation for its stock options were determined based on the estimated fair value at the grant date in accordance with Statement of Financial Accounting Standards (“SFAS”) No. 123, “Accounting for Stock-Based Compensation”.

Effective April 1, 2006, the Company adopted the fair value recognition provisions of SFAS No. 123(R) (“SFAS No. 123 (R)”), “Share-Based Payment,” which is a revision of SFAS No. 123. SFAS No. 123(R) supersedes APB No. 25, and amends SFAS No. 95, “Statement of Cash Flows.” SFAS No. 123(R) generally requires share-based payments to employees, including grants of employee stock options and other equity awards, to be recognized in the statement of operations based on their fair values. In addition, SFAS No. 123(R) requires the benefits of tax deductions in excess of recognized compensation expense to be reported as a financing cash flow, rather than as an operating cash flow as prescribed under previous accounting rules. In its adoption, the Company elected to use the modified prospective method, under which compensation expense is recognized for all share-based awards granted after March 31, 2006 and for all awards granted to employees prior to April 1, 2006, that were unvested on the date of adoption, as adjusted for estimated forfeitures. Accordingly, prior period amounts have not been restated.

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

Risk-Free Interest Rate - The risk-free interest rate used in the Black-Scholes valuation method is based on the yield currently available on U.S. Treasury securities with an equivalent remaining term.

Expected Dividend - No dividends are expected to be paid.

Estimated Forfeitures - When estimating forfeitures, the Company considers voluntary termination behavior as well as analysis of actual option forfeitures.

The Company estimated the fair value of its stock options and ESPP purchase rights using the Black-Scholes option-pricing model, by using the following assumptions for the nine months ended December 31, 2006:

		ESPP
	Stock	purchase
	options	rights
Dividend yield	0%	0%
Expected volatility	62%	55%
Risk-free interest rate	4.7%	4.9%
Estimated life	6.1 Years	0.5 Years
Forfeiture rate	11%	0%

Total stock-based compensation expense included in the unaudited condensed consolidated statements of operations for the three and nine months ended December 31, 2006 (in thousands) was as follows:

	Three months ended	Nine months ended
	December 31, 2006

Operating expense:
Selling and marketing	$93	$275
Research and development	69	212
General and administrative	76	208
Total stock-based compensation expense	238	695
Income tax benefit	—	—
Net stock-based compensation expense	$238	$695

Stock options

Stock options are generally granted with an exercise price equal to the stock’s fair market value at the date of grant.  All options under the 1999 Plan have ten-year terms and generally vest ratably over a period of four years.  As of December 31, 2006, there were 1,950,803 shares available for future option grants under the 1999 Plan.

A summary of changes in common stock options is as follows:

			Weighted
		Weighted	Average
		Average	Remaining	Aggregate
	Number of	Exercise	Contractual	Intrinsic
	Shares	Price	Term in Years	Value

Options outstanding as of March 31, 2006	4,190,691	$2.75
Granted	760,000	$3.42
Exercised	(453,959)	$2.21
Forfeited	(230,879)	$2.80
Expired	(127,174)	$4.44
Options outstanding as of December 31, 2006	4,138,679	$2.87	6.3	$4,977,024
Vested and expected to vest at December 31, 2006	3,951,665	$2.86	6.1	$4,836,245
Exercisable at December 31, 2006	2,815,359	$2.77	5.0	$3,918,101

The aggregate intrinsic value in the table above represents the difference between the exercise price of the underlying awards and the quoted price of our common stock for the options that were in-the-money at December 31, 2006.  During the nine months ended December 31, 2006, the aggregate intrinsic value of options exercised under the 1999 plan was $829,233, determined as of the date of option exercise.  Weighted-average grant-date fair values of the options granted during the nine months ended December 31, 2006 and 2005 were $2.10 and $2.04, respectively.

Employee Stock Purchase Plans

Under the ESPP, eligible employees may authorize payroll deductions of up to 10% of their regular base salary to purchase shares at the lower of 85% of the closing price of the Company’s common stock on the first or last day of the six-month purchase period. In the three months ended December 31, 2006, no shares of common stock were issued under the ESPP.  For the nine months end December 31, 2006, 50,302 shares of common stock were issued under the ESPP.  As of December 31, 2006, employee withholdings under the ESPP aggregated $76,493.

Pro-forma Disclosure under SFAS No. 123 for Periods prior to Fiscal 2006

The following table illustrates the effect on net loss and net loss per share as if we had applied the fair value recognition provisions of SFAS No. 123 to stock-based compensation during the three and nine months ended December 31, 2005 (in thousands, except per share amounts):

	Three Months Ended	Nine Months Ended
	December 31, 2005

Net loss, as reported	$(268)	$(1,237)
Add:
Stock-based compensation expense included in reported net loss	—	10
Less:
Total stock-based employee compensation expense determined under fair value based methods for all awards, net of tax	(303)	(981)
Pro forma net loss	$(571)	$(2,208)
Basic and diluted loss per share
As reported	$(0.01)	$(0.06)
Pro forma	$(0.03)	$(0.11)

3.  RECENTLY ISSUED ACCOUNTING STANDARDS

In September 2006, the Securities and Exchange Commission issued Staff Accounting Bulletin (“SAB”) No. 108, “Considering the Effects of Prior Year Misstatements when Quantifying Misstatements in Current Year Financial Statements,” which becomes effective for the first fiscal year ending after November 15, 2006.  SAB No. 108 provides guidance on the consideration of the effects of prior period misstatements in quantifying current year misstatements for the purpose of a materiality assessment. SAB No. 108 requires an entity to evaluate the impact of correcting all misstatements, including both the carryover and reversing effects of prior year misstatements, on current year financial statements. If a misstatement is material to the current year financial statements, the prior year financial statements should also be corrected, even though such revision was, and continues to be, immaterial to the prior year financial statements. Correcting prior year financial statements for immaterial errors would not require previously filed reports to be amended. Such corrections could be made in the current period filings. We are currently evaluating the impact of adopting SAB No. 108.

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

In June 2006, the FASB issued FASB Interpretation No. 48  (“FIN 48”), “Accounting for Uncertainty in Income Taxes.”  This interpretation clarifies the accounting for uncertainty in income taxes recognized in an enterprise’s financial statements in accordance with SFAS No. 109, “Accounting for Income Taxes.”  This interpretation prescribes a recognition threshold and measurement attribute for the financial statement recognition and measurement of a tax position taken or expected to be taken in a tax return. FIN 48 will become effective for the Company in fiscal year 2008. Management of the Company does not expect the impact of this pronouncement to be material on the Company’s consolidated results of operations and financial condition.

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

In November 2005, the FASB issued FSP SFAS 123(R)-3, “Transition Election Related to Accounting for the Tax Effects of Share-Based Payment Awards,”which allows an entity up to one year from the later of its initial adoption of SFAS No. 123(R) or the effective date of FSP SFAS 123(R)-3 to evaluate its available transition alternatives in calculating the pool of excess tax benefits available to absorb tax deficiencies recognized subsequent to the adoption of SFAS No. 123(R) for recognition purposes (the “APIC pool”) and to make its one-time election. The available transition alternatives allow an entity to elect either the transition guidance in paragraph 81 of SFAS No. 123(R) or the alternative transition method described in FSP SFAS 123(R)-3, which comprises (a) a computational component that establishes a beginning balance of the APIC pool related to the employee compensation and (b) a simplified method to determine the subsequent impact on the APIC pool of employee awards that are fully vested and outstanding upon the adoption of SFAS No. 123(R). Management of the Company is in the process of evaluating its available transition alternatives and the Company will make its one-time election prior to March 31, 2007.

4.  LONG-TERM DEBT

Long-term debt of the Company, including the Convertible Subordinated Note payable to Astoria Capital Partners, L.P. (“Astoria”), the Company’s controlling stockholder, as of December 31, 2006 and March 31, 2006, is as follows (in thousands):

	December 31,	March 31,
	2006	2006
Subordinated convertible note payable to Astoria	$23,648	$22,785
Plus accrued interest	298	281
Less unamortized discount	(111)	(173)
Total long-term debt	$23,835	$22,893

5.  STOCKHOLDERS’ EQUITY

Basic loss per share is computed using the net loss and the weighted average number of common shares outstanding during the period. Diluted loss per share is computed using the net loss and the weighted average number of common shares and dilutive potential common shares outstanding during the period when the potential common shares are not anti-dilutive. Potential dilutive common shares include outstanding stock options and convertible debt. There were outstanding options to purchase 4,138,679 shares of the Company’s common stock with exercise prices ranging from $0.75 to $17.00 per share as of December 31, 2006.  There were outstanding options to purchase 4,121,067 shares of the Company’s common stock with exercise prices ranging from $0.75 to $33.13 per share as of December 31, 2005, respectively.  There was convertible debt outstanding at December 31, 2006 and 2005, which was convertible into 4,729,600 and 4,500,283 shares of common stock, respectively.  The effects of these items were not included in the computation of diluted earnings per share because their effect would have been anti-dilutive.

The change in accumulated other comprehensive income during the three and nine month periods ended December 31, 2006 and 2005 is the result of the effect of foreign exchange rate changes. The following table reconciles net loss as reported with total comprehensive loss (in thousands):

	Three Months ended December 31,		Nine Months ended December 31,
	2006	2005	2006	2005
Net loss reported	$(421)	$(268)	$(2,344)	$(1,237)
Translation adjustments—net	100	54	184	(96)
Total comprehensive loss	$(321)	$(214)	$(2,160)	$(1,333)

6.  BUSINESS SEGMENT

The Company operates in one reportable segment. International operations consist primarily of foreign sales offices selling software developed in the United States of America combined with local maintenance revenue. The following table summarizes consolidated financial information of the Company’s operations by geographic location (in thousands):

	Three months ended December 31,		Nine months ended December 31,
Net revenue	2006	2005	2006	2005

North America	$3,314	$3,577	$9,750	$10,576
Europe/Africa	1,462	1,722	4,294	4,625
Total	$4,776	$5,299	$14,044	$15,201

	December	March
Long-lived assets	31,2006	31,2006

North America	$26,999	$27,170
Europe/Africa	920	826
Total	$27,919	$27,996

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

	Three months ended December 31,		Nine months ended December 31,
Net revenue	2006	2005	2006	2005

Databases	$3,644	$3,503	$10,916	$11,874
RAD Tools	1,132	1,796	$3,129	3,327
Total	$4,776	$5,299	$14,044	$15,201

7.  COMMITMENTS AND CONTINGENCIES

The Company is subject from time to time to litigation, claims and suits arising in the ordinary course of business.  The Company is currently a party to the following legal proceedings:

1.  Raining Data v. Intrametrics.  On or about January 19, 2007, the Company filed a complaint in Orange County Superior Court that sets forth allegations that Intrametrics threatens to and has misappropriated the Company’s trade secrets.  The Company’s allegations in the complaint include that Intrametrics has obtained the Company’s source code in violation of the Parties’ OEM (Original Equipment Manufacturer) Distribution Agreement and in violation of California’s laws prohibiting the misappropriation of trade secrets.  The Company seeks injunctive relief from Intrametrics, including, but not limited to, compelling Intrametrics to fully comply with all of the termination provisions set forth in the OEM Agreement; enjoining Intrametrics and its employees and agents from using or disclosing the Company’s trade secrets; prohibiting Intrametrics from soliciting the Company's current or potential customers for 3 years, and from soliciting or employing certain of Company's former employees for 3 years.  The Company is prepared to file a motion for a preliminary injunction to ensure the non-use by Intrametrics of the Company’s trade secret information and licenses.  The Company will also proceed with discovery in this litigation.

2.  Raining Data v. Soheil Raissi (formerly the Company’s Vice President, Product Development and Professional Services), Mario Barrenechea (formerly the Company’s Senior Vice President, Worldwide Sales and Marketing, Pick and Omnis Products), and Adevnet.  On or about December 8, 2006, the Company filed a complaint in Orange County Superior Court that sets forth allegations that the defendants threaten to and have missappropriated the Company’s trade secrets.  The Company’s allegations in the complaint include that the individual defendants have used and/or disclosed the Company’s trade secrets (in the form of source code and licenses and other trade secret information) in violation of their agreements with the Company to maintain the confidentiality of such trade secret information, and in violation of California laws prohibiting the misappropriation of trade secrets.  The Company seeks injunctive relief from the defendants, including, but not limited to, compelling the defendants to immediately return all of the Company's trade secrets and property; enjoining the defendants and their employees and agents from using or disclosing the Company's trade secrets, including the Company's source code; ordering the defendants to disclose all gains and profits they have derived from the misappropriation of the Company's trade secrets; enjoining the defendants from directly or indirectly supplying, selling or promoting any product that incorporates the Company's trade secrets.  The Company is prepared to proceed with discovery in this litigation.

3.  Cross-Complaint by Soheil Raissi, Mario Barrenechea and Adevnet v. Raining Data:  On or about January 10, 2007, the defendants in the case above filed a cross-complaint, alleging several claims against the Company and Carlton Baab, the Company’s President and Chief Executive Officer: unfair business practices, violation of civil rights, intentional interference with prospective economic advantage, negligent interference with prospective economic advantage, malicious prosecution, abuse of process, negligence, civil conspiracy, and injunctive relief.  Cross-complainants allege general, compensatory, special, and punitive and exemplary damages in amounts "according to proof", and seek to enjoin the Company from engaging in improper and unlawful conduct.  The Company and Carlton Baab assert that all of the claims are baseless, and will vigorously defend all allegations.

An unfavorable resolution of these legal proceedings could have a material adverse effect on the Company's business, results of operations, financial condition and cash flows.

The Company’s standard customer license and software agreements contain indemnification and warranty provisions which are generally consistent with practice in the Company’s industry.  The duration of the Company’s service warranties generally does not exceed 30 days following completion of its services.  The Company has not incurred significant obligations.  Accordingly, the Company does not maintain accruals for potential customer indemnification or warranty-related obligations.  The maximum potential amount of future payments that the Company could be required to make is generally limited under the indemnification provisions in its customer licenese and service agreements.

ITEM 2.  MANAGEMENT’S DISCUSSION AND ANALYSIS OR PLAN OF OPERATION

This Form 10-QSB contains forward-looking statements within the meaning of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended (the “Exchange Act”). These statements may generally be identified by the use of such words as “expect,” “anticipate,” “believe,” “intend,” “plan,” “will,” or “shall,” or the negative of those terms. We have based these forward-looking statements on our current expectations and projections about future events. Forward-looking statements involve certain risks and uncertainties and actual results may differ materially from those discussed in any such statement. Factors that could cause actual results to differ materially from such forward-looking statements include the risks described under the heading “Risk Factors” in Item 2 of this Form 10-QSB and elsewhere in this Form 10-QSB. The forward-looking statements contained in this Form 10-QSB include, but are not limited to statements about the following: (1) our future success, (2) our research and development efforts, (3) our future operating results and cash flow, (4) our competitive ability and position, (5) the markets in which we operate, (6) our revenue, (7) cost of license revenue and cost of service revenue, (8) our selling and marketing costs, (9) our research and development costs, (10) our general and administrative costs, (11) the possibility that we may experience transaction gains or losses in future periods, (12) the possibility that we may seek to take advantage of opportunities in the equity and capital markets, (13) our belief that our existing cash balances combined with our cash flow from operating activities will be sufficient to meet our operating and capital expenditure requirements for the remainder of the fiscal year ending March 31, 2007 and through the foreseeable future, (14) our belief that our credit facility is not required for liquidity purposes or to meet our cash flow needs for the foreseeable future, (15) our focus on the continued development and enhancement of the TigerLogic XDMS product line, identification of new and emerging application areas and discussions with channel partners for the sale and distribution of the TigerLogic product line and (16) litigation matters. All forward-looking statements in this document are made as of the date hereof, based on information available to us as of the date hereof, and we assume no obligation to update any forward-looking statement.

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

TigerLogic XDMS

TigerLogicXML Data Management Server provides high-performance management and query of XML data by leveraging the time-proven Pick UDM. TigerLogic also enables the ability to query external data sources as if they were one logical database and maintains referential integrity across data sources. TigerLogic’s patent-pending XML Indexing and Profiling technology enables it to access XML data via XQuery between 10x to 150x faster in internal tests than relational databases, XML repositories or XML Index and Search engines. TigerLogic provides XML, Java, WSDL and SOAP compatibility for simplified plug-in and integration with development environments of choice.

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

Sales and Distribution

In the United States, we sell our products through established distribution channels consisting of OEMs, system integrators, specialized vertical application software developers and consulting organizations. We also sell our products directly through our sales personnel to end user organizations. Outside the United States, we maintain direct sales offices in the United Kingdom, France and Germany. Approximately 31% of our revenue came from sales through our offices located outside the United States for the three and nine months ended December 31, 2006, compared to 32% and 30% for the same periods in 2005.

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

•       Corporate Information Technology (“IT”) Departments.

For each of the three and nine months ended December 31, 2006 and 2005, no single customer accounted for more than 10% of our revenue.

Research and Development

We have devoted significant resources to the research and development of our products and technology. We believe that our future success will depend largely on a strong development effort with respect to both our existing and new products. These development efforts have resulted in updates and upgrades to existing MDMS and RAD products and the launch of new products including the XDMS product line. New product releases in all of our product lines are currently in progress. We expect to continue our research and development efforts in all product lines for the foreseeable future. We intend for these efforts to improve our future operating results and increase cash flow. However, such efforts may not result in additional new products or revenue, and we can make no assurances that the recently announced products or future products will be successful. We spent $2.1 million and $6.8 million on research and development (excluding SFAS No. 123(R) stock option expense) for the three and nine months ended December 31, 2006, respectively, compared to  $2.4 million and $7.0 million for the three and nine months ended December 31, 2005, respectively.

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

Intellectual Property and Other Proprietary Rights

We rely primarily on a combination of trade secret, copyright and trademark laws and contractual provisions to protect our intellectual property and proprietary rights. Our trademarks include Raining Data, Pick, TigerLogic, D3, Omnis, Omnis Studio, mvEnterprise, mvBase, and mvDesigner, among others. We also have one pending U.S. patent application as of December 31, 2006.

We license our products to end users on a “right to use” basis pursuant to a perpetual license agreement that restricts use of products to a specified number of users. We generally rely on “click-wrap” licenses that become effective when a customer downloads and installs the software on its system. In order to retain exclusive ownership rights to our software and technology, we generally provide our software in object code only, with contractual restrictions on copying, disclosure, and transferability. There can be no assurance that these protections will be adequate, or that our competitors will not independently develop technologies that are substantially equivalent or superior to our technology. See footnote 7, Commitments and Contingencies for current legal proceedings relating to our intellectual property and other proprietary rights.

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

Employees

At December 31, 2006, we had 119 employees worldwide of which 87 were in the United States and 32 were in our international offices. Of the 119 employees, 113 are full-time and approximately 47% are in research and development, 17% in technical support, 21% in sales and marketing and 15% in general and administrative functions.

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

REVENUE RECOGNITION.   We recognize revenue using the residual method pursuant to the requirements of Statement of Position No. 97–2, “Software Revenue Recognition” (“SOP 97–2”), as amended. Under the residual method, revenue is recognized for multiple element arrangement when company-specific objective evidence of fair value exists for all of the undelivered elements in the arrangement, but does not exist for one or more of the delivered elements in the arrangement. At the outset of the arrangement with the customer, we defer revenue for the fair value of our undelivered elements (e.g., maintenance) based on company-specific objective evidence of the amount such items are sold individually to our customers and recognize revenue for the remainder of the arrangement fee attributable to the elements initially delivered in the arrangement (e.g., software license) when the basic criteria in SOP 97–2 have been met.

Under SOP 97–2, revenue attributable to an element in a customer arrangement is recognized when persuasive evidence of an arrangement exists and delivery has occurred, provided the fee is fixed or determinable, collectibility is probable and the arrangement does not require significant customization of the software. If, at the outset of the customer arrangement, we determine that the arrangement fee is not fixed or determinable, we defer the revenue and recognize the revenue when the arrangement fee becomes due and payable.

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

For contracts that require significant modification or customization to the software in accordance with customers’ specifications, we recognize revenue using the completed-contract method pursuant to the requirements of Statement of Position No. 81-1, “Accounting for Performance of Construction-Type and Certain Production-Type Contracts.”  Under this method, revenue and expenses are deferred until customer acceptance of the finished product occurs.  Additionally, arrangements that include services that are essential to the functionality of the software element require the application of contract accounting to the software and service elements included in the arrangement.

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

	Three Months Ended December 31, 2006			Three Months Ended December 31, 2005		Nine Months Ended December 31, 2006			Nine Months Ended December 31, 2005
		% of Net	Percent		% of Net		% of Net	Percent		% of Net
	Results	Revenues	Change	Results	Revenues	Results	Revenues	Change	Results	Revenues
Net revenues
Licenses	$1,793	37.5%	(23.2)%	$2,334	44.0%	$5,133	36.5%	(18.1)%	$6,271	41.3%
Services	2,983	62.5%	0.6%	2,965	56.0%	8,911	63.5%	(0.2)%	8,930	58.7%
Total net revenues	4,776	100.0%	(9.9)%	5,299	100.0%	14,044	100.0%	(7.6)%	15,201	100.0%
Operating expense
Cost of revenues:
Cost of license revenues (as a % of license revenues)	28	1.6%	3.7%	27	1.2%	68	1.3%	(12.8)%	78	1.2%
Cost of service revenues (as a % of service revenues)	442	14.8%	(18.5)%	542	18.3%	1,583	17.8%	(9.3)%	1,745	19.5%
Selling and marketing	1,387	29.0%	3.7%	1,337	25.2%	4,204	29.9%	7.2%	3,923	25.8%
Research and development	2,175	45.5%	(10.5)%	2,429	45.8%	7,052	50.2%	(0.1)%	7,062	46.5%
General and administrative	962	20.1%	(2.4)%	986	18.6%	2,843	20.2%	0.7%	2,823	18.6%
Total operating expenses	4,994	104.6%	(6.1)%	5,321	100.4%	15,750	112.1%	0.8%	15,631	102.8%
Operating loss	(218)	(4.6)%	890.9%	(22)	(0.4)%	(1,706)	(12.1)%	296.7%	(430)	(2.8)%
Other expense-net	(186)	(3.9)%	(24.4)%	(246)	(4.6)%	(581)	(4.1)%	(28.0)%	(807)	(5.3)%
Loss before income taxes	(404)	(8.5)%	50.7%	(268)	(5.1)%	(2,287)	(16.3)%	84.9%	(1,237)	(8.1)%
Provision for income taxes	17	0.4%	100.0%	—	0.0%	57	0.4%	100.0%	—	0.0%
Net loss	$(421)	(8.8)%	57.1%	$(268)	(5.1)%	$(2,344)	(16.7)%	89.5%	$(1,237)	(8.1)%

REVENUE

NET REVENUE. Our revenue is derived principally from two sources: fees from software licensing and fees for post contract technical support. We license our software on a per-CPU, per-server, per-port or per-user basis. Therefore, the addition of CPU’s, servers, ports or users to existing systems increases our revenue from our installed base of licenses. We view the MDMS and RAD markets in which we operate to be relatively stable and consistent from period to period and anticipate that our revenue on an annual basis from those products will remain stable for the foreseeable future. Fluctuations in revenue between quarters or year-to-year are primarily the result of the timing of orders and customer ordering patterns. We do not view the decrease in year-to-year revenues for the nine month periods ended December 31, 2006 and 2005, to be representative of immediate market trends. In the longer term, we expect that the MDMS and RAD markets will eventually contract as customers adopt newer technologies, and, therefore, the revenue generated from sales of our MDMS and RAD products is expected to decrease.

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

OPERATING EXPENSES

COST OF LICENSE REVENUE. Cost of license revenue is comprised of direct costs associated with software license sales including software packaging, documentation, physical media costs and royalties. Cost of license revenue decreased  in the nine-month period ended December 31, 2006, as compared to the same period in the prior year due to reduced royalties.  We anticipate that the cost of license revenue, as a percentage of license revenue and in absolute dollars, will be relatively stable in future periods.

COST OF SERVICE REVENUE. Cost of service revenue includes primarily personnel costs relating to providing consulting, technical support and training services.  Cost of service revenue decreased for three and nine month period ended December 31, 2006, as compared to the same periods in the prior year due to reduced headcount.  We anticipate that the cost of service revenue, as a percentage of service revenue and in absolute dollars, will be relatively stable in future periods.

OPERATING EXPENSES

SELLING AND MARKETING. Selling and marketing expense consists primarily of salaries, benefits, advertising, tradeshows, travel and overhead costs for our sales and marketing personnel.  The increase in selling and marketing expense in the three and nine month periods ended December 31, 2006, compared to the same periods in prior year included the adoption of SFAS No. 123(R) pursuant to which stock option compensation is required to be recorded as an expense, partially offset by reduced headcount.  We anticipate that selling and marketing costs related to XDMS products may increase as we further develop the sales channel for these products and if customer acceptance of these products increases. In addition, if our continued research and development efforts are successful, including with respect to our XDMS products, and new products or services are created, we may incur increased sales and marketing expense to promote those new products in future periods.

RESEARCH AND DEVELOPMENT. Research and development expense consists primarily of salaries and other personnel-related expenses and overhead costs for engineering personnel including employees in the US and the UK and contractors in the US and India. The decrease in selling and marketing expense in the three month period ended December 31, 2006, as compared to the same periods in the prior year was mainly due to reduced headcount and consulting expense partially offset by the adoption of SFAS No. 123(R).  We are committed to our research and development efforts and expect research and development expense will remain at the current level in future periods or increase if we believe that additional spending is warranted. Such efforts may not result in additional new products and any new products, including the XDMS products, may not generate sufficient revenue, if any, to offset the research and development expense.

GENERAL AND ADMINISTRATIVE. General and administrative expense consists primarily of costs associated with our finance, human resources, legal and other administrative functions. These costs consist principally of salaries and other personnel-related expenses, professional fees, depreciation and overhead costs. The decrease to general and administrative expense in the three month period ended December 31, 2006, as compared to the same period in prior year was primarily due to reduced employee and office expenses partially offset by SFAS No. 123(R) expense.  The increase to general and administrative expense in the nine month period ended December 31, 2006, as compared to the same periods in prior year was mainly due to costs incurred relating to the restatement of our 10-KSB for the year ended March 31, 2006, and the adoption of SFAS No. 123(R).

OTHER EXPENSE. Other expense consists primarily of net interest expense and, to a much lesser extent, gains and losses on foreign currency transactions. The decrease in other expense during three and nine month period ended December 31, 2006, as compared to the same period in the prior year was due to higher interest income as a result of higher investment balances.  Due to the uncertainty in exchange rates, we may experience transaction gains or losses in future periods, the effect of which cannot be determined at this time.

PROVISION FOR INCOME TAXES.   Our effective tax rate was 4.2% and  2.5% for the three and nine months ended December 31, 2006, respectively. The provision for income taxes reflects the tax on earnings from foreign subsidiaries. The Company is able to reduce the current tax liability at foreign subsidiaries with net operating loss carryforwards. However, certain carryforwards were acquired in our 2000 acquisition. Therefore, the benefit realized from utilizing those net operating loss carryforwards reduced goodwill instead of income tax expense. Due to uncertainties surrounding the timing of realizing the benefits of the net operating loss carryforwards in the future, the Company has established a full valuation allowance against its net deferred tax assets.

LIQUIDITY AND CAPITAL RESOURCES

In connection with the acquisition of PickAx, we assumed a Secured Promissory Note issued to Astoria Capital Partners, L.P. (“Astoria”) dated November 30, 2000, in the amount of $18.5 million. In January 2003, we entered into a Note Exchange Agreement (the “Exchange Agreement”) with Astoria to replace the existing Secured Promissory Note, as amended, with a Convertible Subordinated Note. Under the terms of the Exchange Agreement, the Secured Promissory Note was exchanged and replaced with a Convertible Subordinated Note having a principal amount of $22.1 million, which principal amount was equal to the outstanding principal and accrued interest payable on the Secured Promissory Note as of the date of the Exchange Agreement. In October 2005, Astoria assigned a portion of its common stock holdings totaling 870,536 shares and a portion of the Subordinated Convertible Note, totaling $1,751,832, to two of its limited partners. As such, we issued an Amended and Restated Note to Astoria for $20,749,581 and corresponding notes directly to the limited partners for $862,979 and $888,853, respectively. The Convertible Subordinated Notes are convertible into common stock at any time, at the option of the holder, at a price of $5.00 per share. The Convertible Subordinated Notes mature on May 30, 2008, extending the May 30, 2003, maturity date of the Secured Promissory Note. The interest rate of the Convertible Subordinated Notes is 5% per annum as compared to an interest rate of 10% per annum under the Secured Promissory Note. The interest is payable quarterly at our option in cash or through increases to the outstanding principal of the Convertible Subordinated Notes.

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

At December 31, 2006, we had $10.5 million in cash. We believe that our existing cash balances combined with our cash flow from operating activities will be sufficient to meet our operating and capital expenditure requirements for the remainder of the fiscal year ending March 31, 2007 and through the foreseeable future. We are committed to research and development efforts that are intended to allow us to penetrate new markets and generate new sources of revenue and improve operating results. However, our research and development efforts have required, and will continue to require, cash outlays without the immediate or short-term receipt of related revenue. Our ability to service our long-term debt and meet our expenditure requirements is dependent upon our future financial performance, which will be affected by, among other things, prevailing economic conditions, our ability to penetrate new markets and attract new customers, market acceptance of our new and existing products and services, the success of research and development efforts and other factors beyond our control.

On February 11, 2004, we entered into a two year credit facility with Silicon Valley Bank which provided us with the ability to borrow up to $1.5 million at an annual interest rate of Prime plus 1.0%, provided that the annual interest rate shall never be less than 5%. We renewed this credit facility on February 11, 2006. The credit facility is collateralized by our assets and expires in February 2008. The credit facility contains financial and reporting covenants that require us to maintain certain financial ratios only when we have outstanding borrowings on the line. There were no outstanding borrowings at December 31, 2006. Upon expiration of the term of this facility we will assess our credit and liquidity needs in relation to market factors. However, we believe that the facility is not required for liquidity purposes or to meet our cash flow needs for the foreseeable future.

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

We had no material commitments for capital expenditures at December 31, 2006.

Net cash used in operating activities was $1.3 million and $1.2 million for the nine-month periods ended December 31, 2006 and 2005, respectively.  The increase in net cash used in operating activities was due to an increase in research and development expense coupled with higher audit expenses related to restating prior year’s financial statements.  Cash used in investing activities decreased due to fewer purchases of equipment in the current year.  The increase in cash provided by financing activities was due to proceeds received from stock option exercises and employee’s ESPP purchases.

Our earnings before interest, taxes, depreciation and amortization (EBITDA) was $0.1 million, or 2% of total net revenue for the three months ended December 31, 2006, and ($0.8) million, or (6%) of total net revenue for the nine months ended December 31, 2006.  Our EBITDA was breakeven for the three months ended December 31, 2005, and ($0.2) million, or (1%) of total net revenue for the nine months ended December 31, 2005. The increase in EBITDA for the three months ended December 31, 2006 compared to the same period in prior year was a result of reduced personnel costs in the third quarter of fiscal year 2007.  The decrease in EBITDA for the nine months ended December 31, 2006 compared to the same period in prior year was a result of decreased license revenue.  EBITDA is defined as net loss with an add-back for depreciation and amortization, non-cash stock-based compensation expense, interest expense, other income and expense, and income taxes. The following table reconciles EBITDA to the reported net loss:

RECONCILIATION OF EBITDA TO NET LOSS
(in thousands)

	Three Months Ended December 31,		Nine Months Ended December 31,
	2006	2005	2006	2005

Reported net loss	$(421)	$(268)	$(2,344)	$(1,237)
Depreciation and amortization	78	59	232	206
Stock-based compensation	238	—	695	10
Interest expense-net	205	239	636	728
Other expense (income)-net	(19)	7	(55)	79
Provision for income taxes	17	—	57	—
EBITDA	$98	$37	$(779)	$(214)

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

Our EBITDA financial information is also comparable to net cash used in operating activities. The table below reconciles EBITDA to the GAAP disclosure of net cash used in operating activities:

RECONCILIATION OF EBITDA TO NET CASH USED IN OPERATING ACTIVITIES
(in thousands)

	Nine Months Ended December 31,
	2006	2005
Net cash used in operating activities	$(1,321)	$(1,185)
Interest expense-net	636	728
Other expense (income)-net	(55)	79
Change in accounts receivable	299	392
Change in other current and non-current assets	218	23
Change in accounts payable	182	317
Change in accrued liabilities	(328)	(869)
Change in deferred revenue	(243)	396
Note payable discount amortization	(62)	(62)
Provision for bad debt	(105)	(33)

EBITDA	$(779)	$(214)

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

THE CONCENTRATION OF OUR STOCK OWNERSHIP AND THE DEBT OWED TO ASTORIA GIVE CERTAIN STOCKHOLDERS SIGNIFICANT CONTROL OVER OUR BUSINESS.

As of December 31, 2006, Astoria beneficially owned approximately 58% of our outstanding common stock. In addition, as of December 31, 2006, the Convertible Subordinated Note issued to Astoria had a balance of approximately $23.8 million in principal and accrued interest maturing on May 30, 2008. Richard W. Koe, Chairman of the Board of Directors, serves as the Managing General Partner for Astoria Capital Management, which is a general partner of Astoria. Carlton H. Baab, our President, Chief Executive Officer, and Director, served as a Managing Principal of Astoria Capital Management until taking a formal leave of absence to join us in August 2001. This concentration of stock ownership, together with the outstanding debt, would allow Astoria, acting alone, to block any actions that require approval of our stockholders, including the election of members to the Board of Directors and the approval of significant corporate transactions. Moreover, this concentration of ownership may delay or prevent a change in control.

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

THE INABILITY TO PROTECT OUR INTELLECTUAL PROPERTY COULD HARM OUR ABILITY TO COMPETE.

Our ability to compete successfully will depend, in part, on our ability to protect our proprietary technology and operations without infringing upon the rights of others. We may fail to do so. In addition, the laws of certain countries in which our products are, or may be, licensed may not protect our proprietary rights to the same extent as the laws of the United States. We rely primarily on a combination of trade secret, copyright and trademark laws and contractual provisions to protect our intellectual property and proprietary rights. Our trademarks include Raining Data, Pick, D3, Omnis, Omnis Studio, mvEnterprise, mvBase, mvDesigner and TigerLogic, among others. We also have one pending U.S. patent application as of December 31, 2006. In addition to trademark and copyright protections, we license our products to end users on a “right to use” basis pursuant to a perpetual license agreement that restricts use of products to a specified number of users.

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

As of  December 31, 2006, we had 21,148,837 outstanding shares of common stock, of which approximately 9,700,000 shares were restricted securities held by Astoria and other holders. Restricted securities may be sold in the public market only if they are registered or if they qualify for an exemption from registration promulgated under the Securities Act of 1933, as amended. At present, all of our outstanding restricted securities are either entitled to registration rights or eligible for public sale under Rule 144, subject to volume limitations and other requirements of Rule 144. If Astoria or other holders decide to exercise their demand registration rights, we would incur costs and expenses associated with the registration of securities.

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

OUR GLOBAL OPERATIONS EXPOSE US TO ADDITIONAL RISKS AND CHALLENGES ASSOCIATED WITH CONDUCTING BUSINESS INTERNATIONALLY.

We operate on a global basis with offices or distributors in Europe, Africa, Asia, Latin America, South America, Australia and North America and development efforts in North America, India and Europe. Approximately 31% of our revenue for the three and nine months ended December 31, 2006 was generated from our international offices. We face several risks inherent in conducting business internationally, including but not limited to the following:

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

A control system, no matter how well conceived and operated, can provide only reasonable, not absolute, assurance that the objectives of the control system are met. Management necessarily applied its judgment in assessing the benefits of controls relative to their costs. Because of the inherent limitations in all control systems, no evaluation of controls can provide absolute assurance that all control issues, if any, within our company has been detected.

Changes in Internal Control over Financial Reporting

There was no change in our internal control over financial reporting that occurred during our last fiscal quarter that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

PART II. OTHER INFORMATION

ITEM 1.  LEGAL PROCEEDINGS

The Company is subject from time to time to litigation, claims and suits arising in the ordinary course of business.  The Company is currently a party to the following legal proceedings.:

1.  Raining Data v. Intrametrics.  On or about January 19, 2007, the Company filed a complaint in Orange County Superior Court that sets forth allegations that Intrametrics threatens to and has misappropriated the Company’s trade secrets.  The Company’s allegations in the complaint include that Intrametrics has obtained the Company’s source code in violation of the Parties’ OEM (Original Equipment Manufacturer) Distribution Agreement and in violation of California’s laws prohibiting the misappropriation of trade secrets.  The Company seeks injunctive relief from Intrametrics, including, but not limited to, compelling Intrametrics to fully comply with all of the termination provisions set forth in the OEM Agreement; enjoining Intrametrics and its employees and agents from using or disclosing the Company’s trade secrets; prohibiting Intrametrics from soliciting the Company's current or potential customers for 3 years, and from soliciting or employing certain of Company's former employees for 3 years.  The Company is prepared to file a motion for a preliminary injunction to ensure the non-use by Intrametrics of the Company’s trade secret information and licenses.  The Company will also proceed with discovery in this litigation.

2.  Raining Data v. Soheil Raissi (formerly the Company’s Vice President, Product Development and Professional Services), Mario Barrenechea (formerly the Company’s Senior Vice President, Worldwide Sales and Marketing, Pick and Omnis Products), and Adevnet.  On or about December 8, 2006, the Company filed a complaint in Orange County Superior Court that sets forth allegations that the defendants threaten to and have missappropriated the Company’s trade secrets.  The Company’s allegations in the complaint include that the individual defendants have used and/or disclosed the Company’s trade secrets (in the form of source code and licenses and other trade secret information) in violation of their agreements with the Company to maintain the confidentiality of such trade secret information, and in violation of California laws prohibiting the misappropriation of trade secrets. The Company seeks injunctive relief from the defendants, including, but not limited to, compelling the defendants to immediately return all of the Company's trade secrets and property; enjoining the defendants and their employees and agents from using or disclosing the Company's trade secrets, including the Company's source code; ordering the defendants to disclose all gains and profits they have derived from the misappropriation of the Company's trade secrets; enjoining the defendants from directly or indirectly supplying, selling or promoting any product that incorporates the Company's trade secrets.  The Company is prepared to proceed with discovery in this litigation.

3.  Cross-Complaint by Soheil Raissi, Mario Barrenechea and Adevnet v. Raining Data:  On or about January 10, 2007, the defendants in the case above filed a cross-complaint, alleging several claims against the Company and Carlton Baab, the Company’s President and Chief Executive Officer, unfair business practices, violation of civil rights, intentional interference with prospective economic advantage, negligent interference with prospective economic advantage, malicious prosecution, abuse of process, negligence, civil conspiracy, and injunctive relief.  Cross-complainants allege general, compensatory, special, and punitive and exemplary damages in amounts "according to proof", and seek to enjoin the Company from engaging in improper and unlawful conduct.  The Company and Carlton Baab assert that all of the claims are baseless, and will vigorously defend all allegations.

An unfavorable resolution of these legal proceedings could have a material adverse effect on the Company's business, results of operations, financial condition and cash flows.

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

Date: February 14, 2007	RAINING DATA CORPORATION

/s/ Thomas Lim
Thomas Lim
Chief Financial Officer and Duly Authorized Officer

EXHIBIT INDEX

31.1	Certification of Chief Executive Officer
31.2	Certification of Chief Financial Officer
32.1	Certification of Chief Executive Officer and Chief Financial Officer Pursuant to 18 U.S.C. 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.