Form 10KSB
period 2007-03-31
RAINING DATA CORP
filed 2007-07-02
CIK 820738

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-KSB

(Mark one)

☒                              ANNUAL REPORT PURSUANT TO SECTION 13 or 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended March 31, 2007

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

The Registrant’s revenues for the fiscal year ended March 31, 2007 were $18.7 million.

The aggregate market value of the voting and non-voting common equity held by non-affiliates of the Registrant was $19,267,643 on March 22, 2007 based on the closing sale price of such stock on that date.

As of May 31, 2007, the Registrant had 21,186,747 shares of its common stock outstanding.

DOCUMENTS INCORPORATED BY REFERENCE

None.

Transitional Small Business Disclosure Format (check one): Yes  ☐  No  ☒

RAINING DATA CORPORATION

FISCAL YEAR 2007 FORM 10-KSB ANNUAL REPORT

i

PART I

IMPORTANT NOTE ABOUT FORWARD-LOOKING STATEMENTS   This Form 10-KSB contains forward-looking statements within the meaning of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended (the “Exchange Act”). These statements may generally be identified by the use of such words as “expect,” “anticipate,” “believe,” “intend,” “plan,” “will,” or “shall,” or the negative of those terms. We have based these forward-looking statements on our current expectations and projections about future events. Forward-looking statements involve certain risks and uncertainties and actual results may differ materially from those discussed in any such statement. Factors that could cause actual results to differ materially from such forward-looking statements include the risks described under the heading “Risk Factors” in Part II, Item 6 of this Form 10-KSB and elsewhere in this Form 10-KSB. The forward-looking statements contained in this Form 10-KSB include, but are not limited to statements about the following: (1) our future success, (2) our research and development efforts, (3) our future operating results and cash flow, (4) our competitive ability and position, (5) the markets in which we operate, (6) our revenue, (7) cost of license revenue and cost of service revenue, (8) our selling and marketing costs, (9) our general and administrative costs, (10) stock-based compensation expense and the impact of adopting SFAS 123(R), (11) the possibility that we may seek to take advantage of opportunities in the equity and capital markets (12) our belief that our existing cash balances combined with our cash flow from operating activities will be sufficient to meet our operating and capital expenditure requirements for the remainder of the fiscal year ending March 31, 2008 and through the foreseeable future, (13) our belief that our credit facility is not required for liquidity purposes or to meet our cash flow needs for the foreseeable future and (14) our focus on the continued development and enhancement of the TigerLogic XDMS product line, identification of new and emerging application areas and discussions with channel partners for the sale and distribution of the TigerLogic product line. All forward-looking statements in this document are made as of the date hereof, based on information available to us as of the date hereof, and we assume no obligation to update any forward-looking statement.

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

TigerLogic XDMS

TigerLogic XML Data Management Server provides high-performance management and query of XML data by leveraging the time-proven Pick UDM. TigerLogic also enables the ability to query external data sources as if they were one logical database and maintains referential integrity across data sources. TigerLogic’s patent-pending XML Indexing and Profiling technology enables it to access XML data via XQuery between 10x to 150x faster in internal tests than relational databases, XML repositories or XML Index and Search engines. TigerLogic provides XML, Java, .NET, WSDL and SOAP compatibility for simplified plug-in and integration with development environments of choice.

TigerLogic provides an extensible and flexible development and deployment environment. Unlike other XML data management alternatives, TigerLogic XDMS does not need to know the schema or structure of data before processing and storing it. We believe the ability to make XML schemas optional is a vital innovation because the structures of operational systems frequently change, and mapping schemas for the purpose of linking to a new data source is both difficult and time-consuming. The system also enables support for schema versioning, which is critical when addressing evolving standards and XML schemas. The General Availability Release of TigerLogic XDMS version 2.6, which included support for enhanced XQuery features, including XQuery stored procedures and full-text search and support for High Availability clustering, was released in July 2006, and Version 3.0, which is the third generation release of the product and includes compliance with the XML Query 1.0 specification released in January 2007, cache management of data sources, in-memory cache support for Geospatial data, enhanced APIs and data repolication was released for beta testing in June 2007.

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

Sales and Distribution

In the United States, we sell our products through established distribution channels consisting of OEMs, system integrators, specialized vertical application software developers and consulting organizations. We also sell our products directly through our sales personnel to end user organizations. Outside the United States, we maintain direct sales offices in the United Kingdom, France and Germany. Approximately 31% of our revenue came from sales through our offices located outside the United States for the year ended March 31, 2007.

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

•       Corporate Information Technology (“IT”) Departments.

For each of the three years ended March 31, 2007, 2006 and 2005, no single customer accounted for more than 10% of our revenue.

Research and Development

We have devoted significant resources to the research and development of our products and technology. We believe that our future success will depend largely on a strong development effort with respect to both our existing and new products. These development efforts have resulted in updates and upgrades to existing MDMS and RAD products and the launch of new products including the XDMS product line. New product releases in all of our product lines are currently in progress. We expect to continue our research and development efforts in all product lines for the foreseeable future. We intend for these efforts to improve our future operating results and increase cash flow. However, such efforts may not result in additional new products or revenue, and we can make no assurances that the recently announced products or future products will be successful. We spent $9.3 million, $9.6 million and $7.6 million on research and development in fiscal years 2007, 2006 and 2005, respectively.

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

Intellectual Property and Other Proprietary Rights

We rely primarily on a combination of trade secret, copyright and trademark laws and contractual provisions to protect our intellectual property and proprietary rights. Our trademarks include Raining Data, Pick, TigerLogic, D3, Omnis, Omnis Studio, mvEnterprise, mvBase, and mvDesigner, among others. We also have one pending U.S. patent application as of March 31, 2007.

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

Employees

At March 31, 2007, we had 111 employees worldwide of which 81 were in the United States and 30 were in our international offices. Of the 111 employees, 104 are full-time and approximately 50% are in research and development, 15% in technical support, 22% in sales and marketing and 13% in general and administrative functions.

Executive Officers

The following sets forth certain information regarding our executive officers as of March 31, 2007:

Name	Age	Position(s)
Carlton H. Baab	49	President, Chief Executive Officer and Director
Thomas Lim	38	Chief Financial Officer, VP of Finance, and Secretary
John H. Bramley	50	Vice President, Product Development
Robert W. Albo	48	Vice President, Business Solutions
Ajay Ramachandran	33	CTO & Vice President, XML-Centric Applications & Platforms

Mr. Baab joined us as President and Chief Executive Officer in August 2001 and was appointed as a member of our Board of Directors in December 2001. From May 2001 to August 2001, Mr. Baab served as a Managing Principal of Astoria Capital Management (“ACM”), a Securities and Exchange Commission (the “SEC”) registered investment advisor and a General Partner of Astoria Capital Partners, L.P. (“ACP”), a significant stockholder of ours. In August 2001, Mr. Baab took a formal leave of absence from ACM to join us. From March 2000 to April 2001, Mr. Baab was the Vice President of Finance and Chief Financial Officer of Certive, Inc., a web-based small-business services firm. From January 1999 to March 2000, Mr. Baab was the Chief Operating Officer and Chief Financial Officer of RemarQ Communities, Inc., a web-based provider of discussion group services. Mr. Baab served as Chief Financial Officer of the CKS Group (“CKS”), a marketing communications company, from February 1994 through December 1998. In addition, Mr. Baab served as an Executive Vice President and the Secretary of CKS from August 1995 through December 1998 and as CKS’ Chief Operating Officer from August 1995 through May 1996. Mr. Baab also served on the Board of Directors of Momentum Business Applications, Inc. (Nasdaq: MMTM), which provided research and development expertise on a contract basis, until it was acquired by PeopleSoft (Nasdaq: PSFT) in April 2002. Mr. Baab also serves on the University of Southern California, School of Engineering Board of Councilors. Mr. Baab holds a B.S. in Electrical Engineering, with honors, from the University of Southern California and an M.B.A. from the Harvard Graduate School of Business Administration.

Mr. Lim has served as our Chief Financial Officer, Vice President of Finance and Secretary since May 2006. Prior to joining Raining Data, from March 2004 to May 2006, Mr. Lim served as the Director of Finance and Controller of WageWorks, Inc., an employee benefits administration firm. Mr. Lim served as the Director of Finance of DNA Sciences, Inc., a bio-research company, from October 2002 to January 2004, and as the Corporate Controller of Certive Corporation, a software company, from June 2000 to September 2002. Mr. Lim graduated from the University of California at Berkeley, Haas School of Business with a B.S. in accounting and finance and received his M.B.A. from the University of California at Berkeley, Haas School of Business. Mr. Lim is a Certified Public Accountant.

Mr. Bramley has served as our Vice President of Product Development since February 2007. Mr. Bramley has over 20 years of experience in product management and development. From April 2001 to February 2007, Mr. Bramley held various corporate technical positions involved with the development, marketing and support of Raining Data’s TigerLogic XDMS technology. From November 1996 to April 2001, Mr. Bramley served as Vice President, Engineering responsible for the product development and technical support for Raining Data’s multi-dimensional database management systems. From January 1987 to November 1996, Mr. Bramley was involved in the management and development of the Pick database management system at Sequoia Systems, a vendor of fault tolerant hardware products. Mr. Bramley holds a B.S. degree in Computer Science from the State University of New York, Plattsburgh, NY.

Mr. Albo joined us in July 2005 as our Vice President of Business Solutions. Prior to this, Mr. Albo was Vice President of Value Engineering at SAP from October 2004 to July 2005. Mr. Albo also has over ten years of management experience in technology and business consulting companies, including eLoyalty/TSC from June 1997 to July 2002 and Cambridge Technology Partners from March 1993 to June 1997. Mr. Albo holds a B.S. in Industrial Engineering and Operations Research from the University of California at Berkeley and an M.B.A. from the Harvard Graduate School of Business Administration.

Mr. Ramachandran is disclosed pursuant to Item 401(b) of Regulation S-B. Mr. Ramachandran was not considered an executive officer as of March 31, 2007. Mr. Ramachandran joined us as Vice President and General Manager of the Enterprise Applications Group in April 2004. He was promoted to CTO and Vice President of XML-Centric Applications and Platforms in May 2006. From October 2001 to April 2004, Mr. Ramachandran served as a Founding General Partner of Ark Venture Partners LLC, a management advisory and private equity firm. From April 1999 to September 2001, Mr. Ramachandran was a Co-Founder at Electron Economy, a venture capital funded supply chain workflow and XML integration software company, where he was the Vice President of Business Development and Strategic Alliances, and from July 2000 to September 2001, he was its Vice President of Business Development and Product Management. From December 1997 to July 1999, Mr. Ramachandran was a Partner and Practice Leader of the E-Commerce Business Unit at USWeb/CKS Corporation, a leading Internet Professional Services Firm. From June 1996 to December 1997, Mr. Ramachandran was a Partner and Director of Technology and Internet Applications at Utopia Inc.. Mr. Ramachandran serves on the boards of several early stage ventures and is the technical chair of the World Wide Consortium of the GRID. Mr. Ramachandran holds a B.S. in Molecular Cellular Biology and B.A. in Communications, from the University of California at Davis. Mr. Ramachandran’s employment with us terminated effective June 1, 2007.

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

ITEM 3.                Legal Proceedings

We are subject from time to time to litigation, claims and suits arising in the ordinary course of business. As of March 31, 2007, we have the following outstanding litigations:

1.     Raining Data v. Intrametrics.  On or about January 19, 2007, the Company filed a complaint in Orange County Superior Court that sets forth allegations that Intrametrics threatens to and has misappropriated the Company’s trade secrets.  The Company’s allegations in the complaint include that Intrametrics has obtained the Company’s source code in violation of the Parties’ OEM (Original Equipment Manufacturer) Distribution Agreement and in violation of California’s laws prohibiting the misappropriation of trade secrets.  The Company seeks injunctive relief from Intrametrics, including, but not limited to, compelling Intrametrics to fully comply with all of the termination provisions set forth in the OEM Agreement; enjoining Intrametrics and its employees and agents from using or disclosing the Company’s trade secrets; prohibiting Intrametrics from soliciting the Company's current or potential customers for 3 years, and from soliciting or employing certain of the Company's former employees for 3 years.  Intrametrics filed a motion to quash the Complaint, which the Company opposed, but on the morning of the hearing, Intrametrics first notified the Company that it filed Chapter 11 bankruptcy, effectively staying the litigation in Orange County Superior Court.  The Company will pursue further discovery and litigation in the Bankruptcy court in Houston, TX.

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

3.     Cross-Complaint by Soheil Raissi, Mario Barrenechea and Adevnet v. Raining Data.  On or about January 10, 2007, the defendants in the case above filed a cross-complaint, alleging several claims against the Company and Carlton Baab, the Company’s President and Chief Executive Officer, unfair business practices, violation of civil rights, intentional interference with prospective economic advantage, negligent interference with prospective economic advantage, malicious prosecution, abuse of process, negligence, civil conspiracy, and injunctive relief.  Cross-complainants allege general, compensatory, special, and punitive and exemplary damages in amounts “according to proof”, and seek to enjoin the Company from engaging in improper and unlawful conduct.  The Company and Carlton Baab assert that all of the claims are baseless, and filed a special motion to strike all the allegations in the cross-complaint.  The Company's special motion to strike is scheduled to be heard on August 3, 2007.  The Company and Carlton Baab will continue to vigorously defend their rights in this litigation.

An unfavorable resolution of these legal proceedings could have a material adverse effect on the Company's business, results of operations, financial condition and cash flows.

ITEM 4.                Submission of Matters to a Vote of Security Holders

At the 2006 Annual Meeting of the Company’s Stockholders held on February 16, 2007 (the “Meeting”), two proposals were submitted. No other proposals were put before the Meeting. The proposals and voting results were as follows:

1.                 To elect Richard W. Koe as a Class II director to serve until the 2009 Annual Meeting of the Stockholders or until his successor is duly elected and qualified:

FOR: 20,559,381                    WITHHELD: 218,368

2.                 To ratify the appointment of KPMG LLP as the independent auditors of the Company for the fiscal year ending March 31, 2007:

FOR: 20,660,810          AGAINST: 104,403          WITHHELD: 12,536

All proposals were approved by the requisite number of votes.

PART II

ITEM 5.                Market for Common Equity and Related Stockholder Matters and Small Business Issuer Purchases of Equity Securities

Market Information

Our common stock is traded on the Nasdaq Capital Market under the symbol “RDTA.”

The following table sets forth the high and low closing prices for our common stock for the periods indicated, as reported by Nasdaq:

	High	Low
Fiscal Year 2006
First Quarter	$2.79	$2.09
Second Quarter	$4.20	$2.06
Third Quarter	$4.33	$3.42
Fourth Quarter	$3.50	$2.53

	High	Low
Fiscal Year 2007
First Quarter	$4.01	$2.55
Second Quarter	$4.50	$3.19
Third Quarter	$3.89	$2.50
Fourth Quarter	$3.00	$2.05

On March 31, 2007, the closing price for our common stock on the Nasdaq Capital Market was $2.84 and there were approximately 141 holders of record of our common stock.

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

ITEM 6.                Management’s Discussion and Analysis or Plan of Operations

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

Determining the fair value of a reporting unit under the first step of the goodwill impairment test and determining the fair value of individual assets and liabilities of a reporting unit (including unrecognized intangible assets) under the second step of the goodwill impairment test is judgmental in nature and often involves the use of significant estimates and assumptions. These estimates and assumptions could have a significant impact on whether or not an impairment charge is recognized and the magnitude of any such charge. Estimates of fair value are currently based on our stock price as reported by Nasdaq.

EMPLOYEE STOCK-BASED COMPENSATION.   We account for stock-based compensation in accordance with SFAS No. 123(R), Share-Based Payment. Under the fair value recognition provisions of this statement, share-based compensation cost is measured at the grant date based on the value of the award and is recognized as expense over the requisite service period. We estimate the fair value of stock-based awards using a Black-Scholes valuation model. Determining the fair value of share-based awards at the grant date requires judgment, including estimating volatility, expected terms, and forfeitures. If actual results differ significantly from these estimates, stock-based compensation expense and our results of operations could be materially impacted.  See note 7, “Stockholders’ Equity,” for additional information.

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

	Year Ended			Year Ended			Year Ended
	March 31, 2007			March 31, 2006			March 31, 2005
	Results	% of Net Revenues	Percent Change	Results	% of Net Revenues	Percent Change	Results	% of Net Revenues
Net revenues
Licenses	$6,859	37%	(18)%	$8,404	41%	(10)%	$9,362	44%
Services	11,885	63%	0%	11,890	59%	(2)%	12,121	56%
Total net revenues	18,744	100%	(8)%	20,294	100%	(6)%	21,483	100%
Operating expense
Cost of revenues:
Cost of license revenues (as a % of license revenues)	99	1%	(52)%	207	2%	(35)%	318	3%
Cost of service revenues (as a % of service revenues)	2,117	18%	(7)%	2,274	19%	(3)%	2,333	19%
Selling and marketing	5,466	29%	5%	5,219	26%	(7)%	5,582	26%
Research and development	9,295	50%	(4)%	9,638	47%	27%	7,563	35%
General and administrative	3,866	21%	11%	3,477	17%	(7)%	3,748	17%
Amortization Expense	—	0%	0%	—	0%	(100)%	1,733	8%
Total operating expenses	20,843	111%	0%	20,815	103%	(2)%	21,277	99%
Operating loss	(2,099)	(11)%	303%	(521)	(3)%	(353)%	206	1%
Other expense-net	(765)	(4)%	(26)%	(1,027)	(5)%	(9)%	(1,127)	(5)%
Loss before income taxes	(2,864)	(15)%	85%	(1,548)	(8)%	68%	(921)	(4)%
Provision for income taxes	94	1%	24%	76	0%	4%	73	0%
Net loss	$(2,958)	(16)%	82%	$(1,624)	(8)%	63%	$(994)	(5)%

REVENUE

NET REVENUE.   Our revenue is derived principally from two sources: fees from software licensing and fees for post contract technical support. We license our software on a per-CPU, per-server, per-port or per-user basis. Therefore, the addition of CPU’s, servers, ports or users to existing systems increases our revenue from our installed base of licenses. While the timing of orders and customer ordering patterns have resulted in some fluctuations in license revenue between quarters and year-to-year, the 18% decrease in license revenue from fiscal 2006 to fiscal 2007 was primarily the result of an acceleration of our customers adoption of other technologies. Services revenue has remained relatively stable and consistent from period to period and we anticipate that services revenue will remain stable for the foreseeable future. In the longer term, we expect that the MDMS and RAD markets will eventually contract as customers continue to adopt newer technologies and, therefore, the revenue generated from sales of our MDMS and RAD products is expected to decrease.

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

OPERATING EXPENSES

COST OF LICENSE REVENUE.   Cost of license revenue is comprised of direct costs associated with software license sales including software packaging, documentation, physical media costs and royalties. The decrease in cost of license revenue fiscal 2007 as compared to fiscal 2006, and in fiscal year 2006 as compared to fiscal year 2005 is due to decrease in license revenue. If license revenue continues to decline in future periods, we anticipate that the cost of license revenue, in absolute dollars, will decline accordingly in future periods.

COST OF SERVICE REVENUE.   Cost of service revenue includes primarily personnel costs relating to providing consulting, technical support and training services. Cost of service revenue decreased in fiscal 2007 as compared to fiscal 2006 due to reduced headcount and remained relatively consistent in fiscal 2006 as compared to fiscal 2005. We anticipate that the cost of service revenue, as a percentage of service revenue and in absolute dollars, will be relatively stable in future periods.

SELLING AND MARKETING.   Selling and marketing expense consists primarily of salaries, benefits, advertising, tradeshows, travel and overhead costs for our sales and marketing personnel. Selling and marketing expense remained relatively consistent in fiscal 2007 as compared to fiscal 2006, and also in fiscal year 2006 as compared to fiscal year 2005. We adopted  SFAS No. 123(R) at the beginning of fiscal year 2007 pursuant to which stock option compensation expense of $0.4 million was recorded in fiscal year 2007 in selling and marketing expenses. In addition, advertising and marketing expenses increased approximately $0.2 million. However, these expenses were partially offset by a reduction in headcount that decreased expenses by approximately $0.3 million. We anticipate that selling and marketing costs related to XDMS products may increase as we further develop the sales channel for these products and if customer acceptance of these products increases. In addition, if our continued research and development efforts are successful, including with respect to our XDMS products, and new products or services are created, we may incur increased sales and marketing expense to promote those new products in future periods.

RESEARCH AND DEVELOPMENT.   Research and development expense consists primarily of salaries and other personnel-related expenses and overhead costs for engineering personnel, including employees in the US and the UK and contractors in the US and India. Research and development expense decreased slightly in fiscal 2007 as compared to fiscal 2006 due to reduced headcount and consulting expenses of approximately $0.5 million and $0.1 million, respectively, partially offset by the adoption of SFAS No. 123(R) for stock option compensation expense of $0.3 million. In fiscal 2006, spending related to our development efforts increased because of continued efforts to refine and add certain features and functionality to these products. The majority of these costs have been personnel related, including salary and recruiting costs, as we have hired employees and contractors in association with the ongoing development and enhancement of our product lines. We are committed to our research and development efforts and expect research and development expense will remain at the current level in future periods or increase if we believe that additional spending is warranted. Such efforts may not result in additional new products and any new products, including the XDMS products, may not generate sufficient revenue, if any, to offset the research and development expense.

GENERAL AND ADMINISTRATIVE.   General and administrative expense consists primarily of costs associated with our finance, human resources, legal and other administrative functions. These costs consist principally of salaries and other personnel-related expenses, professional fees, depreciation and overhead costs. General and administrative spending increased in fiscal 2007 as compared to fiscal 2006 due to cost incurred relating to the restatement of our 10-KSB for the year ended March 31, 2006, the adoption of SFAS No. 123(R) of approximately $0.3 million, and fees of approximately $0.4 million in connection with the current legal proceedings, partially offset by reduced headcount. General and administrative spending was lower in fiscal 2006 as compared to fiscal 2005 due to reduced headcount. We anticipate that general and administrative costs as a percentage of revenue and in absolute dollars will remain relatively stable in future periods.

AMORTIZATION OF INTANGIBLE ASSETS.   We amortize our identifiable intangible assets in accordance with their determined useful life. The life of our existing intangible assets was estimated to be four years. As of March 31, 2005, our existing intangible assets were fully amortized.

OTHER EXPENSE.   Other expense consists primarily of net interest expense and, to a much lesser extent, gains and losses on foreign currency transactions. Other expense decreased during fiscal 2007 as compared to fiscal 2006 due to higher interest income as a result of higher investment balances and remained relatively consistent in fiscal 2006 as compared to fiscal 2005. Due to the uncertainty in exchange rates, we may experience transaction gains or losses in future periods, the effect of which cannot be determined at this time.

PROVISION FOR INCOME TAXES.   Our effective tax rate was 3.3%, 4.9%, and 7.9% for fiscal 2007, 2006, and 2005, respectively. The provision for income taxes reflects the tax on earnings from foreign subsidiaries. The Company is able to reduce the current tax liability of foreign subsidiaries with net operating loss carryforwards. However, certain carryforwards were acquired in our 2000 acquisition. Therefore, the benefit realized from utilizing those net operating loss carryforwards reduced goodwill instead of income tax expense. Due to uncertainties surrounding the timing of realizing the benefits of the net operating loss carryforwards in the future, the Company has established a full valuation allowance against its net deferred tax assets.

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

If our future financial performance improves, we may seek to take advantage of opportunities in the equity and capital markets to raise additional funds for operating needs or to pay down our debt to Astoria and others. There can be no assurances that such opportunities will arise. In addition to holding the majority of the Convertible Subordinated Notes, Astoria is a major stockholder of ours, holding a majority of our outstanding common stock. Richard W. Koe, Chairman of the Board of Directors, serves as the Managing General Partner for Astoria. Carlton H. Baab, our President and Chief Executive Officer and a member of the Board of Directors, served as a Managing Principal of ACM, which is a general partner of Astoria, until taking a formal leave of absence to join us in August 2001. Gerald F. Chew, a member of our Board of Directors, is the cousin of Mr. Koe.

At March 31, 2007, we had $11.7 million in cash. We believe that our existing cash balances combined with our cash flow from operating activities will be sufficient to meet our operating and capital expenditure requirements for the remainder of the fiscal year ending March 31, 2008 and through the foreseeable future. We are committed to research and development efforts that are intended to allow us to penetrate new markets and generate new sources of revenue and improve operating results. However, our research and development efforts have required, and will continue to require, cash outlays without the immediate or short-term receipt of related revenue. Our ability to service our long-term debt and meet our expenditure requirements is dependent upon our future financial performance, which will be affected by, among other things, prevailing economic conditions, our ability to penetrate new markets and attract new customers, market acceptance of our new and existing products and services, the success of research and development efforts and other factors beyond our control.

On February 11, 2004, we entered into a two year credit facility with Silicon Valley Bank which provided us with the ability to borrow up to $1.5 million at an annual interest rate of Prime plus 1.0%, provided that the annual interest rate shall never be less than 5%. We renewed this credit facility on February 11, 2006. The credit facility is collateralized by our assets and expires in February 2008. The credit facility contains financial and reporting covenants that require us to maintain certain financial ratios only when we have outstanding borrowings on the line. There were no outstanding borrowings at March 31, 2007. Upon expiration of the term of this facility we will assess our credit and liquidity needs in relation to market factors. However, we believe that the facility is not required for liquidity purposes or to meet our cash flow needs for the foreseeable future.

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

We had no material commitments for capital expenditures at March 31, 2007.

Net cash used in operating activities was $0.3 million and  $0.2 million and net cash provided by operating activities was $2.8 million for the years ended March 31, 2007, 2006 and 2005, respectively.

Our earnings before interest, taxes, depreciation and amortization (EBITDA) were negative $0.9 million, or negative 5% of total net revenue, negative $0.2 million, or negative 1% of total net revenue, $2.3 million, or 11% of total net revenue, for the years ended March 31, 2007, 2006 and 2005, respectively. The reduction in fiscal 2007 EBITDA as compared to fiscal 2006 and fiscal year 2005 was a result decreased revenues and increased spending for research and development. EBITDA is defined as net loss with an add-back for depreciation and amortization, non-cash stock-based compensation expense, interest expense, other income and income taxes. The following table reconciles EBITDA to the reported net loss:

RAINING DATA CORPORATION AND SUBSIDIARIES
RECONCILIATION OF EBITDA TO NET LOSS
(In thousands)

	For the year ended March 31,
	2007	2006	2005
Reported net loss	$(2,958)	$(1,624)	$(994)
Depreciation and amortization	318	276	2,021
Stock-based compensation	911	10	66
Interest expense-net	837	952	1,155
Other income (expense)-net	(72)	75	(28)
Provision for income taxes	94	76	73
EBITDA	$(870)	$(235)	$2,293

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

RAINING DATA CORPORATION AND SUBSIDIARIES
RECONCILIATION OF EBITDA TO NET CASH PROVIDED BY (USED IN)
OPERATING ACTIVITIES
(In thousands)

	For the year ended March 31,
	2007	2006	2005
Net cash provided by (used in) operating activities	$(280)	$(163)	$2,812
Interest expense-net	837	952	1,155
Other (income) expense -net	(72)	75	(28)
Change in trade accounts receivable	(375)	110	38
Change in other current and non-current assets	68	(133)	101
Change in accounts payable	279	134	(188)
Change in accrued liabilities	(1,145)	(1,482)	(1,156)
Change in deferred revenue	(98)	355	(352)
Note payable discount amortization	(83)	(83)	(89)
Provision for bad debt	(1)	—	—
EBITDA	$(870)	$(235)	$2,293

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

BECAUSE THE MARKET FOR OUR MDMS AND RAD PRODUCTS MAY BE DECLINING, OUR REVENUE MAY DECLINE IF WE CANNOT MAINTAIN OUR SALES TO EXISTING CUSTOMERS OR GENERATE SALES TO NEW CUSTOMERS.

We believe that the markets for our MDMS and RAD products may be declining as customers adopt other technologies. As a result, to maintain or grow our revenue in these markets, we will need to maintain our sales to existing customers and to generate sales to new customers, including corporate development teams, commercial application developers, system integrators, independent software vendors and independent consultants. If we fail to attract new customers, if we lose our customers to competitors, or if the MDMS or RAD markets decline, our revenue may be adversely affected. In the longer term, it is expected that the MDMS and RAD markets will eventually decline as customers adopt newer technologies.

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

THE CONCENTRATION OF OUR STOCK OWNERSHIP AND THE DEBT OWED TO ASTORIA GIVE CERTAIN STOCKHOLDERS SIGNIFICANT CONTROL OVER OUR BUSINESS.

As of March 31, 2007, Astoria beneficially owned approximately 57% of our outstanding common stock. In addition, as of March 31, 2007, the Convertible Subordinated Note issued to Astoria and its limited partners had a balance of approximately $24.2 million in principal and accrued interest maturing on May 30, 2008. Richard W. Koe, Chairman of the Board of Directors, serves as the Managing General Partner for ACM, which is a general partner of Astoria. Carlton H. Baab, our President, Chief Executive Officer, and Director, served as a Managing Principal of ACM until taking a formal leave of absence to join us in August 2001. This concentration of stock ownership, together with the outstanding debt, would allow Astoria, acting alone, to block any actions that require approval of our stockholders, including the election of members to the Board of Directors and the approval of significant corporate transactions. Moreover, this concentration of ownership may delay or prevent a change in control.

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

THE INABILITY TO PROTECT OUR INTELLECTUAL PROPERTY COULD HARM OUR ABILITY TO COMPETE.

Our ability to compete successfully will depend, in part, on our ability to protect our proprietary technology and operations without infringing upon the rights of others. We may fail to do so. In addition, the laws of certain countries in which our products are, or may be, licensed may not protect our proprietary rights to the same extent as the laws of the United States. We rely primarily on a combination of trade secret, copyright and trademark laws and contractual provisions to protect our intellectual property and proprietary rights. Our trademarks include Raining Data, Pick, D3, Omnis, Omnis Studio, mvEnterprise, mvBase, mvDesigner and TigerLogic, among others. We also have one pending U.S. patent application as of March 31, 2007. In addition to trademark and copyright protections, we license our products to end users on a “right to use” basis pursuant to a perpetual license agreement that restricts use of products to a specified number of users.

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

As further described in Item 3, the Company has filed complaints in Orange County Superior Court that sets forth allegations that certain parties threaten to and have misappropriated the Company’s trade secrets, including the possible release of certain source code.

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

As of March 31, 2007, we had 21,184,402 outstanding shares of common stock, of which approximately 9,700,000 shares were restricted securities held by Astoria and other holders. Restricted securities may be sold in the public market only if they are registered or if they qualify for an exemption from registration promulgated under the Securities Act of 1933, as amended. At present, all of our outstanding restricted securities are either entitled to registration rights or eligible for public sale under Rule 144, subject to volume limitations and other requirements of Rule 144. If Astoria or other holders decide to exercise their demand registration rights, we would incur costs and expenses associated with the registration of securities.

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

OUR GLOBAL OPERATIONS EXPOSE US TO ADDITIONAL RISKS AND CHALLENGES ASSOCIATED WITH CONDUCTING BUSINESS INTERNATIONALLY.

We operate on a global basis with offices or distributors in Europe, Africa, Asia, Latin America, South America, Australia and North America and development efforts in North America, India and Europe. Approximately 31% of our revenue for the year ended March 31, 2007 was generated from our international offices. We face several risks inherent in conducting business internationally, including but not limited to the following:

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

ITEM 7.                Financial Statements

Our consolidated financial statements, including the notes thereto, together with the report of KPMG LLP, independent registered public accounting firm, thereon are presented as a separate section of this Form 10-KSB, and the following are attached hereto beginning on Page 36:

ITEM 8.                Changes in and Disagreements with Accountants on Accounting and Financial Disclosure

There were no changes in or disagreements with our accountants on accounting or financial disclosures for the year ended March 31, 2007.

ITEM 8A.        Controls and Procedures

Evaluation of Disclosure Controls and Procedures

Our principal executive officer and principal financial officer evaluated the effectiveness of our disclosure controls and procedures as of the end of the period covered by this report. Based on such evaluation, our principal executive officer and principal financial officer have concluded that our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act) were designed to ensure that information required to be disclosed by us in reports that we file or submit under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in SEC rules and accumulated and communicated to our management, including our principal executive officer and principal financial officer, to allow timely decisions regarding required disclosure; however, it was concluded that such controls were ineffective, as of the end of the period covered by this report, because it has recently come to the Company's attention that Richard Smith, a director, has failed to file Forms 4 with respect to a substantial number of transactions in the Company's common stock from September 2005 to the present. The Company is reviewing the circumstances surrounding the failed filings and intends to provide additional disclosure upon the completion of its review.

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

Changes in Internal Control Over Financial Reporting

There was no change in our internal control over financial reporting that occurred during the fourth quarter of the 2007 fiscal year that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

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

The following table sets forth as of March 31, 2007, the name, age, and position of the directors, the date they joined the Board of Directors and the year in which their term expires:

Name of Director	Age	Position	Director Since	Term Expires
Richard W. Koe(1)(3)(4)	50	Chairman	2003	2009
Carlton H. Baab	49	President, Chief Executive Officer and Director	2001	2007
Gerald F. Chew(2)	47	Director	1998	2007
Douglas G. Marshall(1)(2)(3)	50	Director	1998	2008
Richard W. Smith(2)	46	Director	2005	2008

(1)          Member of the Compensation Committee

(2)          Member of the Audit Committee

(3)          Member of the Nominating and Corporate Governance Committee

(4)          Member of the Stock Committee, a subcommittee of the Compensation Committee

The following is a description of the background of each director as of March 31, 2007:

Mr. Koe joined the Board of Directors in January 2003. Mr. Koe has served as Managing General Partner for ACP, a significant stockholder of ours, and Montavilla Partners, L.P., both of which are investment partnerships, and as President of ACM since July 1991. Mr. Koe has served as Chairman of the Board since December 2004. Mr. Koe serves as Chairman of the Compensation Committee and the Nominating and Corporate Governance Committee and is the sole member of the Stock Committee, a subcommittee of the Compensation Committee.

Mr. Baab joined us as President and Chief Executive Officer in August 2001 and was appointed as a member of the Board of Directors in December 2001. From May 2001 to August 2001, Mr. Baab served as a Managing Principal of ACM and a General Partner of ACP, a significant stockholder of ours. In August 2001, Mr. Baab took a formal leave of absence from ACM to join us. From March 2000 to April 2001, Mr. Baab was the Vice President of Finance and Chief Financial Officer of Certive, Inc., a web-based small-business services firm. From January 1999 to March 2000, Mr. Baab was the Chief Operating Officer and Chief Financial Officer of RemarQ Communities, Inc., a web-based provider of discussion group services. Mr. Baab served as Chief Financial Officer of the CKS, a marketing communications company, from February 1994 through December 1998. In addition, Mr. Baab served as an Executive Vice President and the Secretary of CKS from August 1995 through December 1998 and as CKS’ Chief Operating Officer from August 1995 through May 1996. Mr. Baab also served on the Board of Directors of Momentum Business Applications, Inc. (Nasdaq: MMTM), which provided research and development expertise on a contract basis, until it was acquired by PeopleSoft (Nasdaq: PSFT) in April 2002. Mr. Baab also serves on the University of Southern California, School of Engineering Board of Councilors. Mr. Baab holds a B.S. in Electrical Engineering, with honors, from the University of Southern California and an M.B.A. from the Harvard Graduate School of Business Administration.

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

Mr. Smith joined the Board of Directors in August 2005. Mr. Smith currently serves as a sales and business development consultant for global technology and semiconductor organizations. From 1997 through 2004, Mr. Smith held various management positions with Intel Corporation, most recently as Business Development Manager for Intel Capital. Prior to Intel, Mr. Smith held positions with Cummins Engine Company and General Electric and served as an officer with the United States Army. Mr. Smith received his B.S. in Civil Engineering from the United States Military Academy at West Point and his M.B.A. from the Darden Graduate School of Business Administration at the University of Virginia. Mr. Smith serves on the Audit Committee.

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

Section 16(a) Beneficial Ownership Reporting Compliance

Section 16(a) of the Exchange Act requires our officers and directors, and persons who own more than ten percent of a registered class of our equity securities, to file certain reports of ownership with the SEC and with the National Association of Securities Dealers, Inc. To our knowledge, based solely on a review of the copies of such reports furnished to us and written representations that no other reports were required during the fiscal year ended March 31, 2007, all reports required to be filed during fiscal year ended March 31, 2007 pursuant to Section 16(a) of the Exchange Act by directors, executive officers and 10% beneficial owners were timely filed, with the exception of the following late filings: one Form 3 and one Form 4 by Mr. Lim on June 5, 2006, one Form 3 by Mr. Bramley on April 4, 2007 and one Form 3 by Mr. Albo on June 21, 2007. In addition, it has recently come to the Company’s attention that Richard Smith, a director, has failed to file Forms 4 with respect to a substantial number of transactions in the Company’s common stock from September 2005 to the present.  The Company is reviewing the circumstances surrounding the failed filings and intends to provide additional disclosure upon the completion of its review.

Code of Ethics

We have adopted a Code of Ethics for Principal Executive and Senior Financial Officers, which is posted on our Internet website at www.rainingdata.com. We will post any amendments or waivers, if and when approved or granted, of our Code of Ethics on our website at www.rainingdata.com.

ITEM 10.         Executive Compensation

Summary Compensation

The following table sets forth the compensation of our Named Executive Officers, which consist of (i) all persons serving as the chief executive officer during the fiscal year ended March 31, 2007, (ii) the two most highly compensated executive officers serving as such at the end of the fiscal year ended March 31, 2007, in addition to the chief executive officer and (iii) up to two additional individuals for whom disclosure would have been provided pursuant to subsection (ii) above but for the fact that the individual was not serving as an executive officer at the end of the fiscal year ended March 31, 2007.

Summary Compensation Table

Name and Principal Position	Year	Salary ($) (1)	Bonus ($)		Stock Awards ($)	Option Grants ($) (2)	Non-Equity Incentive Plan Compensation ($)	Change in Pension Value and Nonqualified Deferred Compensation Earnings ($)	All Other Compensation ($)		Total ($)
Carlton H. Baab, President and Chief Executive Officer	2007	$248,000	$150,000	(3)	$—	$191,474	$—	$—	$21,360	(4)	$610,834
Robert W. Albo, Vice President, Business Solutions	2007	$175,000	$87,500	(5)	$—	$130,165	$—	$—	$168	(6)	$392,833
Thomas Lim, CFO and Vice President of Finance	2007	$147,404	$86,250	(7)	$—	$62,571	$—	$—	$142	(6)	$296,367

(1)                Includes base salary amounts earned in 2007. Includes amounts (if any) deferred at the named executive officer’s option under the Raining Data 401(k) plan.

(2)                Amounts shown do not reflect compensation actually received by the named executive officers. Instead, the amounts shown reflect the expense recognized by us in 2007 for option awards as determined pursuant to SFAS 123(R). These compensation costs include option awards granted in and prior to 2007. The assumptions used to calculate the value of the option awards are set forth in the notes to the consolidated financial statements in Item 7 of this Form 10-KSB (Note 2, “Determining Fair Value”), with the exception that the “Estimated Forfeiture Rates” assumption used was zero in accordance with SEC instructions to Item 402(b)(2)(v) and (vi). There were no forfeitures in 2007 of option awards received by the Named Executive Officers. The material terms of each option grant is further described in the footnotes to the “Outstanding Equity Awards at Fiscal Year-End Table” below.

(3)                Represents a discretionary bonus earned by Mr. Baab in fiscal year 2007 but paid in April 2007.

(4)                All Other Compensation for Mr. Baab reflects payments to a continuing medical plan Mr. Baab had in place at the time he joined us.

(5)                Represents a discretionary bonus earned by Mr. Albo in fiscal year 2007 but paid in June 2007.

(6)                Represents taxable amount of premiums paid by us on group term life insurance policies for the benefit of the Named Executive Officers.

(7)                Represents a sign-on bonus of $25,000 plus a discretionary bonus of $61,250 earned by Mr. Lim in fiscal year 2007 but paid in June 2007.

Outstanding Equity Awards at Fiscal Year-End Table

The following table summarizes the outstanding equity awards held by each Named Executive Officer as of March 31, 2007. The Named Executive Officers did not exercise any options during the fiscal year ended March 31, 2007.

	Option Awards						Stock Awards
Name	Number of Securities Underlying Unexercised Options (#) Exercisable(1)	Number of Securities Underlying Unexercised Options (#) Unexercisable(1)		Equity Incentive Plan Awards; Number of Underlying Unexercised Unearned Options (#)	Option Exercise Price ($)	Option Expiration Date(1)	Number of Shares or Units of Stock That Have Not Vested (#)	Market Value of Shares or Units of Stock That Have Not Vested ($)	Equity Incentive Plan Awards; Number of Unearned Shares, Units or Other Rights That Have Not Vested (#)	Equity Incentive Plan Awards; Market or Payout Value of Unearned Shares, Units or Other Rights That Have Not Vested ($)
Carlton H. Baab	—	400,000	(2)	—	$3.50	5/10/2016	—	$—	—	$—
	1,000,000	—		—	$1.55	9/24/2011	—	$—	—	$—
	50,000	—		—	$1.02	7/31/2009	—	$—	—	$—
Robert W. Albo	104,166	145,834	(3)	—	$2.49	7/15/2015	—	$—	—	$—
Thomas Lim	0	150,000	(4)	—	$3.25	5/30/2016	—	$—	—	$—

(1)                Unless otherwise noted, the options vest at a rate of 25% one year from the date of grant and 1/48th each month thereafter and expire ten years from the date of grant. The vesting of options granted to Named Executive Officers may accelerate under specified conditions, as described in the “Employment Contracts and Termination of Employment and Change-in-Control Arrangements” section below.

(2)                This option was granted on May 10, 2006 and vests over four years, subject to Mr. Baab’s continued employment, with 25% of the shares vesting on May 10, 2007 and 1/48th of the shares vesting each month thereafter, subject to acceleration of vesting as described in the “Employment Contracts and Termination of Employment and Change-in-Control Arrangements” section below.

(3)                This option was granted on July 15, 2005 and vests over four years, subject to Mr. Albo’s continued employment, with 25% of the shares vesting on July 15, 2006 and 1/48th of the shares vesting each month thereafter, subject to acceleration of vesting as described in the “Employment Contracts and Termination of Employment and Change-in-Control Arrangements” section below.

(4)                This option was granted on May 30, 2006 and vests over four years, subject to Mr. Lim’s continued employment, with 25% of the shares vesting on May 30, 2007 and 1/48th of the shares vesting each month thereafter, subject to acceleration of vesting as described in the “Employment Contracts and Termination of Employment and Change-in-Control Arrangements” section below.

Employment Contracts and Termination of Employment and Change-in-Control Arrangements

Regardless of the reason for termination, a Named Executive Officer is entitled to receive upon termination of employment amounts earned through the termination date, including, base salary and unused vacation pay, and the right to exercise any shares of options vested up to the executive’s termination date. The Named Executive Officer are not otherwise entitled to any severance benefits upon voluntary resignation. Our Compensation Committee and Board of Directors determines whether any severance benefits are provided upon any voluntary termination on a case by case basis.

Effective April 5, 2003, we entered into a Severance and Change of Control Agreement with Mr. Baab. The agreement provides for twelve (12) months severance pay at Mr. Baab’s base salary rate then in effect in the event of his involuntary termination other than for cause, death or disability, either prior to a change of control or at least twelve months after a change of control. In the event of Mr. Baab’s involuntary termination other than for cause, death or disability within twelve (12) months following a change of control, the agreement provides for: (i) 100% acceleration of vesting of his stock options as of his termination date; (ii) severance payments equal to 200% of the aggregate salary and bonus paid to Mr. Baab during the twelve (12) months preceding his termination; and (iii) health (i.e., medical, vision and dental) coverage and benefits commensurate with those in effect for Mr. Baab on the day immediately preceding his termination for a period until the earlier of (1) the date Mr. Baab is no longer eligible to receive continuation coverage pursuant to COBRA, or (2) twelve (12) months from the termination date.

Effective April 24, 2006, we entered into an offer letter agreement with Mr. Lim. In the event that Mr. Lim is terminated as a result of an involuntary termination, other than for cause or disability, within twelve (12) months after a change of control, one hundred percent (100%) of the shares subject to this option shall be vested on the date of Mr. Lim’s termination. In the event that Mr. Lim is terminated for any reason other than for cause within six (6) months after his start date, Mr. Lim shall receive three months of his annual base salary from the date of his termination, and except for the acceleration of vesting provided in the event of a change of control, the vesting of his stock option shall be accelerated such that he shall be entitled to purchase a number of shares as if the Registrant had employed Mr. Lim for one (1) year. In the event that Mr. Lim is terminated for any reason other than for cause after his first six (6) months of employment, Mr. Lim shall receive six months of his annual base salary following the date of his termination, and except for the acceleration of vesting provided in the event of a change of control, the vesting of his stock option shall be accelerated such that he shall be entitled to purchase a number of shares as if the Company had employed Mr. Lim for the six (6) months after the date of his termination.

Effective July 12, 2005, we entered into an offer letter agreement with Mr. Albo. The offer letter provides for full vesting of Mr. Albo’s options upon an involuntary termination of his employment other than for cause or disability within twelve (12) months following a change of control, subject to his signing a general release in a commercially customary form prescribed by us.

DIRECTOR COMPENSATION

We reimburse directors for travel and other out-of-pocket expenses incurred in attending Board meetings. We do not pay cash compensation to our directors.

Director Compensation Table

Name	Fees Earned or Paid in Cash ($)	Stock Awards ($)	Option Awards ($)(1)		Non-Equity Incentive Plan Compensation ($)	Nonqualified Deferred Compensation Earnings ($)	All Other Compensation ($)	Total ($)
Richard W. Koe(2)	$—	$—	$—		$—	$—	$—	$—
Gerald F. Chew(3)	$—	$—	$19,147	(4)	$—	$—	$—	$19,147
Douglass G. Marshall(5)	$—	$—	$19,147	(6)	$—	$—	$—	$19,147
Richard W. Smith(7)	$—	$—	$31,270	(8)	$—	$—	$—	$31,270

(1)          Amounts shown do not reflect compensation actually received by the directors. Instead, the amounts shown reflect the expense recognized by us in 2007 for option awards as determined pursuant to SFAS 123(R). These compensation costs include option awards granted in and prior to 2007. The assumptions used to calculate the value of the option awards are set forth in the notes to the consolidated financial statements in Item 7 of this Form 10-KSB (Note 2, “Determining Fair Value”), with the exception that the “Estimated Forfeiture Rates” assumption used was zero in accordance with SEC instructions to Item 402(b)(2)(v) and (vi). There were no forfeitures in 2007 of option awards received by the named directors. Unless otherwise noted, the options vest at a rate of 25% one year from the date of grant and 1/48th each month thereafter and expire ten years from the date of grant. For all options awarded to directors, 100% of the shares subject to the options granted may immediately vest in the event of a Corporate Transaction, defined as any of the following transactions: (a) a merger or consolidation in which Raining Data (“the Company”) is not the surviving entity, except for a transaction the principal purpose of which is to change the state in which the Company is incorporated; (b) the sale, transfer or other disposition of all or substantially all of the assets of the Company (including the capital stock of subsidiary corporations); (c) approval by the Company’s stockholders of any plan or proposal for complete liquidation or dissolution of the Company; (d) any reverse merger in which the Company is the surviving entity but in which securities possessing more than fifty percent (50%) of the total combined voting power of the Company’s outstanding securities are transferred to a person or persons different from those who held such securities immediately prior to such merger; or (e) acquisition by any person or related group of persons (other than the Company or by a Company-sponsored employee benefit plan) of beneficial ownership (within the meaning of Rule 13d-3 of the Exchange Act) of securities possessing more than fifty percent (50%) of the total combined voting power of the Company’s outstanding securities.

(2)          Mr. Koe’s security ownership is described in Item 11 hereof.

(3)          Mr. Chew held a total of 136,825 outstanding option awards as of March 31, 2007.

(4)          Corresponds to an option grant on May 10, 2006 for 40,000 shares that vests over four years, subject to Mr. Chew’s continued service, with 25% of the shares vesting on May 10, 2007 and 1/48th of the shares vesting each month thereafter. This option grant is subject to acceleration of vesting as described above in footnote (1) above.

(5)          Mr. Marshall held a total of 136,825 outstanding option awards as of March 31, 2007.

(6)          Corresponds to an option grant on May 10, 2006 for 40,000 shares that vests over four years, subject to Mr. Marshall’s continued service, with 25% of the shares vesting on May 10, 2007 and 1/48th of the shares vesting each month thereafter. This option grant is subject to acceleration of vesting as described above in footnote (1) above.

(7)          Mr. Smith held a total of 50,000 outstanding option awards as of March 31, 2007.

(8)          Corresponds to an option grant on August 29, 2005 for 50,000 shares that vests over three years, subject to Mr. Smith’s continued service, with one-third (1/3) of the shares vesting on August 29, 2006 and 1/36th of the shares vesting each month thereafter. This option grant is subject to acceleration of vesting as described above in footnote (1) above.

ITEM 11.         Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters

The following table sets forth, as of March 31, 2007, certain information with respect to the beneficial ownership of our voting securities by (i) any person (including any “group” as that term is used in Section 13(d)(3) of the Exchange Act) known by us to be the beneficial owner of more than five percent (5%) of any class of our voting securities, (ii) each director, (iii) each of the Named Executive Officers, and (iv) all of our current directors and executive officers as a group. As of March 31, 2007, there were 21,184,402 shares of issued and outstanding common stock. In computing the number and percentage of shares beneficially owned by a person, shares of common stock subject to options currently exercisable, or exercisable within sixty (60) days of March 31, 2007, are counted as outstanding, but these shares are not counted as outstanding for computing the percentage ownership of any other person.

Name and Address(1)	Number of Shares of Common Stock	Percent of Total Common Stock
5% Stockholders
Carlton H. Baab(2)	15,814,983	59%
Richard W. Koe(3)	14,729,583	57%
Astoria Capital Partners L.P.(4)	14,664,983	57%
Rockport Group LP(5)	1,444,174	7%
Philip and Debra Barrett Charitable Remainder Trust(6)	1,348,168	6%
Directors and Named Executive Officers
Thomas Lim(7)	37,500	*
Robert W. Albo(8)	118,521	*
Gerald F. Chew(9)	136,825	*
Douglas G. Marshall(10)	130,655	*
Richard W. Smith(11)	49,166	*
All directors and executive officers as a group (12 persons)(12)	16,685,766	60%

                 * Represents less than 1%

       (1) Except as otherwise indicated below, we believe the persons whose names appear in the table above have sole voting and investment power with respect to all shares of stock shown as beneficially owned by them, subject to applicable community property laws.

       (2) Represents options to purchase 1,150,000 shares of common stock exercisable within 60 days of March 31, 2007, held by Mr. Baab. Also includes the following shares beneficially owned by ACP: 14,664,983 shares of common stock, which includes 4,470,751 shares of common stock which may be acquired upon the conversion of a subordinated convertible note payable to ACP for $22,353,737 convertible at $5.00 per share. Mr. Baab is an employee of ACM, which is a general partner of ACP. As a general partner of ACP, ACM has a special profit interest in ACP’s realized and unrealized gains and income in excess of a specified hurdle rate, subject to certain additional conditions. As an employee of ACM, Mr. Baab is entitled to an annual bonus equal to a fixed percentage of any special profit allocation ACP receives for the year in question. Mr. Baab, who is on formal leave of absence from ACM, disclaims beneficial ownership of these securities held by ACP as he does not hold voting or investment power over the holdings of ACP.

       (3) Includes the following shares beneficially owned by ACP: 14,664,983 shares of common stock, which includes 4,470,751 shares of common stock which may be acquired upon the conversion of a subordinated convertible note payable to ACP for $22,353,737 convertible at $5.00 per share. Also includes 64,600 shares beneficially owned by Mr. Koe and ACM through an investment fund managed by ACM. Mr. Koe is the President and sole shareholder of ACM and Mr. Koe and ACM are the General Partners of ACP.

       (4) The principal address of ACP is 1675 S.W. Marlow Suite 315, Portland, Oregon 97225. Includes 4,470,751 shares of common stock which may be acquired upon the conversion of a subordinated convertible note payable to ACP for $22,353,737 convertible at $5.00 per share.

       (5) The principal address of Rockport Group LP is 1675 SW Marlow Suite 315 Portland, Oregon 97225.

       (6) The principal address of the Philip and Debra Barrett Charitable Remainder Trust (“Trust”) is P.O. Box 1033, Vancouver, Washington 98666.

       (7) Includes options to purchase 37,500 shares of common stock exercisable within 60 days of March 31, 2007, held by Mr. Lim.

       (8) Includes options to purchase 114,582 shares of common stock exercisable within 60 days of March 31, 2007, held by Mr. Albo.

       (9) Includes options to purchase 106,825 shares of common stock exercisable within 60 days of March 31, 2007, held by Mr. Chew.

(10) Includes options to purchase 106,825 shares of common stock exercisable within 60 days of March 31, 2007, held by Mr. Marshall.

(11) Includes options to purchase 29,166 shares of common stock exercisable within 60 days of March 31, 2007, held by Mr. Smith.

(12) Includes an aggregate of 1,708,437 of common stock issuable upon exercise of options or warrants exercisable within 60 days of March 31, 2007, 4,470,751 shares of common stock which may be acquired upon the conversion of a subordinated convertible note payable to ACP for $22,353,737 convertible at $5.00 per share, and 64,600 shares beneficially owned by Mr. Koe and ACM through an investment fund managed by ACM.

Information Regarding Equity Compensation Plans

All of our equity compensation plans have been approved by our stockholders. Our equity compensation plans and activities are more fully discussed in the notes to the consolidated financial statements in Item 7 of this Form 10-KSB.

The following table sets forth information regarding the number of shares of our common stock that may be issued pursuant to our equity compensation plans or arrangements as of March 31, 2007.

Equity Compensation Plan Information

Plan Category	Number of securities to be issued upon exercise of outstanding options, warrants and rights		Weighted-average exercise price of outstanding options, warrants and rights	Number of securities remaining available for future issuance under equity compensation plans (excluding securities reflected in column (a))
	(a)		(b)	(c)
Equity compensation plans approved by security holders	4,228,637	(1)	$2.80	3,041,130	(2)
Equity compensation plans not approved by security holders	N/A		N/A	N/A
Total	4,228,637			3,041,130

(1)          Represents shares of common stock that may be issued pursuant to outstanding options granted under the following plans: 4,223,826 shares under the 1999 Stock Option Plan, 3,161 shares under the 1996 Stock Option Plan, and 1,650 shares under the 1987 Stock Option Plan. The 1996 Stock Option Plan and the 1987 Stock Option Plan were terminated, except as to options then issued and outstanding under such plans.

(2)          Represents shares of common stock that may be issued pursuant to options available for future grant under the following plans: 2,494,627 shares under the 1999 Stock Option Plan and 546,503 shares of common stock available for purchase by employees under the 2001 Employee Stock Purchase Plan.

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

A description of the terms of the Severance and Change of Control Agreement between us and Mr. Baab, and the offer letter agreements between us and Mr. Ramachandran, and between us and Mr. Albo, may be found under the caption “Employment Contracts and Termination of Employment and Change-in-Control Arrangements” in Item 10 hereof.

We have entered into our standard form of indemnification agreement with each of our directors and certain executives.

It is our current policy that all transactions between us and our officers, directors, five percent (5%) stockholders and their affiliates will be entered into only if these transactions are approved by our Audit Committee, are on terms no less favorable to us than could be obtained from unaffiliated parties and are reasonably expected to benefit us.

Related Party Transactions

We entered into a Staff Resources Agreement in September 2004 with SourceN Inc. to obtain technical resources, certain infrastructure, workstations, and telecommunication services in India. The Executive Vice President of SourceN Inc. is the brother of our CTO and Vice President of XML-Centric Applications and Platforms, Mr. Ramachandran. Total payments made by us to SourceN were $731,000 in fiscal year 2007, $580,000 in fiscal year 2006, and $246,000 in fiscal year 2005. This agreement was subsequently terminated by us in April 2007.

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
4.1

Registration Rights Agreement by and among the Registrant, Astoria Capital Partners, L.P., Harrison H. Augur, Keogh MP and Robert D. van Roijen dated as of December 4, 2000, as amended on April 3, 2003 (included as Exhibit 4.3 to the Registrant’s Form 10-QSB filed with the Commission on August 13, 2002 and incorporated herein by reference).

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

10.9*

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

10.11

Lease Agreement dated November 9, 2004 between Registrant and The Irvine Company (included as Exhibit 10.1 to the Registrant’s Form 10-QSB filed with the Commission on November 9, 2004 and incorporated herein by reference).

10.12*

Offer Letter Agreement, effective March 17, 2004, between the Registrant and Ajay Ramachandran (included as Exhibit 10.12 to the Registrant’s Form 10-KSB filed with the Commission on July 24, 2006 and incorporated herein by reference).

10.13*

Offer Letter, dated April 22, 2006, between the Registrant and Thomas G. Lim (included as Exhibit 10.1 to the Registrant’s Form 8-K filed with the Commission on April 27, 2006 and incorporated herein by reference).

10.14*	Offer Letter Agreement, effective July 15, 2005 between the Registrant and Robert W. Albo.
21.1	Subsidiaries of the Registrant (included as Exhibit 21.1 to the Registrant’s Form 10-KSB filed with the Commission on June 28, 2002 and incorporated herein by reference).
23.1	Consent of Independent Registered Public Accounting Firm.
24.1	Power of Attorney (included in the signature page and incorporated herein by reference).
31.1	Certification of Chief Executive Officer.
31.2	Certification of Chief Financial Officer.
32.1	Certification of Chief Executive Officer and Chief Financial Officer Pursuant to 18 U.S.C. 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

*                    Indicates management contracts or compensatory plans and arrangements filed pursuant to Item 601 of Regulation S-B under the Exchange Act.

ITEM 14.         Principal Accountant Fees and Services

The following table presents the aggregate fees billed for the indicated services performed by KPMG LLP during the 2007 and 2006 fiscal years.

	2007	2006
Audit Fees	$495,431	$554,685
Tax Fees	70,700	97,605
Total	$566,131	$652,290

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

The Audit Committee pre-approved all of the services provided by KPMG LLP in fiscal years 2007 and 2006. Pursuant to the Audit Committee Charter, the Audit Committee must pre-approve audit and non-audit services to be provided to us by the independent auditor, or subsequently approve non-audit services in those circumstances where a subsequent approval is necessary and permissible.

SIGNATURES

In accordance with Section 13 or 15(d) of the Securities Exchange Act of 1934, as amended, the Registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

RAINING DATA CORPORATION
By:	/s/ THOMAS LIM
Thomas Lim
Chief Financial Officer
Date:	June 29, 2007

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

Signatures	Title	Date
/s/ CARLTON H. BAAB	President, Chief Executive Officer and Director	June 29, 2007
Carlton H. Baab	(Principal Executive Officer)
/s/ THOMAS LIM	Chief Financial Officer	June 29, 2007
Thomas Lim	(Principal Financial and Accounting Officer)
/s/ RICHARD W. KOE	Director	June 29, 2007
Richard W. Koe
/s/ GERALD F. CHEW	Director	June 29, 2007
Gerald F. Chew
/s/ DOUGLAS G. MARSHALL	Director	June 29, 2007
Douglas G. Marshall
/s/ RICHARD W. SMITH	Director	June 29, 2007
Richard W. Smith

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

The Board of Directors and Stockholders
Raining Data Corporation:

We have audited the accompanying consolidated balance sheets of Raining Data Corporation and subsidiaries as of March 31, 2007 and 2006, and the related consolidated statements of operations, cash flows, and stockholders’ equity and comprehensive loss for each of the years in the three-year period ended March 31, 2007. These consolidated financial statements are the responsibility of Raining Data Corporation’s management. Our responsibility is to express an opinion on these consolidated financial statements based on our audits.

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

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Raining Data Corporation and subsidiaries as of March 31, 2007 and 2006, and the results of their operations and their cash flows for each of the years in the three-year period ended March 31, 2007, in conformity with U.S. generally accepted accounting principles.

As discussed in notes 2 and 7 to the consolidated financial statements, effective April 1, 2006, the Company adopted the fair value method of accounting for stock-based compensation as required by Statement of Financial Accounting Standards No. 123(R), Share-Based Payment.

As discussed in notes 2 and 3 to the consolidated financial statements, effective April 1, 2006, the Company changed its method of quantifying errors.

/s/ KPMG LLP
Costa Mesa, California
June 29, 2007

RAINING DATA CORPORATION AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS

	March 31, 2007	March 31, 2006
	(In thousands, except per share data)
ASSETS
Current assets
Cash and cash equivalents	$11,654	$10,789
Trade accounts receivable, less allowance for doubtful accounts of $200 in 2007 and $182 in 2006	1,609	2,019
Other current assets	461	355
Total current assets	13,724	13,163
Property, furniture and equipment-net	949	1,055
Goodwill	26,751	26,845
Other assets	112	96
Total assets	$41,536	$41,159
LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities
Accounts payable	$130	$399
Accrued liabilities	2,536	2,885
Deferred revenue	4,801	4,886
Total current liabilities	7,467	8,170
Long-term debt-net of discount	24,150	22,893
Total liabilities	31,617	31,063
Commitments and contingencies
Stockholders’ equity
Series A convertible preferred stock: $1.00 par value; 5,000,000 shares authorized; none issued or outstanding at March 31, 2007 and 2006	—	—
Common stock: $0.10 par value; 100,000,000 shares authorized; 21,184,402 and 20,644,576 issued and oustanding as of March 31, 2007 and 2006, respectively	2,118	2,064
Additional paid-in-capital	101,385	99,341
Accumulated other comprehensive income	1,612	1,234
Accumulated deficit	(95,196)	(92,543)
Total stockholders’ equity	9,919	10,096
Total liabilities and stockholders’ equity	$41,536	$41,159

See accompanying notes to the consolidated financial statements.

RAINING DATA CORPORATION AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF OPERATIONS
For the Years Ended March 31, 2007, 2006 and 2005

	2007	2006	2005
	(In thousands, except per share data)
Net revenues
Licenses	$6,859	$8,404	$9,362
Services	11,885	11,890	12,121
Total net revenues	18,744	20,294	21,483
Operating expenses
Cost of license revenues	99	207	318
Cost of service revenues	2,117	2,274	2,333
Selling and marketing	5,466	5,219	5,582
Research and development	9,295	9,638	7,563
General and administrative	3,866	3,477	3,748
Amortization expense	—	—	1,733
Total operating expenses	20,843	20,815	21,277
Operating income (loss)	(2,099)	(521)	206
Other expense
Interest expense-net	(837)	(952)	(1,155)
Other income (expense)-net	72	(75)	28
Total other expense	(765)	(1,027)	(1,127)
Loss before income taxes	(2,864)	(1,548)	(921)
Provision for income taxes	94	76	73
Net loss	$(2,958)	$(1,624)	$(994)
Basic and diluted net loss per share	$(0.14)	$(0.08)	$(0.05)
Shares used in computing basic and diluted loss per share	20,986	20,203	18,803

See accompanying notes to the consolidated financial statements.

RAINING DATA CORPORATION AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS
For the Years Ended March 31, 2007, 2006 and 2005

	2007	2006	2005
	(In thousands)
Cash flows from operating activities:
Net loss	$(2,958)	$(1,624)	$(994)
Adjustments to reconcile net loss to net cash provided by (used in) operating activities:
Depreciation and amortization of long-lived assets	318	276	2,021
Provision for bad debt	1	—	—
Note payable discount amortization	83	83	89
Stock-based compensation expense	911	10	66
Deferred income tax expense	94	76	73
Change in assets and liabilities:
Trade accounts receivable	375	(110)	(38)
Other current and non-current assets	(68)	133	(101)
Accounts payable	(279)	(134)	188
Accrued liabilities	1,145	1,482	1,156
Deferred revenue	98	(355)	352
Net cash provided by (used in) operating activities	(280)	(163)	2,812
Cash flows used in investing activities-purchase of property, furniture and equipment	(87)	(483)	(262)
Cash flows from financing activities:
Proceeds from exercise of stock options and warrants	1,007	730	91
Proceeds from issuance of common stock	179	133	187
Repayment of debt	—	—	(38)
Net cash provided by financing activities	1,186	863	240
Effect of exchange rate changes on cash	46	(53)	52
Net increase in cash and equivalents	865	164	2,842
Cash and equivalents at beginning of period	10,789	10,625	7,783
Cash and equivalents at end of period	$11,654	$10,789	$10,625
Non-cash financing activities:
Accrued interest added to long-term debt	$1,161	$1,105	$931
Reduction of long-term debt through exercise of warrants	$—	$—	$2,671
Conversion of preferred stock to common stock	$—	$300	$—

See accompanying notes to the consolidated financial statements.

RAINING DATA CORPORATION AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY AND COMPREHENSIVE LOSS
For the Years Ended March 31, 2007, 2006 and 2005
(in thousands, except share amounts)

	Series A						Accumulated
	Convertible Preferred				Additional	Deferred	Other		Stockholders'
	Stock		Common Stock		Paid-In	Stock-Based	Comprehensive	Accumulated	Equity	Comprehensive
	Shares	Amount	Shares	Amount	Capital	Compensation	Income	Deficit	(Deficit)	Loss
Balances March 31, 2004	300,000	$ 300	18,403,132	$ 1,840	$ 95,418	$ (41)	$ 1,509	$ (89,925)	$ 9,101
Stock option and purchase plan issuances	—	—	151,705	15	263	—	—	—	278
Stock-based compensation	—	—	—	—	35	31	—	—	66
Warrants exercised	—	—	1,192,961	120	2,551	—	—	—	2,671
Net loss	—	—	—	—	—	—	—	(994)	(994)	$ (994)
Foreign currency translation adjustments	—	—	—	—	—	—	(115)	—	(115)	(115)
Comprehensive loss										$ (1,109)
Balances March 31, 2005	300,000	300	19,747,798	1,975	98,267	(10)	1,394	(90,919)	$ 11,007
Stock option and purchase plan issuances	—	—	396,678	39	824	—	—	—	863
Stock-based compensation	—	—	—	—	—	10	—	—	10
Preferred shares converted	(300,000)	(300)	500,100	50	250	—	—	—	—
Net loss	—	—	—	—	—	—	—	(1,624)	(1,624)	$ (1,624)
Foreign currency translation adjustments	—	—	—	—	—	—	(160)	—	(160)	(160)
Comprehensive loss										$ (1,784)
Balances March 31, 2006	—	—	20,644,576	2,064	99,341	—	1,234	(92,543)	10,096
Stock option and purchase plan issuances	—	—	539,826	54	1,133	—	—	—	1,187
SAB 108 cumulative effect adjustment	—	—	—	—	—	—	—	305	305
Stock-based compensation	—	—	—	—	911	—	—	—	911
Net loss	—	—	—	—	—	—	—	(2,958)	(2,958)	$ (2,958)
Foreign currency translation adjustments	—	—	—	—	—	—	378	—	378	378
Comprehensive loss										$ (2,580)
Balances March 31, 2007	—	—	21,184,402	$ 2,118	$ 101,385	$ —	$ 1,612	$ (95,196)	$ 9,919

See accompanying notes to the consolidated financial statements.

RAINING DATA CORPORATION AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

1.                 Organization

Raining Data Corporation (the “Company”) was incorporated as Blyth Holdings, Inc. under the laws of the State of Delaware in August 1987 pursuant to a reorganization of predecessor companies originally incorporated under the laws of England in 1983. The initial public offering of the Company’s stock took place in October 1987. In September 1997, the Company changed its name to Omnis Technology Corporation. In December 2000, the Company acquired PickAx. At the same time, the Company changed its name to Raining Data Corporation. The principal asset of PickAx was the capital stock of Pick Systems. PickAx acquired Pick Systems from the estate of Richard Pick, the founder of Pick Systems, in March 2000. Pick Systems was incorporated in California in November 1982.

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

Revenue Recognition—The Company recognizes and defers revenue using the residual method pursuant to the requirements of Statement of Position No. 97-2, “Software Revenue Recognition.” (SOP 97-2), as amended. Under the residual method, revenue is recognized in a multiple element arrangement when company-specific objective evidence of fair value exists for all of the undelivered elements in the arrangement, but does not exist for one or more of the delivered elements in the arrangement. At the outset of the arrangement with the customer, the Company defers revenue for the fair value of its undelivered elements based on company-specific objective evidence of the amount such items are sold to its customers by themselves and recognizes revenue for the remainder of the arrangement fee attributable to the elements initially delivered in the arrangement (e.g., software license) when the basic criteria in SOP 97-2 have been met.

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

RAINING DATA CORPORATION AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

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

RAINING DATA CORPORATION AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

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

Stock-Based Compensation—Prior to April 1, 2006, the Company’s stock-based compensation plans were accounted for in accordance with Accounting Principles Board Opinion No. 25 (“APB No. 25”), “Accounting for Stock Issued to Employees,” by applying the intrinsic value method to account for employee fixed stock-based awards. Under this method, deferred stock-based compensation is recorded on the date of grant only if the current market price of the underlying stock exceeds the exercise price. Deferred stock-based compensation is then amortized using the straight-line method over the vesting term of the underlying option. Additionally, the ESPP qualified as a non-compensatory plan under APB 25; therefore, no compensation cost was recorded in relation to the discount offered to employees for purchases made under the ESPP. The Company disclosed pro forma net income (loss) and earnings (loss) per share as if compensation for its stock options were determined based on the estimated fair value at the grant date in accordance with Statement of Financial Accounting Standards (“SFAS”) No. 123, “Accounting for Stock-Based Compensation.”

Effective April 1, 2006, the Company adopted the fair value recognition provisions of SFAS No. 123(R) (“SFAS No. 123(R)”), “Share-Based Payment,” which is a revision of SFAS No. 123. SFAS No. 123(R) supersedes APB No. 25, and amends SFAS No. 95, “Statement of Cash Flows.” SFAS No. 123(R) generally requires share-based payments to employees, including grants of employee stock options and other equity awards, to be recognized in the consolidated financial statements based on their fair values. In addition, SFAS No. 123(R) requires the benefits of tax deductions in excess of recognized compensation expense to be reported as a financing cash flow, rather than as an operating cash flow as prescribed under previous accounting rules. In its adoption, the Company elected to use the modified prospective method, under which compensation expense is recognized for all share-based awards granted after March 31, 2006 and for all awards granted to employees prior to April 1, 2006, that were unvested on the date of adoption, as adjusted for estimated forfeitures. Accordingly, prior period amounts have not been restated.

Additionally, under SFAS No. 123(R), the Company’s ESPP is considered a compensatory plan and requires recognition of compensation expense for purchases of common stock made under the ESPP. The Company recognizes compensation expense for stock option and ESPP awards ratably over the vesting period and purchase period, respectively.

Net Loss Per Share—Basic loss per share is computed using the net loss and the weighted average number of common shares outstanding during the period. Diluted loss per share is computed using the net loss and the weighted average number of common shares and dilutive potential common shares outstanding during the period when the potential common shares are not anti-dilutive. Potential dilutive common shares include, for some or all of the periods presented, outstanding stock options and warrants, convertible debt, and convertible preferred stock. There were 4,228,637, 4,190,691and 4,386,117

RAINING DATA CORPORATION AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

outstanding options to purchase shares of the Company’s common stock with exercise prices ranging from $0.75 to $17.00 per share as of March 31, 2007, $0.75 to $33.13 per share as of March 31, 2006 and $0.75 to $33.13 per share as of March 31, 2005, respectively. There were no outstanding warrants to purchase shares of the Company’s common stock at March 31, 2007 and March 31, 2006. There were outstanding warrants to purchase 500,000 shares of the Company’s common stock at March 31, 2005. Exercise prices ranged from $2.35 to $6.29 per share at March 31, 2005. There were no shares of preferred stock outstanding at March 31, 2007 and March 31, 2006. There were 300,000 shares of preferred stock, which were convertible into 500,100 shares of common stock, outstanding at March 31, 2005. There was convertible debt outstanding at March 31, 2007, 2006 and 2005, which is convertible into 4,830,084, 4,556,999, and 4,336,094 shares of common stock, respectively. The total of these items were not included in the computation of diluted earnings per share because their effect would have been anti-dilutive.

Concentration of Credit Risk—The Company supports computer software systems worldwide in diversified industries, primarily through system integrators and value added resellers. On an ongoing basis, the Company performs credit evaluations of its customer’s financial condition and generally requires no collateral. No single customer accounted for more than 10% of revenues during the fiscal years ended March 31, 2007, 2006 and 2005.

Foreign Currency Translation—The local currency is used as the functional currency for purposes of translating the financial statements of the Company’s foreign subsidiaries into the reporting currency. Assets and liabilities of these subsidiaries are translated at the exchange rate in effect at each year-end. Income statement accounts are translated at the average rate of exchange prevailing during the year. Translation adjustments arising from the use of differing exchange rates from period to period are included in accumulated other comprehensive income in stockholders’ equity. Gains and losses resulting from foreign currency transactions are included in operations.

The Company’s revenues generated through its offices located outside of the United States of America were approximately 31% of total revenue for the each of the fiscal year ended March 31, 2007, 2006 and 2005.

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

RAINING DATA CORPORATION AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

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

Goodwill and intangible assets that have indefinite useful lives are tested annually for impairment, and are tested for impairment more frequently if events and circumstances indicate that the asset might be impaired. An impairment loss is recognized to the extent that the carrying amount exceeds the asset’s fair value. For goodwill, the impairment determination is made at the reporting unit level and consists of two steps. First, the Company determines the fair value of a reporting unit and compares it to its carrying amount. Second, if the carrying amount of a reporting unit exceeds its fair value, an impairment loss is recognized for any excess of the carrying amount of the reporting unit’s goodwill over the implied fair value of that goodwill. The implied fair value of goodwill is determined by allocating the fair value of the reporting unit in a manner similar to a purchase price allocation, in accordance with the Financial Accounting Standards Board (“FASB”) Statement No. 141, “Business Combinations”. The residual fair value after this allocation is the implied fair value of the reporting unit goodwill.

Recently Issued Accounting Standards

In September 2006, the Securities and Exchange Commission issued Staff Accounting Bulletin (“SAB”) No. 108, “Considering the Effects of Prior Year Misstatements when Quantifying Misstatements in Current Year Financial Statements,” which becomes effective for the first fiscal year ending after November 15, 2006. SAB No. 108 provides guidance on the consideration of the effects of prior period misstatements in quantifying current year misstatements for the purpose of a materiality assessment. SAB No. 108 requires an entity to evaluate the impact of correcting all misstatements, including both the carryover and reversing effects of prior year misstatements, on current year financial statements. If a misstatement is material to the current year financial statements, the prior year financial statements should also be corrected, even though such revision was, and continues to be, immaterial to the prior year financial statements. Correcting prior year financial statements for immaterial errors would not require previously filed reports to be amended. Such corrections could be made in the current period filings. We adopted SAB No. 108 as of March 31, 2007 and completed our analysis under the “dual approach” of the previously existing immaterial errors, and believe the cumulative effect of correction would be material to our fiscal 2007 financial statements. Refer to Note 3 for further discussion on the method used to quantify the misstatements and the effect to our fiscal 2007 financial statements.

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

RAINING DATA CORPORATION AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

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

3.      Staff Accounting Bulletin No. 108

In September 2006, the Securities and Exchange Commission issued Staff Accounting Bulletin No. 108 (“SAB 108”), “Considering the Effects of Prior Year Misstatements when Quantifying Misstatements in Current Year Financial Statements,” which is effective for the first fiscal year ending after November 15, 2006. SAB 108 provides guidance on the consideration of the effects of prior period misstatements in quantifying current year misstatements for the purpose of a materiality assessment. SAB 108 requires an entity to evaluate the impact of correcting all misstatements, including both the carryover and reversing effects of prior year misstatements, on current year financial statements. If a misstatement is material to the current year financial statements, the prior year financial statements should also be corrected, even though such revision was, and continues to be, immaterial to the prior year financial statements. Correcting prior year financial statements for immaterial errors would not require previously filed reports to be amended. Such corrections could be made in the current period filings.

There are two methods of quantifying the effects of financial statement misstatements: the “rollover” and “iron curtain” methods. Under the rollover method, the focus is primarily on the impact of a misstatement on the income statement, including the reversing effect of prior year misstatements. As a result, this method can lead to the accumulation of misstatements in the balance sheet that may be immaterial to the balance sheet. Under the “iron curtain” method, the focus is primarily on the effect of correcting for the accumulated misstatements as of the balance sheet date with less emphasis on the reversing effects of prior year errors on the income statement. The SEC staff established an approach that requires quantification of financial statement misstatements based on both the rollover and the iron curtain methods. This approach is referred to as the “dual approach”. We adopted SAB 108 as of March 31, 2007 and completed our analysis under the “dual approach” of the previously existing immaterial errors, and believe the cumulative effect of correction would be material to our fiscal 2007 financial statements. In accordance with SAB 108, we have adjusted beginning retained earnings for fiscal year 2007 in the accompanying consolidated financial statements for the item described below.

RAINING DATA CORPORATION AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

The table below details the prior period misstatements as well as their cumulative effect on beginning retained earnings:

Effect on Retained Earnings
Professional fee accrual	$(464,000)
Deferred revenue	25,000
Vacation accrual	42,000
Foreign currency loss	69,000
Pension accrual	10,000
Tax accrual	13,000
$(305,000)

Professional fee accrual:  in prior years, as a policy, we accrued certain professional fees in the fiscal year they corresponded to, not as the services were provided. In the current year, the methodology has been changed to accrue these fees as the services are provided.

Deferred revenue:  the deferred license revenue was under accrued at April 1,2006 due to a bookkeeping error that occurred in fiscal year 2001.

Vacation accrual:  the vacation accrual was under accrued at April 1, 2006 due to bookkeeping errors which occurred in fiscal years 2005 and 2006.

Foreign currency loss:  the intercompany foreign currency transaction gains and losses were not properly computed in prior years due to bookkeeping errors, which resulted in an incorrect other comprehensive income balance at April 1, 2006.

Pension accrual:  the pension liability was under accrued at April 1, 2006 due a computational error that occurred in fiscal year 2006.

Tax liability:  the state tax accrual was under accrued at April 1, 2006 due to a computational error that occurred in fiscal year 2006.

RAINING DATA CORPORATION AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

4.                 Property, Furniture and Equipment

Property, furniture and equipment at March 31 consisted of (in thousands):

	2007	2006
Land and buildings	$841	$746
Office equipment, furniture and fixtures	5,121	4,663
Total	5,962	5,409
Accumulated depreciation and amortization	(5,013)	(4,354)
Property, furniture and equipment, net	$949	$1,055

5. Goodwill and Other Intangible Assets

The following table presents details of the Company’s intangible assets and goodwill (in thousands):

	Gross Carrying Amount	Accumulated Amortization	Balance
March 31, 2007
Assets subject to amortization:
Installed base, including core technology	$10,400	$10,400	$—
Assets not subject to amortization:
Goodwill			$26,751
March 31, 2006
Assets subject to amortization:
Installed base, including core technology	$10,400	$10,400	$—
Assets not subject to amortization:
Goodwill			$26,845

The changes in goodwill for the periods presented are a result of utilizing net operating loss carryforwards acquired in a business combinations of $94,000 and $81,000 in fiscal 2007 and 2006, respectively. The Company had aggregate amortization expense related to intangible assets of zero for the years ended March 31, 2007 and March 31, 2006, and $1.7 million for the year ended March 31, 2005. As of March 31, 2007, the Company’s intangible assets were fully amortized.

RAINING DATA CORPORATION AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

6.                 Debt

Long-Term Debt

Long-term debt of the Company, including the Note Payable to Astoria Capital Partners (“ACP”) or (“Astoria”), the Company’s largest stockholder and other related parties, as of March 31, 2007 and 2006 follows (in thousands):

LONG-TERM DEBT SCHEDULE

	March 31, 2007	March 31, 2006
Subordinated convertible note payable to Astoria	$23,946	$22,785
Plus accrued interest	295	281
Less unamortized discount	(91)	(173)
Total long-term debt	$24,150	$22,893

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

RAINING DATA CORPORATION AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

Net interest expense is comprised of the following components (in thousands):

	Twelve Months ended December 31,
	2007	2006	2005
Interest expense	$1,264	$1,208	$1,249
Interest income	(427)	(256)	(94)
Net interest expense	$837	$952	$1,155

Line of Credit

The Company has a two year credit facility with Silicon Valley Bank which provides for borrowing of up to $1.5 million at an annual interest rate of Prime plus 1.0%, provided that the annual interest rate shall never be less than 5%. The credit facility is collateralized by the Company’s assets and expires in February 2008. The credit facility contains financial and reporting covenants that require the Company to maintain certain financial ratios only when there are have outstanding borrowings on the line. There were no outstanding borrowings at March 31, 2007.

7.                 Stockholder’s Equity

Series A Convertible Preferred Stock

The Company had 5,000,000 shares of Series A convertible preferred stock (“Series A”) authorized and 0 shares of Series A issued and outstanding at March 31, 2007 and 2006. On November 28, 2005 the shareholders voted to increase the authorized number of shares of preferred stock from 300,000 to 5,000,000 shares. Holders of Series A were entitled to that number of votes equal to the number of shares of common stock into which Series A is then convertible. Dividends were payable at the option of the Board of Directors at the rate of $0.125 per share per annum, in preference to all other stockholders. Series A ranks senior to the Company’s common stock as to liquidation rights. Each share of Series A was convertible at the option of the holder into 1,667 shares of common stock. In effecting the conversion, any unpaid dividends on Series A shall be disregarded. No dividends were declared on the Series A prior to its conversion, which occurred in fiscal 2006.

Common Stock

The Company had 100,000,000 shares of common stock authorized and 21,184,402 and 20,644,576 shares of common stock issued and outstanding as of March 31, 2007 and 2006, respectively. On November 28, 2005 the shareholders voted to increase the authorized number of shares of common stock from 60,000,000 to 100,000,000 shares.

RAINING DATA CORPORATION AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

Warrants

The Company has issued warrants under various plans and in connection with the PickAx acquisition. The following table summarizes the warrants outstanding:

	Warrants	Exercise Price	Weighted Average Remaining Contractual Life (Years)
Warrants outstanding at March 31, 2005	500,000	$6.29	0.67
Cancelled	(500,000)	$6.29
Exercised	—	—
Warrants outstanding at March 31, 2006	—	—	—
Cancelled	—	—
Exercised	—	—
Warrants outstanding at March 31, 2007	—	—	—

As part of the acquisition of PickAx, the Company assumed the warrant obligations for PickAx after adjusting both the exercise price and shares underlying the warrants for the conversion ratio of 0.50916, which was the same ratio used for acquiring the PickAx common stock. The PickAx warrants were exchanged for Raining Data warrants (“Exchange Warrants”) as part of the assumption. All the PickAx warrants were for a term of five years from the original PickAx grant date. There were 1,452,737 Exchange Warrants exercised during fiscal 2005 at a warrant price of $2.35. All remaining unexercised Exchange Warrants expired during fiscal 2005.

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

Stock Options

In April 1999, the Company adopted a new stock option plan (“1999 Plan”) that provides for the granting of stock options, restricted stock, and restricted stock units to directors, employees and consultants. In conjunction with the adoption of the 1999 Plan, the Company terminated all other plans, except as to options then issued and outstanding under such plans. The 1999 Plan authorizes grants of options to purchase up to an aggregate of 5,000,000 shares of authorized but unissued common stock. On November 28, 2005, the shareholders voted to increase the number of shares authorized for issuance under the Plan by 1,500,000 shares plus an annual increase on the last day of the Company’s fiscal year equal to the lesser of (i) 3% of the Company’s total outstanding shares on the last day of the Company’s fiscal year, (ii) 2,000,000, or (iii) such lesser amount as determined in the sole and absolute discretion of the Board. Total annual increase at March 31, 2007 and March 31, 2006 under this provision was 619,337 shares and 635,532 shares, respectively. At March 31, 2007, total number of shares available for issuance under the 1999 Plan was 2,494,627 shares. Stock options are generally granted with an exercise price equal to the stock’s fair market value at the date of grant. All options under the 1999 Plan have ten-year terms and generally vest ratably over a period of four years.

RAINING DATA CORPORATION AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

Employee Stock Purchase Plan

On December 12, 2001, the Board of Directors approved the Company’s 2001 Employee Stock Purchase Plan (the “ESPP”) to provide employees of the Company with an opportunity to purchase common stock of the Company through accumulated payroll deductions. The maximum number of shares of common stock made available for sale under the ESPP is 1,000,000 shares. The offer periods of six months’ duration commence each February 15 and August 15. An employee may contribute between 1% and not exceeding 10% of their compensation not to exceed $21,250 per calendar year. Individual employee share purchases are limited to 1,500 shares per offer period. Employees are able to purchase the stock at an amount equal to 85% of the market value of a share of common stock on the enrollment date or on the exercise date, whichever is lower. Through March 31, 2007, 453,497 shares had been issued to employees under the ESPP. For the year ended March 31, 2007, 84,117 shares of common stock were issued under the ESPP. As of March 31, 2007, employee withholdings under the ESPP aggregated $15,121.

Stock-Based Compensation

Effective April 1, 2006, the Company adopted SFAS No. 123(R) using the modified prospective method and began recognizing  stock-based compensation based on an estimate of an award’s fair value.  The Company estimates the fair value of stock options granted and ESPP purchase rights using the Black-Scholes option-pricing model and a single option award approach. Under this approach, the compensation expense for awards that have a graded vesting schedule is recognized on a straight-line basis over the requisite service period.

The Company estimated the fair value of its stock options and ESPP purchase rights using the following assumptions for the year ended March 31, 2007:

	Stock options	ESPP purchase rights
Expected term	6.2 Years	0.5 Years
Expected volatility	57%	80%
Risk-free interest rate	4.44%	5.15%
Dividend yield	0%	0%
Forfeiture rate	10%	0%

Expected Term—The expected term represents the period the Company’s stock-based awards are expected to be outstanding and was determined based on historical experience with similar awards, giving consideration to the contractual terms of the stock-based awards, vesting schedules and expectations of future employee behavior as influenced by changes to the terms of its stock-based awards.

Expected Volatility—The computation of expected volatility is based on historical volatility.

Risk-Free Interest Rate—The risk-free interest rate used in the Black-Scholes valuation method is based on the yield currently available on U.S. Treasury securities with an equivalent remaining term.

Dividend Yield—No dividends are expected to be paid.

Forfeiture Rate—When estimating forfeitures, the Company considers voluntary termination behavior as well as analysis of actual option forfeitures.

RAINING DATA CORPORATION AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

Total stock-based compensation expense included in the audited consolidated statements of operations for the year ended March 31,2007 (in thousands) was as follows:

Year ended March 31, 2007
Operating expense:
Selling and marketing	$371
Research and development	253
General and administrative	287
Total stock-based compensation expense	911
Income tax benefit	—
Net stock-based compensation expense	$911

As of March 31, 2007, there was approximately $2.5 million of total unrecognized compensation cost related to nonvested share-based compensation arrangements granted under the plans. That cost is expected to be recognized over a weighted-average period of 1.3 years.

Stock option activity was as follows for fiscal year 2007:

	Number of Shares	Weighted Average Exercise Price	Weighted Average Remaining Contractual Term In Years	Aggregate Intrinsic Value
Options outstanding as of March 31, 2006	4,190,691	$2.75
Granted	1,020,000	$3.14
Exercised	(455,709)	$2.21
Forfeited	(275,818)	$2.77
Expired	(250,527)	$4.36
Options outstanding as of March 31, 2007	4,228,637	$2.80	6.3	$2,158,674
Vested and expected to vest at March 31, 2007	4,043,168	$2.80	6.1	$2,120,132
Exercisable at March 31, 2007	2,771,676	$2.70	4.9	$1,894,027

The aggregate intrinsic value in the table above represents the difference between the exercise price of the underlying awards and the quoted price of our common stock for the options that were in-the-money at March 31, 2007. During the year ended March 31, 2007, the aggregate intrinsic value of options exercised under the 1999 Plan was $831,455 determined as of the date of option exercise. Weighted-average grant-date fair values of the options granted during the years ended March 31, 2007, 2006, 2005 were $1.91, $2.10, and $2.04, respectively.

RAINING DATA CORPORATION AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

Pro-forma Disclosure under SFAS No. 123 for Periods prior to Fiscal 2006

The following table illustrates the effect on net loss and net loss per share as if we had applied the fair value recognition provisions of SFAS No. 123 to stock-based compensation during the years ended (in thousands, except per share amounts):

	2006	2005
Net loss:
As reported	$(1,624)	$(994)
Add:
Stock-based employee compensation expense included in net loss, net of tax	10	66
Less:
Total stock-based employee compensation expense determined under fair value based methods for all awards, net of tax	(1,220)	(1,206)
Pro forma net loss	$(2,834)	$(2,134)
Basic and diluted loss per share
As reported	$(0.08)	$(0.05)
Pro forma	$(0.14)	$(0.11)

The assumptions used for the above calculation of stock-based employee compensation expense were as follows:

	2006	2005
Dividend yield	0%	0%
Expected volatility	108%	117%
Risk-free interest rate	4.27%	4.01%
Estimated life	7 Years	7 Years

The Company plans on issuing new shares for stock option exercises and ESPP purchases.

Retirement Plans

The Company sponsors a 401(k) Savings and Retirement Plan (“the Plan”) for substantially all of its employees in the United States. Employees meeting the eligibility requirements may contribute specified percentages of their salaries. Under the Plan, which is qualified under Section 401(k) of the federal tax laws, the Company’s Board of Directors, in its sole discretion, may make discretionary profit-sharing contributions at 50% of the employees’ contributions up to 4% of the employees’ total compensation, to the Plan. There were no discretionary annual contributions made to the Plan for the years ended March 31, 2007, 2006 and 2005.

The Company sponsors the Raining Data UK Limited Retirement Benefits Scheme (“RDUKL Plan”) for substantially all of its employees in the United Kingdom. The RDUKL Plan is a defined contribution plan that provides retirement benefits upon attaining normal retirement age, and incidental benefits in the case of death or termination of employment prior to retirement. Raining Data UK contributes an amount ranging from 3% to 8% of each participant’s compensation to fund such benefits. In addition, participants are entitled to make voluntary contributions under the RDUKL Plan. The Company contributed

RAINING DATA CORPORATION AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

approximately $78,000, $108,000 and $121,000 to the RDUKL Plan for the years ended March 31, 2007, 2006 and 2005, respectively.

8.                 Related Party Transactions

The Company entered into a Staff Resources Agreement in September 2004 with SourceN Inc. to obtain technical professional services in India. The Executive Vice President of SourceN Inc. is the brother of our CTO and Vice President of XML-Centric Applications and Platforms, Mr. Ramachandran. Total payments made by the Company to SourceN were $731,000 in fiscal year 2007, $580,000 in fiscal year 2006, and $246,000 in fiscal year 2005. This agreement was subsequently terminated by us in April 2007.

9.                 Income Taxes

The current provision for income taxes of $94,000, $76,000, and $73,000 for the years ended March 31, 2007, 2006, and 2005, respectively, were related to foreign jurisdictions. The foreign income before income taxes was approximately $351,000, $356,000 and $328,000 in fiscal year 2007, 2006 and 2005, respectively.

The deferred income tax benefit associated with the recognition of certain foreign net operating loss reduced goodwill in the amount of $94,000, $76,000 and $73,000 for the years ended March 31, 2007, 2006 and 2004, respectively, because a portion of the net operating loss carryforwards were acquired as part of a business combination.

A reconciliation of the expected U.S. Federal tax expense attributable to income from continuing operations differed from the amounts computed by applying the U.S. Federal statutory tax rate to pretax loss from continuing operations as follows:

	2007	2006	2005
Expected U.S. Federal tax	(34.0)%	(34.0)%	(34.0)%
State taxes	(12.0)%	8.6%	(5.8)%
Foreign taxes	(9.0)%	14.0%	(3.8)%
Change in valuation allowance	46.7%	15.6%	97.4%
Research and experimental credit	(12.5)%	(36.5)%	(71.5)%
Expiration of net operating losses	17.9%	35.5%	24.9%
ISO Book Compensation	6.8%	—	—
Other	0.4%	1.7%	0.7%
Actual effective tax rate	3.3%	4.9%	7.9%

RAINING DATA CORPORATION AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

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

	2007	2006
Deferred tax assets:
Net operating loss carryforwards	$22,059	$21,826
Accruals and allowances recognized in different periods	507	487
Research and experimental credit carryforward	3,948	3,702
Depreciation	59	206
State taxes	—	1
Stock-based compensation expense	129	—
Other	119	—
Total deferred assets	26,821	26,222
Less valuation allowance	(26,821)	(26,222)
Net deferred tax asset	$—	$—

Due to uncertainties surrounding the timing of realizing the benefits of its net favorable tax attributes in the future tax returns, the Company has recorded a full valuation allowance against its net deferred tax assets at March 31, 2007, 2006 and 2005. The net change in the valuation allowance was an increase of $961,000 in 2007, $266,000 in 2006, and $823,000 in 2005.

At March 31, 2007, the Company had net operating loss carryforwards of $57.8 million for federal income tax purposes, $0.1 million for state tax purposes, and $6.9 million for foreign tax purposes expiring at various dates through 2024. During fiscal 2007, $1.2 million of federal net operating losses and $2.6 million of state net operating losses expired. Any changes in ownership, as defined by Section 382 of the Internal Revenue Code, may limit the amount of net operating loss carryforwards that can be used in any one year.

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

As of March 31, 2007, the Company has preacquisition federal, state and foreign net operating losses of $15.5 million, $0.2 million, and $0.1 million, respectively.

10.          Commitments and Contingencies

Leases—The Company leases office space and certain equipment under noncancelable operating lease agreements with terms expiring through 2010. Rent expense related to operating these leases is

RAINING DATA CORPORATION AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

recognized ratably over the entire lease term. The Company is required to pay property taxes, insurance and normal maintenance costs.

Future minimum lease payments under noncancelable operating leases with initial or remaining lease terms in excess of one year as of March 31, 2007 are as follows (in thousands):

Years Ending March 31,	Operating Leases
2008	$769
2009	710
2010	717
2011	445
2012 and thereafter	16
Total minimum lease payments	$2,657

Rent expense of $1,175,000, $1,182,000 and $1,079,000 was recognized in 2007, 2006 and 2005, respectively.

Litigation

We are subject from time to time to litigation, claims and suits arising in the ordinary course of business. As of March 31, 2007, we have the following outstanding litigations:

Raining Data v. Intrametrics.   On or about January 19, 2007, the Company filed a complaint in Orange County Superior Court that sets forth allegations that Intrametrics threatens to and has misappropriated the Company’s trade secrets. The Company’s allegations in the complaint include that Intrametrics has obtained the Company’s source code in violation of the Parties’ OEM (Original Equipment Manufacturer) Distribution Agreement and in violation of California’s laws prohibiting the misappropriation of trade secrets. The Company seeks injunctive relief from Intrametrics, including, but not limited to, compelling Intrametrics to fully comply with all of the termination provisions set forth in the OEM Agreement; enjoining Intrametrics and its employees and agents from using or disclosing the Company’s trade secrets; prohibiting Intrametrics from soliciting the Company’s current or potential customers for 3 years, and from soliciting or employing certain of the Company’s former employees for 3 years. Intrametrics filed a motion to quash the Complaint, which the Company opposed, but on the morning of the hearing, Intrametrics first notified the Company that it filed Chapter 11 bankruptcy, effectively staying the litigation in Orange County Superior Court. The Company will pursue further discovery and litigation in the Bankruptcy court in Houston, TX.

Raining Data v. Soheil Raissi (formerly the Company’s Vice President, Product Development and Professional Services), Mario Barrenechea (formerly the Company’s Senior Vice President, Worldwide Sales and Marketing, Pick and Omnis Products), and Adevnet.   On or about December 8, 2006, the Company filed a complaint in Orange County Superior Court that sets forth allegations that the defendants threaten to and have missappropriated the Company’s trade secrets. The Company’s allegations in the complaint include that the individual defendants have used and/or disclosed the Company’s trade secrets (in the form of source code and licenses and other trade secret information) in violation of their agreements with the Company to maintain the confidentiality of such trade secret information, and in violation of California laws prohibiting the misappropriation of trade secrets. The Company seeks injunctive relief from the defendants, including, but not limited to, compelling the defendants to immediately return all of the

RAINING DATA CORPORATION AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

Company’s trade secrets and property; enjoining the defendants and their employees and agents from using or disclosing the Company’s trade secrets, including the Company’s source code; ordering the defendants to disclose all gains and profits they have derived from the misappropriation of the Company’s trade secrets; enjoining the defendants from directly or indirectly supplying, selling or promoting any product that incorporates the Company’s trade secrets.

Cross-Complaint by Soheil Raissi, Mario Barrenechea and Adevnet v. Raining Data.   On or about January 10, 2007, the defendants in the case above filed a cross-complaint, alleging several claims against the Company and Carlton Baab, the Company’s President and Chief Executive Officer, unfair business practices, violation of civil rights, intentional interference with prospective economic advantage, negligent interference with prospective economic advantage, malicious prosecution, abuse of process, negligence, civil conspiracy, and injunctive relief. Cross-complainants allege general, compensatory, special, and punitive and exemplary damages in amounts “according to proof”, and seek to enjoin the Company from engaging in improper and unlawful conduct. The Company and Carlton Baab assert that all of the claims are baseless, and filed a special motion to strike all the allegations in the cross-complaint. The Company’s special motion to strike is scheduled to be heard on August 3, 2007. The Company and Carlton Baab will continue to vigorously defend their rights in this litigation. Although we cannot predict with certainty, management believes that the ultimate disposition of this matter will not have a material adverse effect on the Company’s consolidated financial statements, results of operations, cash flows or liquidity.

Indemnification

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

11.          Segment Information

The Company operates in one reportable segment. International operations consist primarily of foreign sales offices selling software developed in the United States of America combined with local service revenue. The following table summarizes consolidated financial information of the Company’s operations by geographic location (in thousands):

	North America	Europe	Total
Fiscal Year 2007
Net revenues	$12,959	$5,785	$18,744
Long lived assets	27,174	638	27,812
Fiscal Year 2006
Net revenues	$13,982	$6,312	$20,294
Long lived assets	27,170	826	27,996
Fiscal Year 2005
Net revenues	$14,906	$6,577	$21,483
Long lived assets	27,354	656	28,010

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

	Years ended March 31,
	2007	2006	2005
Databases	$14,569	$15,299	$16,566
RAD Tools	4,175	4,995	4,917
Total	$18,744	$20,294	$21,483

12.          Accrued Liabilities

Components of accrued liabilities are as follows:

	2007	2006
	(In thousands)
Payroll and related costs	$1,845	$1,956
Professional fees	136	419
Accrued taxes	134	164
Other	421	346
Total accrued liabilities	$2,536	$2,885

EXHIBIT INDEX

Exhibit	Description
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
4.1

Registration Rights Agreement by and among the Registrant, Astoria Capital Partners, L.P., Harrison H. Augur, Keogh MP and Robert D. van Roijen dated as of December 4, 2000, as amended on April 3, 2003 (included as Exhibit 4.3 to the Registrant’s Form 10-QSB filed with the Commission on August 13, 2002 and incorporated herein by reference).

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

10.9*

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

10.11

Lease Agreement dated November 9, 2004 between Registrant and The Irvine Company (included as Exhibit 10.1 to the Registrant’s Form 10-QSB filed with the Commission on November 9, 2004 and incorporated herein by reference).

10.12*

Offer Letter Agreement, effective March 17, 2004, between the Registrant and Ajay Ramachandran (included as Exhibit 10.12 to the Registrant’s Form 10-KSB filed with the Commission on July 24, 2006 and incorporated herein by reference).

10.13*

Offer Letter, dated April 22, 2006, between the Registrant and Thomas G. Lim (included as Exhibit 10.1 to the Registrant’s Form 8-K filed with the Commission on April 27, 2006 and incorporated herein by reference).

10.14*	Offer Letter Agreement, effective July 15, 2005 between the Registrant and Robert W. Albo.
21.1	Subsidiaries of the Registrant (included as Exhibit 21.1 to the Registrant’s Form 10-KSB filed with the Commission on June 28, 2002 and incorporated herein by reference).
23.1	Consent of Independent Registered Public Accounting Firm.
24.1	Power of Attorney (included in the signature page and incorporated herein by reference).
31.1	Certification of Chief Executive Officer.
31.2	Certification of Chief Financial Officer.
32.1	Certification of Chief Executive Officer and Chief Financial Officer Pursuant to 18 U.S.C. 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

*                    Indicates management contracts or compensatory plans and arrangements filed pursuant to Item 601 of Regulation S-B under the Exchange Act.