Form 10KSB/A
period 2007-03-31
RAINING DATA CORP
filed 2007-07-24
CIK 820738

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-KSB/A

(Amendment No. 1)

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

EXPLANATORY NOTE

This Amendment No. 1 on Form 10-KSB/A (the “Amendment”) amends our Annual Report on Form 10-KSB for the fiscal year ended March 31, 2007 (the “Original Filing”), filed on July 2, 2007. The Amendment provides additional disclosure under the heading “Section 16(a) Beneficial Ownership Reporting Compliance” in Part III, Item 9. Directors, Executive Officers, Promoters and Control Persons; Compliance with Section 16(a) of the Exchange Act relating to a director’s failure to file Forms 4 with respect to a substantial number of transactions in the Company’s common stock from September 12, 2005 to June 15, 2007. In addition, in connection with the filing of this Amendment and pursuant to the rules of the Securities and Exchange Commission, this Amendment includes certain currently dated certifications.

Except as described above, no other changes have been made to the Original Filing, and this Amendment does not modify or update any other information in the Original Filing. Information not affected by the changes described above is unchanged and reflects the disclosures made at the time of the Original Filing. Accordingly, this Amendment should be read in conjunction with our filings made with the Securities and Exchange Commission subsequent to the date of the Original Filing.

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

Section 16(a) Beneficial Ownership Reporting Compliance

Section 16(a) of the Exchange Act requires our officers and directors, and persons who own more than ten percent of a registered class of our equity securities, to file certain reports of ownership with the SEC and with the National Association of Securities Dealers, Inc. To our knowledge, based solely on a review of the copies of such reports furnished to us and written representations that no other reports were required during the fiscal year ended March 31, 2007, all reports required to be filed during fiscal year ended March 31, 2007 pursuant to Section 16(a) of the Exchange Act by directors, executive officers and 10% beneficial owners were timely filed, with the exception of the following late filings: one Form 3 and one Form 4 by Mr. Lim on June 5, 2006, one Form 3 by Mr. Bramley on April 4, 2007 and one Form 3 by Mr. Albo on June 21, 2007. In addition, it has recently come to the Company’s attention that Mr. Smith, a director, failed to timely file twenty-three Forms 4 with respect to fifty-nine transactions in the Company’s common stock from September 12, 2005 to June 15, 2007. Two Forms 4 were filed on behalf of Mr. Smith on July 20, 2007 disclosing all such transactions, and Mr. Smith has paid to the Company eight thousand six hundred seventy six dollars and nine cents [$8,676.09], which is the aggregate amount of the short-swing profits for his transactions in the Company’s common stock from September 12, 2005 to June 15, 2007.

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

10.14*†	Offer Letter Agreement, effective July 15, 2005 between the Registrant and Robert W. Albo.

21.1	Subsidiaries of the Registrant (included as Exhibit 21.1 to the Registrant’s Form 10-KSB filed with the Commission on June 28, 2002 and incorporated herein by reference).
23.1†	Consent of Independent Registered Public Accounting Firm.
24.1†	Power of Attorney.
31.1	Certification of Chief Executive Officer.
31.2	Certification of Chief Financial Officer.
32.1†	Certification of Chief Executive Officer and Chief Financial Officer Pursuant to 18 U.S.C. 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

*                    Indicates management contracts or compensatory plans and arrangements filed pursuant to Item 601 of Regulation S-B under the Exchange Act.

†                    Filed with the Original Filing.

SIGNATURES

In accordance with Section 13 or 15(d) of the Securities Exchange Act of 1934, as amended, the Registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

RAINING DATA CORPORATION
By:	/s/ THOMAS LIM
Thomas Lim
Chief Financial Officer
Date:	July 23, 2007

In accordance with the Securities Exchange Act of 1934, as amended, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.

Signatures	Title	Date
/s/ CARLTON H. BAAB	President, Chief Executive Officer and Director	July 23, 2007
Carlton H. Baab	(Principal Executive Officer)
/s/ THOMAS LIM	Chief Financial Officer	July 23, 2007
Thomas Lim	(Principal Financial and Accounting Officer)
*	Director	July 23, 2007
Richard W. Koe
*	Director	July 23, 2007
Gerald F. Chew
*	Director	July 23, 2007
Douglas G. Marshall
*	Director	July 23, 2007
Richard W. Smith

*                    Thomas Lim, by signing his name hereto does sign this document on behalf of the above noted individuals, pursuant to powers of attorney duly executed by such individuals, which have been filed as Exhibit 24.1 to the Original Filing.

By:	/s/ THOMAS LIM
Thomas Lim
Attorney-in-fact

EXHIBIT INDEX

Exhibit	Description
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

10.14*†	Offer Letter Agreement, effective July 15, 2005 between the Registrant and Robert W. Albo.
21.1	Subsidiaries of the Registrant (included as Exhibit 21.1 to the Registrant’s Form 10-KSB filed with the Commission on June 28, 2002 and incorporated herein by reference).
23.1†	Consent of Independent Registered Public Accounting Firm.
24.1†	Power of Attorney.
31.1	Certification of Chief Executive Officer.
31.2	Certification of Chief Financial Officer.
32.1†	Certification of Chief Executive Officer and Chief Financial Officer Pursuant to 18 U.S.C. 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

*                    Indicates management contracts or compensatory plans and arrangements filed pursuant to Item 601 of Regulation S-B under the Exchange Act.

†                    Filed with the Original Filing.