Form 10QSB
period 2007-06-30
RAINING DATA CORP
filed 2007-08-14
CIK 820738

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-QSB

(Mark One)
☒	Quarterly Report under Section 13 or 15(d) of the Securities Exchange Act of 1934

For the quarterly period ended June 30, 2007

☐	Transition Report Pursuant to Section 13 or 15(d) of the Exchange Act

For the transition period from to

Commission File number 0-16449

RAINING DATA CORPORATION

(Exact name of small business issuer as specified in its charter)

Delaware	94-3046892
(State of Incorporation)	(IRS Employer Identification No.)

25A Technology Drive Irvine, CA 92618
(Address of principal executive offices)

(949) 442-4400
(Issuer’s telephone number)

Check whether the issuer: (1) filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☒  No ☐

Indicate by check mark whether the issuer is a shell company (as defined in Rule 12b-2 of the Exchange
Act). Yes ☐  No ☒

As of June 30, 2007, there were 21,186,747 shares of issuer’s Common Stock, $.10 par value, outstanding.

Transitional Small Business Disclosure Format (Check one): Yes ☐  No ☒

RAINING DATA CORPORATION
INDEX

PART I.  FINANCIAL INFORMATION

ITEM 1.  FINANCIAL STATEMENTS

RAINING DATA CORPORATION AND SUBSIDIARIES

UNAUDITED CONDENSED CONSOLIDATED BALANCE SHEETS

	June 30, 2007	March 31, 2007
	(In thousands)
ASSETS

Current assets
Cash and cash equivalents	$11,290	$11,654
Trade accounts receivable, less allowance for doubtful accounts of $204 and $200, respectively	1,940	1,609
Other current assets	474	461
Total current assets	13,704	13,724

Property, furniture and equipment-net	922	949
Goodwill	26,732	26,751
Other assets	97	112
Total assets	$41,455	$41,536

LIABILITIES AND STOCKHOLDERS’ EQUITY

Current liabilities
Accounts payable	$250	$130
Accrued liabilities	1,987	2,536
Deferred revenue	4,943	4,801
Debt-net of discount	24,473	—
Total current liabilities	31,653	7,467
Long-term debt-net of discount	—	24,150
Total liabilities	31,653	31,617

Commitments and contingencies

Stockholders’ equity
Preferred stock	—	—
Common stock	2,119	2,118
Additional paid-in-capital	101,644	101,385
Accumulated other comprehensive income	1,423	1,612
Accumulated deficit	(95,384)	(95,196)
Total stockholders’ equity	9,802	9,919

Total liabilities and stockholders’ equity	$41,455	$41,536

See accompanying notes to the unaudited condensed consolidated financial statements.

RAINING DATA CORPORATION AND SUBSIDIARIES

UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

	Three Months Ended June 30,
	2007	2006
	(In thousands, except per share data)
Net revenues
Licenses	$2,002	$1,654
Services	2,971	3,018
Total net revenues	4,973	4,672
Operating expenses
Cost of license revenues	9	21
Cost of service revenues	485	653
Selling and marketing	1,304	1,456
Research and development	1,997	2,646
General and administrative	1,323	1,007
Total operating expenses	5,118	5,783
Operating loss	(145)	(1,111)
Other expense-net
Interest expense-net	(202)	(223)
Other income-net	178	10
Total other expense	(24)	(213)
Loss before income taxes	(169)	(1,324)
Provision for (benefit from) income taxes	19	(19)
Net loss	$(188)	$(1,305)

Basic and diluted net loss per share	$(0.01)	$(0.06)

Shares used in computing basic and diluted net loss per share	21,186	20,649

See accompanying notes to the unaudited condensed consolidated financial statements.

RAINING DATA CORPORATION AND SUBSIDIARIES

UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

	Three Months Ended June 30,
	2007	2006
	(In thousands)
Cash flows from operating activities:
Net loss	$(188)	$(1,305)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization of long-lived assets	65	75
Provision for bad debt	2	—
Debt discount amortization	21	21
Stock-based compensation expense	255	211
Income tax expense (benefit)	19	(19)
Change in assets and liabilities:
Trade accounts receivable	(369)	217
Other current and non-current assets	(31)	(112)
Accounts payable	120	(111)
Accrued liabilities	(360)	(140)
Deferred revenue	105	351
Net cash used in operating activities	(361)	(812)

Cash flows used in investing activities-purchase of property, furniture and equipment	(27)	(133)

Cash flows from financing activities-proceeds from exercise of stock options	5	86

Effect of exchange rate changes on cash	19	44

Net decrease in cash and equivalents	(364)	(815)
Cash and equivalents at beginning of period	11,654	10,789
Cash and equivalents at end of period	$11,290	$9,974

Non-cash financing activities:

Accrued interest added to debt	$302	$288

See accompanying notes to the unaudited condensed consolidated financial statements.

RAINING DATA CORPORATION AND SUBSIDIARIES

NOTES TO THE UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

June 30, 2007

1.  INTERIM FINANCIAL STATEMENTS

The unaudited interim condensed consolidated financial information furnished herein reflects all adjustments, consisting only of normal recurring items, which in the opinion of management are necessary to fairly state Raining Data Corporation and its subsidiaries’ (collectively, “Company” or “we,” “us” or “our”) results of the operations and cash flows for the dates and periods presented and to make such information presented not misleading. Certain information and footnote disclosures normally included in financial statements prepared in accordance with accounting principles generally accepted in the United States of America have been omitted pursuant to SEC rules and regulations; nevertheless, management of the Company believes that the disclosures herein are adequate to make the information presented not misleading. These condensed consolidated financial statements should be read in conjunction with the Company’s audited financial statements for the year ended March 31, 2007, contained in the Company’s Annual Report on Form 10-KSB. The results of operations for the three months ended June 30, 2007, are not necessarily indicative of results to be expected for any other interim period or the fiscal year ending March 31, 2008.

2.  RECENTLY ADOPTED ACCOUNTING STANDARDS

SAB No. 108

In September 2006, the Securities and Exchange Commission issued Staff Accounting Bulletin (“SAB”) No. 108, “Considering the Effects of Prior Year Misstatements when Quantifying Misstatements in Current Year Financial Statements.”   We adopted SAB No. 108 in the fourth quarter of fiscal 2007.  In accordance with SAB No. 108, we recorded a cumulative effect adjustment to beginning retained earnings as of April 1, 2006, as further described in the Company’s audited financial statements for the year ended March 31, 2007, contained in the Company’s Annual Report on Form 10-KSB. For comparative purposes, the statement of operations for the three months ended June 30, 2006 has been adjusted to reflect the adoption of SAB No. 108 as presented below.  The adoption of SAB No. 108 did not have a material impact on cash flows from operating, investing or financing activities for the three months ended June 30, 2006.

Effect on Statement of Operations for the three months ended June 30, 2006 Increase (decrease)
General and administrative expense	$201,000
Total operating expense	$201,000
Other income-net	$(12,000)
Total other expense	$12,000
Net loss	$213,000
Basic and diluted net loss per share	$0.01

FIN 48

In July 2006, the FASB issued FASB Interpretation No. 48, “Accounting for Uncertainty in Income Taxes - an interpretation of FASB Statement No. 109” (“FIN 48”), which clarifies the accounting and disclosure for uncertainty in tax positions by prescribing a minimum probability threshold a tax position must meet to be recognized in the financial statements. FIN 48 requires an entity to recognize all or a portion of the financial statement benefit of an uncertain income tax position only if the position, based solely on its technical merits and on all relevant information as of the reporting date, would have a greater than 50% probability of being sustained were the relevant taxing authority to audit the application tax returns. If a tax position meets the threshold, then the entity will evaluate the benefits it would recognize at increasing levels of cumulative probabilities, and will record the largest amount of benefit that would have a greater than 50% probability of being sustained on audit (including resolution of any related appeals or litigation). An entity will not recognize any benefit of an uncertain income tax position that fails to meet the greater than 50% probability threshold.

The Company is subject to the provisions of FIN 48 as of April 1, 2007, and has analyzed filing positions in the federal and state jurisdictions where it is required to file income tax returns, as well as open tax years in these jurisdictions. As a result of adoption, we have recorded no additional tax liability. As of the date of adoption, the Company’s uncertain tax positions totaled $57,000. There are no tax positions included in the balance at April 1, 2007, from which the disallowance would not affect the annual effective income tax rate.

The Company files consolidated and separate income tax return in the United States Federal jurisdiction and in certain state jurisdictions as well as foreign jurisdictions including France, Germany, and the United Kingdom. With limited exceptions, the Company is no longer subject to US Federal income tax examinations for fiscal years before 2004 and is no longer subject to state and local income tax examinations by tax authorities for fiscal years before 2003.

Neither the Company nor its subsidiaries is currently under examination by any taxing authorities.

The Company recognizes potential accrued interest and penalties related to uncertain tax positions in income tax expense. During the three months ended June 30, 2007, the Company did not recognize a significant amount in potential interest and penalties associated with uncertain tax positions. As of June 30, 2007, the Company has accrued approximately $18,000 in interest and penalties. To the extent interest and penalties are not assessed with respect to uncertain tax positions, amounts accrued will be reduced and reflected as a reduction of the overall income tax provision.

The Company does not anticipate that total unrecognized tax benefits will significantly change due to the settlement of audits and the expiration of status of limitation prior to June 30, 2008.

3. GOING CONCERN

The accompanying financial statements have been prepared assuming that the Company will continue as a going concern.  As discussed in Note 6, our Convertible Subordinated Notes issued to Astoria Capital Partners, L.P. (“Astoria”) and its limited partners are due in May 2008.  Without access to additional working capital, there is considerable doubt as to whether we will be able to continue as a going concern beyond May 2008.  Unless the Astoria notes are extended or converted into equity, we do not expect our cash flow from operating activities to be sufficient to enable us to meet our debt obligations when they mature.

We are currently exploring various options to address our going concern.  See further discussion in the Liquidity and Capital Resources section.

The carrying value of assets and liabilities in the accompanying financial statements does not include any adjustments that might result from the outcome of this uncertainty.

4. STOCK-BASED COMPENSATION

The Company has a stock option plan (“1999 Plan”) that provides for the granting of stock options, restricted stock and restricted stock units to directors, employees and consultants. The Company also has an Employee Stock Purchase Plan (“ESPP”) which allows the employees to purchase the Company’s common stock at a discount.

Total stock-based compensation expense included in the unaudited condensed consolidated statements of operations for the three months ended June 30, 2007 and 2006, (in thousands) were as follows:

	Three months ended June 30,
	2007	2006

Operating expense:
Selling and marketing	$86	$90
Research and development	79	66
General and administrative	90	55
Total stock-based compensation expense	255	211
Income tax benefit	—	—
Net stock-based compensation expense	$255	$211

As of June 30, 2007, there was approximately $2.7 million of total unrecognized compensation cost related to nonvested share-based compensation arrangements granted under the plans.  That cost is expected to be recognized over a weighted-average period of 2.8 years.

5.  RECENTLY ISSUED ACCOUNTING STANDARDS

In September 2006, the Financial Accounting Standards Board (“FASB”) issued SFAS No. 157, “Fair Value Measurements” (“SFAS No. 157”). This statement defines fair value, establishes a framework for measuring fair value in generally accepted accounting principles, and expands disclosures about fair value measurements. It also applies under other accounting pronouncements that require or permit fair value measurement as a relevant attribute. SFAS No. 157 is effective for financial statements issued for fiscal years beginning after November 15, 2007, and all interim periods within that fiscal year. Management of the Company is evaluating the impact of this pronouncement on the Company’s consolidated results of operations and financial condition.

6.  DEBT

Debt includes the Convertible Subordinated Notes due in May 2008 issued to Astoria Capital Partners, L.P. (“Astoria”), the Company’s controlling stockholder and two of its limited partners.  As of June 30, 2007 and March 31, 2007, the outstanding amounts under such notes were as follows (in thousands):

	June 30, 2007	March 31, 2007
Convertible subordinated note payable to Astoria and its limited partners	$24,241	$23,946
Plus accrued interest	302	295
Less unamortized discount	(70)	(91)
Total debt	$24,473	$24,150

Unless the Convertible Subordinated Notes are extended or converted into common stock, we do not expect our cash flow from operating activities to be sufficient to enable us to meet our obligations when these Notes mature in May 2008.  See further discussion in Note 3.

7.  STOCKHOLDERS’ EQUITY

Basic loss per share is computed using the net loss and the weighted average number of common shares outstanding during the period. Diluted loss per share is computed using the net loss and the weighted average number of common shares and dilutive potential common shares outstanding during the period when the potential common shares are not anti-dilutive. Potential dilutive common shares include outstanding stock options and convertible debt. There were outstanding options to purchase 4,326,554 shares of the Company’s common stock with exercise prices ranging from $0.75 to $17.00 per share as of June 30, 2007.  There were outstanding options to purchase 4,714,835 shares of the Company’s common stock with exercise prices ranging from $0.75 to $17.00 per share as of June 30, 2006.  There was convertible debt outstanding at June 30, 2007 and 2006, which was convertible into 4,894,656 and 4,613,200 shares of common stock, respectively.  The effects of these items were not included in the computation of diluted earnings per share because their effect would have been anti-dilutive.

The change in accumulated other comprehensive income during the three month periods ended June 30, 2007 and 2006, is the result of the effect of foreign exchange rate changes. The following table reconciles net loss as reported with total comprehensive loss (in thousands):

	Three Months ended June 30,
	2007	2006
Net loss reported	$(188)	$(1,305)
Translation adjustments—net	(189)	161
Total comprehensive loss	$(377)	$(1,144)

8.  BUSINESS SEGMENT

The Company operates in one reportable segment. International operations consist primarily of foreign sales offices selling software developed in the United States of America combined with local maintenance revenue. The following table summarizes consolidated financial information of the Company’s operations by geographic location (in thousands):

	North America	Europe/Africa	Total
Three Months Ended June 30, 2007
Net revenues	$3,389	$1,584	$4,973
At June 30, 2007
Long lived assets	$27,123	$628	$27,751
Three Months Ended June 30, 2006
Net revenues	$3,251	$1,421	$4,672
At June 30, 2006
Long lived assets	$27,209	$871	$28,080

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

	Three Months Ended June 30,
	2007	2006

Databases	$4,056	$3,325
RAD Tools	917	1,347
Total	$4,973	$4,672

9.  COMMITMENTS AND CONTINGENCIES

The Company is subject from time to time to litigation, claims and suits arising in the ordinary course of business.  As of June 30, 2007, the Company was a party to the following legal proceedings:

Raining Data v. Intrametrics.  On or about January 19, 2007, the Company filed a complaint in Orange County Superior Court that sets forth allegations that Intrametrics threatens to and has misappropriated the Company’s trade secrets.  The Company’s allegations in the complaint include that Intrametrics has obtained the Company’s source code in violation of the Parties’ OEM (Original Equipment Manufacturer) Distribution Agreement and in violation of California’s laws prohibiting the misappropriation of trade secrets.  The Company seeks injunctive relief from Intrametrics, including, but not limited to, compelling Intrametrics to fully comply with all of the termination provisions set forth in the OEM Agreement; enjoining Intrametrics and its employees and agents from using or disclosing the Company’s trade secrets; prohibiting Intrametrics from soliciting the Company’s current or potential customers for 3 years, and from soliciting or employing certain of the Company’s former employees for 3 years.  Intrametrics filed a motion to quash the Complaint, which the Company opposed, but on the morning of the hearing, Intrametrics fist notified the Company that it filed Chapter 11 bankruptcy, effectively staying the litigation in Orange County Superior Court.  The Company will pursue further discovery and litigation in the bankruptcy court in Houston, TX.

Raining Data v. Soheil Raissi (formerly the Company’s Vice President, Product Development and Professional Services), Mario Barrenechea (formerly the Company’s Senior Vice President, Worldwide Sales and Marketing, Pick and Omnis Products), and Adevnet.  On or about December 8, 2006, the Company filed a complaint in Orange County Superior Court that sets forth allegations that the defendants threaten to and have misappropriated the Company’s trade secrets.  The Company’s allegations in the complaint include that the individual defendants have used and/or disclosed the Company’s trade secrets (in the form of source code and licenses and other trade secret information) in violation of their agreements with the Company to maintain the confidentiality of such trade secret information, and in violation of California laws prohibiting the misappropriation of trade secrets. The Company seeks injunctive relief from the defendants, including, but not limited to, compelling the defendants to immediately return all of the Company’s trade secrets and property; enjoining the defendants and their employees and agents from using or disclosing the Company’s trade secrets, including the Company’s source code; ordering the defendants to disclose all gains and profits they have derived from the misappropriation of the Company’s trade secrets; enjoining the defendants from directly or indirectly supplying, selling or promoting any product that incorporates the Company’s trade secrets.

Cross-Complaint by Soheil Raissi, Mario Barrenechea and Adevnet v. Raining Data.  On or about January 10, 2007, the defendants in the case above filed a cross-complaint, alleging several claims against the Company and Carlton Baab, the Company’s President and Chief Executive Officer, unfair business practices, violation of civil rights, intentional interference with prospective economic advantage, negligent interference with prospective economic advantage, malicious prosecution, abuse of process, negligence, and civil conspiracy.  Cross-complainants allege general, compensatory, special, and punitive and exemplary damages in amounts “according to proof”, and seek to enjoin the Company from engaging in improper and unlawful conduct.  The Company and Carlton Baab assert that all of the claims are baseless, and filed a special motion to strike all the allegations in the cross-complaint.  The Company’s special motion to strike is scheduled to be heard on September 14, 2007.  The Company and Carlton Baab will continue to vigorously defend their rights in this litigation.  We are unable to estimate any loss or range of loss at this time. Management believes that the ultimate disposition of this matter will not have a material adverse effect on the Company’s consolidated financial statements, results of operations, cash flows or liquidity.

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

ITEM 2.  MANAGEMENT’S DISCUSSION AND ANALYSIS OR PLAN OF OPERATION

This Form 10-QSB contains forward-looking statements within the meaning of Section 27A of the Securities Act of 1933, as amended (the “Securities Act”), and Section 21E of the Securities Exchange Act of 1934, as amended (the “Exchange Act”). These statements may generally be identified by the use of such words as “expect,” “anticipate,” “believe,” “intend,” “plan,” “will,” or “shall,” or the negative of those terms. We have based these forward-looking statements on our current expectations and projections about future events. Forward-looking statements involve certain risks and uncertainties and actual results may differ materially from those discussed in any such statement. Factors that could cause actual results to differ materially from such forward-looking statements include the risks described under the heading “Risk Factors” in Item 2 of this Form 10-QSB and elsewhere in this Form 10-QSB. The forward-looking statements contained in this Form 10-QSB include, but are not limited to statements about the following: (1) our future success, (2) our research and development efforts, (3) our future operating results and cash flow, (4) our competitive ability and position, (5) the markets in which we operate, (6) our revenue, (7) cost of license revenue and cost of service revenue, (8) our selling and marketing costs, (9) our backlog, (10) the adoption of certain critical accounting policies and the related judgments and estimates , (11) the possibility that we may seek to take advantage of opportunities in the equity and capital markets and the possibility that we may raise additional funds through public or private equity financing or bank lines of credit or from other sources, (12) our belief that our existing cash balances combined with our cash flow from operating activities will be sufficient to meet our operating and capital expenditure requirements for the remainder of the fiscal year ending March 31, 2008, (13) the possibility that the maturity date of the Subordinated Convertible Notes may be extended or that such notes may be converted into common stock, (14) our liquidity, (15) the possibility that we may explore a sale of the Company or its assets or a corporate reorganization, and (16) our focus on the continued development and enhancement of the TigerLogic XDMS product line, identification of new and emerging application areas and discussions with channel partners for the sale and distribution of the TigerLogic product line. All forward-looking statements in this document are made as of the date hereof, based on information available to us as of the date hereof, and we assume no obligation to update any forward-looking statement.

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

TigerLogic provides an extensible and flexible development and deployment environment. Unlike other XML data management alternatives, TigerLogic XDMS does not need to know the schema or structure of data before processing and storing it. We believe the ability to make XML schemas optional is a vital innovation because the structures of operational systems frequently change, and mapping schemas for the purpose of linking to a new data source is both difficult and time-consuming. The system also enables support for schema versioning, which is critical when addressing evolving standards and XML schemas. The General Availability Release of TigerLogic XDMS version 2.6, which included support for enhanced XQuery features, including XQuery stored procedures and full-text search and support for High Availability clustering, was released in July 2006, and Version 3.0, which is the third generation release of the product and includes compliance with the XML Query 1.0 specification, released in January 2007, cache management of data sources, in-memory cache, support for Geospatial data, enhanced APIs and data replication was released for beta testing in June 2007.

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

MDMS components include the Pick Data Provider for ..Net (“PDP”) and our Pick Reporting Services Connector. The PDP component for the Microsoft .NET Framework is tightly integrated with Microsoft Visual Studio ..NET. It allows software developers using IBM’s Universe and Unidata databases and our D3 database platform to build client/server applications, Web applications or Web services using any of the languages and technologies that run on the Microsoft .NET Framework, such as Microsoft ASP.NET, Visual Basic ..NET, Visual C# .NET and Visual J# .NET. Our Pick Reporting Services Connector enables a data connection that allows Pick database users to unlock the benefits of Microsoft Reporting Services to take advantage of a comprehensive, server-based reporting solution that can author, manage, and deliver both paper-oriented and interactive, Web-based reports. This solution also allows access to IBM UniVerse, IBM UniData and Pick D3 data.

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

Sales and Distribution

In the United States, we sell our products through established distribution channels consisting of OEMs, system integrators, specialized vertical application software developers and consulting organizations. We also sell our products directly through our sales personnel to end user organizations. Outside the United States, we maintain direct sales offices in the United Kingdom, France and Germany. Approximately 32% and 30% of our revenue came from sales through our offices located outside the United States for the three months ended June 30, 2007 and 2006, respectively.

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

•       Corporate Information Technology (“IT”) Departments.

For each of the three months ended June 30, 2007 and 2006, no single customer accounted for more than 10% of our revenue.

Research and Development

We have devoted significant resources to the research and development of our products and technology. We believe that our future success will depend largely on a strong development effort with respect to both our existing and new products. These development efforts have resulted in updates and upgrades to existing MDMS and RAD products and the launch of new products including the XDMS product line. New product releases in all of our product lines are currently in progress. We expect to continue our research and development efforts in all product lines for the foreseeable future. We intend for these efforts to improve our future operating results and increase cash flow. However, such efforts may not result in additional new products or revenue, and we can make no assurances that the recently announced products or future products will be successful. We spent $2.0 million and $2.6 million on research and development for the three months ended June 30, 2007 and 2006, respectively.

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

Intellectual Property and Other Proprietary Rights

We rely primarily on a combination of trade secret, copyright and trademark laws and contractual provisions to protect our intellectual property and proprietary rights. Our trademarks include Raining Data, Pick, TigerLogic, D3, Omnis, Omnis Studio, mvEnterprise, mvBase, and mvDesigner, among others. We also have one pending U.S. patent application as of June 30, 2007.

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

Employees

At June 30, 2007, we had 110 employees worldwide of which 80 were in the United States and 30 were in our international offices. Of the 110 employees, 103 are full-time and approximately 51% are in research and development, 15% in technical support, 13% in sales and marketing and 21% in general and administrative functions.

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

EMPLOYEE STOCK-BASED COMPENSATION.  We account for stock-based compensation in accordance with SFAS No. 123(R). Under the fair value recognition provisions of this statement, share-based compensation cost is measured at the grant date based on the value of the award and is recognized as expense over the requisite service period. We estimate the fair value of stock-based awards using a Black-Scholes valuation model. Determining the fair value of share-based awards at the grant date requires judgment, including estimating volatility, expected terms, and forfeitures. If actual results differ significantly from these estimates, stock-based compensation expense and our results of operations could be materially impacted.  See note 4 in Item 1, “Stock-Based Compensation,” for additional information.

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

	Three Months Ended			Three Months Ended
	June 30, 2007			June 30, 2006
	Results	% of Net Revenues	Percent Change	Results	% of Net Revenues
	(In thousands)			(In thousands)
Net revenues
Licenses	$2,002	40%	21%	$1,654	35%
Services	2,971	60%	(2)%	3,018	65%
Total net revenues	4,973	100%	6%	4,672	100%
Operating expense
Cost of revenues:
Cost of license revenues (as a % of license revenues)	9	0%	(57)%	21	1%
Cost of service revenues (as a % of service revenues)	485	16%	(26)%	653	22%
Selling and marketing	1,304	26%	(10)%	1,456	31%
Research and development	1,997	40%	(25)%	2,646	57%
General and administrative	1,323	27%	31%	1,007	22%
Total operating expenses	5,118	103%	(11)%	5,783	124%
Operating loss	(145)	(3)%	(87)%	(1,111)	(24)%
Other expense-net	(24)	(0)%	(89)%	(213)	(5)%
Loss before income taxes	(169)	(3)%	(87)%	(1,324)	(28)%
Provision for income taxes	19	0%	200%	(19)	0%
Net loss	$(188)	(4)%	(86)%	$(1,305)	(28)%

REVENUE

NET REVENUE. Our revenue is derived principally from two sources: fees from software licensing and fees for post contract technical support. We license our software on a per-CPU, per-server, per-port or per-user basis. Therefore, the addition of CPU’s, servers, ports or users to existing systems increases our revenue from our installed base of licenses. The increase in revenue for the three months ended June 30, 2007, as compared to the same period in the prior year is due an increase in license revenue from additional users on certain existing accounts. In the longer term, we expect that the MDMS and RAD markets will eventually contract as customers adopt newer technologies, and, therefore, the revenue generated from sales of our MDMS and RAD products is expected to decrease.

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

OPERATING EXPENSES

COST OF LICENSE REVENUE. Cost of license revenue is comprised of direct costs associated with software license sales including software packaging, documentation, physical media costs and royalties. Cost of license revenue decreased in the three month period ended June 30, 2007, as compared to the same period in the prior year due to reduced headcount.  We anticipate that the cost of license revenue, as a percentage of license revenue and in absolute dollars, will be relatively stable in future periods.

COST OF SERVICE REVENUE. Cost of service revenue includes primarily personnel costs relating to providing consulting, technical support and training services.  Cost of service revenue decreased for three month period ended June 30, 2007, as compared to the same period in the prior year due to reduced headcount.  We anticipate that the cost of service revenue, as a percentage of service revenue and in absolute dollars, will be relatively stable in future periods.

SELLING AND MARKETING. Selling and marketing expense consists primarily of salaries, benefits, advertising, tradeshows, travel and overhead costs for our sales and marketing personnel.  The decrease in selling and marketing expense in the three month period ended June 30, 2007, as compared to the same period in the prior year was due to reduced headcount.  We anticipate that selling and marketing costs related to XDMS products may increase as we further develop the sales channel for these products and if customer acceptance of these products increases. In addition, if our continued research and development efforts are successful, including with respect to our XDMS products, and new products or services are created, we may incur increased sales and marketing expense to promote those new products in future periods.

RESEARCH AND DEVELOPMENT. Research and development expense consists primarily of salaries and other personnel-related expenses and overhead costs for engineering personnel including employees in the US and the UK and contractors in the US and India. The decrease in research and development expense in the three month period ended June 30, 2007, as compared to the same period in the prior year was mainly due to reduced headcount and termination of contracted professional technical services in India.  We are committed to our research and development efforts and expect research and development expense will remain at the current level in future periods or increase if we believe that additional spending is warranted. Such efforts may not result in additional new products and any new products, including the XDMS products, may not generate sufficient revenue, if any, to offset the research and development expense.

GENERAL AND ADMINISTRATIVE. General and administrative expense consists primarily of costs associated with our finance, human resources, legal and other administrative functions. These costs consist principally of salaries and other personnel-related expenses, professional fees, depreciation and overhead costs. The increase in general and administrative expense in the three month period ended June 30, 2007, as compared to the same period in prior year was mainly due to costs incurred in legal services related to pending litigation matters and personnel-related expenses.

OTHER EXPENSE. Other expense consists primarily of net interest expense and gains and losses on foreign currency transactions. The decrease in other expense during the three month period ended June 30, 2007, as compared to the same period in the prior year was mainly due to foreign currency exchange gains.  Due to the uncertainty in exchange rates, we may experience transaction gains or losses in future periods, the effect of which cannot be determined at this time.

PROVISION FOR INCOME TAXES.   Our effective tax rate was 11.2% and 1.4%, for the three months ended June 30, 2007 and 2006, respectively. The provision for income taxes reflects the tax on earnings from foreign subsidiaries. We are able to reduce the current tax liability of foreign subsidiaries with net operating loss carryforwards. However, certain carryforwards were acquired in our acquisition in December 2000. Therefore, the benefit realized from utilizing those net operating loss carryforwards reduced goodwill instead of income tax expense. Due to uncertainties surrounding the timing of realizing the benefits of the net operating loss carryforwards in the future, we have established a full valuation allowance against the related net deferred tax assets.

LIQUIDITY AND CAPITAL RESOURCES

In connection with the acquisition of PickAx, we assumed a Secured Promissory Note issued to Astoria Capital Partners, L.P. (“Astoria”) dated November 30, 2000, in the amount of $18.5 million. In January 2003, we entered into a Note Exchange Agreement (the “Exchange Agreement”) with Astoria to replace the existing Secured Promissory Note, as amended, with a Convertible Subordinated Note. Under the terms of the Exchange Agreement, the Secured Promissory Note was exchanged and replaced with a Convertible Subordinated Note having a principal amount of $22.1 million, which principal amount was equal to the outstanding principal and accrued interest payable on the Secured Promissory Note as of the date of the Exchange Agreement. In October 2005, Astoria assigned a portion of its common stock holdings totaling 870,536 shares and a portion of the Subordinated Convertible Note, totaling $1,751,832, to two of its limited partners. As such, we issued an Amended and Restated Note to Astoria for $20,749,581 and corresponding notes directly to the limited partners for $862,979 and $888,853, respectively. The Convertible Subordinated Notes are convertible into common stock at any time, at the option of the holder, at a price of $5.00 per share. The Convertible Subordinated Notes mature on May 30, 2008.  The interest rate of the Convertible Subordinated Notes is 5% per annum as compared to an interest rate of 10% per annum under the Secured Promissory Note. The interest is payable quarterly at our option in cash or through increases to the outstanding principal of the Convertible Subordinated Notes.

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

As of June 30, 2007, we had $11.3 million in cash. We believe that our existing cash balances combined with our cash flow from operating activities will be sufficient to meet our operating and capital expenditure requirements for the remainder of the fiscal year ending March 31, 2008. We are committed to research and development efforts that are intended to allow us to penetrate new markets and generate new sources of revenue and improve operating results. However, our research and development efforts have required, and will continue to require, cash outlays without the immediate or short-term receipt of related revenue. Our ability to service our debt and meet our expenditure requirements is dependent upon our future financial performance, which will be affected by, among other things, prevailing economic conditions, our ability to penetrate new markets and attract new customers, market acceptance of our new and existing products and services, the success of research and development efforts and other factors beyond our control.  Unless our future financial performance improves, we hope to take advantage of opportunities in the equity and capital markets to raise additional funds to pay down our debt under the Convertible Subordinated Notes and to fund our operating needs, or the holders of the Convertible Subordinated Notes may elect to convert such notes into common stock.  There can be no assurances that such opportunities will arise or that such holders will convert the Convertible Subordinated Notes into common stock.  If the Convertible Subordinated Notes were converted into common stock, the stockholders of the Company would experience significant dilution.  Based on our financial performance we believe we may need to negotiate with the holders of the Convertible Subordinated Notes to further extend the maturity date of the notes.  There can be no assurances that such holders would agree to extend the maturity date of the notes.  We may also seek to raise additional funds through public or private equity financing or bank lines of credit or from other sources.  Given our recent financial performance, it is unlikely that we would be in a position to obtain a line of credit in the amount necessary to repay in full the Convertible Subordinated Notes.  No assurances can be given that additional financing will be available or that, if available, such financing will be on terms favorable to the Company.  If the holders of the Convertible Subordinated Notes decline to extend the maturity date of such notes or to convert such notes into common stock, and the Company was unable to obtain sufficient, additional funds through the issuance of equity, by securing a bank line of credit, or otherwise by the maturity date of the Convertible Subordinated Notes, the Company would be in default under such notes and the Company may not be able to continue its operations.  To address our liquidity concerns, we may explore other options including a sale of the Company or its assets or a corporate reorganization.

On February 11, 2004, we entered into a two year credit facility with Silicon Valley Bank which provided us with the ability to borrow up to $1.5 million at an annual interest rate of Prime plus 1.0%, provided that the annual interest rate shall never be less than 5%. We renewed this credit facility on February 11, 2006. The credit facility is collateralized by our assets and expires in February 2008. The credit facility contains financial and reporting covenants that require us to maintain certain financial ratios only when we have outstanding borrowings on the line. There were no outstanding borrowings at June 30, 2007. Upon expiration of the term of this facility we will assess our credit and liquidity needs in relation to market factors.

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

We had no material commitments for capital expenditures as of June 30, 2007.

Net cash used in operating activities was $0.4 million and $0.8 million for the three month period ended June 30, 2007 and 2006, respectively.

Our earnings before interest, taxes, depreciation and amortization (EBITDA) was $0.2 million, or 4% of total net revenue for the three months ended June 30, 2007, and was ($0.8 million), or (18%) of total net revenue for the three months ended June 30, 2006. The increase in EBITDA for the three months ended June 30, 2007, compared to the same period in prior year was a result of increased license revenue and reduced personnel costs in the first quarter of fiscal year 2008. EBITDA is defined as net loss with an add-back for depreciation and amortization, non-cash stock-based compensation expense, interest expense, other income and income taxes. The following table reconciles EBITDA to the reported net loss:

RECONCILIATION OF EBITDA TO NET LOSS

(in thousands)

	For the Three Months ended June 30,
	2007	2006
Reported net loss	$(188)	$(1,305)
Depreciation and amortization	65	75
Stock-based compensation	255	211
Interest expense-net	202	223
Other income-net	(178)	(10)
Provision for (benefit from) income taxes	19	(19)
EBITDA	$175	$(825)

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

Our EBITDA financial information is also comparable to net cash used in operating activities. The table below reconciles EBITDA to the GAAP disclosure of net cash used in operating activities:

RECONCILIATION OF EBITDA TO NET CASH USED IN OPERATING ACTIVITIES

(in thousands)

	For the Three Months ended June 30,
	2007	2006

Net cash used in operating activities	$(361)	$(812)
Interest expense-net	202	223
Other income-net	(178)	(10)
Change in trade accounts receivable	369	(217)
Change in other current and non-current assets	31	112
Change in accounts payable	(120)	111
Change in accrued liabilities	360	140
Change in deferred revenue	(105)	(351)
Debt discount amortization	(21)	(21)
Provision for bad debt	(2)	—
EBITDA	$175	$(825)

RISK FACTORS

We operate in a rapidly changing environment that involves numerous risks and uncertainties. The following section lists some, but not all, of these risks and uncertainties that may have a material adverse effect on our business, financial condition or results of operation.

IF THE COMPANY FAILS TO ACQUIRE ADDITIONAL FUNDS TO REPAY THE CONVERTIBLE SUBORDINATED NOTES ISSUED TO ASTORIA AND OTHERS WHEN DUE, AND SUCH NOTES ARE NOT EXTENDED OR CONVERTED INTO COMMON STOCK, THE COMPANY MAY NOT BE ABLE TO CONTINUE ITS OPERATIONS.

As of June 30, 2007, we had $11.3 million in cash.  We owe Astoria and others approximately $24.5 million as of June 30, 2007, under the Convertible Subordinated Notes, which will mature on May 30, 2008.  Unless the Convertible Subordinated Notes are extended or converted into common stock, we do not expect our cash flow from operating activities to be sufficient to enable us to meet our obligations under the Convertible Subordinated Notes when they mature.

Our ability to service our debt and meet our expenditure requirements is dependent upon our future financial performance, which will be affected by, among other things, prevailing economic conditions, our ability to penetrate new markets and attract new customers, market acceptance of our new and existing products and services, the success of research and development efforts and other factors beyond our control.  If our future financial performance improves, we hope to take advantage of opportunities in the equity and capital markets to raise additional funds to pay down our debt under the Convertible Subordinated Notes and to fund our operating needs, or the holders of the Convertible Subordinated Notes may elect to convert such notes into common stock.  There can be no assurances that such opportunities will arise or that such holders will convert the Convertible Subordinated Notes into common stock.  If the Convertible Subordinated Notes were converted into common stock, the stockholders of the Company would experience significant dilution.  If our financial performance does not improve, we will need to negotiate with the holders of the Convertible Subordinated Notes to further extend the maturity date of the notes.  There can be no assurances that such holders would agree to extend the maturity date of the notes.  We may also seek to raise additional funds through public or private equity financing or bank lines of credit or from other sources.  Given our recent financial performance, it is unlikely that we would be in a position to obtain a line of credit in the amount necessary to repay in full the Convertible Subordinated Notes.  No assurances can be given that additional financing will be available or that, if available, such financing will be on terms favorable to the Company.  If the holders of the Convertible Subordinated Notes decline to extend the maturity date of such notes or to convert such notes into common stock, and the Company was unable to obtain sufficient, additional funds through the issuance of equity, by securing a bank line of credit, or otherwise by the maturity date of the Convertible Subordinated Notes, the Company would be in default under such notes and the Company may not be able to continue its operations.  To address our liquidity concerns, we may explore other options including a sale of the Company or its assets or a corporate reorganization.

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

BECAUSE THE MARKET FOR OUR MDMS MAY BE DECLINING, OUR REVENUE MAY DECLINE IF WE CANNOT MAINTAIN OUR SALES TO EXISTING CUSTOMERS OR GENERATE SALES TO NEW CUSTOMERS.

We believe that the markets for our MDMS and RAD products may be declining as customers adopt other technologies. As a result, to maintain or grow our revenue in these markets, we will need to maintain our sales to existing customers and to generate sales to new customers, including corporate development teams, commercial application developers, system integrators, independent software vendors and independent consultants. If we fail to attract new customers, if we lose our customers to competitors, or if the MDMS or RAD markets further decline, our revenue may be adversely affected. In the longer term, it is expected that the MDMS and RAD markets will eventually decline as customers adopt newer technologies.

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

THE CONCENTRATION OF OUR STOCK OWNERSHIP AND THE DEBT OWED TO ASTORIA GIVE CERTAIN STOCKHOLDERS SIGNIFICANT CONTROL OVER OUR BUSINESS.

As of June 30, 2007, Astoria beneficially owned approximately 57% of our outstanding common stock. In addition, as of June 30, 2007, the Convertible Subordinated Note issued to Astoria and other related parties had a balance of approximately $24.5 million in principal and accrued interest maturing on May 30, 2008. Richard W. Koe, Chairman of the Board of Directors, serves as the Managing General Partner for Astoria Capital Management, which is a general partner of Astoria. Carlton H. Baab, our President, Chief Executive Officer, and Director, served as a Managing Principal of Astoria Capital Management until taking a formal leave of absence to join us in August 2001. This concentration of stock ownership, together with the outstanding debt, would allow Astoria, acting alone, to block any actions that require approval of our stockholders, including the election of members to the Board of Directors and the approval of significant corporate transactions. Moreover, this concentration of ownership may delay or prevent a change in control.

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

THE INABILITY TO PROTECT OUR INTELLECTUAL PROPERTY COULD HARM OUR ABILITY TO COMPETE.

Our ability to compete successfully will depend, in part, on our ability to protect our proprietary technology and operations without infringing upon the rights of others. We may fail to do so. In addition, the laws of certain countries in which our products are, or may be, licensed may not protect our proprietary rights to the same extent as the laws of the United States. We rely primarily on a combination of trade secret, copyright and trademark laws and contractual provisions to protect our intellectual property and proprietary rights. Our trademarks include Raining Data, Pick, D3, Omnis, Omnis Studio, mvEnterprise, mvBase, mvDesigner and TigerLogic, among others. We also have one pending U.S. patent application as of June 30, 2007. In addition to trademark and copyright protections, we license our products to end users on a “right to use” basis pursuant to a perpetual license agreement that restricts use of products to a specified number of users.

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

As further described in Part II, Item 1 hereof, the Company has filed complaints in Orange County Superior Court that sets forth allegations that certain parties threaten to and have misappropriated the Company’s trade secrets, including the possible release of certain source code.

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

As of June 30, 2007, we had 21,186,747 outstanding shares of common stock, of which approximately 9,700,000 shares were restricted securities held by Astoria and other holders. Restricted securities may be sold in the public market only if they are registered or if they qualify for an exemption from registration promulgated under the Securities Act.  At present, all of our outstanding restricted securities are either entitled to registration rights or eligible for public sale under Rule 144, subject to volume limitations and other requirements of Rule 144. If Astoria or other holders decide to exercise their demand registration rights, we would incur costs and expenses associated with the registration of securities.

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

OUR GLOBAL OPERATIONS EXPOSE US TO ADDITIONAL RISKS AND CHALLENGES ASSOCIATED WITH CONDUCTING BUSINESS INTERNATIONALLY.

We operate on a global basis with offices or distributors in Europe, Africa, Asia, Latin America, South America, Australia and North America and development efforts in North America, India and Europe. Approximately 32% of our revenue for the three months ended June 30, 2007, was generated from our international offices. We face several risks inherent in conducting business internationally, including but not limited to the following:

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

ITEM 3.  CONTROLS AND PROCEDURES

Evaluation of Disclosure Controls and Procedures

Our principal executive officer and principal financial officer evaluated the effectiveness of our disclosure controls and procedures as of the end of the period covered by this report. Based on such evaluation, our principal executive officer and principal financial officer have concluded that our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act) were designed to ensure that information required to be disclosed by us in reports that we file or submit under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in SEC rules and accumulated and communicated to our management, including our principal executive officer and principal financial officer, to allow timely decisions regarding required disclosure; however, it was concluded that such controls were ineffective, as of the end of the period covered by this report, because it recently came to the Company’s attention that Richard Smith, a director, failed to timely file twenty-three Form 4’s with respect to fifty-nine transactions in the Company’s common stock from September 12, 2005 to June 15, 2007. Two Form 4’s were filed on behalf of Mr. Smith on July 20, 2007 disclosing all such transactions, and Mr. Smith has paid to the Company eight thousand six hundred seventy six dollars and nine cents ($8,676.09), which is the aggregate amount of the short-swing profits for his transactions in the Company’s common stock from September 12, 2005 to June 15, 2007.

A control system, no matter how well conceived and operated, can provide only reasonable, not absolute, assurance that the objectives of the control system are met. Management necessarily applied its judgment in assessing the benefits of controls relative to their costs. Because of the inherent limitations in all control systems, no evaluation of controls can provide absolute assurance that all control issues, if any, within the Company have been detected.

Changes in Internal Control over Financial Reporting

There was no change in our internal control over financial reporting that occurred during our last fiscal quarter that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

PART II. OTHER INFORMATION

ITEM 1.  LEGAL PROCEEDINGS

We are subject from time to time to litigation, claims and suits arising in the ordinary course of business. As of June 30, 2007, we have the following outstanding legal proceedings:

1.  Raining Data v. Intrametrics.  On or about January 19, 2007, the Company filed a complaint in Orange County Superior Court that sets forth allegations that Intrametrics threatens to and has misappropriated the Company’s trade secrets.  The Company’s allegations in the complaint include that Intrametrics has obtained the Company’s source code in violation of the Parties’ OEM (Original Equipment Manufacturer) Distribution Agreement and in violation of California’s laws prohibiting the misappropriation of trade secrets.  The Company seeks injunctive relief from Intrametrics, including, but not limited to, compelling Intrametrics to fully comply with all of the termination provisions set forth in the OEM Agreement; enjoining Intrametrics and its employees and agents from using or disclosing the Company’s trade secrets; prohibiting Intrametrics from soliciting the Company’s current or potential customers for 3 years, and from soliciting or employing certain of the Company’s former employees for 3 years.  Intrametrics filed a motion to quash the Complaint, which the Company opposed, but on the morning of the hearing, Intrametrics fist notified the Company that it filed Chapter 11 bankruptcy, effectively staying the litigation in Orange County Superior Court.  The Company will pursue further discovery and litigation in the bankruptcy court in Houston, TX.

2.  Raining Data v. Soheil Raissi (formerly the Company’s Vice President, Product Development and Professional Services), Mario Barrenechea (formerly the Company’s Senior Vice President, Worldwide Sales and Marketing, Pick and Omnis Products), and Adevnet.  On or about December 8, 2006, the Company filed a complaint in Orange County Superior Court that sets forth allegations that the defendants threaten to and have misappropriated the Company’s trade secrets.  The Company’s allegations in the complaint include that the individual defendants have used and/or disclosed the Company’s trade secrets (in the form of source code and licenses and other trade secret information) in violation of their agreements with the Company to maintain the confidentiality of such trade secret information, and in violation of California laws prohibiting the misappropriation of trade secrets. The Company seeks injunctive relief from the defendants, including, but not limited to, compelling the defendants to immediately return all of the Company’s trade secrets and property; enjoining the defendants and their employees and agents from using or disclosing the Company’s trade secrets, including the Company’s source code; ordering the defendants to disclose all gains and profits they have derived from the misappropriation of the Company’s trade secrets; enjoining the defendants from directly or indirectly supplying, selling or promoting any product that incorporates the Company’s trade secrets.

3.  Cross-Complaint by Soheil Raissi, Mario Barrenechea and Adevnet v. Raining Data.  On or about January 10, 2007, the defendants in the case above filed a cross-complaint, alleging several claims against the Company and Carlton Baab, the Company’s President and Chief Executive Officer, unfair business practices, violation of civil rights, intentional interference with prospective economic advantage, negligent interference with prospective economic advantage, malicious prosecution, abuse of process, negligence, civil conspiracy, and injunctive relief.  Cross-complainants allege general, compensatory, special, and punitive and exemplary damages in amounts “according to proof”, and seek to enjoin the Company from engaging in improper and unlawful conduct.  The Company and Carlton Baab assert that all of the claims are baseless, and filed a special motion to strike all the allegations in the cross-complaint.  The Company’s special motion to strike is scheduled to be heard on September 14, 2007.  The Company and Carlton Baab will continue to vigorously defend their rights in this litigation.

An unfavorable resolution of these legal proceedings could have a material adverse effect on the Company’s business, results of operations, financial condition and cash flows.

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

Date: August 14, 2007	RAINING DATA CORPORATION

/s/ Thomas Lim
Thomas Lim
Chief Financial Officer and Duly Authorized Officer

EXHIBIT INDEX

31.1	Certification of Chief Executive Officer
31.2	Certification of Chief Financial Officer
32.1	Certification of Chief Executive Officer and Chief Financial Officer Pursuant to 18 U.S.C. 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.