Form 10QSB
period 2007-09-30
RAINING DATA CORP
filed 2007-11-14
CIK 820738

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-QSB

(Mark One)

☒                              Quarterly Report under Section 13 or 15(d) of the Securities Exchange Act of 1934

For the quarterly period ended September 30, 2007

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

As of September 30, 2007, there were 21,320,492 shares of issuer’s Common Stock, $.10 par value, outstanding.

Transitional Small Business Disclosure Format (Check one): Yes ☐  No ☒

RAINING DATA CORPORATION
INDEX

PART I. FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

RAINING DATA CORPORATION AND SUBSIDIARIES
UNAUDITED CONDENSED CONSOLIDATED BALANCE SHEETS

	September 30, 2007	March 31, 2007
	(In thousands)
ASSETS

Current assets
Cash and cash equivalents	$12,234	$11,654
Trade accounts receivable, less allowance for doubtful accounts of $287 and $200, respectively	2,029	1,609
Other current assets	446	461
Total current assets	14,709	13,724

Property, furniture and equipment-net	909	949
Goodwill	26,674	26,751
Other assets	102	112
Total assets	$42,394	$41,536

LIABILITIES AND STOCKHOLDERS’ EQUITY

Current liabilities
Accounts payable	$187	$130
Accrued liabilities	2,004	2,536
Deferred revenue	5,084	4,801
Debt-net of discount	951	—
Total current liabilities	8,226	7,467
Long-term debt-net of discount	23,852	24,150
Total liabilities	32,078	31,617

Commitments and contingencies
Subsequent event

Stockholders’ equity
Preferred stock	—	—
Common stock	2,132	2,118
Additional paid-in-capital	102,183	101,385
Accumulated other comprehensive income	1,305	1,612
Accumulated deficit	(95,304)	(95,196)
Total stockholders’ equity	10,316	9,919

Total liabilities and stockholders’ equity	$42,394	$41,536

See accompanying notes to the unaudited condensed consolidated financial statements.

RAINING DATA CORPORATION AND SUBSIDIARIES
UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(In thousands, except per share amounts)

	Three Months Ended September 30,		Six Months Ended September 30,
	2007	2006	2007	2006

Net revenues
Licenses	$1,959	$1,686	$3,961	$3,340
Services	2,987	2,910	5,958	5,928
Total net revenues	4,946	4,596	9,919	9,268
Operating expenses
Cost of license revenues	12	19	21	40
Cost of service revenues	454	488	939	1,141
Selling and marketing	1,373	1,394	2,677	2,850
Research and development	1,922	2,198	3,919	4,844
General and administrative	1,048	1,002	2,371	2,009
Total operating expenses	4,809	5,101	9,927	10,884
Operating income (loss)	137	(505)	(8)	(1,616)
Other income (expense)
Interest expense-net	(204)	(208)	(406)	(431)
Other income (expense)-net	205	(3)	383	7
Total other income (expense)	1	(211)	(23)	(424)
Income (loss) before income taxes	138	(716)	(31)	(2,040)
Provision for income taxes	58	59	77	40
Net income (loss)	$80	$(775)	$(108)	$(2,080)

Basic net income (loss) per share	$0.00	$(0.04)	$(0.01)	$(0.10)

Diluted net income (loss) per share	$0.00	$(0.04)	$(0.01)	$(0.10)

Shares used in computing basic net income (loss) per share	21,241	20,989	21,214	20,820

Shares used in computing diluted net income (loss) per share	22,073	20,989	21,214	20,820

See accompanying notes to the unaudited condensed consolidated financial statements.

RAINING DATA CORPORATION AND SUBSIDIARIES
UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

	Six Months Ended September 30,
	2007	2006
	(In thousands)
Cash flows from operating activities:
Net loss	$(108)	$(2,080)
Adjustments to reconcile net loss to net cash provided by (used in) operating activities:
Depreciation and amortization of long-lived assets	132	154
Provision for bad debt	74	—
Note payable discount amortization	42	41
Stock-based compensation expense	556	457
Deferred income tax expense	77	40
Foreign currency exchange gain	(334)	(40)
Change in assets and liabilities:
Trade accounts receivable	(64)	391
Other current and non-current assets	(3)	(95)
Accounts payable	53	(133)
Accrued liabilities	60	158
Deferred revenue	(231)	(120)
Net cash provided by (used in) operating activities	254	(1,227)

Cash flows used in investing activities-purchase of property, furniture and equipment	(33)	(140)

Cash flows from financing activities:
Proceeds from exercise of stock options	204	981
Proceeds from issuance of common stock	52	112
Net cash provided by financing activities	256	1,093

Effect of exchange rate changes on cash	103	74

Net increase (decrease) in cash and cash equivalents	580	(200)
Cash and cash equivalents at beginning of period	11,654	10,789
Cash and cash equivalents at end of period	$12,234	$10,589

Non-cash financing activities:
Accrued interest added to debt	$611	$568

See accompanying notes to the unaudited condensed consolidated financial statements.

RAINING DATA CORPORATION AND SUBSIDIARIES

NOTES TO THE UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

September 30, 2007

1. INTERIM FINANCIAL STATEMENTS

The unaudited interim condensed consolidated financial information furnished herein reflects all adjustments, consisting only of normal recurring items, which in the opinion of management are necessary to fairly state Raining Data Corporation and its subsidiaries’ (collectively, “Company” or “we,” “us” or “our”) results of the operations and cash flows for the dates and periods presented and to make such information presented not misleading. Certain information and footnote disclosures normally included in financial statements prepared in accordance with accounting principles generally accepted in the United States of America have been omitted pursuant to SEC rules and regulations; nevertheless, management of the Company believes that the disclosures herein are adequate to make the information presented not misleading. These condensed consolidated financial statements should be read in conjunction with the Company’s audited financial statements for the year ended March 31, 2007, contained in the Company’s Annual Report on Form 10-KSB. The results of operations for the three and six months ended September 30, 2007, are not necessarily indicative of results to be expected for any other interim period or the fiscal year ending March 31, 2008.

2. RECENTLY ADOPTED ACCOUNTING STANDARDS

SAB No. 108

In September 2006, the Securities and Exchange Commission issued Staff Accounting Bulletin (“SAB”) No. 108, “Considering the Effects of Prior Year Misstatements when Quantifying Misstatements in Current Year Financial Statements.”  We adopted SAB No. 108 in the fourth quarter of fiscal 2007. In accordance with SAB No. 108, we recorded a cumulative effect adjustment to beginning retained earnings as of April 1, 2006, as further described in the Company’s audited financial statements for the year ended March 31, 2007, contained in the Company’s Annual Report on Form 10-KSB. For comparative purposes, the statement of operations for the three and six months ended September 30, 2006 has been adjusted to reflect the adoption of SAB No. 108 as decribed below. The adoption of SAB No. 108 did not require revision to cash flows from operating, investing or financing activities for the three and six months ended September 30, 2006.

For the three months ended September 30, 2006, the effect of adopting SAB No. 108 was a decrease in general and administrative expenses of $73,000, and an increase in other expense of $17,000. The effect on net loss for the three months ended September 30, 2006 was a decrease in net loss of $56,000 with no effect on basic or diluted net loss per share. For the six months ended September 30, 2006, the effect of adopting SAB No. 108 was an increase in general and administrative expenses of $128,000, and an increase in other expense of $29,000. The effect on net loss was an increase in net loss of $157,000, and the effect on basic and diluted net loss per share was an increase in net loss per share of $0.01.

FIN 48

In July 2006, the FASB issued FASB Interpretation No. 48, “Accounting for Uncertainty in Income Taxes - an interpretation of FASB Statement No. 109” (“FIN 48”), which clarifies the accounting and disclosure for uncertainty in tax positions by prescribing a minimum probability threshold a tax position must meet to be recognized in the financial statements. FIN 48 requires an entity to recognize all or a portion of the financial statement benefit of an uncertain income tax position only if the position, based solely on its technical merits and on all relevant information as of the reporting date, would have a greater than 50% probability of being sustained were the relevant taxing authority to audit the applicable tax returns. If a tax position meets the threshold, then the entity will evaluate the benefits it would recognize at increasing levels of cumulative probabilities, and will record the largest amount of benefit that would have a greater than 50% probability of being sustained on audit (including resolution of any related appeals or litigation). An entity will not recognize any benefit of an uncertain income tax position that fails to meet the greater than 50% probability threshold.

The Company is subject to the provisions of FIN 48 as of April 1, 2007, and has analyzed filing positions in the federal and state jurisdictions where it is required to file income tax returns, as well as open tax years in these jurisdictions. As a result of adoption, we have recorded no additional tax liability. As of the date of adoption, the Company’s uncertain tax positions totaled $94,000, all of which would affect our annual effective income tax rate if recognized.

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

The Company recognizes potential accrued interest and penalties related to uncertain tax positions in income tax expense. During the six months ended September 30, 2007, the Company did not recognize a significant amount in potential interest and penalties associated with uncertain tax positions. As of September 30, 2007, the Company has accrued approximately $18,000 in interest and penalties. To the extent interest and penalties are not assessed with respect to uncertain tax positions, amounts accrued will be reduced and reflected as a reduction of the overall income tax provision.

The Company does not anticipate that total unrecognized tax benefits will significantly change due to the settlement of audits and the expiration of statute of limitation prior to September 30, 2008.

3. STOCK-BASED COMPENSATION

The Company has a stock option plan (“1999 Plan”) that provides for the granting of stock options, restricted stock and restricted stock units to directors, employees and consultants. The Company also has an Employee Stock Purchase Plan (“ESPP”) which allows the employees to purchase the Company’s common stock at a discount.

Total stock-based compensation expense included in the unaudited condensed consolidated statements of operations for the three and six months ended September 30, 2007 and 2006, (in thousands) were as follows:

	Three Months Ended September 30,		Six Months Ended September 30,
	2007	2006	2007	2006

Cost of revenue	$2	$—	$2	$4
Operating expenses:
Selling and marketing	146	95	233	185
Research and development	64	74	142	136
General and administrative	89	77	179	132
Total stock-based compensation expense	301	246	556	457
Income tax benefit	—	—	—	—
Net stock-based compensation expense	$301	$246	$556	$457

As of September 30, 2007, there was approximately $2.9 million of total unrecognized compensation cost related to nonvested share-based compensation arrangements granted under the plans. That cost is expected to be recognized over a weighted-average period of 2.9 years.

4. RECENTLY ISSUED ACCOUNTING STANDARDS

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

5. DEBT

Astoria Capital Partners, L.P. (“Astoria”), GFAM Hedge Partnership (“GFAM”) and CAM Small Cap Fund L.P., are each holders of a 5% Convertible Subordinated Note Due in May 2008. The interest rate of the Convertible Subordinated Notes is 5% per annum, payable quarterly, which has been refinanced through increases to the outstanding principal of the Convertible Subordinated Notes. The Convertible Subordinated Notes have a maturity date of May 30, 2008. The Convertible Subordinated Notes are convertible into common stock, at the option of the holder, at a price of $5.00 per share, at any time through May 29, 2008.

As of September 30, 2007 and March 31, 2007, the outstanding amounts under such notes were as follows (in thousands):

	September 30,	March 31,
	2007	2007
Subordinated convertible notes payable	$24,543	$23,946
Plus accrued interest	309	295
Less unamortized discount	(49)	(91)
Total notes payable	$24,803	$24,150

6. SUBSEQUENT EVENT

On October 4, 2007, the Company received a conversion notice from Astoria and on October 5, 2007, the Company received a conversion notice from GFAM, each electing to convert its Convertible Subordinated Note in full. As a result, $22,917,000 of outstanding principal owed to Astoria under its Convertible Subordinate Note was converted into 4,583,400 shares of the Company’s common stock, and $981,000 of outstanding principal owed to GFAM under its Convertible Subordinated Note was converted into 196,200 shares of the Company’s common stock. Per the terms of the Convertible Subordinated Notes, the Company made a cash payment to Astoria and GFAM of approximately $13,181 and $1,264, respectively, for amounts outstanding under the Convertible Subordinated Notes that were not converted into shares of common stock. Following the conversion of such Convertible Subordinated Notes and the cash payment to Astoria and GFAM, the Convertible Subordinated Notes held by Astoria and GFAM were cancelled. After the conversion by Astoria and GFAM, one Convertible Subordinated Note remains outstanding, with a principal balance of approximately $1 million.

7. STOCKHOLDERS’ EQUITY

The following table sets forth the computation of basic and diluted net income (loss) per share:

	Three Months Ended		Six Months Ended
	September 30,		September 30,
	2007	2006	2007	2006
	(In thousands, except per share amounts)

Net income (loss)	$80	$(775)	$(108)	$(2,080)
Shares:
Weighted-average shares outstanding-basic	21,241	20,989	21,214	20,820
Potential dilutive common shares, using treasury stock method	832	—	—	—
Weighted-average shares outstanding-diluted	22,073	20,989	21,214	20,820
Net income (loss) per share:
Basic	$0.00	$(0.04)	$(0.01)	$(0.10)
Diluted	$0.00	$(0.04)	$(0.01)	$(0.10)

Basic income (loss) per share is computed using the net income (loss) and the weighted average number of common shares outstanding during the period. Diluted income (loss) per share is computed using the net income (loss) and the weighted average number of common shares and potential common shares outstanding during the period when the potential common shares are dilutive. Potential dilutive common shares include outstanding stock options and convertible debt.

  Weighted outstanding options to purchase 2,348,853 shares of the Company’s common stock, and convertible debt outstanding, which was convertible into 4,908,600 shares, have been excluded from the computation of diluted net income per share for the three months ended September 30, 2007. Weighted outstanding options to purchase 4,284,018 shares of the Company’s common stock were excluded from diluted net loss per share calculation for the six months ended September 30, 2007. Weighted outstanding options to purchase 4,441,223 shares and 4,460,971 shares of the Company’s common stock were excluded from diluted net loss per share calculation for the three and six months ended September 30, 2006, respectively.  Convertible debt outstanding, which was convertible into 4,848,200 shares of the Company's common stock was excluded from the computation of diluted net loss per share for the six months ended September 30, 2007. Convertible debt outstanding, which was convertible into 4,670,600 shares and 4,613,000 shares of the Company's common stock was excluded from the computation of diluted net loss per share for the three and six months ended September 30, 2006, respectively. The effects of these items were not included in the computation of diluted income (loss) per share because their effect would have been anti-dilutive.

The change in accumulated other comprehensive loss during the three and six month periods ended September 30, 2007 and 2006, is the result of the effect of foreign exchange rate changes. The following table reconciles net income (loss) as reported with total comprehensive loss (in thousands):

	Three Months Ended		Six Months Ended
	September 30,		September 30,
	2007	2006	2007	2006
Net income (loss) reported	$80	$(775)	$(108)	$(2,080)
Translation adjustments—net	(118)	(77)	(307)	84
Total comprehensive loss	$(38)	$(852)	$(415)	$(1,996)

8. BUSINESS SEGMENT

The Company operates in one reportable segment. International operations consist primarily of foreign sales offices selling software developed in the United States of America combined with local maintenance revenue. The following table summarizes consolidated financial information of the Company’s operations by geographic location (in thousands):

	Three Months Ended September 30,		Six Months Ended September 30,
	2007	2006	2007	2006
Net revenue
North America	$3,303	$3,185	$6,692	$6,436
Europe/Africa	1,643	1,411	3,227	2,832
Total	$4,946	$4,596	$9,919	$9,268

	September 30, 2007	March 31,2007
Long-lived assets
North America	$27,048	$27,174
Europe/Africa	637	638
Total	$27,685	$27,812

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

	Three Months Ended September 30,		Six Months Ended September 30,
	2007	2006	2007	2006

Databases	$3,969	$4,187	$8,025	$7,512
RAD Tools	977	409	1,894	1,756
Total	$4,946	$4,596	$9,919	$9,268

9. COMMITMENTS AND CONTINGENCIES

The Company is subject from time to time to litigation, claims and suits arising in the ordinary course of business. As of September 30, 2007, the Company was a party to the following legal proceedings:

Raining Data v. Intrametrics.  On or about January 19, 2007, the Company filed a complaint in Orange County Superior Court that sets forth allegations that Intrametrics threatens to and has misappropriated the Company’s trade secrets.  The Company’s allegations in the complaint include that Intrametrics has obtained the Company’s source code in violation of the Parties’ OEM (Original Equipment Manufacturer) Distribution Agreement and in violation of California’s laws prohibiting the misappropriation of trade secrets.  The Company seeks injunctive relief from Intrametrics, including, but not limited to, compelling Intrametrics to fully comply with all of the termination provisions set forth in the OEM Agreement; enjoining Intrametrics and its employees and agents from using or disclosing the Company’s trade secrets; prohibiting Intrametrics from soliciting the Company’s current or potential customers for 3 years, and from soliciting or employing certain of the Company’s former employees for 3 years.  Intrametrics filed a motion to quash the Complaint, which the Company opposed, but on the morning of the hearing, Intrametrics first notified the Company that it filed Chapter 11 bankruptcy, effectively staying the litigation in Orange County Superior Court.  The Company is pursuing further discovery and litigation in the bankruptcy court in Houston, TX.

Raining Data v. Soheil Raissi (formerly the Company’s Vice President, Product Development and Professional Services), Mario Barrenechea (formerly the Company’s Senior Vice President, Worldwide Sales and Marketing, Pick and Omnis Products), and Adevnet, LLC.  On or about December 8, 2006, the Company filed a complaint in Orange County Superior Court that sets forth allegations that the defendants threaten to and have misappropriated the Company’s trade secrets.  The Company’s allegations in the complaint include that the individual defendants have used and/or disclosed the Company’s trade secrets (in the form of source code and licenses and other trade secret information) in violation of their agreements with the Company to maintain the confidentiality of such trade secret information, and in violation of California laws prohibiting the misappropriation of trade secrets. The Company seeks injunctive relief from the defendants, including, but not limited to, compelling the defendants to immediately return all of the Company’s trade secrets and property; enjoining the defendants and their employees and agents from using or disclosing the Company’s trade secrets, including the Company’s source code; ordering the defendants to disclose all gains and profits they have derived from the misappropriation of the Company’s trade secrets; enjoining the defendants from directly or indirectly supplying, selling or promoting any product that incorporates the Company’s trade secrets.

Cross-Complaint by Soheil Raissi, Mario Barrenechea and Adevnet v. Raining Data. On or about January 10, 2007, the defendants filed a cross-complaint against the Company and Carlton Baab (the Company’s President and Chief Executive Officer) for the following claims:  unfair business practices, violation of civil rights, intentional interference with prospective economic advantage, negligent interference with prospective economic advantage, malicious prosecution, abuse of process, negligence, and civil conspiracy. Cross-complainants allege general, compensatory, special, and punitive and exemplary damages in amounts “according to proof”, and seek to enjoin the Company from engaging in improper and unlawful conduct.  The Company and Carlton Baab (the “Cross-Defendants”) contend that all of the claims are baseless, and filed a special motion to strike all of the claims in the cross-complaint.  The Company’s special motion to strike is scheduled to be heard in April 2008.  The Cross-Defendants will continue to vigorously defend their rights in this litigation.  We are unable to estimate any loss or range of loss at this time. Management believes that the ultimate disposition of this matter will not have a material adverse effect on the Company’s consolidated financial statements, results of operations, cash flows or liquidity.

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

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OR PLAN OF OPERATION

This Form 10-QSB contains forward-looking statements within the meaning of Section 27A of the Securities Act of 1933, as amended (the “Securities Act”), and Section 21E of the Securities Exchange Act of 1934, as amended (the “Exchange Act”). These statements may generally be identified by the use of such words as “expect,” “anticipate,” “believe,” “intend,” “plan,” “will,” or “shall,” or the negative of those terms. We have based these forward-looking statements on our current expectations and projections about future events. Forward-looking statements involve certain risks and uncertainties and actual results may differ materially from those discussed in any such statement. Factors that could cause actual results to differ materially from such forward-looking statements include the risks described under the heading “Risk Factors” in Item 2 of this Form 10-QSB and elsewhere in this Form 10-QSB. The forward-looking statements contained in this Form 10-QSB include, but are not limited to statements about the following: (1) our future success, (2) our research and development efforts, (3) our future operating results and cash flow, (4) our competitive ability and position, (5) the markets in which we operate, (6) our revenue, (7) cost of license revenue and cost of service revenue, (8) our selling and marketing costs, (9) our backlog, (10) the adoption of certain critical accounting policies and the related judgments and estimates , (11) our belief that our existing cash balances combined with our cash flow from operating activities will be sufficient to meet our operating and capital expenditure requirements for the remainder of the fiscal year ending March 31, 2008, (12) our liquidity, (13) our focus on the continued development and enhancement of the TigerLogic XDMS product line, and identification of new and emerging application areas and discussions with channel partners for the sale and distribution of the TigerLogic product line and (14) the sales cycle for our products being longer than anticipated. All forward-looking statements in this document are made as of the date hereof, based on information available to us as of the date hereof, and we assume no obligation to update any forward-looking statement.

Overview

We were incorporated in the State of Delaware in August 1987. We were originally incorporated as Blyth Holdings, Inc. and our name was changed to Omnis Technology Corporation in September 1997. Effective December 1, 2000, we completed the acquisition of PickAx, Inc., a Delaware corporation (“PickAx”). Concurrent with the acquisition, we changed our name to Raining Data Corporation.

Products

Our principal business is the design, development, sale and support of software infrastructure. Our products allow customers to create and enhance flexible software applications for their own needs, and our software may be categorized into three product lines: XDMS, MDMS, RAD software tools.

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

TigerLogic provides an extensible and flexible development and deployment environment. Unlike other XML data management alternatives, TigerLogic XDMS does not need to know the schema or structure of data before processing and storing it. We believe the ability to make XML schemas optional is a vital innovation because the structures of operational systems frequently change, and mapping schemas for the purpose of linking to a new data source is both difficult and time-consuming. The system also enables support for schema versioning, which is critical when addressing evolving standards and XML schemas. The General Availability Release of TigerLogic XDMS version 2.6, which included support for enhanced XQuery features, including XQuery stored procedures and full-text search and support for High Availability clustering, was released in July 2006. Version 3.0, which is the third generation release of the product and includes compliance with the XML Query 1.0 specification, released in January 2007, cache management of data sources, in-memory cache, support for Geospatial data, enhanced APIs and data replication was released for beta testing in June 2007.

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

Sales and Distribution

In the United States, we sell our products through established distribution channels consisting of OEMs, system integrators, specialized vertical application software developers and consulting organizations. We also sell our products directly through our sales personnel to end user organizations. Outside the United States, we maintain direct sales offices in the United Kingdom, France and Germany. Approximately 33% of our revenue came from sales through our offices located outside the United States for the three and six months ended September 30, 2007, compared to 31% for the same periods in 2006.

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

• Corporate Information Technology (“IT”) Departments.

For each of the three and six months ended September 30, 2007 and 2006, no single customer accounted for more than 10% of our revenue.

Research and Development

We have devoted significant resources to the research and development of our products and technology. We believe that our future success will depend largely on a strong development effort with respect to both our existing and new products. These development efforts have resulted in updates and upgrades to existing MDMS and RAD products and the launch of new products including the XDMS product line. New product releases in all of our product lines are currently in progress. We expect to continue our research and development efforts in all product lines for the foreseeable future. We intend for these efforts to improve our future operating results and increase cash flow. However, such efforts may not result in additional new products or revenue, and we can make no assurances that the recently announced products or future products will be successful. We recognized $1.9 million and $3.9 million of research and development expense for the three and six months ended September 30, 2007, respectively, compared to $2.2 million and $4.8 million for the same periods in 2006.

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

Intellectual Property and Other Proprietary Rights

We rely primarily on a combination of trade secret, copyright and trademark laws and contractual provisions to protect our intellectual property and proprietary rights. Our trademarks include Raining Data, Pick, TigerLogic, D3, Omnis, Omnis Studio, mvEnterprise, mvBase, and mvDesigner, among others. We also have one pending U.S. patent application as of September 30, 2007.

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

Employees

At September 30, 2007, we had 106 employees worldwide of which 76 were in the United States and 30 were in our international offices. Of the 106 employees, 99 are full-time and approximately 46% are in research and development, 21% in technical support, 16% in sales and marketing and 17% in general and administrative functions.

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

EMPLOYEE STOCK-BASED COMPENSATION. We account for stock-based compensation in accordance with SFAS No. 123(R). Under the fair value recognition provisions of this statement, share-based compensation cost is measured at the grant date based on the value of the award and is recognized as expense over the requisite service period. We estimate the fair value of stock-based awards using a Black-Scholes valuation model. Determining the fair value of share-based awards at the grant date requires judgment, including estimating volatility, expected terms, and forfeitures. If actual results differ significantly from these estimates, stock-based compensation expense and our results of operations could be materially impacted. See footnote 3 in the accompanying unaudited condensed consolidated financial statements.

Reclassifications — Certain reclassifications have been made to prior period amounts to conform with the current period presentation.

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

	Three Months Ended			Three Months Ended		Six Months Ended			Six Months Ended
	September 30, 2007			September 30, 2006		September 30, 2007			September 30, 2006
	Results	% of Net Revenues	Percent Change	Results	% of Net Revenues	Results	% of Net Revenues	Percent Change	Results	% of Net Revenues
	(In thousands)			(In thousands)		(In thousands)			(In thousands)
Net revenues
Licenses	$1,959	40%	16%	$1,686	37%	$3,961	40%	19%	$3,340	36%
Services	2,987	60%	3%	2,910	63%	5,958	60%	1%	5,928	64%
Total net revenues	4,946	100%	8%	4,596	100%	9,919	100%	7%	9,268	100%
Operating expenses
Cost of revenues:
Cost of license revenues (as a % of license revenues)	12	1%	(37)%	19	1%	21	1%	(48)%	40	1%
Cost of service revenues (as a % of service revenues)	454	15%	(7)%	488	17%	939	16%	(18)%	1,141	19%
Selling and marketing	1,373	28%	(2)%	1,394	30%	2,677	27%	(6)%	2,850	31%
Research and development	1,922	39%	(13)%	2,198	48%	3,919	40%	(19)%	4,844	52%
General and administrative	1,048	21%	5%	1,002	22%	2,371	24%	18%	2,009	22%
Total operating expenses	4,809	97%	(6)%	5,101	111%	9,927	100%	(9)%	10,884	117%
Operating income (loss)	137	3%	127%	(505)	(11)%	(8)	0%	100%	(1,616)	(17)%
Other income (expense)-net	1	0%	100%	(211)	(5)%	(23)	0%	95%	(424)	(5)%
Income (loss) before income taxes	138	3%	119%	(716)	(16)%	(31)	0%	98%	(2,040)	(22)%
Provision for income taxes	58	1%	2%	59	1%	77	1%	92%	40	0%
Net income (loss)	$80	2%	110%	$(775)	(17)%	$(108)	(1)%	95%	$(2,080)	(22)%

REVENUE

NET REVENUE. Our revenue is derived principally from two sources: fees from software licensing and fees for post contract technical support. We license our software on a per-CPU, per-server, per-port or per-user basis. Therefore, the addition of CPU’s, servers, ports or users to existing systems increases our revenue from our installed base of licenses. The increase in revenue for the three and six month periods ended September 30, 2007, as compared to the same periods in the prior year is due to an increase in license revenue from additional users on certain existing accounts. In the longer term, we expect that the MDMS and RAD markets will eventually contract as customers adopt newer technologies, and, therefore, the revenue generated from sales of our MDMS and RAD products is expected to decrease.

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

OPERATING EXPENSES

COST OF LICENSE REVENUE. Cost of license revenue is comprised of direct costs associated with software license sales including software packaging and related personnel cost, documentation, physical media costs and royalties. Cost of license revenue decreased in the three and six month periods ended September 30, 2007, as compared to the same periods in the prior year due to reduced headcount. We anticipate that the cost of license revenue, as a percentage of license revenue and in absolute dollars, will be relatively stable in future periods.

COST OF SERVICE REVENUE. Cost of service revenue includes primarily personnel costs relating to providing consulting, technical support and training services. Cost of service revenue decreased for three and six month periods ended September 30, 2007, as compared to the same periods in the prior year due to reduced headcount. We anticipate that the cost of service revenue, as a percentage of service revenue and in absolute dollars, will be relatively stable in future periods.

SELLING AND MARKETING. Selling and marketing expense consists primarily of salaries, benefits, advertising, tradeshows, travel and overhead costs for our sales and marketing personnel. The decrease in selling and marketing expense in the three and six month periods ended September 30, 2007, as compared to the same periods in the prior year was due to reduced headcount. We anticipate that selling and marketing costs related to XDMS products may increase as we further develop the sales channel for these products and if customer acceptance of these products increases. In addition, if our continued research and development efforts are successful, including with respect to our XDMS products, and new products or services are created, we may incur increased sales and marketing expense to promote those new products in future periods.

RESEARCH AND DEVELOPMENT. Research and development expense consists primarily of salaries and other personnel-related expenses and overhead costs for engineering personnel including employees in the US and the UK and contractors in the US and India. The decrease in research and development expense in the three and six month periods ended September 30, 2007, as compared to the same periods in the prior year was mainly due to reduced headcount and termination of contracted professional technical services in India. We are committed to our research and development efforts and expect research and development expense will remain at the current level in future periods or increase if we believe that additional spending is warranted. Such efforts may not result in additional new products and any new products, including the XDMS products, may not generate sufficient revenue, if any, to offset the research and development expense.

GENERAL AND ADMINISTRATIVE. General and administrative expense consists primarily of costs associated with our finance, human resources, legal and other administrative functions. These costs consist principally of salaries and other personnel-related expenses, professional fees, depreciation and overhead costs. The increase in general and administrative expense in the three and six month periods ended September 30, 2007, as compared to the same periods in prior year was mainly due to costs incurred in legal services related to pending litigation matters and professional service expenses.

OTHER EXPENSE. Other expense consists primarily of net interest expense and gains and losses on foreign currency transactions. The decrease in other expense during the three and six month periods ended September 30, 2007, as compared to the same periods in the prior year was mainly due to foreign currency exchange gains. Due to the uncertainty in exchange rates, we may experience transaction gains or losses in future periods, the effect of which cannot be determined at this time.

PROVISION FOR INCOME TAXES.   Our effective tax rate was 42.0% and (248.4%) for the three and six month periods ended September 30, 2007, respectively, compared to (8.2%) and (2.0%) for the same periods in 2006. The provision for income taxes reflects the tax on earnings from foreign subsidiaries. We are able to reduce the current tax liability of foreign subsidiaries with net operating loss carryforwards. However, certain carryforwards were acquired in our acquisition in December 2000. Therefore, the benefit realized from utilizing those net operating loss carryforwards reduced goodwill instead of income tax expense. Due to uncertainties surrounding the timing of realizing the benefits of the net operating loss carryforwards in the future, we have established a full valuation allowance against the related net deferred tax assets.

LIQUIDITY AND CAPITAL RESOURCES

In connection with the acquisition of PickAx, we assumed a Secured Promissory Note issued to Astoria dated November 30, 2000, in the amount of $18.5 million. In January 2003, we entered into a Note Exchange Agreement (the “Exchange Agreement”) with Astoria to replace the existing Secured Promissory Note, as amended, with a Convertible Subordinated Note. Under the terms of the Exchange Agreement, the Secured Promissory Note was exchanged and replaced with a Convertible Subordinated Note having a principal amount of $22.1 million, which principal amount was equal to the outstanding principal and accrued interest payable on the Secured Promissory Note as of the date of the Exchange Agreement. In October 2005, Astoria assigned a portion of its common stock holdings totaling 870,536 shares and a portion of the Subordinated Convertible Note, totaling $1,751,832, to two of its limited partners, including GFAM. As such, we issued an Amended and Restated Note to Astoria for $20,749,581 and corresponding notes directly to the limited partners for $862,979 and $888,853, respectively. The Convertible Subordinated Notes are convertible into common stock at any time, at the option of the holder, at a price of $5.00 per share. The Convertible Subordinated Notes mature on May 30, 2008. The interest rate of the Convertible Subordinated Notes is 5% per annum as compared to an interest rate of 10% per annum under the Secured Promissory Note. The interest is payable quarterly at our option in cash or through increases to the outstanding principal of the Convertible Subordinated Notes.

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

On October 4, 2007, the Company received a conversion notice from Astoria and on October 5, 2007, the Company received a conversion notice from GFAM, each electing to convert its Convertible Subordinated Note in full. As a result, $22,917,000 of outstanding principal owed to Astoria under its Convertible Subordinate Note was converted into 4,583,400 shares of the Company’s common stock, and $981,000 of outstanding principal owed to GFAM under its Convertible Subordinated Note was converted into 196,200 shares of the Company’s common stock. Per the terms of the Convertible Subordinated Notes, the Company made a cash payment to Astoria and GFAM of approximately $13,181 and $1,264, respectively, for amounts outstanding under the Convertible Subordinated Notes that were not converted into shares of common stock. Following the conversion of such Convertible Subordinated Notes and the cash payment to Astoria and GFAM, the Convertible Subordinated Notes held by Astoria and GFAM were cancelled. After the conversion by Astoria and GFAM, one Convertible Subordinated Note remains outstanding, with a principal balance of approximately $1 million.

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

As of September 30, 2007, we had $12.2 million in cash. We believe that our existing cash balances combined with our cash flow from operating activities will be sufficient to meet our operating and capital expenditure requirements for the remainder of the fiscal year ending March 31, 2008. We are committed to research and development efforts that are intended to allow us to penetrate new markets and generate new sources of revenue and improve operating results. However, our research and development efforts have required, and will continue to require, cash outlays without the immediate or short-term receipt of related revenue. Our ability to meet our expenditure requirements is dependent upon our future financial performance, which will be affected by, among other things, prevailing economic conditions, our ability to penetrate new markets and attract new customers, market acceptance of our new and existing products and services, the success of research and development efforts and other factors beyond our control. On February 11, 2004, we entered into a two year credit facility with Silicon Valley Bank which provided us with the ability to borrow up to $1.5 million at an annual interest rate of Prime plus 1.0%, provided that the annual interest rate shall never be less than 5%. We renewed this credit facility on February 11, 2006. The credit facility is collateralized by our assets and expires in February 2008. The credit facility contains financial and reporting covenants that require us to maintain certain financial ratios only when we have outstanding borrowings on the line. There were no outstanding borrowings at September 30, 2007. Upon expiration of the term of this facility we will assess our credit and liquidity needs in relation to market factors.

On November 9, 2004, we entered into a lease agreement with The Irvine Company whereby we leased one building in Irvine, California, comprising approximately 29,000 square feet, to replace our then headquarters facility. The lease commenced in November 2005 and has a five-year term. If certain conditions are met, we have the option to extend the term of the lease for an additional thirty-six months. The total basic rent over the five-year term is approximately $2.6 million. The annual basic rent during the five-year term ranges from approximately $475,000 during the first year to approximately $545,000 during the fifth year. The rent expense is being recognized on a straight line basis over the lease term.

We had no material commitments for capital expenditures as of September 30, 2007.

Net cash provided by (used in) operating activities was $0.3 million and ($1.2) million for the six-month periods ended September 30, 2007 and 2006, respectively.

Our earnings before interest, taxes, depreciation and amortization (EBITDA) was $0.5 million, or 10% of total net revenue for the three months ended September 30, 2007, and $0.7 million, or 7% of total net revenue for the six months ended September 30, 2007. Our EBITDA was ($0.2) million, or (4%) of total net revenue for the three months ended September 30, 2006, and ($1.0) million, or (11%) of total net revenue for the six months ended September 30, 2006. The increase in EBITDA for the three and six months ended September 30, 2007, compared to the same periods in the prior year was a result of increased license revenue and reduced personnel costs in the first three and six months of fiscal year 2008.

EBITDA is defined as net income (loss) with an add-back for depreciation and amortization, non-cash stock-based compensation expense, interest expense, other income (expense) and income taxes. The following table reconciles EBITDA to the reported net income (loss):

RECONCILIATION OF EBITDA TO NET INCOME (LOSS)

(in thousands)

	For the Three Months Ended September 30,		For the Six Months Ended September 30,
	2007	2006	2007	2006

Reported net income (loss)	$80	$(775)	$(108)	$(2,080)
Depreciation and amortization	67	79	132	154
Stock-based compensation	301	246	556	457
Interest expense-net	204	208	406	431
Other (income) expense-net	(205)	3	(383)	(7)
Provision for income taxes	58	59	77	40
EBITDA	$505	$(180)	$680	$(1,005)

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

Our EBITDA financial information is also comparable to net cash used in operating activities. The table below reconciles EBITDA to the GAAP disclosure of net cash provided by (used in) operating activities:

RECONCILIATION OF EBITDA TO NET CASH PROVIDED BY (USED IN) OPERATING ACTIVITIES

(in thousands)

	For the Six Months Ended September 30,
	2007	2006

Net cash provided by (used in) operating activities	$254	$(1,227)
Interest expense-net	406	431
Other income-net	(383)	(7)
Change in trade accounts receivable	64	(391)
Change in other current and non-current assets	3	95
Change in accounts payable	(53)	133
Change in accrued liabilities	(60)	(158)
Change in deferred revenue	231	120
Foreign currency exchange gain	334	40
Note payable discount amortization	(42)	(41)
Provision for bad debt	(74)	—
EBITDA	$680	$(1,005)

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

BECAUSE THE MARKET FOR OUR MDMS AND RAD TOOLS PRODUCTS MAY BE DECLINING, OUR REVENUE MAY DECLINE IF WE CANNOT MAINTAIN OUR SALES TO EXISTING CUSTOMERS OR GENERATE SALES TO NEW CUSTOMERS.

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

THE CONCENTRATION OF OUR STOCK OWNERSHIP GIVES ONE STOCKHOLDER SIGNIFICANT CONTROL OVER OUR BUSINESS.

As of September 30, 2007, Astoria beneficially owned approximately 48% of our outstanding common stock. Richard W. Koe, Chairman of the Board of Directors, serves as the Managing General Partner for Astoria Capital Management, which is a general partner of Astoria. Carlton H. Baab, our President, Chief Executive Officer, and Director, served as a Managing Principal of Astoria Capital Management until taking a formal leave of absence to join us in August 2001. This concentration of stock ownership allows Astoria, acting alone, to block any actions that require approval of our stockholders, including the election of members to the Board of Directors and the approval of significant corporate transactions. Moreover, this concentration of ownership may delay or prevent a change in control.

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

THE INABILITY TO PROTECT OUR INTELLECTUAL PROPERTY COULD HARM OUR ABILITY TO COMPETE.

Our ability to compete successfully will depend, in part, on our ability to protect our proprietary technology and operations without infringing upon the rights of others. We may fail to do so. In addition, the laws of certain countries in which our products are, or may be, licensed may not protect our proprietary rights to the same extent as the laws of the United States. We rely primarily on a combination of trade secret, copyright and trademark laws and contractual provisions to protect our intellectual property and proprietary rights. Our trademarks include Raining Data, Pick, D3, Omnis, Omnis Studio, mvEnterprise, mvBase, mvDesigner and TigerLogic, among others. We also have one pending U.S. patent application as of September 30, 2007. In addition to trademark and copyright protections, we license our products to end users on a “right to use” basis pursuant to a perpetual license agreement that restricts use of products to a specified number of users.

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

As of September 30, 2007, we had 21,320,492 outstanding shares of common stock, of which approximately 9,700,000 shares were restricted securities held by Astoria and other holders. Restricted securities may be sold in the public market only if they are registered or if they qualify for an exemption from registration promulgated under the Securities Act. At present, all of our outstanding restricted securities are either entitled to registration rights or eligible for public sale under Rule 144, subject to volume limitations and other requirements of Rule 144. If Astoria or other holders decide to exercise their demand registration rights, we would incur costs and expenses associated with the registration of securities.

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

OUR GLOBAL OPERATIONS EXPOSE US TO ADDITIONAL RISKS AND CHALLENGES ASSOCIATED WITH CONDUCTING BUSINESS INTERNATIONALLY.

We operate on a global basis with offices or distributors in Europe, Africa, Asia, Latin America, South America, Australia and North America and development efforts in North America and Europe. Approximately 33% of our revenue for the three and six months ended September 30, 2007, was generated from our international offices. We face several risks inherent in conducting business internationally, including but not limited to the following:

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

Changes in Internal Control over Financial Reporting

Management has committed resources to remediate the weaknesses in our internal controls that existed at June 30, 2007. Management believes that these efforts have improved internal control over financial reporting. The following changes in our internal control over financial reporting that have materially affected our internal control over financial reporting were identified during the quarter ended September 30, 2007:

•       Implemented formal procedures and controls regarding Directors’ and Officers’ exercise of Company’s stock;

•       Improved the documentation, communication and monthly reviews of Directors’ and Officer’s Company’s stock activities;

PART II. OTHER INFORMATION

ITEM 1. LEGAL PROCEEDINGS

The Company is subject from time to time to litigation, claims and suits arising in the ordinary course of business. As of September 30, 2007, the Company was a party to the following legal proceedings:

Raining Data v. Intrametrics.  On or about January 19, 2007, the Company filed a complaint in Orange County Superior Court that sets forth allegations that Intrametrics threatens to and has misappropriated the Company’s trade secrets.  The Company’s allegations in the complaint include that Intrametrics has obtained the Company’s source code in violation of the Parties’ OEM (Original Equipment Manufacturer) Distribution Agreement and in violation of California’s laws prohibiting the misappropriation of trade secrets.  The Company seeks injunctive relief from Intrametrics, including, but not limited to, compelling Intrametrics to fully comply with all of the termination provisions set forth in the OEM Agreement; enjoining Intrametrics and its employees and agents from using or disclosing the Company’s trade secrets; prohibiting Intrametrics from soliciting the Company’s current or potential customers for 3 years, and from soliciting or employing certain of the Company’s former employees for 3 years.  Intrametrics filed a motion to quash the Complaint, which the Company opposed, but on the morning of the hearing, Intrametrics first notified the Company that it filed Chapter 11 bankruptcy, effectively staying the litigation in Orange County Superior Court.  The Company is pursuing further discovery and litigation in the bankruptcy court in Houston, TX.

Raining Data v. Soheil Raissi (formerly the Company’s Vice President, Product Development and Professional Services), Mario Barrenechea (formerly the Company’s Senior Vice President, Worldwide Sales and Marketing, Pick and Omnis Products), and Adevnet, LLC.  On or about December 8, 2006, the Company filed a complaint in Orange County Superior Court that sets forth allegations that the defendants threaten to and have misappropriated the Company’s trade secrets.  The Company’s allegations in the complaint include that the individual defendants have used and/or disclosed the Company’s trade secrets (in the form of source code and licenses and other trade secret information) in violation of their agreements with the Company to maintain the confidentiality of such trade secret information, and in violation of California laws prohibiting the misappropriation of trade secrets. The Company seeks injunctive relief from the defendants, including, but not limited to, compelling the defendants to immediately return all of the Company’s trade secrets and property; enjoining the defendants and their employees and agents from using or disclosing the Company’s trade secrets, including the Company’s source code; ordering the defendants to disclose all gains and profits they have derived from the misappropriation of the Company’s trade secrets; enjoining the defendants from directly or indirectly supplying, selling or promoting any product that incorporates the Company’s trade secrets.

Cross-Complaint by Soheil Raissi, Mario Barrenechea and Adevnet v. Raining Data. On or about January 10, 2007, the defendants filed a cross-complaint against the Company and Carlton Baab (the Company’s President and Chief Executive Officer) for the following claims:  unfair business practices, violation of civil rights, intentional interference with prospective economic advantage, negligent interference with prospective economic advantage, malicious prosecution, abuse of process, negligence, and civil conspiracy. Cross-complainants allege general, compensatory, special, and punitive and exemplary damages in amounts “according to proof”, and seek to enjoin the Company from engaging in improper and unlawful conduct.  The Company and Carlton Baab (the “Cross-Defendants”) contend that all of the claims are baseless, and filed a special motion to strike all of the claims in the cross-complaint.  The Company’s special motion to strike is scheduled to be heard in April 2008.  The Cross-Defendants will continue to vigorously defend their rights in this litigation.  We are unable to estimate any loss or range of loss at this time. Management believes that the ultimate disposition of this matter will not have a material adverse effect on the Company’s consolidated financial statements, results of operations, cash flows or liquidity.

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

Date: November 14, 2007	RAINING DATA CORPORATION

/s/ Thomas Lim
Thomas Lim
Chief Financial Officer and Duly Authorized Officer

EXHIBIT INDEX

31.1	Certification of Chief Executive Officer
31.2	Certification of Chief Financial Officer
32.1	Certification of Chief Executive Officer and Chief Financial Officer Pursuant to 18 U.S.C. 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.