Form 10QSB
period 2007-12-31
RAINING DATA CORP
filed 2008-02-14
CIK 820738

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-QSB

(Mark One)

☒                              Quarterly Report under Section 13 or 15(d) of the Securities Exchange Act of 1934

For the quarterly period ended December 31, 2007

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
Yes ☐ No ☒

As of December 31, 2007, there were 26,204,149 shares of issuer’s Common Stock, $.10 par value, outstanding.

Transitional Small Business Disclosure Format (Check one): Yes  ☐    No    ☒

RAINING DATA CORPORATION
INDEX

PART I. FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

RAINING DATA CORPORATION AND SUBSIDIARIES

UNAUDITED CONDENSED CONSOLIDATED BALANCE SHEETS

	December 31, 2007	March 31, 2007
	(In thousands)
ASSETS

Current assets
Cash and cash equivalents	$13,054	$11,654
Trade accounts receivable, less allowance for doubtful accounts of $329 and $200, respectively	1,979	1,609
Other current assets	497	461
Total current assets	15,530	13,724

Property, furniture and equipment, net	876	949
Goodwill	26,622	26,751
Other assets	104	112
Total assets	$43,132	$41,536

LIABILITIES AND STOCKHOLDERS’ EQUITY

Current liabilities
Accounts payable	$307	$130
Accrued liabilities	2,241	2,536
Deferred revenue	4,966	4,801
Debt-net of discount	964	—
Total current liabilities	8,478	7,467
Long-term debt-net of discount	—	24,150
Total liabilities	8,478	31,617

Commitments and contingencies

Stockholders’ equity
Preferred stock	—	—
Common stock	2,620	2,118
Additional paid-in-capital	126,151	101,385
Accumulated other comprehensive income	1,404	1,612
Accumulated deficit	(95,521)	(95,196)
Total stockholders’ equity	34,654	9,919

Total liabilities and stockholders’ equity	$43,132	$41,536

See accompanying notes to the unaudited condensed consolidated financial statements.

RAINING DATA CORPORATION AND SUBSIDIARIES
UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(In thousands, except per share amounts)

	Three Months Ended December 31,		Nine Months Ended December 31,
	2007	2006	2007	2006

Net revenues
Licenses	$1,992	$1,793	$5,953	$5,133
Services	2,913	2,983	8,871	8,911
Total net revenues	4,905	4,776	14,824	14,044
Operating expenses
Cost of license revenues	8	28	29	68
Cost of service revenues	444	442	1,383	1,583
Selling and marketing	1,601	1,387	4,278	4,204
Research and development	1,861	2,175	5,780	7,052
General and administrative	1,115	907	3,486	2,916
Total operating expenses	5,029	4,939	14,956	15,823
Operating loss	(124)	(163)	(132)	(1,779)
Other income (expense)
Interest income (expense)-net	124	(205)	(282)	(636)
Other income (expense)-net	(108)	6	275	13
Total other income (expense)	16	(199)	(7)	(623)
Loss before income taxes	(108)	(362)	(139)	(2,402)
Provision for income taxes	109	17	186	57
Net loss	$(217)	$(379)	$(325)	$(2,459)

Basic and diluted net loss per share	$(0.01)	$(0.02)	$(0.01)	$(0.12)

Shares used in computing basic and diluted net loss per share	25,909	21,142	22,785	20,928

See accompanying notes to the unaudited condensed consolidated financial statements.

RAINING DATA CORPORATION AND SUBSIDIARIES

UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

	Nine Months Ended December 31,
	2007	2006
	(In thousands)

Cash flows from operating activities:
Net loss	$(325)	$(2,459)
Adjustments to reconcile net loss to net cash provided by (used in) operating activities:
Depreciation and amortization of long-lived assets	203	232
Provision for bad debt	111	105
Note discount amortization	90	62
Stock-based compensation expense	888	695
Deferred income tax expense	186	57
Foreign currency exchange gain	(226)	(16)
Change in assets and liabilities:
Trade accounts receivable	(348)	(299)
Other current and non-current assets	(50)	(218)
Accounts payable	172	(182)
Accrued liabilities	233	400
Deferred revenue	(59)	243
Net cash provided by (used in) operating activities	875	(1,380)

Cash flows used in investing activities-purchase of property, furniture and equipment	(118)	(139)

Cash flows from financing activities:
Proceeds from exercise of stock options and warrants	478	1,005
Proceeds from issuance of common stock	52	112
Repayment of debt	(1)	—
Net cash provided by financing activities	529	1,117

Effect of exchange rate changes on cash	114	145

Net increase (decrease) in cash and cash equivalents	1,400	(257)
Cash and cash equivalents at beginning of period	11,654	10,789
Cash and cash equivalents at end of period	$13,054	$10,532

Other non-cash activities:
Accrued interest added to debt	$576	$863
Conversion of debt to common stock	$23,898	$—

See accompanying notes to the unaudited condensed consolidated financial statements.

RAINING DATA CORPORATION AND SUBSIDIARIES

NOTES TO THE UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

December 31, 2007

1. INTERIM FINANCIAL STATEMENTS

The unaudited interim condensed consolidated financial information furnished herein reflects all adjustments, consisting only of normal recurring items, which in the opinion of management are necessary to fairly state Raining Data Corporation and its subsidiaries’ (collectively, “Company” or “we,” “us” or “our”) results of operations and cash flows for the dates and periods presented and to make such information not misleading. Certain information and footnote disclosures normally included in financial statements prepared in accordance with accounting principles generally accepted in the United States of America have been omitted pursuant to SEC rules and regulations; nevertheless, management of the Company believes that the disclosures herein are adequate to make the information presented not misleading. These condensed consolidated financial statements should be read in conjunction with the Company’s audited financial statements for the year ended March 31, 2007, contained in the Company’s Annual Report on Form 10-KSB. The results of operations for the three and nine months ended December 31, 2007, are not necessarily indicative of results to be expected for any other interim period or the fiscal year ending March 31, 2008.

2. RECENTLY ADOPTED ACCOUNTING STANDARDS

SAB No. 108

In September 2006, the Securities and Exchange Commission issued Staff Accounting Bulletin (“SAB”) No. 108, “Considering the Effects of Prior Year Misstatements when Quantifying Misstatements in Current Year Financial Statements” (SAB No. 108”). We adopted SAB No. 108 in the fourth quarter of fiscal 2007. In accordance with SAB No. 108, we recorded a cumulative effect adjustment to beginning retained earnings as of April 1, 2006, as further described in the Company’s audited financial statements for the year ended March 31, 2007, contained in the Company’s Annual Report on Form 10-KSB. For comparative purposes, the statement of operations for the three and nine months ended December 31, 2006 has been adjusted to reflect the adoption of SAB No. 108 as described below. The adoption of SAB No. 108 did not require revision to cash flows from investing or financing activities for the nine months ended December 31, 2006. The net effect to the cash flows from operating activities as a result of the adoption of SAB No.108 for the nine months ended December 31, 2006, was an increase of $43,000 in net cash used in operating activities.

For the three months ended December 31, 2006, the effect of adopting SAB No. 108 was a decrease in general and administrative expenses of $55,000, and an increase in other expense of $13,000. The effect on net loss for the three months ended December 31, 2006 was a decrease in net loss of $42,000 with no effect on basic or diluted net loss per share. For the nine months ended December 31, 2006, the effect of adopting SAB No. 108 was an increase in general and administrative expenses of $73,000, and an increase in other expense of $42,000. The effect on net loss was an increase in net loss of $115,000, with no effect on basic or diluted net loss per share.

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

The Company files consolidated and separate income tax return in the U.S.federal jurisdiction and in certain state jurisdictions as well as foreign jurisdictions including France, Germany, and the United Kingdom. With limited exceptions, the Company is no longer subject to U.S. federal income tax examinations for fiscal years before 2004 and is no longer subject to state and local income tax examinations by tax authorities for fiscal years before 2003.

Neither the Company nor its subsidiaries is currently under examination by any taxing authorities.

The Company recognizes potential accrued interest and penalties related to uncertain tax positions in income tax expense. During the nine months ended December 31, 2007, the Company did not recognize a significant amount in potential interest and penalties associated with uncertain tax positions. As of December 31, 2007, the Company has accrued approximately $18,000 in interest and penalties. To the extent interest and penalties are not assessed with respect to uncertain tax positions, amounts accrued will be reduced and reflected as a reduction of the overall income tax provision.

The Company does not anticipate that total unrecognized tax benefits will significantly change due to the settlement of audits or the expiration of statutes of limitations prior to December 31, 2008.

3. STOCK-BASED COMPENSATION

The Company has a stock option plan (“1999 Plan”) that provides for the granting of stock options, restricted stock and restricted stock units to directors, employees and consultants. The Company also has an Employee Stock Purchase Plan (“ESPP”) which allows the employees to purchase the Company’s common stock at a discount.

Total stock-based compensation expense included in the unaudited condensed consolidated statements of operations for the three and nine months ended December 31, 2007 and 2006, (in thousands) were as follows:

	Three Months Ended December 31,		Nine Months Ended December 31,
	2007	2006	2007	2006

Cost of revenue	$2	$—	$4	5
Operating expense:

Selling and marketing	140	94	$373	274
Research and development	94	69	236	209
General and administrative	96	75	275	207
Total stock-based compensation expense	332	238	888	695
Income tax benefit	—	—	—	—
Net stock-based compensation expense	$332	$238	$888	$695

As of December 31, 2007, there was approximately $2.9 million of total unrecognized compensation cost related to nonvested share-based compensation arrangements granted under the plans. That cost is expected to be recognized over a weighted-average period of 2.7 years.

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

5. DEBT

Astoria Capital Partners, L.P. (“Astoria”), GFAM Hedge Partnership (“GFAM”) and CAM Small Cap Fund L.P. (“CAM”) were each holders of a 5% Convertible Subordinated Note Due in May 2008. The interest rate of the Convertible Subordinated Notes is 5% per annum, payable quarterly, which has been refinanced through increases to the outstanding principal of the Convertible Subordinated Notes. The Convertible Subordinated Notes have a maturity date of May 30, 2008. The Convertible Subordinated Notes are convertible into common stock, at the option of the holder, at a price of $5.00 per share, at any time through May 29, 2008.

On October 4, 2007, the Company received a conversion notice from Astoria and on October 5, 2007, the Company received a conversion notice from GFAM, each electing to convert its Convertible Subordinated Note in full. As a result, $22,917,000 of outstanding principal owed to Astoria under its Convertible Subordinate Note was converted into 4,583,400 shares of the Company’s common stock, and $981,000 of outstanding principal owed to GFAM under its Convertible Subordinated Note was converted into 196,200 shares of the Company’s common stock. Per the terms of the Convertible Subordinated Notes, the Company made a cash payment to Astoria and GFAM of approximately $13,181 and $1,264, respectively, for amounts outstanding under the Convertible Subordinated Notes that were not converted into shares of common stock. Following the conversion of such Convertible Subordinated Notes and the cash payment to Astoria and GFAM, the Convertible Subordinated Notes held by Astoria and GFAM were cancelled. After the conversion by Astoria and GFAM, one Convertible Subordinated Note held by CAM remains outstanding, with a principal balance of approximately $1 million.

As of December 31, 2007 and March 31, 2007, the outstanding amounts under such notes were as follows (in thousands):

	December 31, 2007	March 31, 2007
Subordinated convertible notes payable	$953	$23,946
Plus accrued interest	12	295
Less unamortized discount	(1)	(91)
Total notes payable	$964	$24,150

6. STOCKHOLDERS’ EQUITY

Basic loss per share is computed using the net loss and the weighted average number of common shares outstanding during the period. Diluted loss per share is computed using the net loss and the weighted average number of common shares and dilutive potential common shares outstanding during the period when the potential common shares are not anti-dilutive. Potential dilutive common shares include outstanding stock options and convertible debt. There were outstanding options to purchase 4,215,946 shares of the Company’s common stock with exercise prices ranging from $0.75 to $17.00 per share as of December 31, 2007.  There were outstanding options to purchase 4,138,679 shares of the Company’s common stock with exercise prices ranging from $0.75 to $17.00 per share as of December 31, 2006.  There was convertible debt outstanding at December 31, 2007 and 2006, which was convertible into 192,787 and 4,729,600 shares of common stock, respectively.  The effects of these items were not included in the computation of diluted earnings per share because such effects would have been anti-dilutive.

The change in accumulated other comprehensive income during the three- and nine- month periods ended December 31, 2007 and 2006, is the result of the effect of foreign exchange rate changes. The following table reconciles net loss as reported with total comprehensive loss (in thousands):

	Three Months Ended December 31,		Nine Months Ended December 31,
	2007	2006	2007	2006
Net loss reported	$(217)	$(379)	$(325)	$(2,459)
Translation adjustments—net	99	100	(208)	184
Total comprehensive loss	$(118)	$(279)	$(533)	$(2,275)

7. BUSINESS SEGMENT

The Company operates in one reportable segment. International operations consist primarily of foreign sales offices selling software developed in the United States of America combined with local maintenance revenue. The following table summarizes consolidated financial information of the Company’s operations by geographic location (in thousands):

	Three Months Ended December 31,		Nine Months Ended December 31,
	2007	2006	2007	2006
Net revenue
North America	$3,194	$3,314	$9,886	$9,750
Europe/Africa	1,711	1,462	4,938	4,294
Total	$4,905	$4,776	$14,824	$14,044

	December 31, 2007	March 31,2007
Long-lived assets
North America	$26,981	$27,174
Europe/Africa	621	638
Total	$27,602	$27,812

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

	Three Months Ended December 31,		Nine Months Ended December 31,
	2007	2006	2007	2006

Databases	$3,601	$3,644	$11,172	$10,916
RAD Tools	1,304	1,132	3,652	3,128
Total	$4,905	$4,776	$14,824	$14,044

8. COMMITMENTS AND CONTINGENCIES

The Company is subject from time to time to litigation, claims and suits arising in the ordinary course of business. As of December 31, 2007 the Company was a party to the following legal proceedings:

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

Cross-Complaint by Soheil Raissi, Mario Barrenechea and Adevnet v. Raining Data. On or about January 10, 2007, the defendants filed a cross-complaint against the Company and Carlton Baab (the Company’s President and Chief Executive Officer) for the following claims:  unfair business practices, violation of civil rights, intentional interference with prospective economic advantage, negligent interference with prospective economic advantage, malicious prosecution, abuse of process, negligence, and civil conspiracy. Cross-complainants allege general, compensatory, special, and punitive and exemplary damages in amounts “according to proof”, and seek to enjoin the Company from engaging in improper and unlawful conduct.  The Company and Carlton Baab (the “Cross-Defendants”) contend that all of the claims are baseless, and filed a special motion to strike all of the claims in the cross-complaint.  The Company’s special motion to strike is scheduled to be heard in June 2008.  The Cross-Defendants will continue to vigorously defend their rights in this litigation.  We are unable to estimate any loss or range of loss at this time. Management believes that the ultimate disposition of this matter will not have a material adverse effect on the Company’s consolidated financial statements, results of operations, cash flows or liquidity.

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

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OR PLAN OF OPERATION

This Form 10-QSB contains forward-looking statements within the meaning of Section 27A of the Securities Act of 1933, as amended (the “Securities Act”), and Section 21E of the Securities Exchange Act of 1934, as amended (the “Exchange Act”). These statements may generally be identified by the use of such words as “expect,” “anticipate,” “believe,” “intend,” “plan,” “will,” or “shall,” or the negative of those terms. We have based these forward-looking statements on our current expectations and projections about future events. Forward-looking statements involve certain risks and uncertainties and actual results may differ materially from those discussed in any such statement. Factors that could cause actual results to differ materially from such forward-looking statements include the risks described under the heading “Risk Factors” in Item 2 of this Form 10-QSB and elsewhere in this Form  10-QSB. The forward-looking statements contained in this Form 10-QSB include, but are not limited to statements about the following: (1) our future success, (2) our research and development efforts, (3) our future operating results and cash flow, (4) our competitive ability and position, (5) the markets in which we operate, (6) our revenue, (7) cost of license revenue and cost of service revenue, (8) our selling and marketing costs, (9) our backlog, (10) the adoption of certain critical accounting policies and the related judgments and estimates , (11) our belief that our existing cash balances combined with our cash flow from operating activities will be sufficient to meet our operating and capital expenditure requirements for the remainder of the fiscal year ending March 31, 2008, (12) our focus on the continued development and enhancement of the TigerLogic XDMS product line, and identification of new and emerging application areas and discussions with channel partners for the sale and distribution of the TigerLogic product line, (13) the sales cycle for our products being longer than anticipated and (14) the effect of ongoing litigation on our financial condition or liquidity.  All forward-looking statements in this document are made as of the date hereof, based on information available to us as of the date hereof, and we assume no obligation to update any forward-looking statement.

Overview

We were incorporated in the State of Delaware in August 1987. We were originally incorporated as Blyth Holdings, Inc. and our name was changed to Omnis Technology Corporation in September 1997. Effective December 1, 2000, we completed the acquisition of PickAx, Inc., a Delaware corporation (“PickAx”). Concurrent with the acquisition, we changed our name to Raining Data Corporation.

Products

Our principal business is the design, development, sale and support of software infrastructure. Our products allow customers to create and enhance flexible software applications for their own needs, and our software may be categorized into three product lines: XDMS, MDMS and RAD software tools.

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

TigerLogic XDMS

TigerLogic XML Data Management Server provides high-performance management and query of XML data by leveraging the time-proven Pick UDM. TigerLogic also enables the ability to query external data sources as if they were one logical database and maintains referential integrity across data sources. TigerLogic’s patent-pending XML Indexing and Profiling technology enables it to access XML data via XQuery between 10x to 150x faster in internal tests than relational databases, XML repositories or XML Index and Search engines. TigerLogic provides XML, Java, ..NET, WSDL and SOAP compatibility for simplified plug-in and integration with development environments of choice.

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

Multi-dimensional Databases (MDMS)

The MDMS product line consists principally of the D3 Data Base Management System (“D3”), which runs on many operating systems, such as IBM AIX, Linux and Windows NT. D3 allows application programmers to create new business solution software in less time than it normally takes in many other environments. This can translate into lower costs for the developer, lower software prices for the customer and reduced costs of ownership for both the developer and end user. Our MDMS products also include mvEnterprise, a scalable multi-dimensional database solution that allows the user to leverage the capabilities of the UNIX operating system, and mvBase, a multi-dimensional database solution that runs on all Windows platforms.

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

Sales and Distribution

In the United States, we sell our products through established distribution channels consisting of OEMs, system integrators, specialized vertical application software developers and consulting organizations. We also sell our products directly through our sales personnel to end user organizations. Outside the United States, we maintain direct sales offices in the United Kingdom, France and Germany. Approximately 35% and 33% of our revenue came from sales through our offices located outside the United States for the three and nine months ended December 31, 2007, respectively, compared to 31% for the same periods in 2006.

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

•                   Corporate Information Technology (“IT”) Departments.

For each of the three and nine months ended December 31, 2007 and 2006, no single customer accounted for more than 10% of our revenue.

Research and Development

We have devoted significant resources to the research and development of our products and technology. We believe that our future success will depend largely on a strong development effort with respect to both our existing and new products. These development efforts have resulted in updates and upgrades to existing MDMS and RAD products and the launch of new products including the XDMS product line. New product releases in all of our product lines are currently in progress. We expect to continue our research and development efforts in all product lines for the foreseeable future. We intend for these efforts to improve our future operating results and increase cash flow. However, such efforts may not result in additional new products or revenue, and we can make no assurances that the recently announced products or future products will be successful. We recognized $1.9 million and $5.8 million of research and development expense for the three and nine months ended December 31, 2007, respectively, compared to $2.2 million and $7.1 million for the same periods in 2006.

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

Intellectual Property and Other Proprietary Rights

We rely primarily on a combination of trade secret, copyright and trademark laws and contractual provisions to protect our intellectual property and proprietary rights. Our trademarks include Raining Data, Pick, TigerLogic, D3, Omnis, Omnis Studio, mvEnterprise, mvBase, and mvDesigner, among others. We also have one pending U.S. patent application as of December 31, 2007.

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

Employees

At December 31, 2007, we had 106 employees worldwide of which 77 were in the United States and 29 were in our international offices. Of the 106 employees, 100 are full-time and approximately 45% are in research and development, 20% in technical support, 16% in sales and marketing and 19% in general and administrative functions.

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

	Three Months Ended December 31, 2007			Three Months Ended December 31, 2006		Nine Months Ended December 31, 2007			Nine Months Ended December 31, 2006
	Results	% of Net Revenues	Percent Change	Results	% of Net Revenues	Results	% of Net Revenues	Percent Change	Results	% of Net Revenues
	(In thousands)			(In thousands)		(In thousands)			(In thousands)
Net revenues
Licenses	$1,992	41%	11%	$1,793	38%	$5,953	40%	16%	$5,133	37%
Services	2,913	59%	(2)%	2,983	62%	8,871	60%	0%	8,911	63%
Total net revenues	4,905	100%	3%	4,776	100%	14,824	100%	6%	14,044	100%
Operating expenses
Cost of revenues:
Cost of license revenues (as a % of license revenues)	8	0%	(71)%	28	2%	29	0%	(57)%	68	1%
Cost of service revenues (as a % of service revenues)	444	15%	0%	442	15%	1,383	16%	(13)%	1,583	18%
Selling and marketing	1,601	33%	15%	1,387	29%	4,278	29%	2%	4,204	30%
Research and development	1,861	38%	(14)%	2,175	46%	5,780	39%	(18)%	7,052	50%
General and administrative	1,115	23%	23%	907	19%	3,486	24%	20%	2,916	21%
Total operating expenses	5,029	103%	2%	4,939	103%	14,956	101%	(5)%	15,823	113%
Operating loss	(124)	(3)%	(24)%	(163)	(3)%	(132)	(1)%	(93)%	(1,779)	(13)%
Other income (expense)-net	16	0%	108%	(199)	(4)%	(7)	0%	99%	(623)	(4)%
Loss before income taxes	(108)	(2)%	(70)%	(362)	(8)%	(139)	(1)%	(94)%	(2,402)	(17)%
Provision for income taxes	109	2%	541%	17	0%	186	1%	226%	57	0%
Net loss	$(217)	(4)%	(43)%	$(379)	(8)%	$(325)	(2)%	(87)%	$(2,459)	(18)%

REVENUE

NET REVENUE. Our revenue is derived principally from two sources: fees from software licensing and fees for post contract technical support. We license our software on a per-CPU, per-server, per-port or per-user basis. Therefore, the addition of CPU’s, servers, ports or users to existing systems increases our revenue from our installed base of licenses. The increase in revenue for the three and nine month periods ended December 31, 2007, as compared to the same periods in the prior year is due to an increase in license revenue from additional users on certain existing accounts. In the longer term, we expect that the MDMS and RAD markets will eventually contract as customers adopt newer technologies, and, therefore, the revenue generated from sales of our MDMS and RAD products is expected to decrease.

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

OPERATING EXPENSES

COST OF LICENSE REVENUE. Cost of license revenue is comprised of direct costs associated with software license sales including software packaging and related personnel cost, documentation, physical media costs and royalties. Cost of license revenue decreased in the three and nine month periods ended December 31, 2007, as compared to the same periods in the prior year due to reduced headcount. We anticipate that the cost of license revenue, as a percentage of license revenue and in absolute dollars, will be relatively stable in future periods.

COST OF SERVICE REVENUE. Cost of service revenue includes primarily personnel costs relating to providing consulting, technical support and training services. Cost of service revenue remains consistent for the three month period ended December 31, 2007, when compared to the same period in prior year.  Cost of service revenue decreased for the nine month period ended December 31, 2007, as compared to the same period in the prior year due to reduced headcount. We anticipate that the cost of service revenue, as a percentage of service revenue and in absolute dollars, will be relatively stable in future periods.

SELLING AND MARKETING. Selling and marketing expense consists primarily of salaries, benefits, advertising, tradeshows, travel and overhead costs for our sales and marketing personnel. The increase in selling and marketing expense in the three month period ended December 31, 2007, as compared to the same period in the prior year was due to increased marketing expense relating to XDMS and TigerLogic products. We anticipate that selling and marketing costs related to XDMS products may increase as we further develop the sales channel for these products and if customer acceptance of these products increases. In addition, if our continued research and development efforts are successful, including with respect to our XDMS products, and new products or services are created, we may incur increased sales and marketing expense to promote those new products in future periods.

RESEARCH AND DEVELOPMENT. Research and development expense consists primarily of salaries and other personnel-related expenses and overhead costs for engineering personnel including employees in the US and the UK and contractors in the US and India. The decrease in research and development expense in the three and nine month periods ended December 31, 2007, as compared to the same periods in the prior year was mainly due to reduced headcount and termination of contracted professional technical services in India. We are committed to our research and development efforts and expect research and development expense will remain at the current level in future periods or increase if we believe that additional spending is warranted. Such efforts may not result in additional new products and any new products, including the XDMS products, may not generate sufficient revenue, if any, to offset the research and development expense.

GENERAL AND ADMINISTRATIVE. General and administrative expense consists primarily of costs associated with our finance, human resources, legal and other administrative functions. These costs consist principally of salaries and other personnel-related expenses, professional fees, depreciation and overhead costs. The increase in general and administrative expense in the three and nine month periods ended December 31, 2007, as compared to the same periods in prior year was mainly due to costs incurred in legal services related to pending litigation matters and professional service expenses.

OTHER INCOME (EXPENSE). Other income (expense) consists primarily of net interest expense and gains and losses on foreign currency transactions. The change in other income (expense) during the three and nine month periods ended December 31, 2007, as compared to the same periods in the prior year was mainly due to less interest expense as a result of the conversion of certain long term debt into equity in October 2007, and foreign currency exchange gains. Due to the uncertainty in exchange rates, we may experience transaction gains or losses in future periods, the effect of which cannot be determined at this time.

PROVISION FOR INCOME TAXES. The provision for income taxes reflects the tax on earnings and dividends from foreign subsidiaries. We are able to reduce the current tax liability of foreign subsidiaries with net operating loss carryforwards. However, certain carryforwards were acquired in our acquisition in December 2000. Therefore, the benefit realized from utilizing those net operating loss carryforwards reduced goodwill instead of income tax expense. Due to uncertainties surrounding the timing of realizing the benefits of the net operating loss carryforwards in the future, we have established a full valuation allowance against the related net deferred tax assets. Additionally, for the quarter ended December 31, 2007, we received a dividend of approximately $0.8 million from one of our foreign subsidiaries and paid approximately $40,000 in withholding tax associated with the dividend amount.

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

As of December 31, 2007, we had $13.1 million in cash. We believe that our existing cash balances combined with our cash flow from operating activities will be sufficient to meet our operating and capital expenditure requirements for the next twelve months. We are committed to research and development efforts that are intended to allow us to penetrate new markets and generate new sources of revenue and improve operating results. However, our research and development efforts have required, and will continue to require, cash outlays without the immediate or short-term receipt of related revenue. Our ability to meet our expenditure requirements is dependent upon our future financial performance, which will be affected by, among other things, prevailing economic conditions, our ability to penetrate new markets and attract new customers, market acceptance of our new and existing products and services, the success of research and development efforts and other factors beyond our control. On February 11, 2004, we entered into a two year credit facility with Silicon Valley Bank which provided us with the ability to borrow up to $1.5 million at an annual interest rate of Prime plus 1.0%, provided that the annual interest rate shall never be less than 5%. We renewed this credit facility on February 11, 2006. The credit facility is collateralized by our assets and expires on February 11, 2008. The credit facility contains financial and reporting covenants that require us to maintain certain financial ratios only when we have outstanding borrowings on the line. There were no outstanding borrowings as of December 31, 2007. We are currently in the process of finalizing the renewal of our credit facility with Silicon Valley Bank and anticipate a high likelihood of success.

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

We had no material commitments for capital expenditures as of December 31, 2007.

Net cash provided by (used in) operating activities was $0.9 million and ($1.4) million for the nine-month periods ended December 31, 2007 and 2006, respectively.

Our earnings before interest, taxes, depreciation and amortization (EBITDA) was $0.3 million, or 6% of total net revenue for the three months ended December 31, 2007, and $1.0 million, or 6% of total net revenue for the nine months ended December 31, 2007. Our EBITDA was $0.2 million, or 3% of total net revenue for the three months ended December 31, 2006, and ($0.9) million, or (6%) of total net revenue for the nine months ended December 31, 2006. The increase in EBITDA for the three and nine months ended December 31, 2007, compared to the same periods in the prior year was a result of increased license revenue and reduced personnel costs.

EBITDA is defined as net income (loss) with an add-back for depreciation and amortization, non-cash stock-based compensation expense, interest income (expense)- net, other income (expense)- net, and income taxes. The following table reconciles EBITDA to the reported net loss:

RECONCILIATION OF EBITDA TO NET LOSS

(in thousands)

	For the Three Months Ended December 31,		For the Nine Months Ended December 31,
	2007	2006	2007	2006

Reported net loss	$(217)	$(379)	$(325)	$(2,459)
Depreciation and amortization	71	78	203	232
Stock-based compensation	332	238	888	695
Interest (income) expense-net	(124)	205	282	636
Other (income) expense-net	108	(6)	(275)	(13)
Provision for income taxes	109	17	186	57
EBITDA	$279	$153	$959	$(852)

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

Our EBITDA financial information is also comparable to net cash provided by (used in) operating activities. The table below reconciles EBITDA to the GAAP disclosure of net cash provided by (used in) operating activities:

RECONCILIATION OF EBITDA TO NET CASH PROVIDED BY (USED IN) OPERATING ACTIVITIES

(in thousands)

	For the Nine Months Ended December 31,
	2007	2006

Net cash provided by (used in) operating activities	$875	$(1,380)
Interest expense-net	282	636
Other income-net	(275)	(13)
Change in trade accounts receivable	348	299
Change in other current and non-current assets	50	218
Change in accounts payable	(172)	182
Change in accrued liabilities	(233)	(400)
Change in deferred revenue	59	(243)
Foreign currency exchange gain	226	16
Note payable discount amortization	(90)	(62)
Provision for bad debt	(111)	(105)
EBITDA	$959	$(852)

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

THE CONCENTRATION OF OUR STOCK OWNERSHIP GIVES ONE STOCKHOLDER SIGNIFICANT CONTROL OVER OUR BUSINESS.

As of December 31, 2007, Astoria beneficially owned approximately 56% of our outstanding common stock. Richard W. Koe, Chairman of the Board of Directors, serves as the Managing General Partner for Astoria Capital Management, which is a general partner of Astoria. Carlton H. Baab, our President, Chief Executive Officer, and Director, served as a Managing Principal of Astoria Capital Management until taking a formal leave of absence to join us in August 2001. This concentration of stock ownership allows Astoria, acting alone, to block any actions that require approval of our stockholders, including the election of members to the Board of Directors and the approval of significant corporate transactions. Moreover, this concentration of ownership may delay or prevent a change in control.

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

THE INABILITY TO PROTECT OUR INTELLECTUAL PROPERTY COULD HARM OUR ABILITY TO COMPETE.

Our ability to compete successfully will depend, in part, on our ability to protect our proprietary technology and operations without infringing upon the rights of others. We may fail to do so. In addition, the laws of certain countries in which our products are, or may be, licensed may not protect our proprietary rights to the same extent as the laws of the United States. We rely primarily on a combination of trade secret, copyright and trademark laws and contractual provisions to protect our intellectual property and proprietary rights. Our trademarks include Raining Data, Pick, D3, Omnis, Omnis Studio, mvEnterprise, mvBase, mvDesigner and TigerLogic, among others. We also have one pending U.S. patent application as of December 31, 2007. In addition to trademark and copyright protections, we license our products to end users on a “right to use” basis pursuant to a perpetual license agreement that restricts use of products to a specified number of users.

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

As of December 31, 2007, we had 26,204,149 outstanding shares of common stock, of which approximately 15 million shares were restricted securities held by Astoria and other holders. Restricted securities may be sold in the public market only if they are registered or if they qualify for an exemption from registration promulgated under the Securities Act. At present, all of our outstanding restricted securities are either entitled to registration rights or eligible for public sale under Rule 144, subject to volume limitations and other requirements of Rule 144. If Astoria or other holders decide to exercise their demand registration rights, we would incur costs and expenses associated with the registration of securities.

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

OUR GLOBAL OPERATIONS EXPOSE US TO ADDITIONAL RISKS AND CHALLENGES ASSOCIATED WITH CONDUCTING BUSINESS INTERNATIONALLY.

We operate on a global basis with offices or distributors in Europe, Africa, Asia, Latin America, South America, Australia and North America and development efforts in North America and Europe. Approximately 35% and 33% of our revenue for the three and nine months ended December 31, 2007, respectively, was generated from our international offices. We face several risks inherent in conducting business internationally, including but not limited to the following:

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

PART II. OTHER INFORMATION

ITEM 1. LEGAL PROCEEDINGS

The Company is subject from time to time to litigation, claims and suits arising in the ordinary course of business. As of December 31, 2007 the Company was a party to the following legal proceedings:

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

Cross-Complaint by Soheil Raissi, Mario Barrenechea and Adevnet v. Raining Data. On or about January 10, 2007, the defendants filed a cross-complaint against the Company and Carlton Baab (the Company’s President and Chief Executive Officer) for the following claims:  unfair business practices, violation of civil rights, intentional interference with prospective economic advantage, negligent interference with prospective economic advantage, malicious prosecution, abuse of process, negligence, and civil conspiracy. Cross-complainants allege general, compensatory, special, and punitive and exemplary damages in amounts “according to proof”, and seek to enjoin the Company from engaging in improper and unlawful conduct.  The Company and Carlton Baab (the “Cross-Defendants”) contend that all of the claims are baseless, and filed a special motion to strike all of the claims in the cross-complaint.  The Company’s special motion to strike is scheduled to be heard in June 2008.  The Cross-Defendants will continue to vigorously defend their rights in this litigation.  We are unable to estimate any loss or range of loss at this time. Management believes that the ultimate disposition of this matter will not have a material adverse effect on the Company’s consolidated financial statements, results of operations, cash flows or liquidity.

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

Date: February 13, 2008	RAINING DATA CORPORATION

/s/ Thomas Lim
Thomas Lim
Chief Financial Officer and Duly Authorized Officer

EXHIBIT INDEX

31.1	Certification of Chief Executive Officer
31.2	Certification of Chief Financial Officer
32.1	Certification of Chief Executive Officer and Chief Financial Officer Pursuant to 18 U.S.C. 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.