Form 10KSB
period 2008-03-31
TigerLogic CORP
filed 2008-06-24
CIK 820738

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-KSB

(Mark one)

☒	ANNUAL REPORT PURSUANT TO SECTION 13 or 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended March 31, 2008

or

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from             to            .

Commission file number 0-16449

TIGERLOGIC CORPORATION

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

The Registrant’s revenues for the fiscal year ended March 31, 2008 were $19.8 million.

The aggregate market value of the voting and non-voting common equity held by non-affiliates of the Registrant was $65,259,252 on March 31, 2008 based on the closing sale price of such stock on that date.

As of May 31, 2008, the Registrant had 26,480,429 shares of its common stock outstanding.

DOCUMENTS INCORPORATED BY REFERENCE

None.

Transitional Small Business Disclosure Format (check one):    Yes  ☐    No  ☒

TIGERLOGIC CORPORATION

FISCAL YEAR 2008 FORM 10-KSB ANNUAL REPORT

i

PART I

IMPORTANT NOTE ABOUT FORWARD-LOOKING STATEMENTS. This Form 10-KSB contains forward-looking statements within the meaning of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended (the “Exchange Act”). These statements may generally be identified by the use of such words as “expect,” “anticipate,” “believe,” “intend,” “plan,” “will,” or “shall,” or the negative of those terms. We have based these forward-looking statements on our current expectations and projections about future events. Forward-looking statements involve certain risks and uncertainties and actual results may differ materially from those discussed in any such statement. Factors that could cause actual results to differ materially from such forward-looking statements include the risks described under the heading “Risk Factors” in Part II, Item 6 of this Form 10-KSB and elsewhere in this Form 10-KSB. The forward-looking statements contained in this Form 10-KSB include, but are not limited to statements about the following: (1) our future success, (2) our research and development efforts, (3) our future operating results and cash flow, (4) our ability to compete, (5) the markets in which we operate, (6) our revenue, (7) cost of license revenue and cost of service revenue, (8) our selling and marketing costs, (9) our general and administrative costs, (10) our research and development expenses, (11) the effect of critical accounting policies, (12) the possibility that we may seek to take advantage of opportunities in the equity and capital markets (13) our belief that our existing cash balances combined with our cash flow from operating activities will be sufficient to meet our operating and capital expenditure requirements for the remainder of the fiscal year ending March 31, 2009 and through the foreseeable future, and (14) our focus on the continued development and enhancement of the TigerLogic product line, and identification of new and emerging application areas and discussions with channel partners for the sale and distribution of the TigerLogic product line. All forward-looking statements in this document are made as of the date hereof, based on information available to us as of the date hereof, and we assume no obligation to update any forward-looking statement.

ITEM 1.	Description of Business

Overview

We were incorporated in the State of Delaware in August 1987. We were originally incorporated as Blyth Holdings, Inc. and our name was changed to Omnis Technology Corporation in September 1997. Effective December 1, 2000, we completed the acquisition of PickAx, Inc., a Delaware corporation (“PickAx”). Concurrent with the acquisition, we changed our name to Raining Data Corporation. On April 17, 2008, we changed our name to TigerLogic Corporation.

Products

Our principal business is the design, development, sale and support of software infrastructure. Our products allow customers to create and enhance flexible software applications for their own needs. Our software may be categorized into the following product lines: ChunkIt!, XDMS, MDMS and RAD software tools. All of our revenue to date have been derived from XDMS, MDMS and RAD software products.

Many of our products are based on the Pick Universal Data Model (“Pick UDM”), which we created, and are capable of handling data from many sources. The Pick UDM is a core component across the XDMS and MDMS product lines.

Beginning in 2001, we began an extensive effort to leverage our time-proven Pick UDM and core intellectual property to create the TigerLogic technology product line, which includes an internet browser-based search application called ChunkIt! designed to enhance the search experience and productivity of any Web user, and an enterprise class XML Database Management Server for the emerging XML market to address the growing need for managing and querying native XML data and the ability to handle structured and unstructured data. We are focused on the continued development and enhancement of this product line, identification of new and emerging technology areas and discussions with channel partners for the sale and distribution of the TigerLogic product line.

TigerLogic ChunkIt!

In April 2008, we publicly released for beta testing an internet browser-based search application called ChunkIt! Based on the TigerLogic technology platform, this innovative application is designed to enhance the search experience and productivity of any Web user. As an application that sits inside a Web browser, its function is to mine embedded hyperlinks that are commonly found on any Web page. ChunkIt! extracts the original content related to the user’s keyword search terms from behind the links and brings the content to the surface for easy review. The content is presented in the form of easily digested “chunks” of information. To facilitate the review, each keyword in the chunk is highlighted with a unique color.

This capability is useful not only for extracting search engine results, but for viewing any Web page that contains hundreds, if not thousands of embedded hyperlinks. With a single click, ChunkIt! delivers users the benefit of being able to quickly determine which links contain information pertinent to their searches. ChunkIt! can save users the time of having to click through a multitude of irrelevant links, and from having to manage multiple windows and tabs.

Users can download and install the beta version of the application at no charge at TigerLogic’s website, www.tigerlogic.com/chunkit. To date, we have not recognized any revenue from the ChunkIt! product.

TigerLogic XDMS

TigerLogic® XDMS is a high performance, scalable, enterprise native XML database management server with both data- and document-centric capabilities. The TigerLogic XDMS difference comes from its core technology, a highly flexible data model that is optimal for managing and storing any kind of XML or non-XML data and its high performance, extensible XQuery Engine. TigerLogic XDMS provides a level of efficient persistence that XML applications and transactions require, offering the benefits of roles-based security, XA-compliant transactions, replication and high-availability for enhanced reliability. TigerLogic XDMS provides the benefits of an enterprise-scalable system that allows on the fly changes to content, recursion, and automatically optimizes storage.

TigerLogic XDMS supports an extensible and flexible development and deployment environment. Unlike other XML data management alternatives, TigerLogic XDMS does not need to know the schema or structure of data before processing and storing it. We believe the ability to make XML schemas optional is a vital innovation because the structures of operational systems frequently change, and mapping schemas for the purpose of linking to a new data source is both difficult and time-consuming. The system also enables support for schema versioning, which is critical when addressing evolving standards and XML schemas. The General Availability Release of TigerLogic XDMS version 2.6, which included support for enhanced XQuery features, including XQuery stored procedures and full-text search and support for high availability clustering, was released in July 2006. Version 3.0, which is the third generation release of the product and includes compliance with the XML Query 1.0 specification, released in January 2007, cache management of data sources, in-memory cache, support for geospatial data, enhanced application programming interfaces (“APIs”) and data replication was released for beta testing in June 2007. To date, our revenue from TigerLogic XDMS has been less than $300,000.

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

MDMS components include FlashCONNECT a Web application programming interface which enables programmers to quickly implement a Web browser interface for Internet, intranet and extranet for their applications, OpenDB and Open Data Base Connectivity (“OBDC”) connectors that allow the MDMS products to talk to ODBC-compliant databases and the Pick Data Provider for .Net (“PDP”) and our Pick Reporting Services Connector. The PDP component for the Microsoft .NET Framework is tightly integrated with Microsoft Visual Studio .NET. It allows software developers using IBM’s Universe and Unidata databases and our D3 database platform to build client/server applications, Web applications or Web services using any of the languages and technologies that run on the Microsoft .NET Framework, such as Microsoft ASP.NET, Visual Basic ..NET, Visual C# .NET and Visual J# .NET. Our Pick Reporting Services Connector enables a data connection that allows Pick database users to unlock the benefits of Microsoft Reporting Services to take advantage of a comprehensive, server-based reporting solution that can author, manage, and deliver both paper-oriented and interactive, Web-based reports. This solution also allows access to IBM UniVerse, IBM UniData and Pick D3 data.

Rapid Application Development (RAD) Tools

Our RAD products support the full life cycle of software application development and are designed for rapid prototyping, development and deployment of graphical user interface (“GUI”) client/server and Web applications. The RAD products include Omnis Studio, Omnis Studio for SAP and Omnis Classic, and are object-oriented and component-based, providing the ability to deploy applications on operating system platforms such as Windows, Unix and Linux, as well as database environments such as MySQL, Oracle, DB2, Sybase, Microsoft SQL Server and other OBDC compatible database management systems.

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

Sales and Distribution

In the United States, we sell our products through established distribution channels consisting of OEMs, system integrators, specialized vertical application software developers and consulting organizations. We also sell our products directly through our sales personnel to end user organizations. Outside the United States, we maintain direct sales offices in the United Kingdom, France and Germany. Approximately 34%, 31%, and 31% of our revenue came from sales through our offices located outside the United States for the twelve months ended March 31, 2008, 2007, and 2006, respectively.

We sell our products in U.S. Dollars in North America, British Pounds Sterling in the United Kingdom and Euros in France and Germany. Because we recognize revenue and expense in these various currencies but report our financial results in U.S. Dollars, changes in exchange rates may cause variances in our period-to-period revenue and results of operations in future periods.

We generally license our software on a per-CPU, per-server, per-port or per-user basis. Therefore, the addition of CPU’s, servers, ports or users to existing systems increases our revenue from our installed base of licenses. In addition to software products, we provide continuing software maintenance and support and, to a limited extent, other services to our customers, including professional services and training to help plan, analyze, implement and maintain application software based on our products.

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

For each of the three years ended March 31, 2008, 2007 and 2006, no single customer accounted for more than 10% of our revenue.

Research and Development

We have devoted significant resources to the research and development of our products and technology. We believe that our future success will depend largely on a strong development effort with respect to both our existing and new products. These development efforts have resulted in updates and upgrades to existing MDMS and RAD products and the launch of new products including the TigerLogic product line. New product releases in all of our product lines are currently in progress. We expect to continue our research and development efforts in all product lines for the foreseeable future. We intend for these efforts to improve our future operating results and increase cash flow. However, such efforts may not result in additional new products or revenue, and we can make no assurances that the recently announced products or future products will be successful. We spent $7.8 million, $9.3 million, and $9.6 million on research and development in fiscal years 2008, 2007, and 2006, respectively.

Competition

The application development tools software market is rapidly changing and intensely competitive. Our MDMS products compete with products developed by companies such as Oracle, Microsoft and IBM. Our RAD products currently encounter competition from several direct competitors, including Microsoft, and competing development environments, including JAVA. Competition is developing and evolving in the XML market for which our XDMS products are intended. Companies that do or are expected to compete in this market include Oracle, IBM, Microsoft and Sybase, as well as a number of smaller companies with products that directly and indirectly compete with our XDMS products. Our ChunkIt! search application will encounter competition from several direct competitors including Google, Yahoo, Microsoft, AOL and Ask, as well as a number of smaller companies with products that directly and indirectly compete with our ChunkIt! product. Most of our competitors have significantly more financial, technical, marketing and other resources than we do. As a result, these competitors may be able to respond more quickly to new or emerging technologies, evolving markets and changes in customer requirements, and may devote greater resources to the development, promotion and sale of their products.

We believe that our ability to compete in the various product markets depends on factors both within and outside our control, including the timing of release, performance and price of new products developed by both us and our competitors. Although we believe that we currently compete favorably with respect to most of these factors, we may not be able to maintain our competitive position against current and potential competitors, especially those with greater resources.

Intellectual Property and Other Proprietary Rights

We rely primarily on a combination of trade secret, copyright and trademark laws and contractual provisions to protect our intellectual property and proprietary rights. Our trademarks include TigerLogic, ChunkIt!, Raining

Data, Pick, D3, Omnis, Omnis Studio, mvEnterprise, mvBase, and mvDesigner, among others. We also have twelve pending U.S. patent applications as of March 31, 2008.

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

Employees

At March 31, 2008, we had 107 employees worldwide of which 78 were in the United States and 29 were in our international offices. Of the 107 employees, 102 are full-time and approximately 45% are in research and development, 18% in technical support, 17% in sales and marketing and 20% in general and administrative functions.

Executive Officers

The following sets forth certain information regarding our executive officers as of March 31, 2008, except in the case of Jeffrey L. Wong who did not start serving as an executive and who was not deemed to be subject to Section 16 reporting requirements until April 22, 2008:

Name	Age	Position(s)
Carlton H. Baab	50	President, Chief Executive Officer and Director
Thomas Lim	39	Chief Financial Officer, VP of Finance, and Secretary
John H. Bramley	51	Vice President of Product Development
Robert W. Albo	49	Vice President of Business Solutions
Jeffrey L. Wong	50	Vice President of Marketing

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

Mr. Lim has served as our Chief Financial Officer and Vice President of Finance since May 2006, and as Secretary since August 2006. Prior to joining TigerLogic, from March 2004 to May 2006, Mr. Lim served as the Director of Finance and Controller of WageWorks, Inc., an employee benefits administration firm. Mr. Lim served as the Director of Finance of DNA Sciences, Inc., a bio-research company, from October 2002 to January 2004, and as the Corporate Controller of Certive Corporation, a software company, from June 2000 to September 2002. Mr. Lim graduated from the University of California at Berkeley, Haas School of Business with a B.S. in accounting and finance and received his M.B.A. from the University of California at Berkeley, Haas School of Business. Mr. Lim is a Certified Public Accountant.

Mr. Bramley has served as our Vice President of Product Development since February 2007. Mr. Bramley has over 20 years of experience in product management and development. From April 2001 to February 2007, Mr. Bramley held various corporate technical positions involved with the development, marketing and support of TigerLogic’s TigerLogic XDMS technology. From November 1996 to April 2001, Mr. Bramley served as Vice President, Engineering responsible for the product development and technical support for TigerLogic’s multi-dimensional database management systems. From January 1987 to November 1996, Mr. Bramley was involved in the management and development of the Pick database management system at Sequoia Systems, a vendor of fault tolerant hardware products. Mr. Bramley holds a B.S. degree in Computer Science from the State University of New York, Plattsburgh, NY.

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

Mr. Wong joined us in July 2007 as our Vice President of Marketing. From July 2002 to June 2007, Mr. Wong served in various management roles with Genesys Conferencing, a publicly-traded company offering integrated Web, audio and video conferencing services, including Director of Technical Applications Management, Director of National Account Sales—Eastern Region, and Global Director of Product Management. From June 1999 to July 2002, Mr. Wong served as the Director of Product Marketing with Placeware, Inc., a Web conferencing services company. Mr. Wong also served as Director of Corporate Marketing with Lexar Media from 1998 to 1999 and Director of Marketing with Silicon Gaming from 1996 to 1998. Mr. Wong holds a B.S. in Civil Engineering from the University of California, Berkeley, a M.S. in Materials Engineering from L’Ecole Superieure de Soudure Autogenne in Paris, France, and a M.B.A. from the University of California, Los Angeles, Anderson School of Management.

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

We currently lease approximately 9,000 square feet of office space in San Jose, California which houses engineering, business development, marketing, and general and administrative personnel.

We also lease a sales and support office in each of the UK, France and Germany.

We believe that our facilities are suitable and adequate for our current needs.

ITEM 3.	Legal Proceedings

We are subject from time to time to litigation, claims and suits arising in the ordinary course of business. As of March 31, 2008, we have the following outstanding legal proceedings:

1. Raining Data v. Intrametrics. On or about January 19, 2007, the Company filed a complaint in Orange County Superior Court that sets forth allegations that Intrametrics threatens to and has misappropriated the Company’s trade secrets. The Company’s allegations in the complaint include that Intrametrics has obtained the Company’s source code in violation of the Parties’ OEM (Original Equipment Manufacturer) Distribution Agreement and in violation of California’s laws prohibiting the misappropriation of trade secrets. The Company seeks injunctive relief from Intrametrics, including, but not limited to, compelling Intrametrics to fully comply with all of the termination provisions set forth in the OEM Agreement; enjoining Intrametrics and its employees and agents from using or disclosing the Company’s trade secrets; prohibiting Intrametrics from soliciting the Company’s current or potential customers for 3 years, and from soliciting or employing certain of the Company’s former employees for 3 years. Intrametrics filed a motion to quash the Complaint, which the Company opposed, but on the morning of the hearing, Intrametrics first notified the Company that it filed Chapter 11 bankruptcy, effectively staying the litigation in Orange County Superior Court. In March of 2008, the Company commenced discovery in the Bankruptcy matter. In April 2008, the Bankruptcy matter was converted to Chapter 7. The Company will pursue further discovery and litigation in the Bankruptcy court in Houston, TX.

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

3. Cross-Complaint by Soheil Raissi, Mario Barrenechea and Adevnet v. Raining Data. On or about January 10, 2007, the defendants in the case above filed a cross-complaint, alleging several claims against the Company and Carlton Baab, the Company’s President and Chief Executive Officer, unfair business practices, violation of civil rights, intentional interference with prospective economic advantage, negligent interference with prospective economic advantage, malicious prosecution, abuse of process, negligence, civil conspiracy, and injunctive relief. Cross-complainants allege general, compensatory, special, and punitive and exemplary damages in amounts “according to proof,” and seek to enjoin the Company from engaging in improper and unlawful conduct. The Company and Carlton Baab assert that all of the claims are baseless, and filed a special motion to strike all the allegations in the cross-complaint. The Company and Carlton Baab will continue to vigorously defend their rights in this litigation. We are unable to estimate any loss or range of loss at this time. Management believes that the ultimate disposition of this matter will not have a material adverse effect on the Company’s consolidated financial statements, results of operations, cash flows or liquidity.

An unfavorable resolution of these legal proceedings could have a material adverse effect on the Company’s business, results of operations, financial condition and cash flows.

ITEM 4.	Submission of Matters to a Vote of Security Holders

At the Annual Meeting of the Company’s Stockholders held on February 27, 2008 (the “Meeting”), one proposal was submitted. No other proposals were put before the Meeting. The proposal and voting results were as follows:

To elect two (2) Class III directors of the Company to serve a term of three (3) years or until their successors are duly elected and qualified:

CARLTON H. BAAB	FOR: 24,845,850	WITHHELD: 18,866

GERALD F. CHEW	FOR: 24,848,416	WITHHELD: 16,300

The proposal was approved by the requisite number of votes.

PART II

ITEM 5.	Market for Common Equity and Related Stockholder Matters and Small Business Issuer Purchases of Equity Securities

Market Information

Effective April 21, 2008, our common stock is traded on the Nasdaq Capital Market under the symbol “TIGR.” Prior to this date, our common stock was traded on the Nasdaq Capital Market under the symbol “RDTA.”

The following table sets forth the high and low closing prices for our common stock for the periods indicated, as reported by Nasdaq:

	High	Low
Fiscal Year 2007
First Quarter	$4.01	$2.55
Second Quarter	$4.50	$3.19
Third Quarter	$3.89	$2.50
Fourth Quarter	$3.00	$2.05

	High	Low
Fiscal Year 2008
First Quarter	$3.35	$2.15
Second Quarter	$4.60	$2.85
Third Quarter	$6.48	$4.17
Fourth Quarter	$6.00	$4.42

On March 31, 2008, the closing price for our common stock on the Nasdaq Capital Market was $6.00 and there were approximately 135 holders of record of our common stock.

Dividends

We have never declared or paid dividends on our common stock. We intend to retain earnings, if any, for the operation and expansion of our business, and therefore do not anticipate paying any cash dividends in the foreseeable future.

Securities Authorized For Issuance under Equity Compensation Plans

The information required by this item regarding equity compensation plans is incorporated by reference to the information set forth in Part III, Item 11 of this Annual Report on Form 10-KSB.

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

GOODWILL. We assess the impairment of goodwill whenever events or changes in circumstances indicate that the carrying value may not be recoverable and at least annually. Factors we consider to be important which could trigger an impairment review include the following:

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

In accordance with Statement of Financial Accounting Standards (“SFAS”) No. 142, “Goodwill and Other Intangible Assets” (“SFAS No. 142”), we do not amortize goodwill, but test for goodwill impairment following a two-step process. The first step is used to identify potential impairment by comparing the fair value of a reporting unit with its net book value (or carrying amount), including goodwill. If the fair value exceeds the carrying amount, goodwill of the reporting unit is considered not impaired and the second step of the impairment test is unnecessary. If the carrying amount of a reporting unit exceeds its fair value, the second step of the goodwill impairment test is performed to measure the amount of impairment loss, if any. The second step of the goodwill impairment test compares the implied fair value of the reporting unit’s goodwill with the carrying amount of that goodwill. If the carrying amount of the reporting unit’s goodwill exceeds the implied fair value of that goodwill, an impairment loss is recognized in an amount equal to that excess. The implied fair value of goodwill is determined in the same manner as the amount of goodwill recognized in a business combination. That is, the fair value of the reporting unit is allocated to all of the assets and liabilities of that unit (including any unrecognized intangible assets) as if the reporting unit had been acquired in a business combination and the fair value of the reporting unit was the purchase price paid to acquire the reporting unit. Currently, we have one reporting unit for goodwill impairment testing.

Determining the fair value of a reporting unit under the first step of the goodwill impairment test and determining the fair value of individual assets and liabilities of a reporting unit (including unrecognized intangible assets) under the second step of the goodwill impairment test is judgmental in nature and often involves the use of significant estimates and assumptions. These estimates and assumptions could have a significant impact on whether or not an impairment charge is recognized and the magnitude of any such charge. Estimates of enterprise fair value are currently based on our stock price as reported by Nasdaq given our single reporting unit structure.

EMPLOYEE STOCK-BASED COMPENSATION. We account for stock-based compensation in accordance with SFAS No. 123(R), “Share-Based Payment.” (“SFAS No. 123(R)”). Under the fair value recognition provisions of this statement, share-based compensation cost is measured at the grant date based on the value of the award and is recognized as expense over the requisite service period. We estimate the fair value of stock-based awards using a Black-Scholes valuation model. Determining the fair value of share-based awards at the grant date requires judgment, including estimating volatility, expected terms, and forfeitures. If actual results differ significantly from these estimates, stock-based compensation expense and our results of operations could be materially impacted. See footnote 8 in the accompanying consolidated financial statements.

Results of Operations

The following table sets forth certain consolidated statement of operations data in total dollars, as a percentage of total net revenues and as a percentage change from the prior year. Cost of license revenues and the cost of service revenues are expressed as a percentage of the related revenues. This information should be read in conjunction with the consolidated financial statements and the notes thereto included elsewhere in this Form 10-KSB.

	Year Ended March 31, 2008			Year Ended March 31, 2007			Year Ended March 31, 2006
	Results	% of Net Revenues	Percent Change	Results	% of Net Revenues	Percent Change	Results	% of Net Revenues
Net revenues
Licenses	$7,974	40%	16%	$6,859	37%	(18)%	$8,404	41%
Services	11,798	60%	(1)%	11,885	63%	0%	11,890	59%

Total net revenues	19,772	100%	5%	18,744	100%	(8)%	20,294	100%
Operating expense
Cost of revenues:
Cost of license revenues (as a % of license revenues)	28	0%	(72)%	99	1%	(52)%	207	2%
Cost of service revenues (as a % of service revenues)	1,824	15%	(14)%	2,117	18%	(7)%	2,274	19%
Selling and marketing	5,772	29%	6%	5,466	29%	5%	5,219	26%
Research and development	7,820	40%	(16)%	9,295	50%	(4)%	9,638	47%
General and administrative	4,851	25%	25%	3,866	21%	11%	3,477	17%

Total operating expenses	20,295	103%	(3)%	20,843	111%	0%	20,815	103%

Operating loss	(523)	(3)%	(75)%	(2,099)	(11)%	303%	(521)	(3)%
Other income (expense)-net	145	1%	(119)%	(765)	(4)%	(26)%	(1,027)	(5)%

Loss before income taxes	(378)	(2)%	(87)%	(2,864)	(15)%	85%	(1,548)	(8)%
Income tax provision (benefit)	(47)	(0)%	(150)%	94	1%	24%	76	0%

Net loss	$(331)	(2)%	(89)%	$(2,958)	(16)%	82%	$(1,624)	(8)%

REVENUE

NET REVENUE. Our revenue is derived principally from two sources: fees from software licensing and fees for post contract technical support. We license our software on a per-CPU, per-server, per-port or per-user basis. Therefore, the addition of CPU’s, servers, ports or users to existing systems increases our revenue from our installed base of licenses. While the timing of orders and customer ordering patterns have resulted in some fluctuations in license revenue between quarters and year-to-year, the 16% increase in license revenue from fiscal year 2007 to fiscal year 2008 was primarily a result of increased users added to our current customer base. The 18% decrease in license revenue from fiscal year 2006 to fiscal year 2007 was primarily the result of an acceleration of our customers’ adoption of other technologies. Services revenue has remained relatively stable and consistent from period to period and we anticipate that services revenue will remain stable for the foreseeable future. In the longer term, we expect that the MDMS and RAD markets will eventually contract as customers continue to adopt newer technologies and, therefore, the revenue generated from sales of our MDMS and RAD products is expected to decrease.

We have been actively developing and marketing our TigerLogic product line. Should our development efforts and the adoption of these product lines be successful, we anticipate additional revenues in future periods related these products. However, we can give no assurances as to customer acceptance of any new products or services, or the ability of the current or any new products and services to generate revenue. While we are committed to research and development efforts that are intended to allow us to penetrate new markets and generate new sources of revenue, such efforts may not result in additional products, services or revenue.

OPERATING EXPENSES

COST OF LICENSE REVENUE. Cost of license revenue is comprised of direct costs associated with software license sales including software packaging, documentation, physical media costs and royalties. The decrease in cost of license revenue in fiscal year 2008 when compared to fiscal year 2007 is due to reduced headcount, and the decrease in fiscal year 2007 as compared to fiscal year 2006 is due to lower license revenue. We anticipate that the cost of license revenue, as a percentage of license revenue and in absolute dollars, will be relatively stable in future periods.

COST OF SERVICE REVENUE. Cost of service revenue includes primarily personnel costs relating to providing consulting, technical support and training services. The decrease in cost of service revenue in fiscal year 2008 as compared to fiscal year 2007, and in fiscal year 2007 as compared to fiscal year 2006 is due to reduced headcount. We anticipate that the cost of service revenue, as a percentage of service revenue and in absolute dollars, will be relatively stable in future periods.

SELLING AND MARKETING. Selling and marketing expense consists primarily of salaries, benefits, advertising, tradeshows, travel and overhead costs for our sales and marketing personnel. The increase of $0.3 million in selling and marketing expense in fiscal year 2008 as compared to fiscal year 2007 is due primarily to higher marketing expense for the TigerLogic product line. Selling and marketing expense remained relatively consistent in fiscal year 2007 as compared to fiscal year 2006. We adopted SFAS No. 123(R) at the beginning of fiscal year 2007 pursuant to which stock option compensation expense of $0.4 million was recorded in fiscal year 2007 in selling and marketing expenses. In addition, advertising and marketing expenses increased approximately $0.2 million in fiscal year 2007 as compared to fiscal year 2006. However, these expenses were partially offset by a reduction in headcount that decreased expenses by approximately $0.3 million. We anticipate that selling and marketing costs related to the TigerLogic product line may increase as we further develop the sales channel for these products and if customer acceptance of these products increases. In addition, if our continued research and development efforts are successful, including with respect to our TigerLogic product line, and new products or services are created, we may incur increased sales and marketing expense to promote those new products in future periods.

RESEARCH AND DEVELOPMENT. Research and development expense consists primarily of salaries and other personnel-related expenses and overhead costs for engineering personnel, including employees in the US and the UK. The decrease of $1.5 million in research and development in fiscal year 2008 as compared to fiscal year 2007 is primarily due to decrease in salary related expenses of $0.8 million as a result of reduced headcount, and a decrease in consulting expense of $0.7 million due to the termination of consulting contracts in the US and India. Research and development expense decreased slightly in fiscal 2007 as compared to fiscal 2006 due to reduced headcount and consulting expenses of approximately $0.5 million and $0.1 million, respectively, partially offset by the adoption of SFAS No. 123(R) for stock option compensation expense of $0.3 million. In fiscal 2006, spending related to our development efforts increased because of continued efforts to refine and add certain features and functionality to our products. The majority of these costs have been personnel related, including salary and recruiting costs, as we have hired employees and contractors for the ongoing development and enhancement of our product lines during fiscal year 2006. We are committed to our research and development efforts and expect research and development expense will remain at the current level in future periods or increase if we believe that additional spending is warranted. Such efforts may not result in additional new products and any new products, including the TigerLogic product line, may not generate sufficient revenue, if any, to offset the research and development expense.

GENERAL AND ADMINISTRATIVE. General and administrative expense consists primarily of costs associated with our finance, human resources, legal and other administrative functions. These costs consist principally of salaries and other personnel-related expenses, professional fees, depreciation and overhead costs. The increase of $1.0 million in general and administrative expense in fiscal year 2008 as compared to fiscal year 2007 is primarily due to $0.4 million increase in legal expense relating to outstanding legal proceedings and intellectual property matters. We also incurred $0.4 million of additional expenses in fiscal year 2008 due primarily to Sarbanes-Oxley compliance and the adoption of FASB Interpretation No. 48, “Accounting for Uncertainty in Income Taxes-an interpretation of FASB Statement No. 109” (“FIN 48”). General and administrative spending increased in fiscal year 2007 as compared to fiscal year 2006 due to cost incurred relating to the restatement of our Form 10-KSB for the year ended March 31, 2006, the adoption of SFAS No. 123(R) of approximately $0.3 million, and fees of approximately $0.4 million in connection with the current legal proceedings, partially offset by reduced headcount. We anticipate that general and administrative costs as a percentage of revenue and in absolute dollars will remain relatively stable in future periods.

OTHER INCOME (EXPENSE). Other income (expense) consists primarily of net interest expense and gains and losses on foreign currency transactions. Other expense decreased during fiscal year 2008 as compared to fiscal year 2007 due to higher interest income as a result of higher investment balances, lower interest expense as a result of the conversion of Astoria and GFAM subordinated convertible notes to equity, and favorable exchange rates. Other expense decreased during fiscal year 2007 as compared to fiscal year 2006 due primarily to higher interest income from higher investment balances and favorable exchange rates. Due to the uncertainty in exchange rates, we may experience transaction gains or losses in future periods, the effect of which cannot be determined at this time.

INCOME TAX PROVISION (BENEFIT). Our effective tax rate was (12.4%), 3.3%, and 4.9% for fiscal years 2008. 2007, and 2006. The provision for income taxes reflects the tax on earnings and dividends from foreign subsidiaries. We are able to reduce the current liability of foreign subsidiaries with net operating loss carryforwards. However, certain carryforwards were acquired in our acquisition in December 2000. Therefore, the benefit realized from utilizing those net operating loss carryforwards reduced goodwill instead of income tax expense. Due to uncertainties surrounding the timing of realizing the benefits of the net operating loss carryforwards in the future, we carry a full valuation allowance against net deferred tax assets in domestic and foreign jurisdictions, except France. As a result of our analysis of all available evidence, both positive and negative as of the end of the fourth quarter of the year ended March 31, 2008, including sustained historical profitability in France, improved financial condition at the parent-level, and completion of a world-wide transfer pricing study, it was considered more likely than not that a full valuation allowance for deferred tax assets in France was not required, resulting in the release of the valuation allowance previously recorded against our net French deferred tax assets of approximately $460,000. Of this amount, approximately $168,000 was recorded as income tax benefit and approximately $292,000 was recorded as a reduction of goodwill. Additionally, during fiscal 2008, we received a dividend of approximately $0.8 million from one of our foreign subsidiaries and paid approximately $40,000 in withholding tax associated with the dividend amount.

Liquidity and Capital Resources

In connection with the acquisition of PickAx, we assumed a Secured Promissory Note issued to Astoria Capital Partners, L.P. (“Astoria”) dated November 30, 2000, in the amount of $18.5 million. In January 2003, we entered into a Note Exchange Agreement (the “Exchange Agreement”) with Astoria to replace the existing Secured Promissory Note, as amended, with a Convertible Subordinated Note. Under the terms of the Exchange Agreement, the Secured Promissory Note was exchanged and replaced with a Convertible Subordinated Note having a principal amount of $22.1 million, which principal amount was equal to the outstanding principal and accrued interest payable on the Secured Promissory Note as of the date of the Exchange Agreement. In October 2005, Astoria assigned a portion of its common stock holdings totaling 870,536 shares and a portion of the Subordinated Convertible Note, totaling $1,751,832, to two of its limited partners, GFAM Hedge Partnership (“GFAM”) and CAM Small Cap Fund, L.P. (“CAM”). As such, we issued an Amended and Restated Note to Astoria for $20,749,581 and corresponding notes directly to GFAM and CAM for $862,979 and $888,853, respectively. The Convertible Subordinated Notes were convertible into common stock at any time, at the option of the holder, at a price of $5.00 per share. The Convertible Subordinated Notes matured on May 30, 2008, extending the May 30, 2003 maturity date of the Secured Promissory Note. The interest rate of the Convertible Subordinated Notes was 5% per annum as compared to an interest rate of 10% per annum under the Secured Promissory Note. The interest was payable quarterly at our option in cash or through increases to the outstanding principal of the Convertible Subordinated Notes.

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

On October 4, 2007, the Company received a conversion notice from Astoria and on October 5, 2007, the Company received a conversion notice from GFAM, each electing to convert its Convertible Subordinated Note in full. As a result, $22,917,000 of outstanding principal owed to Astoria under its Convertible Subordinate Note was converted into 4,583,400 shares of the Company’s common stock, and $981,000 of outstanding principal owed to GFAM under its Convertible Subordinated Note was converted into 196,200 shares of the Company’s common stock. Per the terms of the Convertible Subordinated Notes, the Company made a cash payment to Astoria and GFAM of approximately $13,181 and $1,264, respectively, for amounts outstanding under the Convertible Subordinated Notes that were not converted into shares of common stock. Following the conversion of such Convertible Subordinated Notes and the cash payment to Astoria and GFAM, the Convertible Subordinated Notes held by Astoria and GFAM were cancelled. After the conversion by Astoria and GFAM, only CAM’s Convertible Subordinated Note remained outstanding.

Subsequent to the fiscal year ended March 31, 2008, the Company received a conversion notice from CAM on April 10, 2008 electing to convert its Convertible Subordinated Note in full. As a result, $977,000 of outstanding principal owed to CAM under its Convertible Subordinated Note was converted into 195,400 shares of the Company’s common stock. Per the terms of the Convertible Subordinated Note, the Company made a cash payment to CAM of approximately $1,531 for the amount outstanding under the Convertible Subordinated Note that was not converted into shares of common stock. Following the conversion of such Convertible Subordinated Note and the cash payment to CAM, the Convertible Subordinated Note held by CAM was cancelled and there are no remaining Convertible Subordinated Notes outstanding subsequent to April 10, 2008.

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

As of March 31, 2008, we had $14.1 million in cash. We believe that our existing cash balances combined with our cash flow from operating activities will be sufficient to meet our operating and capital expenditure requirements for the remainder of the fiscal year ending March 31, 2009 and through the foreseeable future. We are committed to research and development efforts that are intended to allow us to penetrate new markets and generate new sources of revenue and improve operating results. However, our research and development efforts have required, and will continue to require, cash outlays without the immediate or short-term receipt of related revenue. Our ability to meet our expenditure requirements is dependent upon our future financial performance, which will be affected by, among other things, prevailing economic conditions, our ability to penetrate new markets and attract new customers, market acceptance of our new and existing products and services, the success of research and development efforts and other factors beyond our control.

On February 11, 2004, we entered into a two year credit facility with Silicon Valley Bank which provided us with the ability to borrow up to $1.5 million at an annual interest rate of prime plus 1.0%, provided that the annual interest rate shall never be less than 5%. We renewed this credit facility on February 11, 2006. The credit facility was collateralized by our assets and expired in February 2008. There were no outstanding borrowings as of March 31, 2008. We have not renewed this credit facility and are currently assessing our credit and liquidity needs in relation to market factors. However, we believe that the facility is not required for liquidity purposes or to meet our cash flow needs for the foreseeable future.

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

We had no material commitments for capital expenditures as of March 31, 2008.

Net cash provided by operating activities was $1.9 million, and net cash used in operating activities was $0.3 million and $0.1 million for fiscal years ended March 31, 2008, 2007 and 2006, respectively. The increase in net cash provided by operating activities in fiscal year 2008 as compared to fiscal year 2007 was primarily due to higher revenue and lower research and development expenses. Net cash used in investing activities was $0.2 million, $0.1 million and $0.5 million for fiscal years ended March 31, 2008, 2007 and 2006, respectively. Net cash used in investing activities decreased in fiscal year 2007 as compared to fiscal year 2006 due to the higher expenditures related to relocating to new headquarters during fiscal year 2006. Net cash provided by financing activities was $0.7 million, $1.2 million and $0.9 million for fiscal years ended March 31, 2008, 2007 and 2006, respectively. Net cash provided by financing activities was primarily due to proceeds derived from the exercise of stock options.

Our earnings before interest, taxes, depreciation and amortization (EBITDA) were $1.0 million or 5% of total net revenue, negative $0.9 million or negative 5% of total net revenue, negative $0.2 million or negative 1% of total net revenue, for the years ended March 31, 2008, 2007 and 2006, respectively. The increase in fiscal 2008 EBITDA as compared to fiscal 2007 was a result of higher revenue and lower research and development expenses. The reduction in fiscal 2007 EBITDA as compared to fiscal 2006 was a result of decreased revenues. EBITDA is defined as net loss with an add-back for depreciation and amortization, non-cash stock-based compensation expense, interest expense, other income (expense) and income taxes. The following table reconciles EBITDA to the reported net loss:

TIGERLOGIC CORPORATION AND SUBSIDIARIES

RECONCILIATION OF EBITDA TO NET LOSS

(In thousands)

	For the Years Ended March 31,
	2008	2007	2006
Reported net loss	$(331)	$(2,958)	$(1,624)
Depreciation and amortization	282	318	276
Stock-based compensation	1,219	911	10
Interest expense-net	205	837	952
Other (income) expense-net	(350)	(72)	75
Income tax provision (benefit)	(47)	94	76

EBITDA	$978	$(870)	$(235)

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

TIGERLOGIC CORPORATION AND SUBSIDIARIES

RECONCILIATION OF EBITDA TO NET CASH PROVIDED BY (USED IN)

OPERATING ACTIVITIES

(In thousands)

	For the Years Ended March 31,
	2008	2007	2006
Net cash provided by (used in) operating activities	$1,851	$(298)	$(86)
Interest expense-net	205	837	952
Other (income) expense-net	(350)	(72)	75
Change in trade accounts receivable	179	(375)	110
Change in other current and non-current assets	21	68	(133)
Change in accounts payable	(251)	279	134
Change in accrued liabilities	(488)	(1,145)	(1,482)
Change in deferred revenue	(300)	(98)	355
Foreign currency exchange gain (loss)	299	18	(77)
Note payable discount amortization	(98)	(83)	(83)
Provision for bad debt	(90)	(1)	—

EBITDA	$978	$(870)	$(235)

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

We have devoted significant resources to the research and development of products and technologies. We believe that our future success will depend in large part on a strong research and development effort with respect to both our existing and new products. Beginning in 2001, we began an extensive effort to leverage our time-proven Pick UDM and core intellectual property to create the TigerLogic product line, which includes an internet browser-based search application called ChunkIt! and an enterprise class XML database management server for the emerging XML market. While we intend for these efforts to improve our future operating results and increase cash flow, such new products may not be successful or generate significant revenue. The development of new or enhanced software products is a complex and uncertain process requiring high levels of innovation, as well as accurate anticipation of customer and technical trends. In developing new products and services, we may fail to develop and market products that respond to technological changes or evolving industry standards in a timely or cost-effective manner, or experience difficulties that could delay or prevent the successful development, introduction and marketing of these new products. The development and introduction of new or enhanced products also requires us to manage the transition from older products in order to minimize disruptions in customer ordering patterns and to ensure that adequate supplies of new products can be delivered to meet customer demand. Failure to develop and introduce new products, or enhancements to existing products, in a timely manner in response to changing market conditions or customer requirements, or lack of customer acceptance of our products, will materially and adversely affect our business, results of operations and financial condition.

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

The application development tools software market is rapidly changing and intensely competitive. Our MDMS products compete with products developed by companies such as Oracle, Microsoft and IBM. Our RAD products currently encounter competition from several direct competitors, including Microsoft, and competing development environments, including JAVA. Competition is developing and evolving in the XML market for which our XDMS products are intended. Companies that do or are expected to compete in this market include Oracle, IBM, Microsoft and Sybase, as well as a number of smaller companies with products that directly and indirectly compete with our XDMS products. Our ChunkIt! search application will encounter competition from several direct competitors including Google, Yahoo, Microsoft, AOL and Ask, as well as a number of smaller companies with products that directly and indirectly compete with our ChunkIt! product. Additionally, as we expand our business, we expect to compete with a different group of companies, including smaller, highly focused companies offering single products.

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

We believe that the markets for our MDMS and RAD products may be declining as customers adopt other technologies. As a result, to maintain or grow our revenue in these markets, we will need to maintain or grow our sales to existing customers and to generate sales to new customers, including corporate development teams, commercial application developers, system integrators, independent software vendors and independent consultants. If we fail to attract new customers, if we lose our customers to competitors, or if the MDMS or RAD markets decline, our revenue may be adversely affected. In the longer term, it is expected that the MDMS and RAD markets will eventually decline as customers adopt newer technologies.

OUR PRODUCTS HAVE A LONG SALES CYCLE WHICH COULD RESULT IN DELAYS IN THE RECEIPT OF REVENUE.

The sales cycle for our MDMS and RAD products typically ranges from three to nine months or longer and the sales cycle for our XDMS products is anticipated to be significantly longer since these markets are emerging and the products are still in the process of being adopted by the marketplace. The adoption cycle for our ChunkIt! product is anticipated to be long since the search market currently has much larger direct competitors such as Google, Yahoo, Microsoft, AOL and Ask. Our products are typically used by application developers, system integrators and value added resellers to develop applications that are critical to their corporate end user’s business. Because our products are often part of an end user’s larger business process, re-engineering initiative, or implementation of client/server or web-based computing, the end users frequently view the purchase of our products as part of a long-term strategic decision regarding the management of their workforce-related operations and expenditures. Thus, this sometimes results in end users taking a significant period of time to assess alternative solutions by competitors or to defer a purchase decision as a result of an unrelated strategic issue beyond our control. As a result, a significant period of time may elapse between our research and development efforts and recognition of revenue, if any.

THE CONCENTRATION OF OUR STOCK OWNERSHIP GIVES CERTAIN STOCKHOLDERS SIGNIFICANT CONTROL OVER OUR BUSINESS.

As of March 31, 2008, Astoria beneficially owned approximately 57% of our outstanding common stock. Richard W. Koe, Chairman of the Board of Directors, serves as the Managing General Partner for ACM, which is a general partner of Astoria. Carlton H. Baab, our President, Chief Executive Officer, and Director, served as a Managing Principal of ACM until taking a formal leave of absence to join us in August 2001. This concentration of stock ownership allows Astoria, acting alone, to block any actions that require approval of our stockholders, including the election of members to the Board of Directors and the approval of significant corporate transactions. Moreover, this concentration of ownership may delay or prevent a change in control.

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

THE INABILITY TO PROTECT OUR INTELLECTUAL PROPERTY COULD HARM OUR ABILITY TO COMPETE.

Our ability to compete successfully will depend, in part, on our ability to protect our proprietary technology and operations without infringing upon the rights of others. We may fail to do so. In addition, the laws of certain countries in which our products are, or may be, licensed may not protect our proprietary rights to the same extent as the laws of the United States. We rely primarily on a combination of trade secret, copyright and trademark laws and contractual provisions to protect our intellectual property and proprietary rights. Our trademarks include TigerLogic, ChunkIt!, Pick, D3, Omnis, Omnis Studio, mvEnterprise, mvBase, and mvDesigner, among others. We also have twelve pending U.S. patent application as of March 31, 2008. In addition to trademark and copyright protections, we license our products to end users on a “right to use” basis pursuant to a perpetual license agreement that restricts use of products to a specified number of users.

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

OUR PRODUCTS MAY CONTAIN SOFTWARE DEFECTS WHICH COULD HARM OUR BUSINESS.

Our enterprise applications software and internet browser-based search application may contain undetected errors or failures. This includes our XDMS and ChunkIt! products, which are at higher risk given these products are in the earliest stages of the product life cycle. This may result in loss of, or delay in, customer acceptance of our products and could harm our reputation and our business. Undetected errors or failures in computer software programs are not uncommon. While we make every effort to thoroughly test our software, in the event that we experience significant software errors, we could experience delays in release, customer dissatisfaction and lost revenue. Any of these errors or defects could harm our business.

IF ASTORIA OR OTHER SECURITIES HOLDERS REQUEST REGISTRATION OF THEIR RESTRICTED SECURITIES, OR THESE SECURITIES HOLDERS SELL A SUBSTANTIAL AMOUNT OF RESTRICTED SECURITIES IN THE OPEN MARKET, OUR STOCK PRICE MAY DECLINE.

As of March 31, 2008, we had 26,252,319 outstanding shares of common stock, of which approximately 15 million shares were restricted securities held by Astoria and other holders. Restricted securities may be sold in the public market only if they are registered or if they qualify for an exemption from registration promulgated under the Securities Act. At present, all of our outstanding restricted securities may be registered or are eligible for public sale under Rule 144, subject to volume limitations and other requirements of Rule 144.

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

OUR GLOBAL OPERATIONS EXPOSE US TO ADDITIONAL RISKS AND CHALLENGES ASSOCIATED WITH CONDUCTING BUSINESS INTERNATIONALLY.

We operate on a global basis with offices or distributors in Europe, Africa, Asia, Latin America, South America, Australia and North America and development efforts in North America and Europe. Approximately 34% of our revenue for the year ended March 31, 2008 was generated from our international offices. We face several risks inherent in conducting business internationally, including but not limited to the following:

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

THE FAILURE OF OUR PRODUCTS TO CONTINUE TO CONFORM TO INDUSTRY STANDARDS MAY HARM OUR OPERATING RESULTS.

A key factor in our future success will continue to be the ability of our products to operate and perform well with existing and future leading, industry-standard enterprise software applications intended to be used in connection with our MDMS, RAD, and TigerLogic products. Inter-operability may require third party licenses, which may not be available to us on favorable terms or at all. Failure to meet existing or future inter-operability and performance requirements of industry standard applications in a timely manner could adversely affect our business. Uncertainties relating to the timing and nature of new product announcements or introductions or modifications of third party software applications could delay our product development, increase our product development expense or cause customers to delay evaluation, purchase, and deployment of our products.

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

Our consolidated financial statements, including the notes thereto, together with the report of KPMG LLP, independent registered public accounting firm, thereon are presented as a separate section of this Form 10-KSB, and the following are attached hereto beginning on Page 40:

ITEM 8.	Changes In and Disagreements With Accountants on Accounting and Financial Disclosure

There were no changes in or disagreements with our accountants on accounting or financial disclosures for the year ended March 31, 2008.

ITEM 8A.	Controls and Procedures

Evaluation of Disclosure Controls and Procedures

Our principal executive officer and principal financial officer evaluated the effectiveness of our disclosure controls and procedures as of the end of the period covered by this report. Based on such evaluation and the material weakness discussed below, our principal executive officer and principal financial officer have concluded that our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act) are ineffective, as of the end of the period covered by this report, to ensure that information required to be disclosed by us in reports that we file or submit under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in Securities and Exchange Commission rules and accumulated and communicated to the Company’s management, including its principal executive officer and principal financial officer, to allow timely decisions regarding required disclosure.

A control system, no matter how well conceived and operated, can provide only reasonable, not absolute, assurance that the objectives of the control system are met. Management necessarily applied its judgment in assessing the benefits of controls relative to their costs. Because of the inherent limitations in all control systems, no evaluation of controls can provide absolute assurance that all control issues, if any, within TigerLogic Corporation have been detected.

Management’s Report on Internal Control Over Financial Reporting

Our management is responsible for establishing and maintaining adequate internal control over financial reporting (as defined in Rule 13a-15(f) and 15d-15(f) under the Exchange Act). Internal control over financial reporting is designed to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles. Because of its inherent limitations, internal control over financial reporting may not prevent or detect misstatements. Also, projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions, or that the degree of compliance with the policies or procedures may deteriorate.

A material weakness is a deficiency (within the meaning of the Public Company Accounting Oversight Board’s (“PCAOB”) Auditing Standard No. 5), or combination of deficiencies in internal control over financial reporting (ICOFR), such that there is a reasonable possibility that a material misstatement of the company’s annual or interim financial statements will not be prevented or detected on a timely basis.

Our management evaluated the effectiveness of our internal control over financial reporting using the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission in Internal Control-Integrated Framework (COSO). Based on our evaluation, our management concluded that our internal control over financial reporting was ineffective as of the end of the period covered by this report. We have identified the following material weaknesses in our internal control over financial reporting as of March 31, 2008:

Management review and approval controls did not operate effectively in determining income tax expense (benefit) and in recording two purchases of software licenses during the fourth quarter of fiscal 2008 and, accordingly, generally accepted accounting principles were not properly applied, resulting in the following:

•	Income tax expense (benefit) was misstated because we incorrectly recorded an income tax benefit instead of reducing goodwill when realizing the benefit of foreign net operating loss carryforwards

•	Operating expenses were misstated because we expensed long-lived assets that should have been capitalized and amortized over their useful or contractual lives

This material weakness resulted in a reasonable possibility that a material misstatement of the Company’s annual or interim financial statements would not be prevented or detected on a timely basis. The misstatements resulting for this material weakness were corrected in our accompanying fiscal 2008 consolidated financial statements.

This annual report does not include an attestation report of the Company’s registered public accounting firm regarding internal control over financial reporting. Management’s report was not subject to attestation by the Company’s registered public accounting firm pursuant to temporary rules of the Securities and Exchange Commission that permit the company to provide only management’s report in this annual report.

Changes in Internal Control Over Financial Reporting

There was no change in our internal control over financial reporting that occurred during the fourth quarter of the 2008 fiscal year that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

ITEM 8B.	Other Information

None.

PART III

ITEM 9.	Directors, Executive Officers, Promoters, Control Persons and Corporate Governance; Compliance with Section 16(a) of the Exchange Act

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

The following table sets forth as of March 31, 2008, the name, age, and position of the directors, the date they joined the Board of Directors and the year in which their term expires:

Name of Director	Age	Position	Director Since	Term Expires (1)
Richard W. Koe(2)(4)(5)	51	Chairman	2003	2009
Carlton H. Baab	50	President, Chief Executive Officer and Director	2001	2010
Gerald F. Chew(2)(3)(4)	48	Director	1998	2010
Douglas G. Marshall(2)(3)(4)	51	Director	1998	2008
Philip D. Barrett(3)(6)	51	Director	2007	2008

(1)	Each term ends on the date of the Annual Meeting of Stockholders held following the fiscal year ending on March 31 of such year.

(2)	Member of the Compensation Committee.

(3)	Member of the Audit Committee.

(4)	Member of the Nominating and Corporate Governance Committee.

(5)	Member of the Stock Committee, a subcommittee of the Compensation Committee.

(6)	Mr. Barrett was appointed to the Board on November 7, 2007. Mr. Barrett replaced Richard Smith who resigned from the Board on August 3, 2007.

The following is a description of the background of each director as of March 31, 2008:

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

Mr. Chew joined the Board of Directors in 1998. Since 2003, Mr. Chew has served as Managing Director of Bridgetown Associates, LLC, an investment advisory firm. Mr. Chew served as the President and Chief Operating Officer of MDSI Mobile Data Solutions Inc. (Nasdaq: MDSI) from 2001 to 2002 and served as a director of MDSI from 1995 until 2001. Mr. Chew served as Executive Vice President of Ancora Capital & Management Group, LLC, an investment firm, from 1998 to 2001. In addition, since 1997, Mr. Chew has served as Managing Director of The Cairn Group. Mr. Chew holds a B.S. in Electrical Engineering from the University of California, Davis and an M.B.A. from the Amos Tuck School of Business Administration at Dartmouth College. Mr. Chew is also an advisor to several private companies. Mr. Chew serves as Chairman of the Audit Committee, and serves on the Compensation Commitee and the Nominating and Corporate Governance Commitee.

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

Mr. Barrett joined the Board in November 2007. Mr. Barrett is the Chairman and co-owner of Machine Sciences Corporation, a private company he co-founded in July 2001 that specializes in the manufacturing of high precision machined parts for the aerospace and optics industries. Mr. Barrett also serves as Managing Partner of Barrett Hill Vineyards and Winery, a private company he founded in March 2005. In addition, Mr. Barrett has been a private investor since 1995. In July 1998, Mr. Barrett was appointed a director of Omnis Technology Corporation and served as its Chairman from December 1998 until its merger with PickAx, Inc. in November 2000 to form Raining Data Corporation. From January 1995 to November 1998, Mr. Barrett served as President and Owner of Oregon Pro Sport, a company that managed professional sports teams. From January 1991 to February 1994, Mr. Barrett served as President and co-owner of Supra Products, Inc., a manufacturer of high technology access control systems that was sold to Berwind Industries and General Electric in September 1994. Mr. Barrett received his B.A. in Accounting from Seattle Pacific University and his M.B.A. from the University of Rhode Island. Mr. Barrett serves on the Audit Committee.

Information regarding our current executive officers, which may be found under the caption “Executive Officers” in Part I hereof, is incorporated by reference into this Item 9.

Family Relationships

To our knowledge, with the exception of Mr. Chew and Mr. Koe who are cousins, there are no family relationships between any of our directors and executive officers.

Audit Committee Financial Expert

The Audit Committee of the Board of Directors is comprised solely of independent directors as defined in the Marketplace Rules of the Nasdaq Stock Market, and is governed by a written charter adopted by the Board of Directors. The Audit Committee of the Board of Directors includes Mr. Chew, Mr. Marshall and Mr. Barrett. The Board of Directors has determined that Mr. Chew qualifies as an “audit committee financial expert” as that term is defined in Item 401(e) of Regulation S-B under the Exchange Act and is “independent” as defined in Rule 4200(a)(15) of the National Association of Securities Dealers’ listing standards.

Section 16(a) Beneficial Ownership Reporting Compliance

Section 16(a) of the Exchange Act requires our officers, directors and persons who own more than ten percent of a registered class of our equity securities to file certain reports of ownership with the SEC and with the National Association of Securities Dealers, Inc. To our knowledge, based solely on a review of the copies of such reports furnished to us and written representations that no other reports were required during the fiscal year ended March 31, 2008, all reports required to be filed during the fiscal year ended March 31, 2008 pursuant to Section 16(a) of the Exchange Act by directors, executive officers and 10% beneficial owners were timely filed.

Code of Ethics

We have adopted a Code of Ethics for Principal Executive and Senior Financial Officers, which is posted on our Internet website at www.tigerlogic.com. We will post any amendments or waivers, if and when approved or granted, of our Code of Ethics on our website at www.tigerlogic.com.

ITEM 10.	Executive Compensation

Summary Compensation

The following table sets forth the compensation of our Named Executive Officers, which consist of (i) all persons serving as the chief executive officer during the fiscal year ended March 31, 2008, (ii) the two most highly compensated executive officers serving as such at the end of the fiscal year ended March 31, 2008, in addition to the chief executive officer and (iii) one additional individual for whom disclosure would have been provided pursuant to subsection (ii) above but for the fact that the individual was not serving as an executive officer at the end of the fiscal year ended March 31, 2008.

Summary Compensation Table

Name and Principal Position	Year	Salary ($)(1)		Bonus ($)		Stock Awards ($)	Option Grants ($)(2)	Non-Equity Incentive Plan Compensation ($)	Change in Pension Value and Nonqualified Deferred Compensation Earnings ($)	All Other Compensation ($)		Total ($)
Carlton H. Baab,	2008	$248,000		$250,000	(3)	$—	$214,902	$—	$—	$26,647	(4)	$739,549
President and Chief Executive Officer	2007	$248,000		$150,000	(5)	$—	$191,474	$—	$—	$21,669	(4)	$611,143

Jeffrey L. Wong,	2008	$126,855	(6)	$110,000	(7)	$—	$103,175	$—	$—	$239	(8)	$340,269
Vice President, Marketing (6)	2007	$—		$—		$—	$—	$—	$—	$—		$—

Robert W. Albo,	2008	$175,000		$21,875	(9)	$—	$130,156	$—	$—	$5,538	(10)	$332,569
Vice President, Business Solutions	2007	$175,000		$87,500	(11)	$—	$130,165	$—	$—	$168	(8)	$392,833

Thomas Lim,	2008	$175,000		$30,625	(12)	$—	$112,979	$—	$—	$150	(8)	$318,754
CFO and Vice President, Finance	2007	$147,404	(13)	$86,250	(14)	$—	$62,571	$—	$—	$142	(8)	$296,367

(1)	Includes base salary amounts earned in each fiscal year. Includes amounts (if any) deferred at the named executive officer’s option under the Company’s 401(k) plan.

(2)

Amounts shown do not reflect compensation actually received by the named executive officers. Instead, the amounts shown reflect the expense recognized by us in each fiscal year presented for option awards as determined pursuant to SFAS 123(R). These compensation costs include option awards granted in and prior to each fiscal year presented. The assumptions used to calculate the value of the option awards are set forth in the notes to the consolidated financial statements in Item 7 of this Form 10-KSB (Note 2, “Stock-Based Compensation”), with the exception that the

“Estimated Forfeiture Rates” assumption used was zero in accordance with SEC instructions to Item 402(b)(2)(v) and (vi). There were no forfeitures in 2008 or 2007 of option awards received by the Named Executive Officers. The material terms of each option grant is further described in the footnotes to the “Outstanding Equity Awards at Fiscal Year-End Table” below.

(3)	Represents a discretionary bonus earned by Mr. Baab in fiscal year 2008 but paid in April 2008.

(4)	All Other Compensation for Mr. Baab reflects payments to a continuing medical plan Mr. Baab had in place at the time he joined us ($26,100 for fiscal year 2008 and $21,122 for fiscal year 2007), and a taxable amount of premiums paid by us on group term life insurance policies ($547 for fiscal year 2008 and fiscal year 2007).

(5)	Represents a discretionary bonus earned by Mr. Baab in fiscal year 2007 but paid in April 2007.

(6)	Mr. Wong joined the Company in July 2007, but did not start serving as an executive officer until April 22, 2008. Amount represents the prorated salary earned in fiscal year 2008.

(7)	Represents a discretionary bonus earned by Mr. Wong in fiscal year 2008 but paid in April 2008.

(8)	Represents taxable amount of premiums paid by us on group term life insurance policies for the benefit of all he Named Executive Officers.

(9)	Represents a discretionary bonus earned by Mr. Albo in fiscal year 2008 but paid in May 2008.

(10)	All Other Compensation for Mr. Albo reflects payments for taxable amount of premiums paid by us on group term life insurance policies ($346 for fiscal year 2008), and transportation costs ($5,192 for fiscal year 2008) .

(11)	Represents a discretionary bonus earned by Mr. Albo in fiscal year 2007 but paid in June 2007.

(12)	Represents a discretionary bonus earned by Mr. Lim in fiscal year 2008 but paid in May 2008.

(13)	Mr. Lim joined the Company in May 2006. Amount represents the prorated salary earned in fiscal year 2007.

(14)	Represents a sign-on bonus of $25,000 plus a discretionary bonus of $61,250 earned by Mr. Lim in fiscal year 2007 but paid in June 2007.

Outstanding Equity Awards at Fiscal Year-End Table

The following table summarizes the outstanding equity awards held by each Named Executive Officer as of March 31, 2008. The Named Executive Officers did not exercise any options during the fiscal year ended March 31, 2008.

	Option Awards						Stock Awards
Name	Number of Securities Underlying Unexercised Options (#) Exercisable(1)	Number of Securities Underlying Unexercised Options (#) Unexercisable(1)		Equity Incentive Plan Awards; Number of Underlying Unexercised Unearned Options (#)	Option Exercise Price ($)	Option Expiration Date(1)	Number of Shares or Units of Stock That Have Not Vested (#)	Market Value of Shares or Units of Stock That Have Not Vested ($)	Equity Incentive Plan Awards; Number of Unearned Shares, Units or Other Rights That Have Not Vested (#)	Equity Incentive Plan Awards; Market or Payout Value of Unearned Shares, Units or Other Rights That Have Not Vested ($)
Carlton H. Baab	183,332	216,668	(2)	—	$3.50	5/10/2016	—	$—	—	$—
	1,000,000	—		—	$1.55	9/23/2011	—	$—	—	$—
	50,000	—		—	$1.02	7/31/2009	—	$—	—	$—
Jeffrey L. Wong	—	250,000	(3)	—	$3.36	7/09/2017	—	$—	—	$—
Robert W. Albo	166,666	83,334	(4)	—	$2.49	7/15/2015	—	$—	—	$—
Thomas Lim	68,749	81,251	(5)	—	$3.25	5/30/2016	—	$—	—	$—
	—	100,000	(6)	—	$2.70	6/12/2017	—	$—	—	$—

(1)

Unless otherwise noted, the options vest at a rate of 25% one year from the date of grant and 1/48th each month thereafter and expire ten years from the date of grant. The vesting of options granted to Named Executive Officers may accelerate under specified conditions, as described in the “Employment Contracts and Termination of Employment and Change-in-Control Arrangements” section below.

(2)	This option was granted on May 10, 2006 and vests over four years, subject to Mr. Baab’s continued employment, with 25% of the shares vesting on May 10, 2007 and 1/48th of the shares vesting each month thereafter, subject to acceleration of vesting as described in the “Employment Contracts and Termination of Employment and Change-in-Control Arrangements” section below.

(3)	This option was granted on July 9, 2007 and vests over four years, subject to Mr. Wong’s continued employment, with 25% of the shares vesting on July 9, 2008 and 1/48th of the shares vesting each month thereafter, subject to acceleration of vesting as described in the “Employment Contracts and Termination of Employment and Change-in-Control Arrangements” section below.

(4)	This option was granted on July 15, 2005 and vests over four years, subject to Mr. Albo’s continued employment, with 25% of the shares vesting on July 15, 2006 and 1/48th of the shares vesting each month thereafter, subject to acceleration of vesting as described in the “Employment Contracts and Termination of Employment and Change-in-Control Arrangements” section below.

(5)	This option was granted on May 30, 2006 and vests over four years, subject to Mr. Lim’s continued employment, with 25% of the shares vesting on May 30, 2007 and 1/48th of the shares vesting each month thereafter, subject to acceleration of vesting as described in the “Employment Contracts and Termination of Employment and Change-in-Control Arrangements” section below.

(6)	This option was granted on June 12, 2007 and vests over four years, subject to Mr. Lim’s continued employment, with 25% of the shares vesting on June 12, 2008 and 1/48th of the shares vesting each month thereafter, subject to acceleration of vesting as described in the “Employment Contracts and Termination of Employment and Change-in-Control Arrangements” section below.

Employment Contracts and Termination of Employment and Change-in-Control Arrangements

Regardless of the reason for termination, a Named Executive Officer is entitled to receive upon termination of employment amounts earned through the termination date, including, base salary and unused vacation pay, and the right to exercise any shares of options vested up to the executive’s termination date. The Named Executive Officers are not otherwise entitled to any severance benefits upon voluntary resignation. Our Compensation Committee and Board of Directors determine whether any severance benefits are provided upon any voluntary termination on a case by case basis.

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

Effective June 13, 2007, we entered into an offer letter agreement with Mr. Wong. The offer letter provides for full vesting of Mr. Wong’s options upon an involuntary termination of his employment other than for cause or disability within twelve (12) months following a change of control, subject to his signing a general release in a commercially customary form prescribed by us.

Effective July 12, 2005, we entered into an offer letter agreement with Mr. Albo. The offer letter provides for full vesting of Mr. Albo’s options upon an involuntary termination of his employment other than for cause or disability within twelve (12) months following a change of control, subject to his signing a general release in a commercially customary form prescribed by us.

Effective April 24, 2006, we entered into an offer letter agreement with Mr. Lim. In the event that Mr. Lim is terminated as a result of an involuntary termination, other than for cause or disability, within twelve (12) months after a change of control, one hundred percent (100%) of the shares subject to his stock option grants shall be vested on the date of Mr. Lim’s termination. In the event that Mr. Lim is terminated for any reason other than for cause within six (6) months after his start date, Mr. Lim shall receive three months of his annual base salary from the date of his termination, and except for the acceleration of vesting provided in the event of a change of control, the vesting of his stock options shall be accelerated such that he shall be entitled to purchase a number of shares as if he had been employed for one (1) year. In the event that Mr. Lim is terminated for any reason other than for cause after his first six (6) months of employment, Mr. Lim shall receive six months of his annual base salary following the date of his termination, and except for the acceleration of vesting provided in the event of a change of control, the vesting of his stock options shall be accelerated such that he shall be entitled to purchase a number of shares as if he had been employed for the six (6) months after the date of his termination.

DIRECTOR COMPENSATION

We reimburse directors for travel and other out-of-pocket expenses incurred in attending Board meetings. We do not pay cash compensation to our directors.

Director Compensation Table

Name	Fees Earned or Paid in Cash ($)	Stock Awards ($)	Option Awards ($)(1)		Non-Equity Incentive Plan Compensation ($)	Nonqualified Deferred Compensation Earnings ($)	All Other Compensation ($)	Total ($)
Richard W. Koe(2)	$—	$—	$—		$—	$—	$—	$—
Gerald F. Chew(3)	$—	$—	$21,489	(4)	$—	$—	$—	$21,489
Douglas G. Marshall(5)	$—	$—	$21,489	(6)	$—	$—	$—	$21,489
Philip D. Barrett(7)	$—	$—	$—		$—	$—	$—	$—
Richard W. Smith (8)	$—	$—	$31,421	(9)	$—	$—	$—	$31,421

(1)

Amounts shown do not reflect compensation actually received by the directors. Instead, the amounts shown reflect the expense recognized by us in 2008 for option awards as determined pursuant to SFAS 123(R). These compensation costs include option awards granted in and prior to 2008. The assumptions used to calculate the value of the option awards are set forth in the notes to the consolidated financial statements in Item 7 of this Form 10-KSB (Note 8, “Stock-Based Compensation”), with the exception that the “Estimated Forfeiture Rates” assumption used was zero in accordance with SEC instructions to Item 402(b)(2)(v) and (vi) of Regulation S-B. There were no forfeitures in 2008 of option awards received by the named directors, except for 18,056 unvested shares forfeited by Richard W. Smith as a result of his resignation from the Board on August 3, 2007. Unless otherwise noted, the options vest at a rate of 25% one year from the date of grant and 1/48th each month thereafter and expire ten years from the date of grant. For all options awarded to directors, 100% of the shares subject to the options granted may immediately vest in the event of a Corporate Transaction, defined as any of the following transactions: (a) a merger or consolidation in which the Company is not the surviving entity, except for a transaction the principal purpose of which is to change the state in which the Company is incorporated; (b) the sale, transfer or other disposition of all or substantially all of the assets of the Company (including the capital stock of subsidiary corporations); (c) approval by the Company’s stockholders of any plan or proposal for complete liquidation or dissolution of the Company; (d) any reverse merger in which the Company is the surviving entity but in which securities possessing more than fifty percent (50%) of the total combined voting power of the Company’s outstanding securities are transferred to a person or persons different from those who held such securities immediately prior to such merger; or (e) acquisition by any person or related group of persons (other than the Company or by a Company-sponsored employee benefit plan) of beneficial ownership (within the meaning of Rule 13d-3 of the Exchange Act) of securities possessing more than fifty percent (50%) of the total combined voting power of the Company’s outstanding securities.

(2)	Mr. Koe’s security ownership is described in Item 11 hereof.

(3)	Mr. Chew held a total of 136,825 outstanding option awards as of March 31, 2008.

(4)

Corresponds to an option grant on May 10, 2006 for 40,000 shares that vests over four years, subject to Mr. Chew’s continued service, with 25% of the shares vesting on May 10, 2007 and 1/48th of the shares vesting each month thereafter. This option grant is subject to acceleration of vesting as described above in footnote (1) above.

(5)	Mr. Marshall held a total of 136,825 outstanding option awards as of March 31, 2008.

(6)

Corresponds to an option grant on May 10, 2006 for 40,000 shares that vests over four years, subject to Mr. Marshall’s continued service, with 25% of the shares vesting on May 10, 2007 and 1/48th of the shares vesting each month thereafter. This option grant is subject to acceleration of vesting as described above in footnote (1) above.

(7)	Mr. Barrett’s security ownership is described in Item 11 hereof.

(8)	Richard W. Smith resigned from the Board of Directors as of August 3, 2007.

(9)

Corresponds to an option grant on August 29, 2005 for 50,000 shares that vested over three years, subject to Mr. Smith’s continued service, with one-third (1/3) of the shares vesting on August 29, 2006 and 1/36th of the shares vesting each month thereafter. Vesting of the shares ceased upon Mr. Smith’s resignation from the Board on August 3, 2007, and all 18,056 unvested shares were forfeited at that time.

ITEM 11.	Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters

The following table sets forth, as of March 31, 2008, certain information with respect to the beneficial ownership of our voting securities by (i) any person (including any “group” as that term is used in Section 13(d)(3) of the Exchange Act) known by us to be the beneficial owner of more than five percent (5%) of any class of our voting securities, (ii) each director, (iii) each of the Named Executive Officers, and (iv) all of our current directors and executive officers as a group. As of March 31, 2008, there were 26,252,319 shares of issued and outstanding common stock. In computing the number and percentage of shares beneficially owned by a person, shares of common stock subject to options currently exercisable, or exercisable within sixty (60) days of March 31, 2008, are counted as outstanding, but these shares are not counted as outstanding for computing the percentage ownership of any other person.

Name and Address(1)	Number of Shares of Common Stock	Percent of Total Common Stock
5% Stockholders
Carlton H. Baab(2)	16,144,955	59%
Richard W. Koe(3)	14,959,556	57%
Astoria Capital Partners L.P.(4)	14,894,956	57%

Directors and Named Executive Officers
Philip D. Barrett(5)	348,313	1%
Gerald F. Chew(6)	146,825	*
Douglas G. Marshall(7)	140,655	*
Robert W. Albo(8)	183,819	*
Jeffrey L. Wong	1,500	*
Thomas Lim(9)	72,374	*
All directors and executive officers as a group (9 persons)(10)	17,281,770	61%

*	Represents less than 1%

(1)

Except as otherwise indicated below, we believe the persons whose names appear in the table above have sole voting and investment power with respect to all shares of stock shown as beneficially owned by them, subject to applicable community property laws. Unless otherwise indicated below, the address of each beneficial owner listed in the table is c/o TigerLogic Corporation, 25A Technology Drive, Irvine, California 92618.

(2)	Represents options to purchase 1,249,999 shares of Common Stock exercisable within 60 days of March 31, 2008, held by Mr. Baab. Also includes the following shares beneficially owned by Astoria: 14,894,956 shares of Common Stock. Mr. Baab is an employee of ACM, which is a general partner of Astoria. As a general partner of Astoria, ACM has a special profit interest in Astoria’s realized and unrealized gains and income in excess of a specified hurdle rate, subject to certain additional conditions. As an employee of ACM, Mr. Baab is entitled to an annual bonus equal to a fixed percentage of any special profit allocation Astoria receives for the year in question. Mr. Baab, who is on formal leave of absence from ACM, disclaims beneficial ownership of the securities held by Astoria as he does not hold voting or investment power over the holdings of Astoria.

(3)	Includes the following shares beneficially owned by Astoria: 14,894,956 shares of Common Stock. Also includes 64,600 shares beneficially owned by Mr. Koe and ACM through an investment fund managed by ACM. Mr. Koe is the President and sole stockholder of ACM and Mr. Koe and ACM are the General Partners of Astoria.

(4)	The principal address of Astoria is 1675 SW Marlow Avenue, Suite 315 Portland, Oregon 97225.

(5)	The principal address for Mr. Barrett is P.O. Box 1000, Camas, Washington 98607. Includes 307,425 shares of Common Stock owned by the Philip and Debra Barrett Charitable Trust and 40,888 shares of Common Stock owned by the Philip Barrett Family Charitable Trust. Mr. Barrett serves as a trustee for each Trust.

(6)	Includes options to purchase 116,825 shares of Common Stock exercisable within 60 days of March 31, 2008, held by Mr. Chew.

(7)	Includes options to purchase 116,825 shares of Common Stock exercisable within 60 days of March 31, 2008, held by Mr. Marshall.

(8)	Includes options to purchase 177,082 shares of Common Stock exercisable within 60 days of March 31, 2008, held by Mr. Albo.

(9)	Includes options to purchase 71,874 shares of Common Stock exercisable within 60 days of March 31, 2008, held by Mr. Lim.

(10)	Includes an aggregate of 1,905,993 shares of Common Stock issuable upon exercise of options exercisable within 60 days of March 31, 2008.

Information Regarding Equity Compensation Plans

All of our equity compensation plans have been approved by our stockholders. Our equity compensation plans and activities are more fully discussed in the notes to the consolidated financial statements in Item 7 of this Form 10-KSB.

Equity Compensation Plan Information

Plan Category	Number of securities to be issued upon exercise of outstanding options, warrants and rights		Weighted-average exercise price of outstanding options, warrants and rights	Number of securities remaining available for future issuance under equity compensation plans (excluding securities reflected in column (a))
	(a)		(b)	(c)
Equity compensation plans approved by security holders	4,540,491	(1)	$3.03	3,226,878	(2)
Equity compensation plans not approved by security holders	N/A		N/A	N/A

Total	4,540,491			3,226,878

(1)	Represents shares of common stock that may be issued pursuant to outstanding options granted under the following plans: 4,537,330 shares under the 1999 Stock Option Plan and 3,161 shares under the 1996 Stock Option Plan. The 1996 Stock Option Plan was terminated, except as to options then issued and outstanding under such plans.

(2)	Represents shares of common stock that may be issued pursuant to options available for future grant under the following plans: 2,730,646 shares under the 1999 Stock Option Plan and 496,232 shares of common stock available for purchase by employees under the 2001 Employee Stock Purchase Plan.

ITEM 12.	Certain Relationships and Related Transactions, and Director Independence

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

A description of the terms of the Severance and Change of Control Agreement between us and Mr. Baab, and the offer letter agreements between us and Mr. Albo, between us and Mr. Wong, and between us and Mr. Lim, may be found under the caption “Employment Contracts and Termination of Employment and Change-in-Control Arrangements” in Item 10 hereof.

We have entered into our standard form of indemnification agreement with each of our directors and executives.

It is our current policy that all transactions between us and our officers, directors, five percent (5%) stockholders and their affiliates will be entered into only if these transactions are approved by our Audit Committee, are on terms no less favorable to us than could be obtained from unaffiliated parties and are reasonably expected to benefit us.

The Board has determined that all of its directors, other than Mr. Baab and Mr. Koe, are “independent” for purposes of the applicable rules and regulations of the Securities and Exchange Commission and the applicable rules of the National Association of Securities Dealers’ listing standards. The Company relies on the “Controlled Company” exemption set forth in Rule 4350(c)(5) of the National Association of Securities Dealers’ listing standards because Mr. Koe serves on both the Compensation Committee and the Nominating and Corporate Governance Committee. The Company is a “Controlled Company” as defined in such Rule because more than 50% of the voting power of the Company is held by Astoria. The Board has determined that the members of the Audit Committee are “independent” for purposes of the applicable rules and regulations of the Securities and Exchange Commission and the applicable rules of the National Association of Securities Dealers’ listing standards. The Board has determined that the members of the Compensation Committee, other than Mr. Koe, are “independent” for purposes of the applicable rules and regulations of the Securities and Exchange Commission and the applicable rules of the National Association of Securities Dealers’ listing standards. The Board has determined that the members of the Corporate Governance and Nominating Committee, other than Mr. Koe, are “independent” for purposes of the applicable rules and regulations of the Securities and Exchange Commission and the applicable rules of the National Association of Securities Dealers’ listing standards.

Related Party Transactions

The Company entered into a Staff Resources Agreement in September 2004 with SourceN Inc. to obtain technical professional services in India. The Executive Vice President of SourceN Inc. is the brother of our former CTO and Vice President of XML-Centric Applications and Platforms, Mr. Ramachandran. The Company subsequently terminated Mr. Ramachandran’s employment in June 2007. Total payments made by the Company to SourceN were $0, $731,000, and $580,000 in fiscal year 2008, 2007, and 2006, respectively. The agreement with SourceN was terminated by the Company in April 2007.

ITEM 13.	Exhibits

Exhibit	Description
3.1	Amended and Restated Certificate of Incorporation of the Registrant dated November 29, 2005 (included as Exhibit 3.1 to the Registrant’s Form 8-K filed with the Commission on November 30, 2005 and incorporated herein by reference).

3.2	Amended and Restated Bylaws of the Registrant, dated November 28, 2005 (included as Exhibit 3.2 to the Registrant’s Form 8-K filed with the Commission on November 30, 2005 and incorporated herein by reference).

3.3	Certificate of Designations dated March 31, 1999, as corrected (included as Exhibit 3.1 to the Registrant’s Form 8-K filed with the Commission on April 5, 1999 and incorporated herein by reference).

3.4	Certificate of Ownership and Merger dated April 17, 2008 (included as Exhibit 3.1 to the Registrant’s Form 8-K filed with the Commission on April 21. 2008 and incorporate herein by reference).

4.1	Registration Rights Agreement by and among the Registrant, Astoria Capital Partners, L.P., Harrison H. Augur, Keogh MP and Robert D. van Roijen dated as of December 4, 2000, as amended on April 3, 2003 (included as Exhibit 4.3 to the Registrant’s Form 10-QSB filed with the Commission on August 13, 2002 and incorporated herein by reference).

4.2	Sixth Amendment to the Registration Rights Agreement by and among the Registrant, Astoria Capital Partners, L.P., Harrison H. Augur, Keogh MP and Robert D. van Roijen dated as of April 1, 2003 (included as Exhibit 4.3 to the Registrant’s Form 10-KSB filed with the Commission on June 6, 2003 and incorporated herein by reference).

4.3	Registration Rights Agreement by and between the Registrant and Astoria Capital Partners, L.P., dated as of September 27, 2001, as amended on April 3, 2002 (included as Exhibit 4.2 to the Registrant’s Form 10-QSB filed with the Commission on August 13, 2002 and incorporated herein by reference).

4.4	Third Amendment to Registration Rights Agreement by and between the Registrant and Astoria Capital Partners, L.P., dated as of September 27, 2001, as amended on January 30, 2003 (included as Exhibit 4.3 to the Registrant’s Form 8-K filed with the Commission on January 30, 2003 and incorporated herein by reference).

4.5	Note Exchange Agreement between the Registrant and Astoria Capital Partners, L.P. dated January 30, 2003 (included as Exhibit 4.1 to the Registrant’s Form 8-K filed with the Commission on January 30, 2003 and incorporated herein by reference).

4.6	5% Convertible Subordinated Note Due 2008 between the Registrant and Astoria Capital Partners, L.P. dated January 30, 2003 (included as Exhibit 4.2 to the Registrant’s Form 8-K filed with the Commission on January 30, 2003 and incorporated herein by reference).

4.7	Form of payment in kind note, as referenced in the 5% Convertible Subordinated Note, between the Registrant and Astoria Capital Partners, L.P. (included as Exhibit 4.8 to the Registrant’s Form 10-KSB filed with the Commission on June 6, 2003 and incorporated herein by reference).

Exhibit	Description
4.8	Form of Common Stock Purchase Warrant issued by the Registrant to Astoria Capital Partners, L.P. dated April 1, 2004. Originally issued on November 30, 2000 and adjusted on April 1, 2003 (included as Exhibit 4.9 to the Registrant’s Form 10-KSB filed with the Commission on June 29, 2004 and incorporated herein by reference).

4.9	Agreement Regarding Amended and Restated Common Stock Purchase Warrant and 5% Convertible Subordinated Note Due 2008, dated December 14, 2004 (included as exhibit 4.12 to the Registrant’s Form 8-K filed with the Commission on December 17, 2004 and incorporated herein by reference).

4.10	Specimen Common Stock Certificate (included as Exhibit 4.1 to the Registrant’s Form 8-K filed with the Commission on April 21, 2008 and incorporated herein by reference).

10.1*	1999 Stock Option Plan, as amended on November 28, 2005, Form of Notice of Stock Option Agreement and Form of Stock Option Agreement (included as Exhibit 10.1 to the Registrant’s Form 8-K filed with the Commission on November 30, 2005 and incorporated herein by reference).

10.2*	2001 Employee Stock Purchase Plan as amended on December 28, 2001 (included as Exhibit 10.1 to the Registrant’s Form 10-QSB filed with the Commission on March 21, 2002 and incorporated herein by reference).

10.3*	Option Agreement dated September 24, 2001, between the Registrant and Carlton H. Baab (included as Exhibit 10.22 of Registrant’s Form 10-QSB filed with the Commission on November 14, 2001 and incorporated herein by reference).

10.4*	Form of Indemnification Agreement entered into with officers and directors of Registrant (included as Exhibit 10.2 to the Registrant’s Form 10-QSB filed with the Commission on March 21, 2002 and incorporated herein by reference).

10.5*	Severance and Change of Control Agreement, dated April 5, 2003, between the Registrant and Carlton H. Baab (included as Exhibit 10.12 to the Registrants Form 10-KSB filed with the Commission on June 6, 2003 and incorporated herein by reference).

10.6	Lease Agreement dated November 9, 2004 between Registrant and The Irvine Company (included as Exhibit 10.1 to the Registrant’s Form 10-QSB filed with the Commission on November 9, 2004 and incorporated herein by reference).

10.7*	Offer Letter, dated April 22, 2006, between the Registrant and Thomas G. Lim (included as Exhibit 10.1 to the Registrant’s Form 8-K filed with the Commission on April 27, 2006 and incorporated herein by reference).

10.8*	Offer Letter Agreement, effective July 15, 2005 between the Registrant and Robert W. Albo (included as Exhibit 10.14 to the Registrant’s Form 10-KSB filed with the Commission on July 2, 2007 and incorporated herein by reference).

10.9*	Offer Letter Agreement, effective July 9, 2007 between the Registrant and Jeffrey L. Wong.

21.1	Subsidiaries of the Registrant (included as Exhibit 21.1 to the Registrant’s Form 10-KSB filed with the Commission on June 28, 2002 and incorporated herein by reference).

23.1	Consent of Independent Registered Public Accounting Firm.

24.1	Power of Attorney (included in the signature page and incorporated herein by reference).

31.1	Certification of Chief Executive Officer.

31.2	Certification of Chief Financial Officer.

32.1	Certification of Chief Executive Officer and Chief Financial Officer Pursuant to 18 U.S.C. 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

*	Indicates management contracts or compensatory plans and arrangements filed pursuant to Item 601 of Regulation S-B under the Exchange Act.

ITEM 14.	Principal Accountant Fees and Services

The following table presents the aggregate fees billed for the indicated services performed by KPMG LLP during the 2008 and 2007 fiscal years.

	2008	2007
Audit Fees	$506,608	$495,431
Tax Fees	79,868	70,700

Total	$586,476	$566,131

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

The Audit Committee pre-approved all of the services provided by KPMG LLP in fiscal years 2008 and 2007. Pursuant to the Audit Committee Charter, the Audit Committee must pre-approve audit and non-audit services to be provided to us by the independent auditor, or subsequently approve non-audit services in those circumstances where a subsequent approval is necessary and permissible.

SIGNATURES

In accordance with Section 13 or 15(d) of the Securities Exchange Act of 1934, as amended, the Registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

TIGERLOGIC CORPORATION

By:	/s/ THOMAS LIM
Thomas Lim
Chief Financial Officer

Date:	June 24, 2008

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

Signatures	Title	Date

/s/ CARLTON H. BAAB Carlton H. Baab	President, Chief Executive Officer and Director (Principal Executive Officer)	June 24, 2008

/s/ THOMAS LIM Thomas Lim	Chief Financial Officer (Principal Financial and Accounting Officer)	June 24, 2008

/s/ RICHARD W. KOE Richard W. Koe	Director	June 24, 2008

/s/ GERALD F. CHEW Gerald F. Chew	Director	June 24, 2008

/s/ DOUGLAS G. MARSHALL Douglas G. Marshall	Director	June 24, 2008

/s/ PHILIP D. BARRETT Philip D. Barrett	Director	June 24, 2008

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

The Board of Directors and Stockholders

TigerLogic Corporation:

We have audited the accompanying consolidated balance sheets of TigerLogic Corporation (formerly, Raining Data Corporation) and subsidiaries as of March 31, 2008 and 2007, and the related consolidated statements of operations, cash flows, and stockholders’ equity and comprehensive loss for each of the years in the three-year period ended March 31, 2008. These consolidated financial statements are the responsibility of TigerLogic Corporation’s management. Our responsibility is to express an opinion on these consolidated financial statements based on our audits.

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

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of TigerLogic Corporation and subsidiaries as of March 31, 2008 and 2007, and the results of their operations and their cash flows for each of the years in the three-year period ended March 31, 2008, in conformity with U.S. generally accepted accounting principles.

As discussed in note 2 to the consolidated financial statements, the Company changed its method of accounting for uncertainties in income taxes and share-based compensation in fiscal 2008 and 2007, respectively. As discussed in note 3 to the consolidated financial statements, the Company changed its method of quantifying errors in fiscal 2007.

/s/ KPMG LLP

Costa Mesa, California
June 24, 2008

TIGERLOGIC CORPORATION AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS

	March 31, 2008	March 31, 2007
	(In thousands, except per share data)
ASSETS
Current assets
Cash and cash equivalents	$14,065	$11,654
Trade accounts receivable, less allowance for doubtful accounts of $271 in 2008 and $200 in 2007	1,845	1,609
Other current assets	439	461

Total current assets	16,349	13,724
Property, furniture and equipment-net	1,053	949
Goodwill	26,388	26,751
Deferred tax assets	460	—
Other assets	142	112

Total assets	$44,392	$41,536

LIABILITIES AND STOCKHOLDERS’ EQUITY

Current liabilities
Accounts payable	$424	$130
Accrued liabilities	2,659	2,536
Deferred revenue	5,257	4,801

Total current liabilities	8,340	7,467
Long-term debt-net of discount	977	24,150

Total liabilities	9,317	31,617
Commitments and contingencies
Subsequent events

Stockholders’ equity
Series A convertible preferred stock: $1.00 par value; 5,000,000 shares authorized; none issued or outstanding at March 31, 2008 and 2007	—	—
Common stock: $0.10 par value; 100,000,000 shares authorized; 26,252,319 and 21,184,402 issued and outstanding as of March 31, 2008 and 2007, respectively	2,625	2,118
Additional paid-in-capital	126,610	101,385
Accumulated other comprehensive income	1,367	1,612
Accumulated deficit	(95,527)	(95,196)

Total stockholders’ equity	35,075	9,919

Total liabilities and stockholders’ equity	$44,392	$41,536

See accompanying notes to the consolidated financial statements.

TIGERLOGIC CORPORATION AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF OPERATIONS

For the Years Ended March 31, 2008, 2007 and 2006

	2008	2007	2006
	(In thousands, except per share data)
Net revenues
Licenses	$7,974	$6,859	$8,404
Services	11,798	11,885	11,890

Total net revenues	19,772	18,744	20,294
Operating expenses
Cost of license revenues	28	99	207
Cost of service revenues	1,824	2,117	2,274
Selling and marketing	5,772	5,466	5,219
Research and development	7,820	9,295	9,638
General and administrative	4,851	3,866	3,477

Total operating expenses	20,295	20,843	20,815

Operating loss	(523)	(2,099)	(521)
Other income (expense)
Interest expense-net	(205)	(837)	(952)
Other income (expense)-net	350	72	(75)

Total other income (expense)	145	(765)	(1,027)

Loss before income taxes	(378)	(2,864)	(1,548)
Income tax provision (benefit)	(47)	94	76

Net loss	$(331)	$(2,958)	$(1,624)

Basic and diluted net loss per share	$(0.01)	$(0.14)	$(0.08)

Shares used in computing basic and diluted net loss per share	23,647	20,986	20,203

See accompanying notes to the consolidated financial statements.

TIGERLOGIC CORPORATION AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS

For the Years Ended March 31, 2008, 2007 and 2006

	2008	2007	2006
	(In thousands)
Cash flows from operating activities:
Net loss	$(331)	$(2,958)	$(1,624)
Adjustments to reconcile net loss to net cash provided by (used in) operating activities:
Depreciation and amortization of long-lived assets	282	318	276
Provision for bad debt	90	1	—
Note discount amortization	98	83	83
Stock-based compensation expense	1,219	911	10
Deferred income tax (benefit) expense	(47)	94	76
Foreign currency exchange (gain) loss	(299)	(18)	77
Change in assets and liabilities:
Trade accounts receivable	(179)	375	(110)
Other current and non-current assets	(21)	(68)	133
Accounts payable	251	(279)	(134)
Accrued liabilities	488	1,145	1,482
Deferred revenue	300	98	(355)

Net cash provided by (used in) operating activities	1,851	(298)	(86)

Cash flows used in investing activities-purchase of property, furniture and equipment	(171)	(87)	(483)

Cash flows from financing activities:
Proceeds from exercise of stock options and warrants	537	1,007	730
Proceeds from issuance of common stock	118	179	133
Repayment of debt	(1)	—	—

Net cash provided by financing activities	654	1,186	863

Effect of exchange rate changes on cash	77	64	(130)

Net increase in cash and cash equivalents	2,411	865	164
Cash and equivalents at beginning of period	11,654	10,789	10,625

Cash and cash equivalents at end of period	$14,065	$11,654	$10,789

Non-cash financing activities:
Accrued interest added to debt	$588	$1,161	$1,105
Conversion of preferred stock to common stock	$—	$—	$300
Conversion of debt to common stock	$23,858	$—	$—

See accompanying notes to the consolidated financial statements.

TIGERLOGIC CORPORATION AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY AND COMPREHENSIVE LOSS

For the Years Ended March 31, 2008, 2007 and 2006

(in thousands, except share amounts)

	Series A Convertible Preferred Stock		Common Stock		Additional Paid-In Capital	Deferred Stock-Based Compensation	Accumulated Other Comprehensive Income	Accumulated Deficit	Stockholders’ Equity	Comprehensive Loss
	Shares	Amount	Shares	Amount
Balances March 31, 2005	300,000	$300	19,747,798	$1,975	$98,267	$(10)	$1,394	$(90,919)	$11,007
Stock option and purchase plan issuances			396,678	39	824				863
Stock-based compensation						10			10
Preferred shares converted	(300,000)	(300)	500,100	50	250				—
Net loss								(1,624)	(1,624)	$(1,624)
Foreign currency translation adjustments							(160)		(160)	(160)

Comprehensive loss										$(1,784)

Balances March 31, 2006	—	—	20,644,576	2,064	99,341	—	1,234	(92,543)	10,096
Stock option and purchase plan issuances			539,826	54	1,133				1,187
SAB 108 cumulative effect adjustment								305	305
Stock-based compensation					911				911
Net loss								(2,958)	(2,958)	$(2,958)
Foreign currency translation adjustments							378		378	378

Comprehensive loss										$(2,580)

Balances March 31, 2007	—	—	21,184,402	2,118	101,385	—	1,612	(95,196)	9,919
Stock option and purchase plan issuances			288,317	29	626				655
Stock-based compensation					1,219				1,219
Conversion of debt to common stock			4,779,600	478	23,380				23,858
Net loss								(331)	(331)	$(331)
Foreign currency translation adjustments							(245)		(245)	(245)

Comprehensive loss										$(576)

Balances March 31, 2008	—	$—	26,252,319	$2,625	$126,610	$—	$1,367	$(95,527)	$35,075

See accompanying notes to the consolidated financial statements.

TIGERLOGIC CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

1. Organization

TigerLogic Corporation (the “Company”) was incorporated as Blyth Holdings, Inc. under the laws of the State of Delaware in August 1987 pursuant to a reorganization of predecessor companies originally incorporated under the laws of England in 1983. The initial public offering of the Company’s stock took place in October 1987. In September 1997, the Company changed its name to Omnis Technology Corporation. In December 2000, the Company acquired PickAx. The principal asset of PickAx was the capital stock of Pick Systems. Pick Systems was incorporated in California in November 1982. PickAx acquired Pick Systems from the estate of Richard Pick, the founder of Pick Systems, in March 2000. At the same time, the Company changed its name to Raining Data Corporation. On April 17, 2008, the Company changed its name to TigerLogic Corporation.

The Company’s principal business is the design, development, sale, and support of three software product lines: 1) XML data management servers (“XDMS”), 2) Multidimensional Database Management Systems (“MDMS”), and 3) Rapid Application Development (“RAD”) software tools. The Company’s products are sold to in-house corporate development teams, commercial application developers, system integrators, independent software vendors, value added resellers and independent consultants. In addition to computer software products, the Company provides continuing maintenance and customer support and, to a lesser extent, professional services and training.

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

TIGERLOGIC CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

implementation services related to the installation of its products and do not include significant customization to or development of the underlying software code. The Company does not have price protection programs, conditional acceptance agreements or warranty programs, and sales of its products are made without right of return.

When applicable, the Company records revenue on certain products, such as the Pick Data Provider for .Net product, on a net amount retained basis in accordance with Emerging Issues Task Force Issue No. 99-19, “Reporting Revenue Gross as a Principal verses Net as an Agent.”

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

TIGERLOGIC CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Effective April 1, 2007, the Company adopted FIN 48, “Accounting for Uncertainty in Income Taxes—an interpretation of FASB Statement No. 109,” (FIN 48”) which provides that a tax benefit from an uncertain tax position may be recognized when it is more likely than not that the position will be sustained upon examination, including resolutions of any related appeals or litigation processes, based on the technical merits. Income tax positions must meet a more-likely-than-not recognition threshold at the effective date to be recognized upon the adoption of FIN 48 and in subsequent periods. Developments-such as case law, changes in tax law, new rulings or regulations issued by taxing authorities, and interactions with the taxing authorities-could affect whether a position should be recognized or the amount that should be reported.

Interest and penalties would accrue if the uncertain tax position were not sustained. Interest would start to accrue in the period in which it would begin accruing under the relevant tax law, and the amount of interest expense to be recognized would be computed by applying the applicable statutory rate of interest to the difference between the tax position recognized and the amount previously taken or expected to be taken in a tax return. Penalties would accrue in the first period in which the position was taken (or is expected to be taken) on a tax return that would give rise to the penalty. Interest and penalties are classified as income tax expense. Unrecognized tax benefits and the related interest and penalty exposure would result in a recognition of a liability. This liability is separate from the deferred tax component on the balance sheet and would be classified as long-term unless payment is expected within the next twelve months. See note 10 for a description of the impact of this adoption on our consolidated financial position and results of operations.

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

Stock-Based Compensation—Prior to April 1, 2006, the Company’s stock-based compensation plans were accounted for in accordance with Accounting Principles Board Opinion No. 25 (“APB No. 25”), “Accounting for Stock Issued to Employees,” by applying the intrinsic value method to account for fixed stock-based awards. Under this method, deferred stock-based compensation is recorded on the date of grant only if the current market price of the underlying stock exceeds the exercise price. Deferred stock-based compensation is then amortized using the straight-line method over the vesting term of the underlying option. Additionally, the ESPP qualified as a non-compensatory plan under APB 25; therefore, no compensation cost was recorded in relation to the discount offered to employees for purchases made under the ESPP. The Company disclosed pro forma net income (loss) and earnings (loss) per share as if compensation for its stock options were determined based on the estimated fair value at the grant date in accordance with Statement of Financial Accounting Standards No. 123, “Accounting for Stock-Based Compensation.”

Effective April 1, 2006, the Company adopted the fair value recognition provisions of SFAS No. 123(R), “Share-Based Payment,” (“SFAS No. 123(R)”) which is a revision of SFAS No. 123, “Accounting for Stock-Based Compensation.” SFAS No. 123(R) supersedes APB No. 25, and amends SFAS No. 95, “Statement of Cash Flows.” SFAS No. 123(R) generally requires share-based payments, including grants of stock options and other equity awards, to be recognized in the consolidated financial statements based on their fair values. In addition, SFAS No. 123(R) requires the benefits of tax deductions in excess of recognized compensation expense to be reported as a financing cash flow, rather than as an operating cash flow as prescribed under previous accounting rules. In its adoption, the Company elected to use the modified prospective method, under which compensation expense is recognized for all share-based awards granted after March 31, 2006 and for all awards granted prior to

TIGERLOGIC CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

April 1, 2006, that were unvested on the date of adoption, as adjusted for estimated forfeitures. Accordingly, prior period amounts have not been restated.

Additionally, under SFAS No. 123(R), the Company’s ESPP is considered a compensatory plan and requires recognition of compensation expense for purchases of common stock made under the ESPP. The Company recognizes compensation expense for stock option and ESPP awards ratably over the vesting period and purchase period, respectively.

Net Loss Per Share—Basic loss per share is computed using the net loss and the weighted average number of common shares outstanding during the period. Diluted loss per share is computed using the net loss and the weighted average number of common shares and dilutive potential common shares outstanding during the period when the potential common shares are not anti-dilutive. Potential dilutive common shares include, for some or all of the periods presented, outstanding stock options and warrants, convertible debt, and convertible preferred stock. There were 4,540,491, 4,228,637, and 4,190,691 outstanding options to purchase shares of the Company’s common stock with exercise prices ranging from $0.75 to $17.00 per share as of March 31, 2008 and 2007, and $0.75 to $33.13 per share as of March 31, 2006, respectively. There were no shares of preferred stock outstanding at March 31, 2008, 2007 and 2006. There was convertible debt outstanding at March 31, 2008, 2007 and 2006, which is convertible into 195,439, 4,830,084, and 4,556,999 shares of common stock, respectively. The total of these items were not included in the computation of diluted earnings per share because their effect would have been anti-dilutive.

Concentration of Credit Risk—The Company supports computer software systems worldwide in diversified industries, primarily through system integrators and value added resellers. On an ongoing basis, the Company performs credit evaluations of its customer’s financial condition and generally requires no collateral. No single customer accounted for more than 10% of revenues during the fiscal years ended March 31, 2008, 2007 and 2006.

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

The Company’s revenues generated through its offices located outside of the United States of America were approximately 34% of total revenue for the fiscal year ended March 31, 2008, and 31% of total revenue for the each of the fiscal year ended March 31, 2007 and 2006.

Comprehensive Loss—Comprehensive loss encompasses all changes in equity other than those with stockholders and consists of net loss and foreign currency translation adjustments. The Company does not provide for U.S. income taxes on foreign currency translation adjustments because it does not provide for such taxes on undistributed earnings of foreign subsidiaries, except for our French subsidiary.

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

TIGERLOGIC CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

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

Goodwill and intangible assets that have indefinite useful lives are tested annually for impairment in accordance with SFAS No. 142, “Goodwill and Other Intangible Assets,” and are tested for impairment more frequently if events and circumstances indicate that the asset might be impaired. An impairment loss is recognized to the extent that the carrying amount exceeds the asset’s fair value. For goodwill, the impairment determination is made at the reporting unit level and consists of two steps. First, the Company determines the fair value of a reporting unit and compares it to its carrying amount. Second, if the carrying amount of a reporting unit exceeds its fair value, an impairment loss is recognized for any excess of the carrying amount of the reporting unit’s goodwill over the implied fair value of that goodwill. The implied fair value of goodwill is determined by allocating the fair value of the reporting unit in a manner similar to a purchase price allocation, in accordance with the Financial Accounting Standards Board (“FASB”) Statement No. 141, “Business Combinations.” The residual fair value after this allocation is the implied fair value of the reporting unit goodwill.

Recently Issued Accounting Standards

In December 2007, the Financial Accounting Standards Board (“FASB”) issued SFAS No. 141(R), “Business Combinations.” SFAS No. 141(R) requires an acquirer to recognize the assets acquired, the liabilities assumed, and any non-controlling interest in the acquiree at the acquisition date, measured at their fair values as of that date. SFAS No. 141(R) also establishes disclosure requirements to enable the evaluation of the nature and financial effects of the business combination. SFAS No. 141(R) is effective for fiscal years beginning after December 15, 2008. Management of the Company cannot determine at this time what effect the adoption of SFAS No. 141(R) will have on its future consolidated results of operations and financial condition.

In December 2007, the FASB issued SFAS No. 160, “Non-controlling Interests in Consolidated Financial Statements—an amendment of Accounting Research Bulletin No. 51.” SFAS No. 160 establishes new accounting and reporting standards for the non-controlling interest in a subsidiary and for the deconsolidation of a subsidiary. SFAS No. 160 requires the recognition of a noncontrolling interest as equity in the consolidated financial statements and separate from the parent’s equity. SFAS No. 160 is effective for fiscal years beginning after December 15, 2008. Management of the Company does not expect this statement to have a material impact on its future consolidated results of operations and financial condition.

In February 2007, the FASB issued SFAS No. 159, “Fair Value Option for Financial Assets and Financial Liabilities—Including an amendment of FASB Statement No. 115.” SFAS No. 159 permits entities to choose to measure certain eligible financial instruments at fair value at specified election dates. At each subsequent reporting date, a business entity shall report unrealized gains and losses in earnings on items for which the fair

TIGERLOGIC CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

value option has been elected. The fair value option may be applied instrument by instrument. This option is irrevocable and must be applied only to entire instruments and not to portions of instruments. SFAS No. 159 is effective as of the beginning of an entity’s first fiscal year that begins after November 15, 2007. Management of the Company does not expect this statement to have a material impact on its future consolidated results of operations and financial condition.

In September 2006, the FASB issued SFAS No. 157, “Fair Value Measurements.” This statement defines fair value, establishes a framework for measuring fair value in generally accepted accounting principles, and expands disclosures about fair value measurements. It also applies under other accounting pronouncements that require or permit fair value measurement as a relevant attribute. SFAS No. 157 is effective for financial statements issued for fiscal years beginning after November 15, 2007, and all interim periods within that fiscal year. For nonfinancial assets and liabilities that are recognized or disclosed at fair value on a nonrecurring basis, there is a one year deferral of the effective date. Management of the Company is evaluating the impact of this pronouncement on the Company’s consolidated results of operations and financial condition.

3. Staff Accounting Bulletin No. 108

In September 2006, the Securities and Exchange Commission issued Staff Accounting Bulletin No. 108 (“SAB 108”), “Considering the Effects of Prior Year Misstatements when Quantifying Misstatements in Current Year Financial Statements,” which is effective for the first fiscal year ending after November 15, 2006. SAB 108 provides guidance on the consideration of the effects of prior period misstatements in quantifying current year misstatements for the purpose of a materiality assessment. SAB 108 requires an entity to evaluate the impact of correcting all misstatements, including both the carryover and reversing effects of prior year misstatements, on current year financial statements. If a misstatement is material to the current year financial statements, the prior year financial statements should also be corrected, even though such revision was, and continues to be, immaterial to the prior year financial statements. Correcting prior year financial statements for immaterial errors would not require previously filed reports to be amended. Such corrections could be made in the current period filings. There are two methods of quantifying the effects of financial statement misstatements: the “rollover” and “iron curtain” methods. Under the rollover method, the focus is primarily on the impact of a misstatement on the income statement, including the reversing effect of prior year misstatements. As a result, this method can lead to the accumulation of misstatements in the balance sheet that may be immaterial to the balance sheet. Under the “iron curtain” method, the focus is primarily on the effect of correcting for the accumulated misstatements as of the balance sheet date with less emphasis on the reversing effects of prior year errors on the income statement. The SEC staff established an approach that requires quantification of financial statement misstatements based on both the rollover and the iron curtain methods. This approach is referred to as the “dual approach”. We adopted SAB 108 as of March 31, 2007 and adjusted beginning retained earnings for fiscal year 2007 in the accompanying consolidated financial statements for the item described below.

TIGERLOGIC CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

The table below details the prior period misstatements as well as their cumulative effect on beginning retained earnings at March 31, 2007:

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

Tax liability: the state tax accrual was under accrued at April 1, 2006 due to a computational error that occurred in fiscal year 2006.

4. Property, Furniture and Equipment

Property, furniture and equipment at March 31 consisted of (in thousands):

	2008	2007
Land and buildings	$855	$841
Office equipment, furniture and fixtures	5,615	5,121

Total	6,470	5,962
Accumulated depreciation and amortization	(5,417)	(5,013)

Property, furniture and equipment, net	$1,053	$949

TIGERLOGIC CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

5. Goodwill

The following table presents details of the Company’s goodwill (in thousands):

Balance at March 31, 2006	$26,845
Impact of preacquisition tax assets	(94)

Balance at March 31, 2007	$26,751
Impact of preacquisition tax assets	(363)

Balance at March 31, 2008	$26,388

The changes in goodwill for the periods presented are a result of utilizing net operating loss carryforwards acquired in business combinations of approximately $71,000 and $94,000 in fiscal years 2008 and 2007, respectively. In addition, during fiscal year 2008, the Company released a portion of the valuation allowance previously recorded against the deferred tax assets which resulted in a reduction in goodwill of approximately $292,000. See note 10 for further discussion on the release of the valuation balance.

6. Debt

Long-Term Debt

Long-term debt of the Company as of March 31 consisted of (in thousands):

	2008	2007
Subordinated convertible notes payable	$965	$23,946
Plus accrued interest	12	295
Less unamortized discount	—	(91)

Total notes payable	$977	$24,150

In January 2003, the Company entered into a Note Exchange Agreement (the “Exchange Agreement”) with Astoria to replace the existing Secured Promissory Note, as amended, with a Convertible Subordinated Note. Under the terms of the Exchange Agreement, the Secured Promissory Note was exchanged and replaced with a Convertible Subordinated Note having a principal amount of $22.1 million, which principal amount was equal to the outstanding principal and accrued interest payable on the Secured Promissory Note as of the date of the Exchange Agreement. In October 2005, Astoria assigned a portion of its Common Stock holdings totaling 870,536 shares and a portion of the Subordinated Convertible Note, totaling $1,751,832, to two of its limited partners. As such, the Company issued an Amended and Restated Note to Astoria for $20,749,581 and corresponding notes directly to the limited partners for $862,979 and $888,853, respectively. The Convertible Subordinated Notes are convertible into common stock at any time, at the option of the holder, at a price of $5.00 per share. The Convertible Subordinated Notes had a maturity date of May 30, 2008, extending the May 30, 2003 maturity date of the Secured Promissory Note. The interest rate of the Convertible Subordinated Notes is 5% per annum as compared to an interest rate of 10% per annum under the Secured Promissory Note. The interest is payable quarterly at the Company’s option in cash or through increases to the outstanding principal of the Convertible Subordinated Notes.

On December 14, 2004, the Company entered into an Agreement Regarding Amended and Restated Common Stock Purchase Warrant and 5% Convertible Subordinated Note Due 2008 with Astoria whereby the

TIGERLOGIC CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

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

On October 4, 2007, the Company received a conversion notice from Astoria and on October 5, 2007, the Company received a conversion notice from GFAM, each electing to convert its Convertible Subordinated Note in full. As a result, $22,917,000 of outstanding principal owed to Astoria under its Convertible Subordinate Note was converted into 4,583,400 shares of the Company’s common stock, and $981,000 of outstanding principal owed to GFAM under its Convertible Subordinated Note was converted into 196,200 shares of the Company’s common stock. Per the terms of the Convertible Subordinated Notes, the Company made a cash payment to Astoria and GFAM of approximately $13,181 and $1,264, respectively, for amounts outstanding under the Convertible Subordinated Notes that were not converted into shares of common stock. Following the conversion of such Convertible Subordinated Notes and the cash payment to Astoria and GFAM, the Convertible Subordinated Notes held by Astoria and GFAM were cancelled. After the conversion by Astoria and GFAM, only CAM’s Convertible Subordinated Note remained outstanding. Subsequent to March 31,2008, the Convertible Subordinated Note held by CAM was converted in full into the Company’s common stock. Refer to Note 7 for further discussion on the conversion.

Net interest expense is comprised of the following components (in thousands):

	Years Ended March 31,
	2008	2007	2006
Interest expense	$700	$1,264	$1,208
Interest income	(495)	(427)	(256)

Net interest expense	$205	$837	$952

Line of Credit

The Company had a two year credit facility with Silicon Valley Bank which provides for borrowing of up to $1.5 million at an annual interest rate of Prime plus 1.0%, provided that the annual interest rate shall never be less than 5%. The credit facility was collateralized by the Company’s assets and expired in February 2008. The Company has not renewed this credit facility and there were no borrowings outstanding at the time of expiration or during the terms of the facility.

7. Subsequent Event

The Company received a conversion notice from CAM on April 10, 2008 electing to convert its Convertible Subordinated Note in full. As a result, $977,000 of outstanding principal owed to CAM under its Convertible Subordinated Note was converted into 195,400 shares of the Company’s common stock. Per the terms of the Convertible Subordinated Note, the Company made a cash payment to CAM of approximately $1,531 for the amount outstanding under the Convertible Subordinated Note that was not converted into shares of common stock. Following the conversion of such Convertible Subordinated Note and the cash payment to CAM, the Convertible Subordinated Notes held by CAM were cancelled and there are no remaining Convertible Subordinated Notes outstanding subsequent to April 10, 2008.

TIGERLOGIC CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

8. Stockholder’s Equity

Series A Convertible Preferred Stock

The Company had 5,000,000 shares of Series A convertible preferred stock (“Series A”) authorized and no shares of Series A issued and outstanding at March 31, 2008 and 2007. On November 28, 2005 the shareholders voted to increase the authorized number of shares of preferred stock from 300,000 to 5,000,000 shares. Holders of Series A were entitled to that number of votes equal to the number of shares of common stock into which Series A is then convertible. Dividends were payable at the option of the Board of Directors at the rate of $0.125 per share per annum, in preference to all other stockholders. Series A ranks senior to the Company’s common stock as to liquidation rights. Each share of Series A was convertible at the option of the holder into 1,667 shares of common stock. In effecting the conversion, any unpaid dividends on Series A shall be disregarded. No dividends were declared on the Series A prior to its conversion, which occurred in fiscal 2006.

Common Stock

The Company had 100,000,000 shares of common stock authorized and 26,252,319 and 21,184,402 shares of common stock issued and outstanding as of March 31, 2008 and 2007, respectively. On November 28, 2005 the shareholders voted to increase the authorized number of shares of common stock from 60,000,000 to 100,000,000 shares.

Stock Options

In April 1999, the Company adopted a new stock option plan (“1999 Plan”) that provides for the granting of stock options, restricted stock, and restricted stock units to directors, employees and consultants. In conjunction with the adoption of the 1999 Plan, the Company terminated all other plans, except as to options then issued and outstanding under such plans. The 1999 Plan authorizes grants of options to purchase up to an aggregate of 5,000,000 shares of authorized but unissued common stock. On November 28, 2005, the shareholders voted to increase the number of shares authorized for issuance under the Plan by 1,500,000 shares plus an annual increase on the last day of the Company’s fiscal year equal to the lesser of (i) 3% of the Company’s total outstanding shares on the last day of the Company’s fiscal year, (ii) 2,000,000, or (iii) such lesser amount as determined in the sole and absolute discretion of the Board. Total annual increase at March 31, 2008 and March 31, 2007 under this provision was 787,569 shares and 635,532 shares, respectively. At March 31, 2008, total number of shares available for issuance under the 1999 Plan was 2,730,646 shares. Stock options are generally granted with an exercise price equal to the stock’s fair market value at the date of grant. All options under the 1999 Plan have ten-year terms and generally vest ratably over a period of four years.

Employee Stock Purchase Plan

On December 12, 2001, the Board of Directors approved the Company’s 2001 Employee Stock Purchase Plan (the “ESPP”) to provide employees of the Company with an opportunity to purchase common stock of the Company through accumulated payroll deductions. The maximum number of shares of common stock made available for sale under the ESPP is 1,000,000 shares. The offer periods of six months’ duration commence each February 15 and August 15. An employee may contribute between 1% and not exceeding 10% of their compensation not to exceed $21,250 per calendar year. Individual employee share purchases are limited to 1,500 shares per offer period. Employees are able to purchase the stock at an amount equal to 85% of the market value of a share of common stock on the enrollment date or on the exercise date, whichever is lower. Through March 31, 2008, 503,768 shares had been issued to employees under the ESPP. For the year ended March 31, 2008, 50,271 shares of common stock were issued under the ESPP. As of March 31, 2008, employee withholdings under the ESPP aggregated $22,299.

TIGERLOGIC CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

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

The Company estimated the fair value of its stock options and ESPP purchase rights using the following assumptions:

	Year Ended March 31,
	2008		2007
	Stock options	ESPP purchase rights	Stock options	ESPP purchase rights
Expected term	5.6 Years	0.5 Years	6.2 Years	0.5 Years
Expected volatility	71%	73%	57%	80%
Risk-free interest rate	4.00%	2.07%	4.44%	5.15%
Dividend yield	0%	0%	0%	0%
Forfeiture rate	12%	0%	10%	0%

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

Risk-Free Interest Rate—The risk-free interest rate used in the Black-Scholes valuation method is based on the yield available on U.S. Treasury securities with an equivalent remaining term in effect at the time of grant.

Dividend Yield—No dividends are expected to be paid.

Forfeiture Rate—When estimating forfeitures, the Company considers voluntary termination behavior as well as analysis of actual option forfeitures.

TIGERLOGIC CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Total stock-based compensation expense included in the audited consolidated statements of operations is as follows:

	Years Ended March 31,
	2008	2007
Cost of revenue	$6	$—
Operating expense:
Selling and marketing	515	371
Research and development	346	253
General and administrative	352	287

Total stock-based compensation expense	1,219	911
Income tax benefit	—	—

Net stock-based compensation expense	$1,219	$911

As of March 31, 2008, there was approximately $3.1 million of total unrecognized compensation cost related to nonvested share-based compensation arrangements granted under the plans. That cost is expected to be recognized over a weighted-average period of 3.0 years.

Stock option activity was as follows for fiscal year 2008:

	Number of Shares	Weighted Average Exercise Price	Weighted Average Remaining Contractual Term in Years	Aggregate Intrinsic Value
Options outstanding as of March 31, 2007	4,228,637	$2.80
Granted	1,071,500	$3.85
Exercised	(238,046)	$2.26
Forfeited	(225,461)	$2.90
Expired	(296,139)	$3.39

Options outstanding as of March 31, 2008	4,540,491	$3.03	6.2	$13,646,986

Vested and expected to vest at March 31, 2008	4,276,996	$3.00	6.0	$13,026,137

Exercisable at March 31, 2008	2,817,399	$2.74	4.5	$9,362,651

The aggregate intrinsic value in the table above represents the difference between the exercise price of the underlying awards and the quoted price of our common stock for the options that were in-the-money at March 31, 2008. During the year ended March 31, 2008, the aggregate intrinsic value of options exercised under the 1999 Plan was $541,362 determined as of the date of option exercise. Weighted-average grant-date fair values of the options granted during the years ended March 31, 2008, 2007, 2006 were $2.51, $1.91, and $2.10, respectively.

TIGERLOGIC CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Pro-forma Disclosure under SFAS No. 123 for Fiscal 2006

The following table illustrates the effect on net loss and net loss per share as if we had applied the fair value recognition provisions of SFAS No. 123 to stock-based compensation during the year ended March 31,2006 (in thousands, except per share amounts):

2006
Net loss:
As reported	$(1,624)
Add:
Stock-based employee compensation expense included in net loss, net of tax	10
Less:
Total stock-based employee compensation expense determined under fair value based methods for all awards, net of tax	(1,220)

Pro forma net loss	$(2,834)

Basic and diluted loss per share
As reported	$(0.08)
Pro forma	$(0.14)

The assumptions used for the above calculation of stock-based employee compensation expense were as follows:

2006
Dividend yield	0%
Expected volatility	108%
Risk-free interest rate	4.27%
Estimated life	7 Years

Retirement Plans

The Company sponsors a 401(k) Savings and Retirement Plan (“the Plan”) for substantially all of its employees in the United States. Employees meeting the eligibility requirements may contribute specified percentages of their salaries. Under the Plan, which is qualified under Section 401(k) of the federal tax laws, the Company’s Board of Directors, in its sole discretion, may make discretionary profit-sharing contributions at 50% of the employees’ contributions up to 4% of the employees’ total compensation, to the Plan. There were no discretionary annual contributions made to the Plan for the years ended March 31, 2008, 2007 and 2006.

The Company sponsors the Raining Data UK Limited Retirement Benefits Scheme (“RDUKL Plan”) for substantially all of its employees in the United Kingdom. The RDUKL Plan is a defined contribution plan that provides retirement benefits upon attaining normal retirement age, and incidental benefits in the case of death or termination of employment prior to retirement. Raining Data UK contributes an amount ranging from 3% to 8% of each participant’s compensation to fund such benefits. In addition, participants are entitled to make voluntary contributions under the RDUKL Plan. The Company contributed approximately $83,000, $78,000 and $108,000 to the RDUKL Plan for the years ended March 31, 2008, 2007 and 2006, respectively.

TIGERLOGIC CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

9. Related Party Transactions

The Company entered into a staff resources agreement in September 2004 with SourceN Inc. to obtain technical professional services in India. The Executive Vice President of SourceN Inc. is the brother of our former CTO and Vice President of XML-Centric Applications and Platforms, Mr. Ramachandran. The Company subsequently terminated Mr. Ramachandran’s employment in June 2007. Total payments made by the Company to SourceN were $0, $731,000, and $580,000 in fiscal years 2008, 2007, and 2006, respectively. The agreement with SourceN was terminated by the Company in April 2007.

10. Income Taxes

The income tax provision/(benefit) of approximately ($47,000), $94,000, and $76,000 for the years ended March 31, 2008, 2007, and 2006, respectively, were related to foreign jurisdictions. The foreign income before income taxes was approximately $602,000, $351,000 and $356,000 in fiscal year 2008, 2007 and 2006, respectively.

The deferred income tax benefit associated with the recognition of certain foreign net operating loss reduced goodwill in the amount of approximately $71,000, $94,000 and $76,000 for the years ended March 31, 2008, 2007 and 2006, respectively, because a portion of the net operating loss carryforwards were acquired as part of a business combination.

A reconciliation of the expected U.S. Federal tax expense attributable to income from continuing operations differed from the amounts computed by applying the U.S. Federal statutory tax rate to pretax loss from continuing operations as follows:

	2008	2007	2006
Expected U.S. Federal tax	(34.0)%	(34.0)%	(34.0)%
State taxes	(48.5)%	(12.0)%	8.6%
Foreign taxes	12.4%	(9.0)%	14.0%
Change in valuation allowance	(24.1)%	46.7%	15.6%
Research and experimentation credit	(72.2)%	(12.5)%	(36.5)%
Expiration of net operating losses	108.7%	17.9%	35.5%
Stock-based compensation expense	48.2%	6.8	—
Other	(2.9)%	0.4%	1.7%

Actual effective tax rate	(12.4)%	3.3%	4.9%

Deferred income tax assets and liabilities are recorded for differences between the financial statement and tax bases of the assets and liabilities that will result in taxable or deductible amounts in the future based on enacted laws and rates applicable to the periods in which the differences are expected to affect taxable income. Valuation allowances are established when necessary to reduce deferred tax assets to the amount expected to be realized.

Due to uncertainties surrounding the timing of realizing the benefits of the net operating loss carryforwards in the future, we have recognized a full valuation allowance against net deferred tax assets in domestic and foreign jurisdictions, except France. As a result of our analysis of all available evidence, both positive and negative as of the end of the fourth quarter of fiscal year 2008, including sustained profitability in France, improved financial condition at the parent-level, and completion of a world-wide transfer pricing study, it was considered more likely than not that a full valuation allowance for deferred tax assets in France was not required,

TIGERLOGIC CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

resulting in the release of the valuation allowance previous recorded against our net French deferred tax assets of approximately $460,000. Of this amount, approximately $168,000 was recorded as income tax benefit and approximately $292,000 was recorded as a reduction of goodwill. As of March 31, 2008, we believe it is more likely than not that the amount of the deferred tax assets recorded on our balance sheet as a result of the partial release of the valuation allowance will ultimately be recovered. As of March 31, 2008, a valuation allowance of approximately $23.5 million remained recorded against the deferred tax assets.

Significant components of the Company’s net deferred tax assets are as follows at March 31, (in thousands):

	2008	2007
Deferred tax assets:
Net operating loss carryforwards	$18,945	$22,059
Accruals and allowances recognized in different periods	249	507
Research and experimentation credit carryforward	4,409	3,948
Property and equipment	104	59
Stock-based compensation expense	386	129
Other	4	119

Total deferred assets	24,097	26,821
Less valuation allowance	(23,493)	(26,821)

Deferred tax liabilities:
Currency translation adjustment	144	—

Net deferred tax asset	$460	$—

Due to uncertainties surrounding the timing of realizing the benefits of our net favorable tax attributes in the future tax returns, the Company has recorded a full valuation allowance against certain deferred tax assets at March 31, 2008, 2007 and 2006. The net change in the valuation allowance was an increase/(decrease) of approximately ($3.3 million) in 2008, $961,000 in 2007, and $266,000 in 2006. The decrease in the valuation allowance in 2008 was due primarily to the reduction in net operating losses expiring and the release of valuation allowance on certain foreign deferred tax assets. At March 31, 2008, the Company had net operating loss carryforwards of approximately $49.7 million for federal income tax purposes, $6.2 million for state tax purposes, and $6.2 million for foreign tax purposes expiring at various dates through 2027. During fiscal 2008, approximately $1.3 million of federal net operating losses and $2.6 million of state net operating losses expired. Any changes in ownership, as defined by Section 382 of the Internal Revenue Code, may limit the amount of net operating loss carryforwards that can be used in any one year. Additionally, a portion of those operating loss carryforwards were acquired or generated from stock-based compensation changes. Therefore, if realized, the benefit may reduce goodwill or increase equity.

TIGERLOGIC CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Effective April 1, 2007, the Company adopted FIN 48 and analyzed filing positions in the federal, state, and foreign jurisdictions where it is required to file income tax returns, as well as open tax years in these jurisdictions. As a result of adoption, no additional tax liability was recorded.

Unrecognized tax benefit as of April 1, 2007	$57,000
Gross increases-tax positions in prior period	117,000

Unrecognized tax benefit as of March 31, 2008	$174,000

Included in the balance of unrecognized tax benefits at March 31, 2008, are approximately $57,000 of tax benefits that, if recognized, would affect the effective tax rate. Also included in the balance of unrecognized tax benefits at March 31, 2008 are $117,000 of tax benefits that, if recognized, would result in adjustments to other tax accounts, primarily deferred taxes.

The Company recognizes potential accrued interest and penalties related to uncertain tax positions in income tax expense. During the twelve months ended March 31, 2008, the Company did not recognize a significant amount in potential interest and penalties associated with uncertain tax positions. As of March 31, 2008, the Company has accrued approximately $18,000 in interest and penalties.

The Company files consolidated and separate income tax return in the U.S. federal jurisdiction and in certain state jurisdictions as well as foreign jurisdictions including France, Germany, and the United Kingdom. With limited exceptions, the Company is no longer subject to U.S. federal income tax examinations for fiscal years before 2004 and is no longer subject to state and local income tax examinations by tax authorities for fiscal years before 2003.

Neither the Company nor its subsidiaries is currently under examination by any taxing authorities.

The Company does not anticipate a significant increase in unrecognized tax positions within the coming year. In addition, the Company believes that it is reasonably possible that none of its currently remaining unrecognized tax positions may be recognized by the end of March 31, 2009 as a result of a lapse of the statute of limitations.

11. Commitments and Contingencies

Leases—The Company leases office space and certain equipment under noncancelable operating lease agreements with terms expiring through 2010. Rent expense related to operating these leases is recognized ratably over the entire lease term. The Company is required to pay property taxes, insurance and normal maintenance costs.

TIGERLOGIC CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Future minimum lease payments under noncancelable operating leases with initial or remaining lease terms in excess of one year as of March 31, 2008 are as follows (in thousands):

Years Ending March 31,	Operating Leases
2009	$929
2010	754
2011	467
2012	129
2013 and thereafter	16

Total minimum lease payments	$2,295

Rent expense of $1,221,000, $1,175,000 and $1,182,000 was recognized in 2008, 2007 and 2006, respectively.

Litigation

We are subject from time to time to litigation, claims and suits arising in the ordinary course of business. As of March 31, 2008, we have the following outstanding legal proceedings:

1. Raining Data v. Intrametrics. On or about January 19, 2007, the Company filed a complaint in Orange County Superior Court that sets forth allegations that Intrametrics threatens to and has misappropriated the Company’s trade secrets. The Company’s allegations in the complaint include that Intrametrics has obtained the Company’s source code in violation of the Parties’ OEM (Original Equipment Manufacturer) Distribution Agreement and in violation of California’s laws prohibiting the misappropriation of trade secrets. The Company seeks injunctive relief from Intrametrics, including, but not limited to, compelling Intrametrics to fully comply with all of the termination provisions set forth in the OEM Agreement; enjoining Intrametrics and its employees and agents from using or disclosing the Company’s trade secrets; prohibiting Intrametrics from soliciting the Company’s current or potential customers for 3 years, and from soliciting or employing certain of the Company’s former employees for 3 years. Intrametrics filed a motion to quash the Complaint, which the Company opposed, but on the morning of the hearing, Intrametrics first notified the Company that it filed Chapter 11 bankruptcy, effectively staying the litigation in Orange County Superior Court. In March of 2008, the Company commenced discovery in the Bankruptcy matter. In April 2008, the Bankruptcy matter was converted to Chapter 7. The Company will pursue further discovery and litigation in the Bankruptcy court in Houston, TX.

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

TIGERLOGIC CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

3. Cross-Complaint by Soheil Raissi, Mario Barrenechea and Adevnet v. Raining Data. On or about January 10, 2007, the defendants in the case above filed a cross-complaint, alleging several claims against the Company and Carlton Baab, the Company’s President and Chief Executive Officer, unfair business practices, violation of civil rights, intentional interference with prospective economic advantage, negligent interference with prospective economic advantage, malicious prosecution, abuse of process, negligence, civil conspiracy, and injunctive relief. Cross-complainants allege general, compensatory, special, and punitive and exemplary damages in amounts “according to proof,” and seek to enjoin the Company from engaging in improper and unlawful conduct. The Company and Carlton Baab assert that all of the claims are baseless, and filed a special motion to strike all the allegations in the cross-complaint. The Company and Carlton Baab will continue to vigorously defend their rights in this litigation. The Company is unable to estimate any loss or range of loss at this time. Management believes that the ultimate disposition of this matter will not have a material adverse effect on the Company’s consolidated financial statements, results of operations, cash flows or liquidity.

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

TIGERLOGIC CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

12. Segment Information

The Company operates in one reportable segment. International operations consist primarily of foreign sales offices selling software developed in the United States of America combined with local service revenue. The following table summarizes consolidated financial information of the Company’s operations by geographic location (in thousands):

	Years Ended March 31,
	2008	2007	2006
Net revenue
North America	$13,012	$12,959	$13,982
Europe/Africa	6,760	5,785	6,312

Total	$19,772	$18,744	$20,294

	March 31,
	2008	2007	2006
Long-lived assets
North America	$27,420	$27,174	$27,170
Europe/Africa	623	638	826

Total	$28,043	$27,812	$27,996

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

	Years Ended March 31,
	2008	2007	2006
Databases	$14,390	$14,274	$15,284
RAD Tools	5,382	4,470	5,010

Total	$19,772	$18,744	$20,294

13. Accrued Liabilities

Components of accrued liabilities are as follows (in thousands):

	2008	2007
Payroll and related costs	$1,903	$1,845
Professional fees	137	136
Accrued taxes	178	134
Other	441	421

Total accrued liabilities	$2,659	$2,536

EXHIBIT INDEX

Exhibit	Description
3.1	Amended and Restated Certificate of Incorporation of the Registrant dated November 29, 2005 (included as Exhibit 3.1 to the Registrant’s Form 8-K filed with the Commission on November 30, 2005 and incorporated herein by reference).

3.2	Amended and Restated Bylaws of the Registrant, dated November 28, 2005 (included as Exhibit 3.2 to the Registrant’s Form 8-K filed with the Commission on November 30, 2005 and incorporated herein by reference).

3.3	Certificate of Designations dated March 31, 1999, as corrected (included as Exhibit 3.1 to the Registrant’s Form 8-K filed with the Commission on April 5, 1999 and incorporated herein by reference).

3.4	Certificate of Ownership and Merger dated April 17, 2008 (included as Exhibit 3.1 to the Registrant’s Form 8-K filed with the Commission on April 21. 2008 and incorporate herein by reference).

4.1	Registration Rights Agreement by and among the Registrant, Astoria Capital Partners, L.P., Harrison H. Augur, Keogh MP and Robert D. van Roijen dated as of December 4, 2000, as amended on April 3, 2003 (included as Exhibit 4.3 to the Registrant’s Form 10-QSB filed with the Commission on August 13, 2002 and incorporated herein by reference).

4.2	Sixth Amendment to the Registration Rights Agreement by and among the Registrant, Astoria Capital Partners, L.P., Harrison H. Augur, Keogh MP and Robert D. van Roijen dated as of April 1, 2003 (included as Exhibit 4.3 to the Registrant’s Form 10-KSB filed with the Commission on June 6, 2003 and incorporated herein by reference).

4.3	Registration Rights Agreement by and between the Registrant and Astoria Capital Partners, L.P., dated as of September 27, 2001, as amended on April 3, 2002 (included as Exhibit 4.2 to the Registrant’s Form 10-QSB filed with the Commission on August 13, 2002 and incorporated herein by reference).

4.4	Third Amendment to Registration Rights Agreement by and between the Registrant and Astoria Capital Partners, L.P., dated as of September 27, 2001, as amended on January 30, 2003 (included as Exhibit 4.3 to the Registrant’s Form 8-K filed with the Commission on January 30, 2003 and incorporated herein by reference).

4.5	Note Exchange Agreement between the Registrant and Astoria Capital Partners, L.P. dated January 30, 2003 (included as Exhibit 4.1 to the Registrant’s Form 8-K filed with the Commission on January 30, 2003 and incorporated herein by reference).

4.6	5% Convertible Subordinated Note Due 2008 between the Registrant and Astoria Capital Partners, L.P. dated January 30, 2003 (included as Exhibit 4.2 to the Registrant’s Form 8-K filed with the Commission on January 30, 2003 and incorporated herein by reference).

4.7	Form of payment in kind note, as referenced in the 5% Convertible Subordinated Note, between the Registrant and Astoria Capital Partners, L.P. (included as Exhibit 4.8 to the Registrant’s Form 10-KSB filed with the Commission on June 6, 2003 and incorporated herein by reference).

4.8	Form of Common Stock Purchase Warrant issued by the Registrant to Astoria Capital Partners, L.P. dated April 1, 2004. Originally issued on November 30, 2000 and adjusted on April 1, 2003 (included as Exhibit 4.9 to the Registrant’s Form 10-KSB filed with the Commission on June 29, 2004 and incorporated herein by reference).

4.9	Agreement Regarding Amended and Restated Common Stock Purchase Warrant and 5% Convertible Subordinated Note Due 2008, dated December 14, 2004 (included as exhibit 4.12 to the Registrant’s Form 8-K filed with the Commission on December 17, 2004 and incorporated herein by reference).

Exhibit	Description
4.10	Specimen Common Stock Certificate (included as Exhibit 4.1 to the Registrant’s Form 8-K filed with the Commission on April 21, 2008 and incorporated herein by reference).

10.1*	1999 Stock Option Plan, as amended on November 28, 2005, Form of Notice of Stock Option Agreement and Form of Stock Option Agreement (included as Exhibit 10.1 to the Registrant’s Form 8-K filed with the Commission on November 30, 2005 and incorporated herein by reference).

10.2*	2001 Employee Stock Purchase Plan as amended on December 28, 2001 (included as Exhibit 10.1 to the Registrant’s Form 10-QSB filed with the Commission on March 21, 2002 and incorporated herein by reference).

10.3*	Option Agreement dated September 24, 2001, between the Registrant and Carlton H. Baab (included as Exhibit 10.22 of Registrant’s Form 10-QSB filed with the Commission on November 14, 2001 and incorporated herein by reference).

10.4*	Form of Indemnification Agreement entered into with officers and directors of Registrant (included as Exhibit 10.2 to the Registrant’s Form 10-QSB filed with the Commission on March 21, 2002 and incorporated herein by reference).

10.5*	Severance and Change of Control Agreement, dated April 5, 2003, between the Registrant and Carlton H. Baab (included as Exhibit 10.12 to the Registrants Form 10-KSB filed with the Commission on June 6, 2003 and incorporated herein by reference).

10.6	Lease Agreement dated November 9, 2004 between Registrant and The Irvine Company (included as Exhibit 10.1 to the Registrant’s Form 10-QSB filed with the Commission on November 9, 2004 and incorporated herein by reference).

10.7*	Offer Letter, dated April 22, 2006, between the Registrant and Thomas G. Lim (included as Exhibit 10.1 to the Registrant’s Form 8-K filed with the Commission on April 27, 2006 and incorporated herein by reference).

10.8*	Offer Letter Agreement, effective July 15, 2005 between the Registrant and Robert W. Albo (included as Exhibit 10.14 to the Registrant’s Form 10-KSB filed with the Commission on July 2, 2007 and incorporated herein by reference).

10.9*	Offer Letter Agreement, effective July 9, 2007 between the Registrant and Jeffrey L. Wong.

21.1	Subsidiaries of the Registrant (included as Exhibit 21.1 to the Registrant’s Form 10-KSB filed with the Commission on June 28, 2002 and incorporated herein by reference).

23.1	Consent of Independent Registered Public Accounting Firm.

24.1	Power of Attorney (included in the signature page and incorporated herein by reference).

31.1	Certification of Chief Executive Officer.

31.2	Certification of Chief Financial Officer.

32.1	Certification of Chief Executive Officer and Chief Financial Officer Pursuant to 18 U.S.C. 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

*	Indicates management contracts or compensatory plans and arrangements filed pursuant to Item 601 of Regulation S-B under the Exchange Act.