Form 10-Q
period 2008-06-30
TigerLogic CORP
filed 2008-08-12
CIK 820738

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark one)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2008

OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from                      to

Commission File Number 0-16449

TIGERLOGIC CORPORATION

(Exact name of registrant as specified in its charter)

Delaware	94-3046892
(State of Incorporation)	(I.R.S. Employer ID. No.)

25A Technology Drive, Irvine, California	92618
(Address of Principal Executive Offices)	(Zip Code)

(949) 442-4400

(Issuer’s Telephone Number, Including Area Code)

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.  YES  ☒    NO  ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See the definitions of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act.

Large accelerated filer ☐	Accelerated filer ☐	Non-accelerated filer ☐	Smaller reporting company ☒
(Do not check if a smaller reporting company)

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).

YES  ☐    NO  ☒

As of July 31, 2008, the Registrant had 26,482,179 shares of its common stock outstanding.

TIGERLOGIC CORPORATION

PART I. FINANCIAL INFORMATION

ITEM 1.	FINANCIAL STATEMENTS

TIGERLOGIC CORPORATION AND SUBSIDIARIES

UNAUDITED CONDENSED CONSOLIDATED BALANCE SHEETS

	June 30, 2008	March 31, 2008
	(In thousands)
ASSETS
Current assets
Cash and cash equivalents	$12,053	$14,065
Trade accounts receivable, less allowance for doubtful accounts of $156 and $271, respectively	1,781	1,845
Other current assets	483	439

Total current assets	14,317	16,349
Property, furniture and equipment-net	1,267	1,053
Goodwill	26,388	26,388
Deferred tax assets	453	460
Other assets	142	142

Total assets	$42,567	$44,392

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities
Accounts payable	$361	$424
Accrued liabilities	1,791	2,659
Deferred revenue	5,277	5,257

Total current liabilities	7,429	8,340
Long-term debt-net of discount	—	977

Total liabilities	7,429	9,317
Commitments and contingencies
Stockholders’ equity
Preferred stock	—	—
Common stock	2,648	2,625
Additional paid-in-capital	128,114	126,610
Accumulated other comprehensive income	1,368	1,367
Accumulated deficit	(96,992)	(95,527)

Total stockholders’ equity	35,138	35,075

Total liabilities and stockholders’ equity	$42,567	$44,392

See accompanying notes to the unaudited condensed consolidated financial statements.

TIGERLOGIC CORPORATION AND SUBSIDIARIES

UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

	Three Months Ended June 30,
	2008	2007
	(In thousands, except per share data)
Net revenues
Licenses	$1,636	$2,002
Services	2,919	2,971

Total net revenues	4,555	4,973
Operating expenses
Cost of license revenues	4	9
Cost of service revenues	448	485
Selling and marketing	1,827	1,304
Research and development	2,232	1,997
General and administrative	1,543	1,323

Total operating expenses	6,054	5,118

Operating loss	(1,499)	(145)
Other income (expense)
Interest income (expense)-net	51	(202)
Other income (expense)-net	(6)	178

Total other income (expense)	45	(24)

Loss before income taxes	(1,454)	(169)
Income tax provision	11	19

Net loss	$(1,465)	$(188)

Basic and diluted net loss per share	$(0.06)	$(0.01)

Shares used in computing basic and diluted net loss per share	26,452	21,186

See accompanying notes to the unaudited condensed consolidated financial statements.

TIGERLOGIC CORPORATION AND SUBSIDIARIES

UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

	Three Months Ended June 30,
	2008	2007
	(In thousands)
Cash flows from operating activities:
Net loss	$(1,465)	$(188)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization of long-lived assets	106	65
Provision for bad debt	(19)	2
Note discount amortization	—	21
Stock-based compensation expense	450	255
Income tax expense	11	19
Foreign currency exchange (gain) loss	8	(139)
Change in assets and liabilities:
Trade accounts receivable	82	(369)
Other current and non-current assets	(45)	(31)
Accounts payable	(54)	120
Accrued liabilities	(702)	(360)
Deferred revenue	18	105

Net cash used in operating activities	(1,610)	(500)

Cash flows used in investing activities-purchase of property, furniture and equipment	(498)	(27)

Cash flows provided by financing activities-proceeds from exercise of stock options	100	5

Effect of exchange rate changes on cash	(4)	158

Net decrease in cash and cash equivalents	(2,012)	(364)
Cash and cash equivalents at beginning of period	14,065	11,654

Cash and cash equivalents at end of period	$12,053	$11,290

Non-cash financing activities:
Accrued interest added to debt	$—	$302
Conversion of debt to common stock	$977	$—

See accompanying notes to the unaudited condensed consolidated financial statements.

TIGERLOGIC CORPORATION AND SUBSIDIARIES

NOTES TO THE UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

June 30, 2008

1. INTERIM FINANCIAL STATEMENTS

The unaudited interim condensed consolidated financial information furnished herein reflects all adjustments, consisting only of normal recurring items, which in the opinion of management are necessary to fairly state TigerLogic Corporation and its subsidiaries’ (collectively, the “Company” or “we,” “us” or “our”) results of operations and cash flows for the dates and periods presented and to make such information not misleading. Certain information and footnote disclosures normally included in financial statements prepared in accordance with accounting principles generally accepted in the United States of America have been omitted pursuant to SEC rules and regulations; nevertheless, management of the Company believes that the disclosures herein are adequate to make the information presented not misleading. These condensed consolidated financial statements should be read in conjunction with the Company’s audited financial statements for the year ended March 31, 2008, contained in the Company’s Annual Report on Form 10-KSB. The results of operations for the three month period ended June 30, 2008, are not necessarily indicative of results to be expected for any other interim period or the fiscal year ending March 31, 2009.

2. STOCK-BASED COMPENSATION

The Company has a stock option plan that provides for the granting of stock options, restricted stock and restricted stock units to directors, employees and consultants. The Company also has an Employee Stock Purchase Plan which allows the employees to purchase the Company’s common stock at a discount.

Total stock-based compensation expense included in the unaudited condensed consolidated statements of operations for the three months ended June 30, 2008 and 2007, were as follows (in thousands):

	Three Months Ended June 30,
	2008	2007
Cost of revenue	$7	$—
Selling and marketing	211	86
Research and development	127	79
General and administrative	105	90

Total stock-based compensation expense	450	255
Income tax benefit	—	—

Net stock-based compensation expense	$450	$255

As of June 30, 2008, there was approximately $3.2 million of total unrecognized compensation cost related to nonvested share-based compensation arrangements granted under the plans. That cost is expected to be recognized over a weighted-average period of 2.8 years.

3. RECENTLY ISSUED ACCOUNTING STANDARDS

In December 2007, the Financial Accounting Standards Board (“FASB”) issued SFAS No. 141(R), “Business Combinations” (“SFAS No. 141(R)”). SFAS No. 141(R) requires an acquirer to recognize the assets acquired, the liabilities assumed, and any non-controlling interest in the acquiree at the acquisition date, measured at their fair values as of that date. SFAS No. 141(R) also establishes disclosure requirements to enable the evaluation of the nature and financial effects of the business combination. SFAS No. 141(R) is effective for fiscal years beginning after December 15, 2008. Management of the Company cannot determine at this time what effect the adoption of SFAS No. 141(R) will have on its future consolidated results of operations and financial condition.

In December 2007, the FASB issued SFAS No. 160, “Non-controlling Interests in Consolidated Financial Statements—an amendment of Accounting Research Bulletin No. 51” (“SFAS No. 160”). SFAS No. 160 establishes new accounting and reporting standards for the non-controlling interest in a subsidiary and for the deconsolidation of a subsidiary. SFAS No. 160 requires the recognition of a noncontrolling interest as equity in the consolidated financial statements and separate from the parent’s equity. SFAS No. 160 is effective for fiscal years beginning after December 15, 2008. Management of the Company does not expect this statement to have a material impact on its future consolidated results of operations and financial condition.

In September 2006, the FASB issued SFAS No. 157, “Fair Value Measurements” (“SFAS No. 157”). This statement defines fair value, establishes a framework for measuring fair value in generally accepted accounting principles, and expands disclosures about fair value measurements. It also applies under other accounting pronouncements that require or permit fair value measurement as a relevant attribute. SFAS No. 157 is effective for financial statements issued for fiscal years beginning after November 15, 2007, and all interim periods within that fiscal year. For nonfinancial assets and liabilities that are recognized or disclosed at fair value on a nonrecurring basis, there is a one year deferral of the effective date. The implementation of SFAS No. 157 for financial assets and financial liabilities, effective December 31, 2007, did not have a material impact on the Company’s interim unaudited condensed consolidated financial statements. Under Level 1 measurement, our cash equivalents, consisting of investments in money market mutual funds, were $6.9 million at June 30, 2008 with no gain or loss (realized or unrealized) for the three months ended June 30, 2008. Level 1 inputs are defined as quoted prices (unadjusted) in active markets for identical assets or liabilities that the reporting entity has the ability to access at the measurement date. Management of the Company is evaluating the impact of SFAS No. 157 for nonfinancial assets and nonfinancial liabilities on the Company’s consolidated results of operations and financial condition.

4. DEBT

Long-Term Debt

Long-term debt of the Company as of March 31, 2008 consisted of (in thousands):

March 31, 2008
Subordinated convertible notes payable	$965
Plus accrued interest	12

Total notes payable	$977

Astoria Capital Partners, L.P. (“Astoria”), GFAM Hedge Partnership (“GFAM”), and CAM Small Cap Fund L.P. (“CAM”) were each holders of a 5% Convertible Subordinated Note Due in May 2008 (each, a “Convertible Subordinated Note”). The interest rate of the Convertible Subordinated Notes was 5% per annum, payable quarterly, which had been refinanced through increases to the outstanding principal of the Convertible Subordinated Notes. The Convertible Subordinated Notes had a maturity date of May 30, 2008. The Convertible Subordinated Notes were convertible into common stock, at the option of the holder, at a price of $5.00 per share, at any time through May 29, 2008.

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

On April 10, 2008, the Company received a conversion notice from CAM electing to convert its Convertible Subordinated Note in full. As a result, $977,000 of outstanding principal owed to CAM under its Convertible Subordinated Note was converted into 195,400 shares of the Company’s common stock. Per the terms of the Convertible Subordinated Note, the Company made a cash payment to CAM of approximately $1,531 for the amount outstanding under the Convertible Subordinated Note that was not converted into shares of common stock. Following the conversion of such Convertible Subordinated Note and the cash payment to CAM, the Convertible Subordinated Note held by CAM was cancelled and there are no Convertible Subordinated Notes outstanding subsequent to April 10, 2008.

5. STOCKHOLDERS’ EQUITY

Basic loss per share is computed using the net loss and the weighted average number of common shares outstanding during the period. Diluted loss per share is computed using the net loss and the weighted average number of common shares and dilutive potential common shares outstanding during the period when the potential common shares are not anti-dilutive. Potential dilutive common shares include outstanding stock options and convertible debt. There were outstanding options to purchase 4,567,120 shares of the Company’s common stock with exercise prices ranging from $0.85 to $17.00 per share as of June 30, 2008. There were outstanding options to purchase 4,326,554 shares of the Company’s common stock with exercise prices ranging from $0.75 to $17.00 per share as of June 30, 2007. There was convertible debt outstanding at June 30, 2007 which was convertible into 4,894,656 shares of common stock. There was no convertible debt outstanding at June 30, 2008. The effects of these items were not included in the computation of diluted earnings per share because such effects would have been anti-dilutive.

The change in accumulated other comprehensive income during the three-month periods ended June 30, 2008 and 2007,

is the result of the effect of foreign exchange rate changes. The following table reconciles net loss as reported with total comprehensive loss (in thousands):

	Three Months Ended June 30,
	2008	2007
Net loss reported	$(1,465)	$(188)
Translation adjustments—net	1	(189)

Total comprehensive loss	$(1,464)	$(377)

6. BUSINESS SEGMENT

The Company operates in one reportable segment. International operations consist primarily of foreign sales offices selling software developed in the United States of America combined with local maintenance revenue. The following table summarizes consolidated financial information of the Company’s operations by geographic location (in thousands):

	Three Months Ended June 30,
	2008	2007
Net revenue
North America	$3,020	$3,389
Europe/Africa	1,535	1,584

Total	$4,555	$4,973

	June 30, 2008	March 31, 2008
Long-lived assets
North America	$27,590	$27,420
Europe/Africa	660	623

Total	$28,250	$28,043

The Company operates in one reportable segment and is engaged in the design, development, sale, and support of four software product lines: 1) ChunkIt!, 2) XML Data Management Servers (“XDMS”), 3) Multidimensional Database Management Systems (“MDMS”), and 4) Rapid Application Development (“RAD”) software tools. The ChunkIt! product was released for private beta testing in April 2008. To date, we have not recognized any revenue from the ChunkIt! product. The following table represents the net revenue from the Company’s segment by its databases (XDMS and MDMS) and RAD product lines (in thousands):

	Three Months Ended June 30,
	2008	2007
Databases	$3,278	$3,970
RAD Tools	1,277	1,003

Total	$4,555	$4,973

7. COMMITMENTS AND CONTINGENCIES

The Company is subject from time to time to litigation, claims and suits arising in the ordinary course of business. As of June 30, 2008 the Company was a party to the following legal proceedings:

1. Raining Data v. Intrametrics. On or about January 19, 2007, the Company filed a complaint in Orange County Superior Court that sets forth allegations that Intrametrics threatens to and has misappropriated the Company’s trade secrets. The Company’s allegations in the complaint include that Intrametrics has obtained the Company’s source code in violation of the Parties’ OEM (Original Equipment Manufacturer) Distribution Agreement and in violation of California’s laws prohibiting the misappropriation of trade secrets. The Company seeks injunctive relief from Intrametrics, including, but not limited to, compelling Intrametrics to fully comply with all of the termination provisions set forth in the OEM Agreement; enjoining Intrametrics and its employees and agents from using or disclosing the Company’s trade secrets; prohibiting Intrametrics from soliciting the Company’s current or potential customers for 3 years, and from soliciting or employing certain of the Company’s former employees for 3 years. Intrametrics filed a motion to quash the Complaint, which the Company opposed, but on the morning of the hearing, Intrametrics first notified the Company that it filed Chapter 11 bankruptcy, effectively staying the litigation in Orange County Superior Court. In March of 2008, the Company commenced discovery in the Bankruptcy matter. In April 2008, the Bankruptcy matter was converted to Chapter 7. The Company is pursuing further discovery and potential litigation in the Bankruptcy court in Houston, TX.

2. Raining Data v. Soheil Raissi (formerly the Company’s Vice President, Product Development and Professional Services), Mario Barrenechea (formerly the Company’s Senior Vice President, Worldwide Sales and Marketing, Pick and Omnis Products), and Adevnet. On or about December 8, 2006, the Company filed a complaint in Orange County Superior Court that sets forth allegations that the defendants threaten to and have misappropriated the Company’s trade secrets. The Company’s allegations in the complaint include that the individual defendants have used or disclosed the Company’s trade secrets (in the form of source code and licenses and other trade secret information) in violation of their agreements with the Company to maintain the confidentiality of such trade secret information, and in violation of California laws prohibiting the misappropriation of trade secrets. The Company seeks injunctive relief from the defendants, including, but not limited to, compelling the defendants to immediately return all of the Company’s trade secrets and property; enjoining the defendants and their employees and agents from using or disclosing the Company’s trade secrets, including the Company’s source code; ordering the defendants to disclose all gains and profits they have derived from the misappropriation of the Company’s trade secrets; enjoining the defendants from directly or indirectly supplying, selling or promoting any product that incorporates the Company’s trade secrets. On June 27, 2008, the Court granted the Company’s Motion to File a Second Amended Complaint, adding claims for Breach of the Duty of Loyalty and for Unjust Enrichment against the Defendants. Also, since the Court granted Plaintiff’s special motion to strike (as set forth in paragraph 3 below), the Company has commenced discovery in this action. The Company will continue to vigorously pursue its rights in this litigation.

3. Cross-Complaint by Soheil Raissi, Mario Barrenechea and Adevnet v. Raining Data. On or about January 10, 2007, the defendants in the case above filed a cross-complaint, alleging several claims against the Company and Carlton Baab, the Company’s President and Chief Executive Officer, unfair business practices, violation of civil rights, intentional interference with prospective economic advantage, negligent interference with prospective economic advantage, malicious prosecution, abuse of process, negligence, civil conspiracy, and injunctive relief. Cross-complainants allege general, compensatory, special, and punitive and exemplary damages in amounts “according to proof,” and seek to enjoin the Company from engaging in improper and unlawful conduct. The Company and Carlton Baab assert that all of the claims are baseless, and filed a special motion to strike all the allegations in the cross-complaint. On June 27, 2008, the Court granted the special motion to strike, and thus struck the entire Cross-Complaint. The Company and Carlton Baab have thus filed a Motion for Fees and Costs related to their bringing their special motion to strike, which is scheduled to be heard on August 29, 2008. Management believes that the ultimate disposition of this matter will not have a material adverse effect on the Company’s consolidated financial statements, results of operations, cash flows or liquidity.

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

This Form 10-Q contains forward-looking statements within the meaning of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended (the “Exchange Act”). These statements may generally be identified by the use of such words as “expect,” “anticipate,” “believe,” “intend,” “plan,” “will,” or “shall,” or the negative of those terms. We have based these forward-looking statements on our current expectations and projections about future events. Forward-looking statements involve certain risks and uncertainties and actual results may differ materially from those discussed in any such statement. Factors that could cause actual results to differ materially from such forward-looking statements include the risks described under the heading “Risk Factors” in Item 2 of this Form 10-Q and elsewhere in this Form 10-Q. The forward-looking statements contained in this Form 10-Q include, but are not limited to statements about the following: (1) our future success, (2) our research and development efforts, (3) our future operating results and cash flow, (4) our ability to compete, (5) the markets in which we operate, (6) our revenue, (7) cost of license revenue and cost of service revenue, (8) our selling and marketing costs, (9) our backlog, (10) our research and development expenses, (11) the effect of critical accounting policies, (12) our belief that our existing cash balances combined with our cash flow from operating activities will be sufficient to meet our operating and capital expenditure requirements for the remainder of the fiscal year ending March 31, 2009 and through the foreseeable future, and (13) our focus on the continued development and enhancement of the TigerLogic product line, and identification of new and emerging application areas and discussions with channel partners for the sale and distribution of the TigerLogic product line. All forward-looking statements in this document are made as of the date hereof, based on information available to us as of the date hereof, and we assume no obligation to update any forward-looking statement.

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

Products

Our principal business is the design, development, sale and support of software infrastructure. Our products allow customers to create and enhance flexible software applications for their own needs. Our software may be categorized into the following product lines: ChunkIt!, XDMS, MDMS and RAD software tools. All of our revenue to date has been derived from XDMS, MDMS and RAD software products.

Many of our products are based on the proprietary Pick Universal Data Model (“Pick UDM”) and are capable of handling data from many sources. The Pick UDM is a core component across the XDMS and MDMS product lines.

Beginning in 2001, we began an extensive effort to leverage our Pick UDM and core intellectual property to create the TigerLogic technology product line, which includes an internet browser-based search application called ChunkIt! designed to enhance the search experience and productivity of any Web user, and an enterprise class XML Database Management Server for the emerging XML market to address the growing need for managing and querying native XML data and the ability to handle structured and unstructured data. We are focused on the continued development and enhancement of this product line, identification of new and emerging technology areas and discussions with channel partners for the sale and distribution of the TigerLogic product line.

TigerLogic ChunkIt!

In April 2008, we publicly released for beta testing an internet browser-based search application called ChunkIt! This application is designed to enhance the search experience and productivity of any Web user. As an application that sits inside a Web browser, its function is to mine embedded hyperlinks that are commonly found on any Web page. ChunkIt! extracts the original content related to the user’s keyword search terms from behind the links and brings the content to the surface for easy review. The content is presented in the form of easily digested “chunks” of information. To facilitate the review, each keyword in the chunk is highlighted with a unique color.

This capability is useful not only for extracting search engine results, but for viewing any Web page that contains hundreds, if not thousands of embedded hyperlinks. With a single click, ChunkIt! delivers users the benefit of being able to quickly determine and preview the links that contain information pertinent to their searches. ChunkIt! can save users the time of having to click through a multitude of irrelevant links, and from having to manage multiple windows and tabs.

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

MDMS components include FlashCONNECT a Web application programming interface which enables programmers to quickly implement a Web browser interface for Internet, intranet and extranet for their applications, OpenDB and Open Data Base Connectivity (“OBDC”) connectors that allow the MDMS products to talk to ODBC-compliant databases and the Pick Data Provider for ..Net (“PDP”) and our Pick Reporting Services Connector. The PDP component for the Microsoft .NET Framework is tightly integrated with Microsoft Visual Studio .NET. It allows software developers using IBM’s Universe and Unidata databases and our D3 database platform to build client/server applications, Web applications or Web services using any of the languages and technologies that run on the Microsoft .NET Framework, such as Microsoft ASP.NET, Visual Basic .NET, Visual C# .NET and Visual J# .NET. Our Pick Reporting Services Connector enables a data connection that allows Pick database users to unlock the benefits of Microsoft Reporting Services to take advantage of a comprehensive, server-based reporting solution that can author, manage, and deliver both paper-oriented and interactive, Web-based reports. This solution also allows access to IBM UniVerse, IBM UniData and Pick D3 data.

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

Sales and Distribution

In the United States, we sell our products through established distribution channels consisting of OEMs, system integrators, specialized vertical application software developers and consulting organizations. We also sell our products directly through our sales personnel to end user organizations. Outside the United States, we maintain direct sales offices in the United Kingdom, France and Germany. Approximately 34% and 32% of our revenue came from sales through our offices located outside the United States for the three month periods ended June 30, 2008 and 2007, respectively.

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

For each of the three month periods ended June 30, 2008 and 2007, no single customer accounted for more than 10% of our revenue.

Research and Development

We have devoted significant resources to the research and development of our products and technology. We believe that our future success will depend largely on a strong development effort with respect to both our existing and new products. These development efforts have resulted in updates and upgrades to existing MDMS and RAD products and the launch of new products including the TigerLogic product line. New product releases in all of our product lines are currently in progress. We expect to continue our research and development efforts in all product lines for the foreseeable future. We intend for these efforts to improve our future operating results and increase cash flow. However, such efforts may not result in additional new products or revenue, and we can make no assurances that the recently announced products or future products will be successful. We spent $2.2 million and $2.0 million on research and development for the three month periods ended June 30, 2008 and 2007, respectively.

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

Intellectual Property and Other Proprietary Rights

We rely primarily on a combination of trade secret, copyright and trademark laws and contractual provisions to protect our intellectual property and proprietary rights. Our trademarks include TigerLogic, ChunkIt!, Raining Data, Pick, D3, Omnis, Omnis Studio, mvEnterprise, mvBase, and mvDesigner, among others. We also have twelve pending U.S. patent applications as of June 30, 2008.

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

Employees

At June 30, 2008, we had 128 employees worldwide of which 98 were in the United States and 30 were in our international offices. Of the 128 employees, 99 are full-time and approximately 37% are in research and development, 16% in technical support, 31% in sales and marketing and 16% in general and administrative functions.

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

In accordance with SFAS No. 142, “Goodwill and Other Intangible Assets,” we do not amortize goodwill, but test for goodwill impairment following a two-step process. The first step is used to identify potential impairment by comparing the fair value of a reporting unit with its net book value (or carrying amount), including goodwill. If the fair value exceeds the carrying amount, goodwill of the reporting unit is considered not impaired and the second step of the impairment test is unnecessary. If the carrying amount of a reporting unit exceeds its fair value, the second step of the goodwill impairment test is performed to measure the amount of impairment loss, if any. The second step of the goodwill impairment test compares the implied fair value of the reporting unit’s goodwill with the carrying amount of that goodwill. If the carrying amount of the reporting unit’s goodwill exceeds the implied fair value of that goodwill, an impairment loss is recognized in an amount equal to that excess. The implied fair value of goodwill is determined in the same manner as the amount of goodwill recognized in a business combination. That is, the fair value of the reporting unit is allocated to all of the assets and liabilities of that unit (including any unrecognized intangible assets) as if the reporting unit had been acquired in a business combination and the fair value of the reporting unit was the purchase price paid to acquire the reporting unit. Currently, we have one reporting unit for goodwill impairment testing.

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

EMPLOYEE STOCK-BASED COMPENSATION. We account for stock-based compensation in accordance with SFAS No. 123(R), “Share-Based Payment.” Under the fair value recognition provisions of this statement, share-based compensation cost is measured at the grant date based on the value of the award and is recognized as expense over the requisite service period. We estimate the fair value of stock-based awards using a Black-Scholes valuation model. Determining the fair value of share-based awards at the grant date requires judgment, including estimating volatility, expected terms, and forfeitures. If actual results differ significantly from these estimates, stock-based compensation expense and our results of operations could be materially impacted. See footnote 2 in the accompanying unaudited condensed consolidated financial statements.

Results of Operations

The following table sets forth certain Condensed Consolidated Statement of Operations data in total dollars, as a percentage of total net revenues and as a percentage change from the same period in the prior year. Cost of license revenues and cost of service revenues are expressed as a percentage of the related revenues. This information should be read in conjunction with the Condensed Consolidated Financial Statements included elsewhere in this Form 10-Q.

	Three Months Ended June 30, 2008			Three Months Ended June 30, 2007
	Results	% of Net Revenues	Percent Change	Results	% of Net Revenues
	(In thousands)			(In thousands)
Net revenues
Licenses	$1,636	36%	(18)%	$2,002	40%
Services	2,919	64%	(2)%	2,971	60%

Total net revenues	4,555	100%	(8)%	4,973	100%
Operating expense
Cost of revenues:
Cost of license revenues (as a % of license revenues)	4	0%	(56)%	9	0%
Cost of service revenues (as a % of service revenues)	448	15%	(8)%	485	16%
Selling and marketing	1,827	40%	40%	1,304	26%
Research and development	2,232	49%	12%	1,997	40%
General and administrative	1,543	34%	17%	1,323	27%

Total operating expenses	6,054	133%	18%	5,118	103%

Operating loss	(1,499)	(33)%	934%	(145)	(3)%
Other income (expense)-net	45	1%	(288)%	(24)	0%

Loss before income taxes	(1,454)	(32)%	760%	(169)	(3)%
Income tax provision	11	0%	(42)%	19	0%

Net loss	$(1,465)	(32)%	679%	$(188)	(4)%

REVENUE

NET REVENUE. Our revenue is derived principally from two sources: fees from software licensing and fees for post contract technical support. We license our software on a per-CPU, per-server, per-port or per-user basis. Therefore, the addition of CPU’s, servers, ports or users to existing systems increases our revenue from our installed base of licenses. While the timing of orders and customer ordering patterns have resulted in some fluctuations in license revenue between quarters and year-to-year, the $0.4 million or 8% decrease in total revenue for the three month period ended June 30, 2008, as compared to the same period in the prior year is a result of lower orders from our existing customer base. Services revenue has remained relatively stable and consistent from period to period and we anticipate that services revenue will remain stable for the foreseeable future. In the longer term, we expect that the MDMS and RAD markets will eventually contract as customers continue to adopt newer technologies and, therefore, the revenue generated from sales of our MDMS and RAD products is expected to decrease.

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

OPERATING EXPENSES

COST OF LICENSE REVENUE. Cost of license revenue is comprised of direct costs associated with software license sales including software packaging, documentation, physical media costs and royalties. The slight decrease in absolute dollars for cost of license revenue for the three month period ended June 30, 2008, as compared to the same period in the prior year, was due to decreased royalties. We anticipate that the cost of license revenue, as a percentage of license revenue and in absolute dollars, will be relatively stable in future periods.

COST OF SERVICE REVENUE. Cost of service revenue includes primarily personnel costs relating to providing consulting, technical support and training services. The decrease in cost of service revenue for the three month period ended June 30, 2008, when compared to the same period in prior year, is due to reduced headcount. We anticipate that the cost of service revenue, as a percentage of service revenue and in absolute dollars, will be relatively stable in future periods.

SELLING AND MARKETING. Selling and marketing expense consists primarily of salaries, benefits, advertising, tradeshows, travel and overhead costs for our sales and marketing personnel. The $0.5 million increase in selling and marketing expense for the three month period ended June 30, 2008, as compared to the same period in the prior year, was due to additional personnel and increased marketing expense relating to the introduction of TigerLogic ChunkIt!, as well as stock compensation expense. We anticipate that selling and marketing costs related to the TigerLogic product line may increase as we further develop the sales channel for these products and if customer acceptance of these products increases. In addition, if our continued research and development efforts are successful, including with respect to our TigerLogic product line, and new products or services are created, we may incur increased sales and marketing expense to promote those new products in future periods.

RESEARCH AND DEVELOPMENT. Research and development expense consists primarily of salaries and other personnel-related expenses and overhead costs for engineering personnel including employees in the US and the UK and contractors in the US. The $0.2 million increase in research and development expense for the three month period ended June 30, 2008, as compared to the same period in the prior year was mainly due to consulting expense related to the TigerLogic product ChunkIt!, offset by reduced headcount and termination of contracted professional technical services in India. We are committed to our research and development efforts and expect research and development expense will remain at the current level in future periods or increase if we believe that additional spending is warranted. Such efforts may not result in additional new products and any new products, including the TigerLogic product line, may not generate sufficient revenue, if any, to offset the research and development expense.

GENERAL AND ADMINISTRATIVE. General and administrative expense consists primarily of costs associated with our finance, human resources, legal and other administrative functions. These costs consist principally of salaries and other personnel-related expenses, professional fees, depreciation and overhead costs. The $0.2 million increase in general and administrative expense for the three month period ended June 30, 2008, as compared to the same period in prior year, was mainly due to costs incurred in legal services related to pending litigation matters and patents and trademarks registration.

OTHER INCOME (EXPENSE). Other income (expense) consists primarily of net interest expense and gains and losses on foreign currency transactions. The change in other income (expense) during the three month period ended June 30, 2008, as compared to the same period in the prior year, was mainly due to less interest expense as a result of the conversion of certain long term debt into equity in October 2007 and April 2008, and foreign currency exchange gains. Due to the uncertainty in exchange rates, we may experience transaction gains or losses in future periods, the effect of which cannot be predicted at this time.

PROVISION FOR INCOME TAXES. Our effective tax rate was (0.8%) and (11.2%) for the three month periods ended June 30, 2008 and 2007, respectively. The provision for income taxes reflects the tax on earnings and dividends from foreign subsidiaries. Due to uncertainties surrounding the timing of realizing the benefits of the net operating loss carryforwards in the future, we carry a full valuation allowance against net deferred tax assets in domestic and foreign jurisdictions, except France. As a result of our analysis of all available evidence, both positive and negative as of the end of the fourth quarter of the year ended March 31, 2008, including sustained historical profitability in France, improved financial condition at the parent-level, and completion of a world-wide transfer pricing study, it was considered more likely than not that a full valuation allowance for deferred tax assets in France was not required, resulting in the release of the valuation allowance previously recorded against our net French deferred tax assets of $460,000.

LIQUIDITY AND CAPITAL RESOURCES

In connection with the acquisition of PickAx, we assumed a Secured Promissory Note issued to Astoria dated November 30, 2000, in the amount of $18.5 million. In January 2003, we entered into a Note Exchange Agreement (the “Exchange Agreement”) with Astoria to replace the existing Secured Promissory Note, as amended, with a Convertible Subordinated Note. Under the terms of the Exchange Agreement, the Secured Promissory Note was exchanged and replaced with a Convertible Subordinated Note having a principal amount of $22.1 million, which principal amount was equal to the outstanding principal and accrued interest payable on the Secured Promissory Note as of the date of the Exchange Agreement. In October 2005, Astoria assigned a portion of its common stock holdings totaling 870,536 shares and a portion of the Subordinated Convertible Note, totaling $1,751,832, to two of its limited partners, GFAM and CAM. As such, we issued an Amended and Restated Convertible Subordinated Note to Astoria for $20,749,581 and Convertible Subordinated Notes directly to GFAM and CAM for $862,979 and $888,853, respectively. The Convertible Subordinated Notes were convertible into common stock at any time, at the option of the holder, at a price of $5.00 per share. The Convertible Subordinated Notes matured on May 30, 2008, extending the May 30, 2003 maturity date of the Secured Promissory Note.

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

On April 10, 2008, the Company received a conversion notice from CAM on April 10, 2008 electing to convert its Convertible Subordinated Note in full. As a result, $977,000 of outstanding principal owed to CAM under its Convertible Subordinated Note was converted into 195,400 shares of the Company’s common stock. Per the terms of the Convertible Subordinated Note, the Company made a cash payment to CAM of approximately $1,531 for the amount outstanding under the Convertible Subordinated Note that was not converted into shares of common stock. Following the conversion of such Convertible Subordinated Note and the cash payment to CAM, the Convertible Subordinated Note held by CAM was cancelled and there are no Convertible Subordinated Notes outstanding subsequent to April 10, 2008.

Astoria is a major stockholder of ours, holding a majority of our outstanding common stock. Richard W. Koe, Chairman of our Board of Directors, serves as the Managing General Partner for Astoria. Carlton H. Baab, our President and Chief Executive Officer and a member of the Board of Directors, served as a Managing Principal of ACM, which is a general partner of Astoria, until taking a formal leave of absence to join us in August 2001. Gerald F. Chew, a member of our Board of Directors, is the cousin of Mr. Koe.

As of June 30, 2008, we had $12.1million in cash and cash equivalents. We believe that our existing cash balances will be sufficient to meet our operating and capital expenditure requirements for the remainder of the fiscal year ending March 31, 2009 and through the foreseeable future. We are committed to research and development and marketing efforts that are intended to allow us to penetrate new markets and generate new sources of revenue and improve operating results. However, our research and development and marketing efforts have required, and will continue to require, cash outlays without the immediate or short-term receipt of related revenue. Our ability to meet our expenditure requirements is dependent upon our future financial performance, which will be affected by, among other things, prevailing economic conditions, our ability to penetrate new markets and attract new customers, market acceptance of our new and existing products and services, the success of research and development efforts and other factors beyond our control.

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

We had no material commitments for capital expenditures as of June 30, 2008.

Net cash used in operating activities was $1.6 million and $0.5 million for the three month periods ended June 30, 2008 and 2007, respectively. The increase in net cash used in operating activities for the three month period ended June 30, 2008 as compared to the same period in prior year was primarily due to lower revenue coupled with higher operating expenses mainly related to the introduction of the TigerLogic ChunkIt! product. Net cash used in investing activities was $0.5 million and $0.0 million for the three month periods ended June 30, 2008 and 2007, respectively. The increase in cash used in investing activities was due to higher expenditures related to equipment purchased for the introduction of the TigerLogic ChunkIt! product. Net cash provided by financing activities was $0.1 million and $0.0 million for the three month periods ended June 30, 2008 and 2007, respectively. Net cash provided by financing activities was primarily due to proceeds derived from the exercise of stock options.

NON-GAAP FINANCIAL INFORMATION

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

Our EBITDA was negative $0.9 million, or negative 21% of total net revenue for the three month period ended June 30, 2008, and $0.2 million, or 4% of total net revenue for the three month period ended June 30, 2007. The decrease in EBITDA for the three month period ended June 30, 2008, compared to the same period in the prior year was a result of decreased license revenue and increased operating expenses relating to the introduction of the TigerLogic ChunkIt! product.

EBITDA is defined as net income (loss) with an add-back for depreciation and amortization, non-cash stock-based compensation expense, interest income (expense)-net, other income (expense)-net, and income taxes. The following table reconciles EBITDA to the GAAP reported net loss:

RECONCILIATION OF EBITDA TO NET LOSS

(In thousands)

	For the Three Months Ended June 30,
	2008	2007
Reported net loss	$(1,465)	$(188)
Depreciation and amortization	106	65
Stock-based compensation	450	255
Interest (income) expense-net	(51)	202
Other (income) expense-net	6	(178)
Income tax provision	11	19

EBITDA	$(943)	$175

Our EBITDA financial information can also be reconciled to net cash used in operating activities as follows:

RECONCILIATION OF EBITDA TO NET CASH USED IN

OPERATING ACTIVITIES

(In thousands)

	For the Three Months Ended June 30,
	2008	2007
Net cash used in operating activities	$(1,610)	$(500)
Interest (income) expense-net	(51)	202
Other (income) expense-net	6	(178)
Change in trade accounts receivable	(82)	369
Change in other current and non-current assets	45	31
Change in accounts payable	54	(120)
Change in accrued liabilities	702	360
Change in deferred revenue	(18)	(105)
Foreign currency exchange gain (loss)	(8)	139
Note payable discount amortization	—	(21)
Provision for bad debt	19	(2)

EBITDA	$(943)	$175

ITEM 3.	QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

None

ITEM 4.	CONTROLS AND PROCEDURES

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

Changes in Internal Control over Financial Reporting

Management has committed resources to remediate the material weaknesses in our internal controls that existed at March 31, 2008. Management believes that these efforts have improved internal control over financial reporting. The following changes in our internal control over financial reporting that have materially affected our internal control over financial reporting were identified during the quarter ended June 30, 2008:

•	Implemented additional review procedures in the tax provision calculation process to ensure that data used has been reconciled to tax returns filed by foreign subsidiaries.

•	Improved review process of purchased assets to ensure recording and classification in accordance with generally accepted accounting principles.

PART II. OTHER INFORMATION

ITEM 1.	LEGAL PROCEEDINGS

The Company is subject from time to time to litigation, claims and suits arising in the ordinary course of business. As of June 30, 2008 the Company was a party to the following legal proceedings:

1. Raining Data v. Intrametrics. On or about January 19, 2007, the Company filed a complaint in Orange County Superior Court that sets forth allegations that Intrametrics threatens to and has misappropriated the Company’s trade secrets. The Company’s allegations in the complaint include that Intrametrics has obtained the Company’s source code in violation of the Parties’ OEM (Original Equipment Manufacturer) Distribution Agreement and in violation of California’s laws prohibiting the misappropriation of trade secrets. The Company seeks injunctive relief from Intrametrics, including, but not limited to, compelling Intrametrics to fully comply with all of the termination provisions set forth in the OEM Agreement; enjoining Intrametrics and its employees and agents from using or disclosing the Company’s trade secrets; prohibiting Intrametrics from soliciting the Company’s current or potential customers for 3 years, and from soliciting or employing certain of the Company’s former employees for 3 years. Intrametrics filed a motion to quash the Complaint, which the Company opposed, but on the morning of the hearing, Intrametrics first notified the Company that it filed Chapter 11 bankruptcy, effectively staying the litigation in Orange County Superior Court. In March of 2008, the Company commenced discovery in the Bankruptcy matter. In April 2008, the Bankruptcy matter was converted to Chapter 7. The Company is pursuing further discovery and potential litigation in the Bankruptcy court in Houston, TX.

2. Raining Data v. Soheil Raissi (formerly the Company’s Vice President, Product Development and Professional Services), Mario Barrenechea (formerly the Company’s Senior Vice President, Worldwide Sales and Marketing, Pick and Omnis Products), and Adevnet. On or about December 8, 2006, the Company filed a complaint in Orange County Superior Court that sets forth allegations that the defendants threaten to and have misappropriated the Company’s trade secrets. The Company’s allegations in the complaint include that the individual defendants have used or disclosed the Company’s trade secrets (in the form of source code and licenses and other trade secret information) in violation of their agreements with the Company to maintain the confidentiality of such trade secret information, and in violation of California laws prohibiting the misappropriation of trade secrets. The Company seeks injunctive relief from the defendants, including, but not limited to, compelling the defendants to immediately return all of the Company’s trade secrets and property; enjoining the defendants and their employees and agents from using or disclosing the Company’s trade secrets, including the Company’s source code; ordering the defendants to disclose all gains and profits they have derived from the misappropriation of the Company’s trade secrets; enjoining the defendants from directly or indirectly supplying, selling or promoting any product that incorporates the Company’s trade secrets. On June 27, 2008, the Court granted The Company’s Motion to File a Second Amended Complaint, adding claims for Breach of the Duty of Loyalty and for Unjust Enrichment against the Defendants. Also, since the Court granted Plaintiff’s special motion to strike (as set forth in paragraph 3 below), the Company has commenced discovery in this action. The Company will continue to vigorously pursue its rights in this litigation.

3. Cross-Complaint by Soheil Raissi, Mario Barrenechea and Adevnet v. Raining Data. On or about January 10, 2007, the defendants in the case above filed a cross-complaint, alleging several claims against the Company and Carlton Baab, the Company’s President and Chief Executive Officer, unfair business practices, violation of civil rights, intentional interference with prospective economic advantage, negligent interference with prospective economic advantage, malicious prosecution, abuse of process, negligence, civil conspiracy, and injunctive relief. Cross-complainants allege general, compensatory, special, and punitive and exemplary damages in amounts “according to proof,” and seek to enjoin the Company from engaging in improper and unlawful conduct. The Company and Carlton Baab assert that all of the claims are baseless, and filed a special motion to strike all the allegations in the cross-complaint. On June 27, 2008, the Court granted the special motion to strike, and thus struck the entire Cross-Complaint. The Company and Carlton Baab have thus filed a Motion for Fees and Costs related to their bringing their special motion to strike, which is scheduled to be heard on August 29, 2008. Management believes that the ultimate disposition of this matter will not have a material adverse effect on the Company’s consolidated financial statements, results of operations, cash flows or liquidity.

ITEM 1A.	RISK FACTORS

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

THE CONCENTRATION OF OUR STOCK OWNERSHIP GIVES CERTAIN STOCKHOLDERS SIGNIFICANT CONTROL OVER OUR BUSINESS.

As of June 30, 2008, Astoria beneficially owned approximately 56% of our outstanding common stock. Richard W. Koe, Chairman of the Board of Directors, serves as the Managing General Partner for ACM, which is a general partner of Astoria. Carlton H. Baab, our President, Chief Executive Officer, and Director, served as a Managing Principal of ACM until taking a formal leave of absence to join us in August 2001. This concentration of stock ownership allows Astoria, acting alone, to block any actions that require approval of our stockholders, including the election of members to the Board of Directors and the approval of significant corporate transactions. Moreover, this concentration of ownership may delay or prevent a change in control.

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

THE INABILITY TO PROTECT OUR INTELLECTUAL PROPERTY COULD HARM OUR ABILITY TO COMPETE.

Our ability to compete successfully will depend, in part, on our ability to protect our proprietary technology and operations without infringing upon the rights of others. We may fail to do so. In addition, the laws of certain countries in which our products are, or may be, licensed may not protect our proprietary rights to the same extent as the laws of the United States. We rely primarily on a combination of trade secret, copyright and trademark laws and contractual provisions to protect our intellectual property and proprietary rights. Our trademarks include TigerLogic, ChunkIt!, Pick, D3, Omnis, Omnis Studio, mvEnterprise, mvBase, and mvDesigner, among others. We also have twelve pending U.S. patent application as of June 30, 2008. In addition to trademark and copyright protections, we license our products to end users on a “right to use” basis pursuant to a perpetual license agreement that restricts use of products to a specified number of users.

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

As of June 30, 2008, we had 26,481,679 outstanding shares of common stock, of which approximately 15 million shares were restricted securities held by Astoria and other holders. Restricted securities may be sold in the public market only if they are registered or if they qualify for an exemption from registration promulgated under the Securities Act. At present, all of our outstanding restricted securities may be registered or are eligible for public sale under Rule 144, subject to volume limitations and other requirements of Rule 144.

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

OUR GLOBAL OPERATIONS EXPOSE US TO ADDITIONAL RISKS AND CHALLENGES ASSOCIATED WITH CONDUCTING BUSINESS INTERNATIONALLY.

We operate on a global basis with offices or distributors in Europe, Africa, Asia, Latin America, South America, Australia and North America and development efforts in North America and Europe. Approximately 34% of our revenue for the three month period ended June 30, 2008 was generated from our international offices. We face several risks inherent in conducting business internationally, including but not limited to the following:

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

ITEM 2.	UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

As previously disclosed in the Company’s periodic reports filed with the SEC, CAM was the holder of a 5% Convertible Subordinated Note with a maturity date of May 30, 2008. The interest rate of the Convertible Subordinated Note was 5% per annum, payable quarterly, which was paid through increases to the outstanding principal of the Convertible Subordinated Note. The Convertible Subordinated Note was convertible into common stock, at the option of the holder, at a price of $5.00 per share, at any time through May 29, 2008.

On April 10, 2008, the Company received a conversion notice from CAM electing to convert its Convertible Subordinated Note in full. As a result, $977,000 of outstanding principal owed to CAM under its Convertible Subordinate Note was converted into 195,400 shares of the Company’s common stock. Per the terms of the Convertible Subordinated Note, the Company made a cash payment to CAM of approximately $1,531 with respect to those amounts outstanding under the Convertible Subordinated Note that were not converted into shares of common stock. Following the conversion of such Convertible Subordinated Note and the cash payment to CAM, the Convertible Subordinated Note held by CAM was cancelled. As of the date hereof, no other Convertible Subordinated Note remains outstanding.

The conversion into common stock constituted an exchange with existing security holders without payment for any solicitation, and was therefore exempt from registration under Section 3(a)(9) of the Securities Act of 1933, as amended.

ITEM 3.	DEFAULTS UPON SENIOR SECURITIES

None

ITEM 4.	SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

None

ITEM 5.	OTHER INFORMATION

None

ITEM 6.	EXHIBITS

Exhibits:

31.1	Certification of Chief Executive Officer.

31.2	Certification of Chief Financial Officer.

32.1	Certification of Chief Executive Officer and Chief Financial Officer Pursuant to 18 U.S.C. 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Date: August 12, 2008	TIGERLOGIC CORPORATION

/s/ Thomas Lim
Thomas Lim
Chief Financial Officer and Duly Authorized Officer

EXHIBIT INDEX

31.1	Certification of Chief Executive Officer

31.2	Certification of Chief Financial Officer

32.1	Certification of Chief Executive Officer and Chief Financial Officer Pursuant to 18 U.S.C. 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.