Form 10-Q
period 2008-09-30
TigerLogic CORP
filed 2008-11-12
CIK 820738

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark one)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2008

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

YES  ☐    NO  ☒

As of October 31, 2008, the Registrant had 26,697,501 shares of its common stock outstanding.

TIGERLOGIC CORPORATION

PART I. FINANCIAL INFORMATION

ITEM 1.	FINANCIAL STATEMENTS

TIGERLOGIC CORPORATION AND SUBSIDIARIES

UNAUDITED CONDENSED CONSOLIDATED BALANCE SHEETS

	September 30, 2008	March 31, 2008
	(In thousands)
ASSETS
Current assets
Cash and cash equivalents	$12,233	$14,065
Trade accounts receivable, less allowance for doubtful accounts of $129 and $271, respectively	1,369	1,845
Other current assets	525	439

Total current assets	14,127	16,349
Property, furniture and equipment-net	1,113	1,053
Goodwill	26,388	26,388
Deferred tax assets	448	460
Other assets	162	142

Total assets	$42,238	$44,392

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities
Accounts payable	$288	$424
Accrued liabilities	2,059	2,659
Deferred revenue	4,836	5,257

Total current liabilities	7,183	8,340
Long-term debt-net of discount	—	977

Total liabilities	7,183	9,317
Commitments and contingencies
Stockholders’ equity
Preferred stock	—	—
Common stock	2,669	2,625
Additional paid-in-capital	129,031	126,610
Accumulated other comprehensive income	1,842	1,367
Accumulated deficit	(98,487)	(95,527)

Total stockholders’ equity	35,055	35,075

Total liabilities and stockholders’ equity	$42,238	$44,392

See accompanying notes to the unaudited condensed consolidated financial statements.

TIGERLOGIC CORPORATION AND SUBSIDIARIES

UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

(In thousands, except per share data)

	Three Months Ended September 30,		Six Months Ended September 30,
	2008	2007	2008	2007
Net revenues
Licenses	$1,331	$1,959	$2,967	$3,961
Services	2,819	2,987	5,738	5,958

Total net revenues	4,150	4,946	8,705	9,919
Operating expenses
Cost of license revenues	8	12	12	21
Cost of service revenues	436	454	884	939
Selling and marketing	1,497	1,373	3,324	2,677
Research and development	1,943	1,922	4,175	3,919
General and administrative	1,244	1,048	2,787	2,371

Total operating expenses	5,128	4,809	11,182	9,927

Operating income (loss)	(978)	137	(2,477)	(8)
Other income (expense)
Interest income (expense)-net	55	(204)	106	(406)
Other income (expense)-net	(604)	205	(610)	383

Total other income (expense)	(549)	1	(504)	(23)

Income (loss) before income taxes	(1,527)	138	(2,981)	(31)
Income tax provision (benefit)	(32)	58	(21)	77

Net income (loss)	$(1,495)	$80	$(2,960)	$(108)

Basic net income (loss) per share	$(0.06)	$0.00	$(0.11)	$(0.01)

Diluted net income (loss) per share	$(0.06)	$0.00	$(0.11)	$(0.01)

Shares used in computing basic net income (loss) per share	26,536	21,241	26,494	21,214
Shares used in computing diluted net income (loss) per share	26,536	22,073	26,494	21,214

See accompanying notes to the unaudited condensed consolidated financial statements.

TIGERLOGIC CORPORATION AND SUBSIDIARIES

UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

	Six Months Ended September 30,
	2008	2007
	(In thousands)
Cash flows from operating activities:
Net loss	$(2,960)	$(108)
Adjustments to reconcile net loss to net cash provided by (used in) operating activities:
Depreciation and amortization of long-lived assets	217	132
Provision for bad debt	(34)	74
Note discount amortization	—	42
Stock-based compensation expense	847	556
Income tax (benefit) expense	(21)	77
Foreign currency exchange (gain) loss	613	(334)
Change in assets and liabilities:
Trade accounts receivable	416	(64)
Other current and non-current assets	(97)	(3)
Accounts payable	(97)	53
Accrued liabilities	(379)	60
Deferred revenue	(298)	(231)

Net cash provided by (used in) operating activities	(1,793)	254

Cash flows used in investing activities-purchase of property, furniture and equipment	(531)	(33)

Cash flows from financing activities:
Proceeds from exercise of stock options	555	204
Proceeds from issuance of common stock	86	52

Net cash provided by financing activities	641	256

Effect of exchange rate changes on cash	(149)	103

Net increase (decrease) in cash and cash equivalents	(1,832)	580
Cash and cash equivalents at beginning of period	14,065	11,654

Cash and cash equivalents at end of period	$12,233	$12,234

Non-cash financing activities:
Accrued interest added to debt	$—	$611
Conversion of debt to common stock	$977	$—

See accompanying notes to the unaudited condensed consolidated financial statements.

TIGERLOGIC CORPORATION AND SUBSIDIARIES

NOTES TO THE UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

SEPTEMBER 30, 2008

1. INTERIM FINANCIAL STATEMENTS

The unaudited interim condensed consolidated financial information furnished herein reflects all adjustments, consisting only of normal recurring items, which in the opinion of management are necessary to fairly state TigerLogic Corporation and its subsidiaries’ (collectively, the “Company” or “we,” “us” or “our”) results of operations and cash flows for the dates and periods presented and to make such information not misleading. Certain information and footnote disclosures normally included in financial statements prepared in accordance with accounting principles generally accepted in the United States of America have been omitted pursuant to SEC rules and regulations; nevertheless, management of the Company believes that the disclosures herein are adequate to make the information presented not misleading. These condensed consolidated financial statements should be read in conjunction with the Company’s audited financial statements for the year ended March 31, 2008, contained in the Company’s Annual Report on Form 10-KSB. The results of operations for the three and six month periods ended September 30, 2008, are not necessarily indicative of results to be expected for any other interim period or the fiscal year ending March 31, 2009.

2. STOCK-BASED COMPENSATION

The Company has a stock option plan that provides for the granting of stock options, restricted stock and restricted stock units to directors, employees and consultants. The Company also has an Employee Stock Purchase Plan which allows the employees to purchase the Company’s common stock at a discount.

Total stock-based compensation expense included in the unaudited condensed consolidated statements of operations for the three and six months ended September 30, 2008 and 2007, were as follows (in thousands):

	Three Months Ended September 30,		Six Months Ended September 30,
	2008	2007	2008	2007
Cost of revenue	$13	$2	$20	$2
Operating expense:
Selling and marketing	130	146	341	233
Research and development	127	64	254	142
General and administrative	127	89	232	179

Total stock-based compensation expense	397	301	847	556
Income tax benefit	—	—	—	—

Net stock-based compensation expense	$397	$301	$847	$556

As of September 30, 2008, there was approximately $2.5 million of total unrecognized compensation cost related to nonvested share-based compensation arrangements granted under the plans. That cost is expected to be recognized over a weighted-average period of 2.5 years.

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

In September 2006, the FASB issued SFAS No. 157, “Fair Value Measurements” (“SFAS No. 157”). This statement defines fair value, establishes a framework for measuring fair value in generally accepted accounting principles, and expands disclosures about fair value measurements. It also applies under other accounting pronouncements that require or permit fair value measurement as a relevant attribute. SFAS No. 157 is effective for financial statements issued for fiscal years beginning after November 15, 2007, and all interim periods within that fiscal year. For nonfinancial assets and liabilities that are recognized or disclosed at fair value on a nonrecurring basis, there is a one year deferral of the effective date. The implementation of SFAS No. 157 for financial assets and financial liabilities, effective December 31, 2007, did not have a material impact on the Company’s interim unaudited condensed consolidated financial statements. Under Level 1 measurement, our cash equivalents, consisting of investments in money market mutual funds, were $6.5 million at September 30, 2008 with no gain or loss (realized or unrealized) for the three and six months ended September 30, 2008. Level 1 inputs are defined as quoted prices (unadjusted) in active markets for identical assets or liabilities that the reporting entity has the ability to access at the measurement date. Management of the Company is evaluating the impact of SFAS No. 157 for nonfinancial assets and nonfinancial liabilities on the Company’s consolidated results of operations and financial condition.

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

5. STOCKHOLDERS’ EQUITY

Basic income (loss) per share is computed using the net income (loss) and the weighted average number of common shares outstanding during the period. Diluted income (loss) per share is computed using the net income (loss) and the weighted average number of common shares and dilutive potential common shares outstanding during the period when the potential common shares are not anti-dilutive. Potential dilutive common shares include outstanding stock options and convertible debt.

Weighted outstanding options to purchase 3,501,123 shares and 3,933,674 shares of the Company’s common stock have been excluded from the computation of diluted net loss per share for the three month and six month periods ended September 30, 2008, respectively. The effects of these items were not included in the computation of diluted loss per share because such effects would have been anti-dilutive.

Weighted outstanding options to purchase 2,348,853 shares of the Company’s common stock, and convertible debt outstanding, which were convertible into 4,908,600 shares, have been excluded from the computation of diluted net income per share for the three months ended September 30, 2007. Weighted outstanding options to purchase 4,284,018 shares of the Company’s common stock were excluded from diluted net loss per share calculation for the six months ended September 30, 2007. Convertible debt outstanding, which was convertible into 4,848,200 shares of the Company’s common stock was excluded from the computation of diluted net loss per share for the six months ended September 30, 2007. The effects of these items were not included in the computation of diluted earnings (loss) per share because such effects would have been anti-dilutive.

The change in accumulated other comprehensive income during the three and six month periods ended September 30, 2008 and 2007, is the result of the effect of foreign exchange rate changes. The following table reconciles net loss as reported with total comprehensive loss (in thousands):

	Three Months Ended September 30,		Six Months Ended September 30,
	2008	2007	2008	2007
Net income (loss) reported	$(1,495)	$80	$(2,960)	$(108)
Translation adjustments—net	474	(118)	475	(307)

Total comprehensive loss	$(1,021)	$(38)	$(2,485)	$(415)

6. BUSINESS SEGMENT

The Company operates in one reportable segment. International operations consist primarily of foreign sales offices selling software developed in the United States of America combined with local maintenance revenue. The following table summarizes consolidated financial information of the Company’s operations by geographic location (in thousands):

	Three Months Ended September 30,		Six Months Ended September 30,
Net revenue	2008	2007	2008	2007
North America	$2,807	$3,303	$5,827	$6,692
Europe/Africa	1,343	1,643	2,878	3,227

Total	$4,150	$4,946	$8,705	$9,919

Long-lived assets	September 30, 2008	March 31, 2008
North America	$27,521	$27,420
Europe/Africa	590	623

Total	$28,111	$28,043

The Company operates in one reportable segment and is engaged in the design, development, sale, and support of four software product lines: 1) ChunkIt!, 2) XML Data Management Servers (“XDMS”), 3) Multidimensional Database Management Systems (“MDMS”), and 4) Rapid Application Development (“RAD”) software tools. The ChunkIt! product was released for general availability in October 2008. To date, we have not recognized any revenue from the ChunkIt! product. The following table represents the net revenue from the Company’s segment by its databases (XDMS and MDMS) and RAD product lines (in thousands):

	Three Months Ended September 30,		Six Months Ended September 30,
	2008	2007	2008	2007
Databases	$3,114	$3,600	$6,392	$7,400
RAD Tools	1,036	1,346	2,313	2,519

Total	$4,150	$4,946	$8,705	$9,919

7. COMMITMENTS AND CONTINGENCIES

The Company is subject from time to time to litigation, claims and suits arising in the ordinary course of business. As of September 30, 2008 the Company was a party to the following legal proceedings:

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

3. Cross-Complaint by Soheil Raissi, Mario Barrenechea and Adevnet v. Raining Data. On or about January 10, 2007, the defendants in the case above filed a cross-complaint, alleging several claims against the Company and Carlton Baab, the Company’s President and Chief Executive Officer, unfair business practices, violation of civil rights, intentional interference with prospective economic advantage, negligent interference with prospective economic advantage, malicious prosecution, abuse of process, negligence, civil conspiracy, and injunctive relief. Cross-complainants allege general, compensatory, special, and punitive and exemplary damages in amounts “according to proof,” and seek to enjoin the Company from engaging in improper and unlawful conduct. The Company and Carlton Baab asserted that all of the claims in the Cross-Complaint are baseless, and filed a special motion to strike the entire Cross-Complaint. On June 27, 2008, the Court granted the special motion to strike, and struck the entire Cross-Complaint. The Court subsequently granted the Company’s motion for its attorney fees incurred in bringing its motion to strike, awarding the Company in excess of $112,000 in fees. The Cross-Complainants have subsequently filed appeals of the Court orders granting the Motion to Strike and the Motion for Attorney fees. The Company will continue to vigorously pursue its rights in this litigation and in these appeals. Management believes that the ultimate disposition of this matter will not have a material adverse effect on the Company’s consolidated financial statements, results of operations, cash flows or liquidity.

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

This Form 10-Q contains forward-looking statements within the meaning of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended (the “Exchange Act”). These statements may generally be identified by the use of such words as “expect,” “anticipate,” “believe,” “intend,” “plan,” “will,” or “shall,” or the negative of those terms. We have based these forward-looking statements on our current expectations and projections about future events. Forward-looking statements involve certain risks and uncertainties and actual results may differ materially from those discussed in any such statement. Factors that could cause actual results to differ materially from such forward-looking statements include the risks described under the heading “Risk Factors” in Item 2 of this Form 10-Q and elsewhere in this Form 10-Q. The forward-looking statements contained in this Form 10-Q include, but are not limited to statements about the following: (1) our future success, (2) our research and development efforts, (3) our future operating results and cash flow, (4) our ability to compete, (5) the markets in which we operate, (6) our revenue, (7) cost of license revenue and cost of service revenue, (8) our selling and marketing costs, (9) our backlog, (10) our research and development expenses, (11) the effect of critical accounting policies, (12) our belief that our existing cash balances combined with our cash flow from operating activities will be sufficient to meet our operating and capital expenditure requirements for the remainder of the fiscal year ending March 31, 2009 and through the foreseeable future, (13) our focus on the continued development and enhancement of the TigerLogic product line, and identification of new and emerging application areas and discussions with channel partners for the sale and distribution of the TigerLogic product line and (14) the effect of recent changes in tax laws on our financial statements. All forward-looking statements in this document are made as of the date hereof, based on information available to us as of the date hereof, and we assume no obligation to update any forward-looking statement.

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

In October 2008, we released ChunkIt!, an internet browser-based search tool, for general availability. This application is designed to enhance the search experience and productivity of any Web user. As an application that sits inside a Web browser, its function is to mine embedded hyperlinks that are commonly found on any Web page. ChunkIt! extracts the original content related to the user’s keyword search terms from behind the links and brings the content to the surface for easy review. The content is presented in the form of easily digested “chunks” of information. To facilitate the review, each keyword in the chunk is highlighted with a unique color.

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

Users can download ChunkIt! for free at www.getchunkit.com. To date, we have not recognized any revenue from the ChunkIt! product.

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

We continue to focus on preparing the company for growth in new market opportunities, such as the ChunkIt! and XDMS product lines, while also continuing to meet the needs of our loyal customer base by investing in the development of new updates and releases for our existing Pick and Omnis product lines. While the current adverse worldwide economic conditions have resulted in lower license revenue, we continue to have relatively strong services revenue – allowing us to maintain steady cash flows and strong working capital balances to fund growth initiatives to increase shareholder value.

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

Results of Operations

The following table sets forth certain unaudited Condensed Consolidated Statement of Operations data in total dollars, as a percentage of total net revenues and as a percentage change from the same period in the prior year. Cost of license revenues and cost of service revenues are expressed as a percentage of the related revenues. This information should be read in conjunction with the unaudited Condensed Consolidated Financial Statements included elsewhere in this Form 10-Q.

	Three Months Ended September 30, 2008			Three Months Ended September 30, 2007		Six Months Ended September 30, 2008			Six Months Ended September 30, 2007
	Results	% of Net Revenues	Percent Change	Results	% of Net Revenues	Results	% of Net Revenues	Percent Change	Results	% of Net Revenues
	(In thousands)			(In thousands)		(In thousands)			(In thousands)
Net revenues
Licenses	$1,331	32%	(32)%	$1,959	40%	$2,967	34%	(25)%	$3,961	40%
Services	2,819	68%	(6)%	2,987	60%	5,738	66%	(4)%	5,958	60%

Total net revenues	4,150	100%	(16)%	4,946	100%	8,705	100%	(12)%	9,919	100%
Operating expenses
Cost of revenues:
Cost of license revenues (as a % of license revenues)	8	1%	(33)%	12	1%	12	0%	(43)%	21	1%
Cost of service revenues (as a % of service revenues)	436	15%	(4)%	454	15%	884	15%	(6)%	939	16%
Selling and marketing	1,497	36%	9%	1,373	28%	3,324	38%	24%	2,677	27%
Research and development	1,943	47%	1%	1,922	39%	4,175	48%	7%	3,919	40%
General and administrative	1,244	30%	19%	1,048	21%	2,787	32%	18%	2,371	24%

Total operating expenses	5,128	124%	7%	4,809	97%	11,182	128%	13%	9,927	100%

Operating income (loss)	(978)	(24)%	(814)%	137	3%	(2,477)	(28)%	30863%	(8)	0%
Other income (expense)-net	(549)	(13)%	(55000)%	1	0%	(504)	(6)%	2091%	(23)	0%

Income (loss) before income taxes	(1,527)	(37)%	(1207)%	138	3%	(2,981)	(34)%	9516%	(31)	0%
Income tax provision (benefit)	(32)	(1)%	(155)%	58	1%	(21)	0%	(127)%	77	1%

Net income (loss)	$(1,495)	(36)%	(1969)%	$80	2%	$(2,960)	(34)%	2641%	$(108)	(1)%

REVENUE

NET REVENUE. Our revenue is derived principally from two sources: fees from software licensing and fees for post contract technical support. We license our software primarily on a per-CPU, per-server, per-port or per-user basis. Therefore, the addition of CPU’s, servers, ports or users to existing systems increases our revenue from our installed base of licenses. The timing of orders and customer ordering patterns have resulted in fluctuations in license revenue between quarters and year-to-year. Total revenue decreased $0.8 million or 16% and $1.2 million or 12% for the three and six month periods ended September 30, 2008, as compared to the same periods in the prior year, primarily due to lower orders of licenses and non-renewal of support services from our existing customer base as a result of the current adverse global economic conditions. We anticipate that revenue will continue to be adversely affected until global economic conditions improve.

We have been actively developing and marketing our TigerLogic product line. Should our development efforts and the adoption of these product lines be successful, we anticipate additional revenues in future periods related to these products. However, we can give no assurances as to customer acceptance of any new products or services, or the ability of the current or any new products and services to generate revenue. While we are committed to research and development efforts that are intended to allow us to penetrate new markets and generate new sources of revenue, such efforts may not result in additional products, services or revenue.

OPERATING EXPENSES

COST OF LICENSE REVENUE. Cost of license revenue is comprised of direct costs associated with software license sales including software packaging, documentation, physical media costs and royalties. The slight decrease in absolute dollars for cost of license revenue for the three and six month periods ended September 30, 2008, as compared to the same periods in the prior year, was due to decreased royalties. We anticipate that the cost of license revenue, as a percentage of license revenue and in absolute dollars, will be relatively stable in future periods.

COST OF SERVICE REVENUE. Cost of service revenue includes primarily personnel costs relating to providing consulting, technical support and training services. The slight decrease in cost of service revenue for the three and six month periods ended September 30, 2008, when compared to the same period in prior year, is due to reduced headcount. We anticipate that the cost of service revenue, as a percentage of service revenue and in absolute dollars, will be relatively stable in future periods.

SELLING AND MARKETING. Selling and marketing expense consists primarily of salaries, benefits, advertising, tradeshows, travel and overhead costs for our sales and marketing personnel. Selling and marketing expense increased $0.1 million or 9% and $0.6 million or 24% in the three and six month periods ended September 30, 2008 when compared to the same periods in prior year. This increase was due to additional personnel and increased marketing expense relating to the introduction of TigerLogic ChunkIt!, as well as stock compensation expense. We anticipate that selling and marketing costs related to the TigerLogic product line may increase as we further develop the sales channel for these products and if customer acceptance of these products increases. In addition, if our continued research and development efforts are successful, including with respect to our TigerLogic product line, and new products or services are created, we may incur increased sales and marketing expense to promote those new products in future periods.

RESEARCH AND DEVELOPMENT. Research and development expense consists primarily of salaries and other personnel-related expenses and overhead costs for engineering personnel including employees in the US and the UK and contractors in the US. Research and development expense for the three month period ended September 30, 2008 remained consistent with the three month period ended September 30, 2007. Research and development expense for the six month period ended September 30, 2008 increased $0.3 million or 7% when compared to the same period in the prior year. This increase was mainly due to consulting expense related to the TigerLogic ChunkIt! product, offset by reduced headcount. We are committed to our research and development efforts and expect research and development expense will remain at the current level in future periods or increase if we believe that additional spending is warranted. Such efforts may not result in additional new products and any new products, including the TigerLogic product line, may not generate sufficient revenue, if any, to offset the research and development expense.

GENERAL AND ADMINISTRATIVE. General and administrative expense consists primarily of costs associated with our finance, human resources, legal and other administrative functions. These costs consist principally of salaries and other personnel-related expenses, professional fees, depreciation and overhead costs. General and administrative expense for the three and six month periods ended September 30, 2008 increased $0.2 million or 19%, and increased $0.4 million or 18% over the same periods in the prior year. The increase in general and administrative expense was mainly due to costs incurred in legal services related to pending litigation matters and patents and trademarks registration for the TigerLogic ChunkIt! product.

OTHER INCOME (EXPENSE). Other income (expense) consists primarily of net interest expense and gains and losses on foreign currency transactions. The change in other income (expense) during the three and six month periods ended September 30, 2008, as compared to the same periods in the prior year, was mainly due to less interest expense as a result of the conversion of certain long term debt into equity in October 2007 and April 2008, and foreign currency exchange loss. Due to the uncertainty in exchange rates, we may experience transaction gains or losses in future periods, the effect of which cannot be predicted at this time.

PROVISION FOR INCOME TAXES. Our effective tax rate was 2.1% and 0.7% for the three and six month periods ended September 30, 2008, respectively, as compared to 42.0% and (248.4%) for the three and six month periods ended September 30, 2007, respectively. The provision for income taxes reflects tax on earnings and dividends from foreign subsidiaries, tax benefits related to certain state income tax filings, and the refundable research and development credit. Due to uncertainties surrounding the timing of realizing the benefits of the net operating loss carryforwards in the future, we carry a full valuation allowance against net deferred tax assets in domestic and foreign jurisdictions, except France. As a result of our analysis of all available evidence, both positive and negative as of the end of the fourth quarter of the fiscal year ended March 31, 2008, including sustained historical profitability in France, improved financial condition at the parent-level, and completion of a world-wide transfer pricing study, it was considered more likely than not that a full valuation allowance for deferred tax assets in France was not required, resulting in the release of the valuation allowance previously recorded against our net French deferred tax assets of $460,000.

In July 2008, the Housing Assistance Act of 2008 introduced a refundable research and development credit refund that could be claimed in lieu of special bonus depreciation as enacted by the Economic Stimulus Act of 2008. Based on our analysis for the six months ended September 30, 2008, we expect the adoption of the Housing Assistance Act of 2008 to result in a cash refund of approximately $23,000. This amount has been included in the provision for income taxes for the three month period ended September 30, 2008.

On October 3, 2008, as part of the Emergency Economic Stabilization Act of 2008, the U.S. federal research and development credit was retroactively extended to include qualifying expenditures paid or incurred from January 1, 2008 through December 31, 2009. As a result of this new legislation, we expect to generate U.S. federal research and development tax credits for the fiscal year ending March 31, 2009 resulting in additional tax credit carryovers. However, we do not expect this credit to have an impact on our financial statements for the fiscal year ending March 31, 2009 as we expect to maintain full valuation allowance against our deferred tax assets as of March 31, 2009.

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

As of September 30, 2008, we had $12.2 million in cash and cash equivalents. We believe that our existing cash balances will be sufficient to meet our operating and capital expenditure requirements for the remainder of the fiscal year ending March 31, 2009 and through the foreseeable future. We are committed to research and development and marketing efforts that are intended to allow us to penetrate new markets and generate new sources of revenue and improve operating results. However, our research and development and marketing efforts have required, and will continue to require, cash outlays without the immediate or short-term receipt of related revenue. Our ability to meet our expenditure requirements is dependent upon our future financial performance, which will be affected by, among other things, prevailing economic conditions, our ability to penetrate new markets and attract new customers, market acceptance of our new and existing products and services, the success of research and development efforts and other factors beyond our control.

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

We had no material commitments for capital expenditures as of September 30, 2008.

Net cash provided by (used in) operating activities was ($1.8) million and $0.3 million for the six month periods ended September 30, 2008 and 2007, respectively. The increase in net cash used in operating activities for the six month period ended September 30, 2008 as compared to the same period in prior year was primarily due to lower revenue coupled with higher operating expenses mainly related to the introduction of the TigerLogic ChunkIt! product. Net cash used in investing activities was $0.5 million and $0.0 million for the six month periods ended September 30, 2008 and 2007, respectively. The increase in cash used in investing activities was due to higher expenditures related to equipment purchased for the introduction of the TigerLogic ChunkIt! product. Net cash provided by financing activities was $0.6 million and $0.3 million for the six month periods ended September 30, 2008 and 2007, respectively. Net cash provided by financing activities was primarily due to proceeds derived from the exercise of stock options and issuance of common stock.

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

Our EBITDA was negative $0.5 million, or negative 11% of total net revenue for the three month period ended September 30, 2008, and negative $1.4 million, or negative 16% of total net revenue for the six month period ended September 30, 2008. Our EBITDA was $0.5 million, or 10% of total net revenue for the three month period ended September 30, 2007, and $0.7 million or 7% of total net revenue for the six month period ended September 30, 2007. The decrease in EBITDA for the three and six month periods ended September 30, 2008, compared to the same periods in the prior year was a result of lower revenue and increased operating expenses relating to the introduction of the TigerLogic ChunkIt! product.

EBITDA is defined as net income (loss) with an add-back for depreciation and amortization, non-cash stock-based compensation expense, interest income (expense)-net, other income (expense)-net, and income taxes. The following table reconciles EBITDA to the GAAP reported net income (loss):

RECONCILIATION OF EBITDA TO NET INCOME (LOSS)

(In thousands)

	For the Three Months Ended September 30,		For the Six Months Ended September 30,
	2008	2007	2008	2007
Reported net income (loss)	$(1,495)	$80	$(2,960)	$(108)
Depreciation and amortization	111	67	217	132
Stock-based compensation	397	301	847	556
Interest (income) expense-net	(55)	204	(106)	406
Other (income) expense-net	604	(205)	610	(383)
Income tax provision (benefit)	(32)	58	(21)	77

EBITDA	$(470)	$505	$(1,413)	$680

Our EBITDA financial information can also be reconciled to net cash provided by (used in) operating activities as follows:

RECONCILIATION OF EBITDA TO NET CASH PROVIDED BY (USED IN)

OPERATING ACTIVITIES

(In thousands)

	For the Six Months Ended September 30,
	2008	2007
Net cash provided by (used in) operating activities	$(1,793)	$254
Interest (income) expense-net	(106)	406
Other (income) expense-net	610	(383)
Change in trade accounts receivable	(416)	64
Change in other current and non-current assets	97	3
Change in accounts payable	97	(53)
Change in accrued liabilities	379	(60)
Change in deferred revenue	298	231
Foreign currency exchange gain (loss)	(613)	334
Note payable discount amortization	—	(42)
Provision for bad debt	34	(74)

EBITDA	$(1,413)	$680

ITEM 3.	QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

None

ITEM 4.	CONTROLS AND PROCEDURES

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

The Company is subject from time to time to litigation, claims and suits arising in the ordinary course of business. As of September 30, 2008 the Company was a party to the following legal proceedings:

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

3. Cross-Complaint by Soheil Raissi, Mario Barrenechea and Adevnet v. Raining Data. On or about January 10, 2007, the defendants in the case above filed a cross-complaint, alleging several claims against the Company and Carlton Baab, the Company’s President and Chief Executive Officer, unfair business practices, violation of civil rights, intentional interference with prospective economic advantage, negligent interference with prospective economic advantage, malicious prosecution, abuse of process, negligence, civil conspiracy, and injunctive relief. Cross-complainants allege general, compensatory, special, and punitive and exemplary damages in amounts “according to proof,” and seek to enjoin the Company from engaging in improper and unlawful conduct. The Company and Carlton Baab asserted that all of the claims in the Cross-Complaint are baseless, and filed a special motion to strike the entire Cross-Complaint. On June 27, 2008, the Court granted the special motion to strike, and struck the entire Cross-Complaint. The Court subsequently granted the Company’s motion for its attorney fees incurred in bringing its motion to strike, awarding the Company in excess of $112,000 in fees. The Cross-Complainants have subsequently filed appeals of the Court orders granting the Motion to Strike and the Motion for Attorney fees. The Company will continue to vigorously pursue its rights in this litigation and in these appeals. Management believes that the ultimate disposition of this matter will not have a material adverse effect on the Company’s consolidated financial statements, results of operations, cash flows or liquidity.

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

ADVERSE ECONOMIC CONDITIONS COULD HARM OUR BUSINESS.

Our operations and performance depend significantly on worldwide economic conditions, which have recently deteriorated significantly in many countries and regions, including without limitation the United States and Western Europe from which we derive a majority of our revenue. Unfavorable changes in economic conditions, including recession, rising inflation, diminished credit availability, declining valuation of investments or other changes in economic conditions may result in lower information technology spending and may adversely affect our revenue. Adverse economic conditions also may impair the ability of our customers to pay for products and services they have purchased. As a result, reserves for doubtful accounts and write-offs of accounts receivable may increase. These and other economic factors could have a material adverse effect on demand for our products and services and on our financial results.

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

THE CONCENTRATION OF OUR STOCK OWNERSHIP GIVES CERTAIN STOCKHOLDERS SIGNIFICANT CONTROL OVER OUR BUSINESS.

As of September 30, 2008, Astoria beneficially owned approximately 56% of our outstanding common stock. Richard W. Koe, Chairman of the Board of Directors, serves as the Managing General Partner for ACM, which is a general partner of Astoria. Carlton H. Baab, our President, Chief Executive Officer, and Director, served as a Managing Principal of ACM until taking a formal leave of absence to join us in August 2001. This concentration of stock ownership allows Astoria, acting alone, to block any actions that require approval of our stockholders, including the election of members to the Board of Directors and the approval of significant corporate transactions. Moreover, this concentration of ownership may delay or prevent a change in control.

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

THE INABILITY TO PROTECT OUR INTELLECTUAL PROPERTY COULD HARM OUR ABILITY TO COMPETE.

Our ability to compete successfully will depend, in part, on our ability to protect our proprietary technology and operations without infringing upon the rights of others. We may fail to do so. In addition, the laws of certain countries in which our products are, or may be, licensed may not protect our proprietary rights to the same extent as the laws of the United States. We rely primarily on a combination of trade secret, copyright and trademark laws and contractual provisions to protect our intellectual property and proprietary rights. Our trademarks include TigerLogic, ChunkIt!, Pick, D3, Omnis, Omnis Studio, mvEnterprise, mvBase, and mvDesigner, among others. We also have twelve pending U.S. patent application as of September 30, 2008. In addition to trademark and copyright protections, we license our products to end users on a “right to use” basis pursuant to a perpetual license agreement that restricts use of products to a specified number of users.

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

As of September 30, 2008, we had 26,685,575 outstanding shares of common stock, of which approximately 15 million shares were restricted securities held by Astoria and other holders. Restricted securities may be sold in the public market only if they are registered or if they qualify for an exemption from registration promulgated under the Securities Act. At present, all of our outstanding restricted securities may be registered or are eligible for public sale under Rule 144, subject to volume limitations and other requirements of Rule 144.

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

OUR GLOBAL OPERATIONS EXPOSE US TO ADDITIONAL RISKS AND CHALLENGES ASSOCIATED WITH CONDUCTING BUSINESS INTERNATIONALLY.

We operate on a global basis with offices or distributors in Europe, Africa, Asia, Latin America, South America, Australia and North America and development efforts in North America and Europe. Approximately 33% of our revenue for the six month period ended September 30, 2008 was generated from our international offices. We face several risks inherent in conducting business internationally, including but not limited to the following:

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

None

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

Date: November 12, 2008	TIGERLOGIC CORPORATION

/s/ Thomas Lim
Thomas Lim Chief Financial Officer and Duly Authorized Officer

EXHIBIT INDEX

31.1	Certification of Chief Executive Officer

31.2	Certification of Chief Financial Officer

32.1	Certification of Chief Executive Officer and Chief Financial Officer Pursuant to 18 U.S.C. 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.