Form 10-Q
period 2008-12-31
TigerLogic CORP
filed 2009-02-11
CIK 820738

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark one)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended December 31, 2008

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

As of January 31, 2009, the Registrant had 26,697,851 shares of its common stock outstanding.

TIGERLOGIC CORPORATION

PART I. FINANCIAL INFORMATION

ITEM 1.	FINANCIAL STATEMENTS

TIGERLOGIC CORPORATION AND SUBSIDIARIES

UNAUDITED CONDENSED CONSOLIDATED BALANCE SHEETS

	December 31, 2008	March 31, 2008
	(In thousands)
ASSETS
Current assets
Cash and cash equivalents	$12,128	$14,065
Trade accounts receivable, less allowance for doubtful accounts of $162 and $271, respectively	1,238	1,845
Other current assets	404	439

Total current assets	13,770	16,349
Property, furniture and equipment-net	951	1,053
Goodwill	26,388	26,388
Deferred tax assets	406	460
Other assets	164	142

Total assets	$41,679	$44,392

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities
Accounts payable	$240	$424
Accrued liabilities	1,951	2,659
Deferred revenue	4,572	5,257

Total current liabilities	6,763	8,340
Long-term debt-net of discount	—	977

Total liabilities	6,763	9,317
Commitments and contingencies
Subsequent events
Stockholders’ equity
Preferred stock	—	—
Common stock	2,670	2,625
Additional paid-in-capital	129,350	126,610
Accumulated other comprehensive income	2,833	1,367
Accumulated deficit	(99,937)	(95,527)

Total stockholders’ equity	34,916	35,075

Total liabilities and stockholders’ equity	$41,679	$44,392

See accompanying notes to the unaudited condensed consolidated financial statements.

TIGERLOGIC CORPORATION AND SUBSIDIARIES

UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

(In thousands, except per share data)

	Three Months Ended December 31,		Nine Months Ended December 31,
	2008	2007	2008	2007
Net revenues
Licenses	$1,519	$1,992	$4,486	$5,953
Services	2,659	2,913	8,397	8,871

Total net revenues	4,178	4,905	12,883	14,824

Operating expenses
Cost of license revenues	8	8	20	29
Cost of service revenues	383	444	1,267	1,383
Selling and marketing	1,252	1,601	4,576	4,278
Research and development	1,829	1,861	6,004	5,780
General and administrative	1,086	1,115	3,873	3,486

Total operating expenses	4,558	5,029	15,740	14,956

Operating loss	(380)	(124)	(2,857)	(132)
Other income (expense)
Interest income (expense)-net	32	124	138	(282)
Other income (expense)-net	(1,066)	(108)	(1,676)	275

Total other income (expense)	(1,034)	16	(1,538)	(7)

Loss before income taxes	(1,414)	(108)	(4,395)	(139)
Income tax provision	36	109	15	186

Net loss	$(1,450)	$(217)	$(4,410)	$(325)

Basic and diluted net loss per share	$(0.05)	$(0.01)	$(0.17)	$(0.01)

Shares used in computing basic and diluted net loss per share	26,697	25,909	26,562	22,785

See accompanying notes to the unaudited condensed consolidated financial statements.

TIGERLOGIC CORPORATION AND SUBSIDIARIES

UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

	Nine Months Ended December 31,
	2008	2007
	(In thousands)
Cash flows from operating activities:
Net loss	$(4,410)	$(325)
Adjustments to reconcile net loss to net cash provided by (used in) operating activities:
Depreciation and amortization of long-lived assets	321	203
Provision for bad debt	8	111
Note discount amortization	—	90
Stock-based compensation expense	1,138	888
Income tax expense	15	186
Foreign currency exchange (gain) loss	1,681	(226)
Change in assets and liabilities:
Trade accounts receivable	417	(348)
Other current and non-current assets	16	(50)
Accounts payable	(141)	172
Accrued liabilities	(444)	233
Deferred revenue	(454)	(59)

Net cash provided by (used in) operating activities	(1,853)	875

Cash flows used in investing activities-purchase of property, furniture and equipment	(570)	(118)

Cash flows from financing activities:
Proceeds from exercise of stock options	585	478
Proceeds from issuance of common stock	86	52
Repayment of debt	—	(1)

Net cash provided by financing activities	671	529

Effect of exchange rate changes on cash	(185)	114

Net increase (decrease) in cash and cash equivalents	(1,937)	1,400
Cash and cash equivalents at beginning of period	14,065	11,654

Cash and cash equivalents at end of period	$12,128	$13,054

Non-cash financing activities:
Accrued interest added to debt	$—	$576
Conversion of debt to common stock	$977	$23,898

See accompanying notes to the unaudited condensed consolidated financial statements.

TIGERLOGIC CORPORATION AND SUBSIDIARIES

NOTES TO THE UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

DECEMBER 31, 2008

1. INTERIM FINANCIAL STATEMENTS

The unaudited interim condensed consolidated financial information furnished herein reflects all adjustments, consisting only of normal recurring items, which in the opinion of management are necessary to fairly state TigerLogic Corporation and its subsidiaries’ (collectively, the “Company” or “we,” “us” or “our”) results of operations and cash flows for the dates and periods presented and to make such information not misleading. Certain information and footnote disclosures normally included in financial statements prepared in accordance with accounting principles generally accepted in the United States of America have been omitted pursuant to rules and regulations of the Securities and Exchange Commission (“SEC”); nevertheless, management of the Company believes that the disclosures herein are adequate to make the information presented not misleading. These condensed consolidated financial statements should be read in conjunction with the Company’s audited financial statements for the year ended March 31, 2008, contained in the Company’s Annual Report on Form 10-KSB filed with the SEC on June 24, 2008. The results of operations for the three and nine month periods ended December 31, 2008, are not necessarily indicative of results to be expected for any other interim period or the fiscal year ending March 31, 2009.

2. SUBSEQUENT EVENTS

Cost Reduction Initiatives. In early January 2009, the Company implemented a reduction-in-force to reduce costs due to the further deterioration of global economic conditions. The Company expects the reduction-in-force to reduce costs by approximately $350,000 on a quarterly basis. The Company expects to incur one-time cash charges of approximately $120,000 in severance pay expenses and related cash expenses in connection with the workforce reduction. Total charges are expected to include these cash costs and may also include charges or credits related to stock-based compensation expense.

3. STOCK-BASED COMPENSATION

The Company has a stock option plan that provides for the granting of stock options, restricted stock and restricted stock units to directors, employees and consultants. The Company also has an employee stock purchase plan which allows the employees to purchase the Company’s common stock at a discount.

Total stock-based compensation expense included in the unaudited condensed consolidated statements of operations for the three and nine months ended December 31, 2008 and 2007, were as follows (in thousands):

	Three Months Ended December 31,		Nine Months Ended December 31,
	2008	2007	2008	2007
Cost of revenue	$13	$2	$33	$4
Operating expense:
Selling and marketing	58	140	399	373
Research and development	125	94	379	236
General and administrative	95	96	327	275

Total stock-based compensation expense	291	332	1,138	888
Income tax benefit	—	—	—	—

Net stock-based compensation expense	$291	$332	$1,138	$888

As of December 31, 2008, there was approximately $2.08 million of total unrecognized compensation cost related to nonvested share-based compensation arrangements granted under the plans. That cost is expected to be recognized over a weighted-average period of 2.3 years.

4. RECENTLY ISSUED ACCOUNTING STANDARDS

In May 2008, the FASB issued FASB Staff Position (FSP) No. APB 14-1 (“APB14-1”), Accounting for Convertible Debt Instruments That May be Settled in Cash upon Conversion (Including Partial Cash Settlement). APB 14-1 specifies that issuers of such instruments should separately account for the liability and equity components in a manner that will reflect the entity’s nonconvertible debt borrowing rate when interest cost is recognized in subsequent periods. APB 14-1 is effective for fiscal years beginning after December 15, 2008 and interim periods within those fiscal years, and must be applied retrospectively to all periods presented. Management of the Company is evaluating the impact of this statement on the Company’s consolidated results of operations and financial condition.

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

In September 2006, the FASB issued SFAS No. 157, “Fair Value Measurements” (“SFAS No. 157”). This statement defines fair value, establishes a framework for measuring fair value in generally accepted accounting principles, and expands disclosures about fair value measurements. It also applies under other accounting pronouncements that require or permit fair value measurement as a relevant attribute. SFAS No. 157 is effective for financial statements issued for fiscal years beginning after November 15, 2007, and all interim periods within that fiscal year. For nonfinancial assets and liabilities that are recognized or disclosed at fair value on a nonrecurring basis, there is a one year deferral of the effective date. The implementation of SFAS No. 157 for financial assets and financial liabilities, effective December 31, 2007, did not have a material impact on the Company’s interim unaudited condensed consolidated financial statements. Under Level 1 measurement, our cash equivalents, consisting of investments in money market mutual funds, were $8.4 million at December 31, 2008 with no gain or loss (realized or unrealized) for the three and nine months ended December 31, 2008. Level 1 inputs are defined as quoted prices (unadjusted) in active markets for identical assets or liabilities that the reporting entity has the ability to access at the measurement date. Management of the Company is evaluating the impact of SFAS No. 157 for nonfinancial assets and nonfinancial liabilities on the Company’s consolidated results of operations and financial condition.

5. DEBT

Long-Term Debt

Long-term debt of the Company as of March 31, 2008 consisted of (in thousands):

March 31, 2008
Subordinated convertible notes payable	$965
Plus accrued interest	12

Total notes payable	$977

Astoria Capital Partners, L.P. (“Astoria”), GFAM Hedge Partnership (“GFAM”), and CAM Small Cap Fund L.P. (“CAM”) were each holders of a 5% Convertible Subordinated Note Due in May 2008 (each, a “Convertible Subordinated Note”). Astoria is a major stockholder of our company, holding a majority of our outstanding common stock. The interest rate of the Convertible Subordinated Notes was 5% per annum, payable quarterly, which had been refinanced through increases to the outstanding principal of the Convertible Subordinated Notes. The Convertible Subordinated Notes had a maturity date of May 30, 2008. The Convertible Subordinated Notes were convertible into common stock, at the option of the holder, at a price of $5.00 per share, at any time through May 29, 2008.

On October 4, 2007, the Company received a conversion notice from Astoria and on October 5, 2007, the Company received a conversion notice from GFAM, each electing to convert its Convertible Subordinated Note in full. As a result, $22,917,000 of outstanding principal owed to Astoria under its Convertible Subordinated Note was converted into 4,583,400 shares of the Company’s common stock, and $981,000 of outstanding principal owed to GFAM under its Convertible Subordinated Note was converted into 196,200 shares of the Company’s common stock. Per the terms of the Convertible Subordinated Notes, the Company made a cash payment to Astoria and GFAM of approximately $13,181 and $1,264, respectively, for amounts outstanding under the Convertible Subordinated Notes that were not converted into shares of common stock. Following the conversion of such Convertible Subordinated Notes and the cash payment to Astoria and GFAM, the Convertible Subordinated Notes held by Astoria and GFAM were cancelled.

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

Weighted outstanding options to purchase 1,217,610 shares and 2,998,323 shares of the Company’s common stock have been excluded from the computation of diluted net loss per share for the three month and nine month periods ended December 31, 2008, respectively. The effects of these items were not included in the computation of diluted loss per share because such effects would have been anti-dilutive.

Weighted outstanding options to purchase 3,724,403 shares of the Company’s common stock, and outstanding convertible debt instruments, which were convertible into 192,787 shares, have been excluded from the computation of diluted net income per share for the three months ended December 31, 2007. Weighted outstanding options to purchase 2,332,542 shares of the Company’s common stock were excluded from diluted net loss per share calculation for the nine months ended December 31, 2007. Outstanding convertible debt instruments, which were convertible into 192,787 shares of the Company’s common stock was excluded from the computation of diluted net loss per share for the nine months ended December 31, 2007. The effects of these items were not included in the computation of diluted earnings (loss) per share because such effects would have been anti-dilutive.

The change in accumulated other comprehensive income during the three and nine month periods ended December 31, 2008 and 2007, is the result of the effect of foreign exchange rate changes. The following table reconciles net loss as reported with total comprehensive loss (in thousands):

	Three Months Ended December 31,		Nine Months Ended December 31,
	2008	2007	2008	2007
Net loss reported	$(1,450)	$(217)	$(4,410)	$(325)
Translation adjustments—net	991	99	1,466	(208)

Total comprehensive loss	$(459)	$(118)	$(2,944)	$(533)

7. BUSINESS SEGMENT

The Company operates in one reportable segment. International operations consist primarily of foreign sales offices selling software developed in the United States of America combined with local maintenance revenue. The following table summarizes consolidated financial information of the Company’s operations by geographic location (in thousands):

	Three Months Ended December 31,		Nine Months Ended December 31,
	2008	2007	2008	2007
Net revenue
North America	$2,784	$3,194	$8,611	$9,886
Europe/Africa	1,394	1,711	4,272	4,938

Total	$4,178	$4,905	$12,883	$14,824

	December 31, 2008	March 31, 2008
Long-lived assets
North America	$27,429	$27,420
Europe/Africa	480	623

Total	$27,909	$28,043

The Company operates in one reportable segment and is engaged in the design, development, sale, and support of four software product lines: 1) ChunkIt!, 2) XML Data Management Servers (“XDMS”), 3) Multidimensional Database Management Systems (“MDMS”), and 4) Rapid Application Development (“RAD”) software tools. The ChunkIt! product was released for general availability in October 2008. To date, the Company has not recognized any revenue from the ChunkIt! product and XDMS revenue recognized has not been significant. The following table represents the net revenue from the Company’s segment by its databases (XDMS and MDMS) and RAD product lines (in thousands):

	Three Months Ended December 31,		Nine Months Ended December 31,
	2008	2007	2008	2007
Databases	$2,965	$3,530	$9,357	$10,930
RAD Tools	1,213	1,375	3,526	3,894

Total	$4,178	$4,905	$12,883	$14,824

8. COMMITMENTS AND CONTINGENCIES

The Company is subject from time to time to litigation, claims and suits arising in the ordinary course of business. As of December 31, 2008 the Company was a party to the following legal proceedings:

1. Raining Data v. Intrametrics. On or about January 19, 2007, the Company filed a complaint in Orange County Superior Court that sets forth allegations that Intrametrics threatens to and has misappropriated the Company’s trade secrets. The Company’s allegations in the Complaint include that Intrametrics has obtained the Company’s source code in breach of a Distribution Agreement between the Parties as well as in violation of California’s laws prohibiting the misappropriation of trade secrets. The Company seeks injunctive relief from Intrametrics, including, but not limited to, compelling Intrametrics to fully comply with all of the termination provisions set forth in the Distribution Agreement; and enjoining Intrametrics’ former employees from using or disclosing the Company’s trade secrets, from soliciting the Company’s current or potential customers for 3 years, and from soliciting or employing certain of the Company’s former employees for 3 years. Intrametrics filed a motion to quash the Complaint, which the Company opposed, but on the morning of the hearing, Intrametrics first notified the Company that it filed Chapter 11 bankruptcy, effectively staying the litigation in Orange County Superior Court. In March of 2008, the Company commenced discovery in the Bankruptcy matter. In April 2008, the Bankruptcy matter was converted to Chapter 7. The Company is pursuing further discovery and potential litigation in the Bankruptcy court in Houston, TX.

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

3. Cross-Complaint by Soheil Raissi, Mario Barrenechea and Adevnet v. Raining Data. On or about January 10, 2007, the defendants in the case above filed a cross-complaint, alleging several claims against the Company and Carlton H. Baab, the Company’s President and Chief Executive Officer, unfair business practices, violation of civil rights, intentional interference with prospective economic advantage, negligent interference with prospective economic advantage, malicious prosecution, abuse of process, negligence, civil conspiracy, and injunctive relief. Cross-complainants allege general, compensatory, special, and punitive and exemplary damages in amounts “according to proof,” and seek to enjoin the Company from engaging in improper and unlawful conduct. The Company and Carlton H. Baab asserted that all of the claims in the Cross-Complaint are baseless, and filed a special motion to strike the entire Cross-Complaint. On June 27, 2008, the Court granted the special motion to strike, and struck the entire Cross-Complaint. The Court subsequently granted the Company’s motion for its attorney fees incurred in bringing its motion to strike, awarding the Company in excess of $112,000 in fees. Subsequent to December 31, 2008, the Defendants/Cross-Complainants paid the full attorney fee award plus accumulated, statutory interest. The Cross-Complainants have filed appeals of the Court orders granting the Motion to Strike and the Motion for Attorney fees. The Company will continue to vigorously pursue its rights in this litigation and in these appeals. Management believes that the ultimate disposition of this matter will not have a material adverse effect on the Company’s consolidated financial statements, results of operations, cash flows or liquidity.

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

This quarterly report on Form 10-Q contains forward-looking statements within the meaning of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended (the “Exchange Act”). These statements may generally be identified by the use of such words as “expect,” “anticipate,” “believe,” “intend,” “plan,” “will,” or “shall,” or the negative of those terms. We have based these forward-looking statements on our current expectations and projections about future events. Forward-looking statements involve certain risks and uncertainties and actual results may differ materially from those discussed in any such statement. Factors that could cause actual results to differ materially from such forward-looking statements include the risks described under the heading “Risk Factors” in Item 2 of this Form 10-Q, elsewhere in this Form 10-Q, and in our other SEC filings, including our annual report on Form 10-KSB for the year ended March 31, 2008 filed on June 24, 2008. The forward-looking statements contained in this Form 10-Q include, but are not limited to statements about the following: (1) our future success, (2) our research and development efforts, (3) our future operating results and cash flow, (4) our ability to compete, (5) the markets in which we operate, (6) our revenue, (7) cost of license revenue and cost of service revenue, (8) our selling and marketing costs, (9) our backlog, (10) our research and development expenses, (11) the effect of critical accounting policies, (12) our belief that our existing cash balances will be sufficient to meet our operating and capital expenditure requirements for the remainder of the fiscal year ending March 31, 2009 and through the foreseeable future, (13) our focus on the continued development and enhancement of the TigerLogic product line, and identification of new and emerging technology areas and discussions with channel partners for the sale and distribution of the TigerLogic product line and (14) the effect of recent changes in tax laws on our financial statements. All forward-looking statements in this document are made as of the date hereof, based on information available to us as of the date hereof, and we assume no obligation to update any forward-looking statement.

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

We continue to focus on preparing the company for growth in new market opportunities, such as the ChunkIt! and XDMS product lines, while also continuing to meet the needs of our loyal customer base by investing in the development of new updates and releases for our existing Pick and Omnis product lines. While the current adverse worldwide economic conditions have resulted in lower revenue, we believe that our relatively stable services revenue and lower expenditures will continue to result in sufficient working capital balances to fund growth initiatives aimed at increasing stockholder value.

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

Under SOP 97-2, revenue attributable to an element in a customer arrangement is recognized when persuasive evidence of an arrangement exists and delivery has occurred, provided the fee is fixed or determinable, collectibility is probable and the arrangement does not require significant customization of the software. If, at the outset of the customer arrangement, we determine that the arrangement fee is not fixed or determinable, we defer the revenue and recognize the revenue when the arrangement fee becomes due and payable. Service revenue relates primarily to consulting services, maintenance and training. Maintenance revenue is initially deferred and then recognized ratably over the term of the maintenance contract, typically 12 months. Consulting and training revenue is recognized as the services are performed and is usually calculated on a time and materials basis. Such services primarily consist of implementation services related to the installation of our products and do not include significant customization to or development of the underlying software code. We do not have price protection programs, conditional acceptance agreements, and sales of our products are made without right of return. For contracts that require significant modification or customization to the software in accordance with customers’ specifications, we recognize revenue using the completed-contract method pursuant to the requirements of Statement of Position No. 81-1, “Accounting for Performance of Construction-Type and Certain Production-Type Contracts.“ Under this method, revenue and expenses are deferred until customer acceptance of the finished product occurs.

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

Determining the fair value of a reporting unit under the first step of the goodwill impairment test and determining the fair value of individual assets and liabilities of a reporting unit (including unrecognized intangible assets) under the second step of the goodwill impairment test is judgmental in nature and often involves the use of significant estimates and assumptions. These estimates and assumptions could have a significant impact on whether or not an impairment charge is recognized and the magnitude of any such charge. Estimates of enterprise fair value are currently based on our stock price as reported by Nasdaq given our single reporting unit structure. Due to the current adverse global economic conditions, we continue to monitor the fair value of our reporting unit to identify any potential goodwill impairment.

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

	Three Months Ended December 31, 2008			Three Months Ended December 31, 2007		Nine Months Ended December 31, 2008			Nine Months Ended December 31, 2007
	Results	% of Net Revenues	Percent Change	Results	% of Net Revenues	Results	% of Net Revenues	Percent Change	Results	% of Net Revenues
	(In thousands)			(In thousands)		(In thousands)			(In thousands)
Net revenues
Licenses	$1,519	36%	(24%)	$1,992	41%	$4,486	35%	(25%)	$5,953	40%
Services	2,659	64%	(9%)	2,913	59%	8,397	65%	(5%)	8,871	60%

Total net revenues	4,178	100%	(15%)	4,905	100%	12,883	100%	(13%)	14,824	100%
Operating expenses
Cost of revenues:
Cost of license revenues (as a % of license revenues)	8	1%	0%	8	0%	20	0%	(31%)	29	0%
Cost of service revenues (as a % of service revenues)	383	14%	(14%)	444	15%	1,267	15%	(8%)	1,383	16%
Selling and marketing	1,252	30%	(22%)	1,601	33%	4,576	36%	7%	4,278	29%
Research and development	1,829	44%	(2%)	1,861	38%	6,004	47%	4%	5,780	39%
General and administrative	1,086	26%	(3%)	1,115	23%	3,873	30%	11%	3,486	24%

Total operating expenses	4,558	109%	(9%)	5,029	103%	15,740	122%	5%	14,956	101%

Operating loss	(380)	(9%)	206%	(124)	(3%)	(2,857)	(22%)	2064%	(132)	(1%)
Other income (expense)-net	(1,034)	(25%)	(6563%)	16	0%	(1,538)	(12%)	21871%	(7)	0%

Loss before income taxes	(1,414)	(34%)	1209%	(108)	(2%)	(4,395)	(34%)	3062%	(139)	(1%)
Income tax provision	36	1%	(67%)	109	2%	15	0%	(92%)	186	1%

Net loss	$(1,450)	(35%)	568%	$(217)	(4%)	$(4,410)	(34%)	1257%	$(325)	(2%)

REVENUE

NET REVENUE. Our revenue is derived principally from two sources: fees from software licensing and fees for post contract technical support. We license our software primarily on a per-CPU, per-server, per-port or per-user basis. Therefore, the addition of CPU’s, servers, ports or users to existing systems increases our revenue from our installed base of licenses. The timing of orders and customer ordering patterns have resulted in fluctuations in license revenue between quarters and year-to-year. Total revenue decreased $0.7 million or 15% and $1.9 million or 13% for the three and nine month periods ended December 31, 2008, as compared to the same periods in the prior year, primarily due to lower orders of licenses and non-renewal of support services from our existing customer base as a result of the current adverse global economic conditions. We anticipate that revenue will continue to be adversely affected until global economic conditions improve.

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

OPERATING EXPENSES

COST OF LICENSE REVENUE. Cost of license revenue is comprised of direct costs associated with software license sales including software packaging, documentation, physical media costs and royalties. Cost of license revenue for the three month period ended December 31, 2008 remained consistent with the three month period ended December 31, 2007. The slight decrease in absolute dollars for cost of license revenue for the nine month period ended December 31, 2008, as compared to the same period in the prior year, was due to decreased royalties.

COST OF SERVICE REVENUE. Cost of service revenue includes primarily personnel costs relating to providing consulting, technical support and training services. The slight decrease in cost of service revenue for the three and nine month periods ended December 31, 2008, when compared to the same periods in the prior year, was due to reduced headcount.

SELLING AND MARKETING. Selling and marketing expense consists primarily of salaries, benefits, advertising, tradeshows, travel and overhead costs for our sales and marketing personnel. Selling and marketing expense for the three month period ended December 31, 2008 decreased $0.3 million or 22% when compared to the same period in the prior year. This decrease was due to lower marketing expense this year as compared to prior year. Selling and marketing expense for the nine month period ended December 31, 2008 increased $0.3 million or 7% when compared to the same period in the prior year. This increase was due to additional personnel and increased marketing expense relating to the introduction of our ChunkIt! product. We anticipate that selling and marketing costs related to the TigerLogic product line may increase as we further develop the sales channel for these products and if customer acceptance of these products increases. In addition, if our continued research and development efforts are successful, including with respect to our TigerLogic product line, and new products or services are created, we may incur increased sales and marketing expense to promote those new products in future periods.

RESEARCH AND DEVELOPMENT. Research and development expense consists primarily of salaries and other personnel-related expenses and overhead costs for engineering personnel including employees in the US and the UK and contractors in the US. Research and development expense for the three month period ended December 31, 2008 remained consistent with the three month period ended December 31, 2007. Research and development expense for the nine month period ended December 31, 2008 increased $0.2 million or 4% when compared to the same period in the prior year mainly due to higher consulting expense related to our ChunkIt! product and higher stock compensation expense due to additional options granted this year, offset by reduced headcount. We are committed to our research and development efforts and expect research and development expense will remain at the current level in future periods or increase if we believe that additional spending is warranted. Such efforts may not result in additional new products and any new products, including the TigerLogic product line, may not generate sufficient revenue, if any, to offset the research and development expense.

GENERAL AND ADMINISTRATIVE. General and administrative expense consists primarily of costs associated with our finance, human resources, legal and other administrative functions. These costs consist principally of salaries and other personnel-related expenses, professional fees, depreciation and overhead costs. General and administrative expense for the three month period ended December 31, 2008 remained consistent with the three month period ended December 31, 2007. General and administrative expense for the nine month period ended December 31, 2008 increased $0.4 million or 11% over the same period in the prior year. This increase in general and administrative expense was mainly due to costs incurred in legal services related to pending litigation matters and patents and trademarks registration for our ChunkIt! product, and higher stock expense due to additional options granted this year.

OTHER INCOME (EXPENSE). Other income (expense) consists primarily of net interest expense and gains and losses on foreign currency transactions. The change in other income (expense) during the three and nine month periods ended December 31, as compared to the same periods in the prior year, was mainly due to: 1) foreign exchange losses resulting from a significant intercompany balance outstanding denominated in British Pound, which has been deteriorating significantly against the U.S. Dollar in the current year; and 2) lower interest income due to the lower interest rates offered by the Company’s conservative money market fund investments in Government-issued securities. Due to the uncertainty in exchange rates, we may experience transaction gains or losses in future periods, the effect of which cannot be predicted at this time.

PROVISION FOR INCOME TAXES. Our effective tax rate was (2.5%) and (0.3%) for the three and nine month periods ended December 31, 2008, respectively, as compared to (100.9%) and (133.8%) for the three and nine month periods ended December 31, 2007, respectively. The provision for income taxes reflects tax on earnings and dividends from foreign subsidiaries, tax benefits related to certain state income tax filings, and the refundable research and development credit. Due to uncertainties surrounding the timing of realizing the benefits of the net operating loss carryforwards in the future, we carry a full valuation allowance against net deferred tax assets in domestic and foreign jurisdictions, except France. As a result of our analysis of all available evidence, both positive and negative as of the end of the fourth quarter of the fiscal year ended March 31, 2008, including sustained historical profitability in France, improved financial condition at the parent-level, and completion of a world-wide transfer pricing study, it was considered more likely than not that a full valuation allowance for deferred tax assets in France was not required, resulting in the release of the valuation allowance previously recorded against our net French deferred tax assets of $460,000.

In July 2008, the Housing Assistance Act of 2008 introduced a refundable research and development credit refund that could be claimed in lieu of special bonus depreciation as enacted by the Economic Stimulus Act of 2008. Based on our analysis for the nine months ended December 31, 2008, we expect the adoption of the Housing Assistance Act of 2008 to result in a cash refund of approximately $25,000. This amount has been included in the provision for income taxes for the nine month period ended December 31, 2008.

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

As of December 31, 2008, we had $12.1 million in cash and cash equivalents. We believe that our existing cash balances will be sufficient to meet our operating and capital expenditure requirements for the remainder of the fiscal year ending March 31, 2009 and through the foreseeable future. We are committed to research and development and marketing efforts that are intended to allow us to penetrate new markets and generate new sources of revenue and improve operating results. However, our research and development and marketing efforts have required, and will continue to require, cash outlays without the immediate or short-term receipt of related revenue. Our ability to meet our expenditure requirements is dependent upon our future financial performance, which will be affected by, among other things, prevailing economic conditions, our ability to penetrate new markets and attract new customers, market acceptance of our new and existing products and services, the success of research and development efforts and other factors beyond our control.

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

We had no material commitments for capital expenditures as of December 31, 2008.

Net cash provided by (used in) operating activities was ($1.9) million and $0.9 million for the nine month periods ended December 31, 2008 and 2007, respectively. The increase in net cash used in operating activities for the nine month period ended December 31, 2008 as compared to the same period in prior year was primarily due to lower revenue coupled with higher operating expenses mainly related to the introduction of our ChunkIt! product. Net cash used in investing activities was $0.6 million and $0.1 million for the nine month periods ended December 31, 2008 and 2007, respectively. The increase in cash used in investing activities was due to higher expenditures related to equipment purchased for the introduction of our ChunkIt! product. Net cash provided by financing activities was $0.7 million and $0.5 million for the nine month periods ended December 31, 2008 and 2007, respectively. Net cash provided by financing activities was primarily due to proceeds derived from the exercise of stock options and corresponding issuance of common stock.

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

Our EBITDA was breakeven for the three month period ended December 31, 2008, and negative $1.4 million, or negative 11% of total net revenue for the nine month period ended December 31, 2008. Our EBITDA was $0.3 million, or 6% of total net revenue for the three month period ended December 31, 2007, and $1.0 million or 6% of total net revenue for the nine month period ended December 31, 2007. The decrease in EBITDA for the three and nine month periods ended December 31, 2008, compared to the same periods in the prior year was a result of lower revenue and increased operating expenses relating to the introduction of our ChunkIt! product.

EBITDA is defined as net income (loss) with an add-back for depreciation and amortization, non-cash stock-based compensation expense, interest income (expense)-net, other income (expense)-net, and income taxes. The following table reconciles EBITDA to the GAAP reported net loss:

RECONCILIATION OF EBITDA TO NET LOSS

(In thousands)

	For the Three Months Ended December 31,		For the Nine Months Ended December 31,
	2008	2007	2008	2007
Reported net loss	$(1,450)	$(217)	$(4,410)	$(325)
Depreciation and amortization	104	71	321	203
Stock-based compensation	291	332	1,138	888
Interest (income) expense-net	(32)	(124)	(138)	282
Other (income) expense-net	1,066	108	1,676	(275)
Income tax provision	36	109	15	186

EBITDA	$15	$279	$(1,398)	$959

Our EBITDA financial information can also be reconciled to net cash provided by (used in) operating activities as follows:

RECONCILIATION OF EBITDA TO NET CASH PROVIDED BY (USED IN)

OPERATING ACTIVITIES

(In thousands)

	For the Nine Months Ended December 31,
	2008	2007
Net cash provided by (used in) operating activities	$(1,853)	$875
Interest (income) expense-net	(138)	282
Other (income) expense-net	1,676	(275)
Change in trade accounts receivable	(417)	348
Change in other current and non-current assets	(16)	50
Change in accounts payable	141	(172)
Change in accrued liabilities	444	(233)
Change in deferred revenue	454	59
Foreign currency exchange gain (loss)	(1,681)	226
Note payable discount amortization	—	(90)
Provision for bad debt	(8)	(111)

EBITDA	$(1,398)	$959

ITEM 4.	CONTROLS AND PROCEDURES

Evaluation of Disclosure Controls and Procedures

Our principal executive officer and principal financial officer evaluated the effectiveness of our disclosure controls and procedures as of the end of the period covered by this quarterly report on Form 10-Q. Based on such evaluation, our principal executive officer and principal financial officer have concluded that our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act) are effective, as of the end of the period covered by this report, to ensure that information required to be disclosed by us in reports that we file or submit under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in SEC rules and forms and that such information is accumulated and communicated to the Company’s management, including its principal executive officer and principal financial officer, as appropriate, to allow timely decisions regarding required disclosure.

A control system, no matter how well conceived and operated, can provide only reasonable, not absolute, assurance that the objectives of the control system are met. Management necessarily applied its judgment in assessing the benefits of controls relative to their costs. Because of the inherent limitations in all control systems, no evaluation of controls can provide absolute assurance that all control issues, if any, within our company have been detected.

Changes in Internal Control over Financial Reporting

There was no change in our internal control over financial reporting that occurred during our last fiscal quarter that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

PART II. OTHER INFORMATION

ITEM 1.	LEGAL PROCEEDINGS

1. Raining Data v. Intrametrics. On or about January 19, 2007, the Company filed a complaint in Orange County Superior Court that sets forth allegations that Intrametrics threatens to and has misappropriated the Company’s trade secrets. The Company’s allegations in the Complaint include that Intrametrics has obtained the Company’s source code in breach of a Distribution Agreement between the Parties as well as in violation of California’s laws prohibiting the misappropriation of trade secrets. The Company seeks injunctive relief from Intrametrics, including, but not limited to, compelling Intrametrics to fully comply with all of the termination provisions set forth in the Distribution Agreement; and enjoining Intrametrics’ former employees from using or disclosing the Company’s trade secrets, from soliciting the Company’s current or potential customers for 3 years, and from soliciting or employing certain of the Company’s former employees for 3 years. Intrametrics filed a motion to quash the Complaint, which the Company opposed, but on the morning of the hearing, Intrametrics first notified the Company that it filed Chapter 11 bankruptcy, effectively staying the litigation in Orange County Superior Court. In March of 2008, the Company commenced discovery in the Bankruptcy matter. In April 2008, the Bankruptcy matter was converted to Chapter 7. The Company is pursuing further discovery and potential litigation in the Bankruptcy court in Houston, TX.

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

3. Cross-Complaint by Soheil Raissi, Mario Barrenechea and Adevnet v. Raining Data. On or about January 10, 2007, the defendants in the case above filed a cross-complaint, alleging several claims against the Company and Carlton H. Baab, the Company’s President and Chief Executive Officer, unfair business practices, violation of civil rights, intentional interference with prospective economic advantage, negligent interference with prospective economic advantage, malicious prosecution, abuse of process, negligence, civil conspiracy, and injunctive relief. Cross-complainants allege general, compensatory, special, and punitive and exemplary damages in amounts “according to proof,” and seek to enjoin the Company from engaging in improper and unlawful conduct. The Company and Carlton H. Baab asserted that all of the claims in the Cross-Complaint are baseless, and filed a special motion to strike the entire Cross-Complaint. On June 27, 2008, the Court granted the special motion to strike, and struck the entire Cross-Complaint. The Court subsequently granted the Company’s motion for its attorney fees incurred in bringing its motion to strike, awarding the Company in excess of $112,000 in fees. Subsequent to December 31, 2008, the Defendants/Cross-Complainants paid the full attorney fee award plus accumulated, statutory interest. The Cross-Complainants have filed appeals of the Court orders granting the Motion to Strike and the Motion for Attorney fees. The Company will continue to vigorously pursue its rights in this litigation and in these appeals. Management believes that the ultimate disposition of this matter will not have a material adverse effect on the Company’s consolidated financial statements, results of operations, cash flows or liquidity.

ITEM 1A.	RISK FACTORS

We operate in a rapidly changing environment that involves numerous risks and uncertainties. A description of the risks and uncertainties associated with our business is set forth below. This description includes any material changes to and supersedes the description of the risks and uncertainties associated with our business previously disclosed in Part II, Item 6 of our Annual Report on Form 10-KSB for the fiscal year ended March 31, 2008. You should carefully consider such risks and uncertainties, together with the other information contained in this report, our Annual Report on Form 10-KSB for the fiscal year ended March 31, 2008 and in our other public filings. If any of such risks and uncertainties actually occurs, our business, financial condition or operating results could differ materially from the plans, projections and other forward-looking statements included in the section titled “Management’s Discussion and Analysis of Financial Condition and Results of Operations” and elsewhere in this report and in our other public filings. In addition, if any of the following risks and uncertainties, or if any other risks and uncertainties, actually occurs, our business, financial condition or operating results could be harmed substantially, which could cause the market price of our stock to decline, perhaps significantly. The following section lists some, but not all, of these risks and uncertainties that may have a material adverse effect on our business, financial condition or results of operation.

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

THE CONCENTRATION OF OUR STOCK OWNERSHIP GIVES CERTAIN STOCKHOLDERS SIGNIFICANT CONTROL OVER OUR BUSINESS.

As of December 31, 2008, Astoria beneficially owned approximately 56% of our outstanding common stock. Richard W. Koe, Chairman of the Board of Directors, serves as the Managing General Partner for ACM, which is a general partner of Astoria. Carlton H. Baab, our President, Chief Executive Officer, and Director, served as a Managing Principal of ACM until taking a formal leave of absence to join us in August 2001. This concentration of stock ownership allows Astoria, acting alone, to block any actions that require approval of our stockholders, including the election of members to our Board of Directors and the approval of significant corporate transactions. Moreover, this concentration of ownership may delay or prevent a change in control.

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

THE SUCCESS OF OUR BUSINESS DEPENDS IN PART UPON OUR ABILITY TO RECRUIT AND RETAIN KEY PERSONNEL AND MANAGEMENT.

The majority of our executive officers joined us subsequent to the acquisition of PickAx, including our President, Chief Executive Officer, and Director, Carlton H. Baab, who joined us in August 2001. The loss of one or more of our executives could adversely affect our business. In addition, we believe that our future success will depend to a significant extent on our ability to recruit, hire and retain highly skilled management and employees with experience in engineering, product management, business development, sales, marketing and customer service. Competition for such personnel in the software industry can be intense, and there can be no assurance that we will be successful in attracting and retaining such personnel. If we are unable to do so, we may experience inadequate levels of staffing to develop and license our products and perform services for our customers, which could adversely affect our business.

THE INABILITY TO PROTECT OUR INTELLECTUAL PROPERTY COULD HARM OUR ABILITY TO COMPETE.

Our ability to compete successfully will depend, in part, on our ability to protect our proprietary technology and operations without infringing upon the rights of others. We may fail to do so. In addition, the laws of certain countries in which our products are, or may be, licensed may not protect our proprietary rights to the same extent as the laws of the United States. We rely primarily on a combination of trade secret, copyright and trademark laws and contractual provisions to protect our intellectual property and proprietary rights. Our trademarks include TigerLogic, ChunkIt!, Pick, D3, Omnis, Omnis Studio, mvEnterprise, mvBase, and mvDesigner, among others. We also have twelve pending U.S. patent application as of December 31, 2008. In addition to trademark and copyright protections, we license our products to end users on a “right to use” basis pursuant to a perpetual license agreement that restricts use of products to a specified number of users.

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

As further described in Part II, Item 1 of this Form 10-Q, we have has filed complaints in Orange County Superior Court that sets forth allegations that certain parties threaten to and have misappropriated the Company’s trade secrets, including the possible release of certain source code.

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

As of December 31, 2008, we had 26,697,501 outstanding shares of common stock, of which approximately 15 million shares were restricted securities held by Astoria and other holders. Restricted securities may be sold in the public market only if they are registered or if they qualify for an exemption from registration promulgated under the Securities Act. At present, all of our outstanding restricted securities may be registered or are eligible for public sale under Rule 144, subject to volume limitations and other requirements of Rule 144.

Sales of a substantial number of shares of common stock by Astoria or other securities holders in the public market, or the perception that those sales may occur, could cause the market price of our common stock to decline. In addition, if we register shares of our common stock in connection with a public offering of securities, we may be required to include shares of restricted securities in the registration, which may have an adverse effect on our ability to raise capital.

OUR GLOBAL OPERATIONS EXPOSE US TO ADDITIONAL RISKS AND CHALLENGES ASSOCIATED WITH CONDUCTING BUSINESS INTERNATIONALLY.

We operate on a global basis with offices or distributors in Europe, Africa, Asia, Latin America, South America, Australia and North America and development efforts in North America and Europe. Approximately 33% of our revenue for the nine month period ended December 31, 2008 was generated from our international offices. We face several risks inherent in conducting business internationally, including but not limited to the following:

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

ITEM 6.	EXHIBITS

Exhibits:

10.1(1)	Amended Change of Control and Severance Agreement by and between the Company and Carlton H. Baab

10.2(1)	Amendment to Offer Letter by and between the Company and Thomas G. Lim

31.1	Certification of Chief Executive Officer.

31.2	Certification of Chief Financial Officer.

32.1	Certification of Chief Executive Officer and Chief Financial Officer Pursuant to 18 U.S.C. 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

(1)	Incorporated by reference to our Current Report on Form 8-K filed with the SEC on December 19, 2008.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Date: February 11, 2009	TIGERLOGIC CORPORATION

/s/ Thomas Lim
Thomas Lim Chief Financial Officer and Duly Authorized Officer

EXHIBIT INDEX

10.1(1)	Amended Change of Control and Severance Agreement by and between the Company and Carlton H. Baab

10.2(1)	Amendment to Offer Letter by and between the Company and Thomas G. Lim

31.1	Certification of Chief Executive Officer

31.2	Certification of Chief Financial Officer

32.1	Certification of Chief Executive Officer and Chief Financial Officer Pursuant to 18 U.S.C. 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

(1)	Incorporated by reference to our Current Report on Form 8-K filed with the SEC on December 19, 2008.