Form 10-K
period 2009-03-31
TigerLogic CORP
filed 2009-06-24
CIK 820738

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

(Mark one)

☒	ANNUAL REPORT PURSUANT TO SECTION 13 or 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended March 31, 2009

or

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from              to             .

Commission file number 0-16449

TIGERLOGIC CORPORATION

(Name of Registrant as Specified in Its Charter)

Delaware	94-3046892
(State of Incorporation)	(I.R.S. Employer ID. No.)

25A Technology Drive, Irvine, California	92618
(Address of Principal Executive Offices)	(Zip Code)

(949) 442-4400

(Issuer’s Telephone Number, Including Area Code)

Securities registered under Section 12(b) of the Exchange Act:

Title of Each Class	Name of Each Exchange on Which Registered
Common Stock $0.10 par value	The NASDAQ Stock Market LLC

Securities registered under Section 12(g) of the Exchange Act:

None

Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act.    Yes  ☐    No  ☒

Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or 15(d) of the Act.    Yes  ☐    No  ☒

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.    Yes  ☒    No  ☐

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Website, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).    Yes  ☐    No  ☐

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of the registrant’s knowledge, in the definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K.  ☒

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See the definitions of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act. (Check one):

Large accelerated filer	☐	Accelerated filer	☐

Non-accelerated filer	☐	Smaller reporting company	☒

Indicate by check mark whether the Registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐    No  ☒

The aggregate market value of the voting and non-voting common equity held by non-affiliates of the Registrant was $42,880,181 on September 30, 2008 based on the closing sale price of such stock on Nasdaq on that date.

As of May 31, 2009, the Registrant had 26,743,355 shares of its common stock outstanding.

DOCUMENTS INCORPORATED BY REFERENCE

None.

TIGERLOGIC CORPORATION

FISCAL YEAR 2009 FORM 10-K ANNUAL REPORT

i

PART I

IMPORTANT NOTE ABOUT FORWARD-LOOKING STATEMENTS. This Form 10-K contains forward-looking statements within the meaning of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended (the “Exchange Act”). These statements may generally be identified by the use of such words as “expect,” “anticipate,” “believe,” “intend,” “plan,” “will,” or “shall,” or the negative of those terms. We have based these forward-looking statements on our current expectations and projections about future events. Forward-looking statements involve certain risks and uncertainties and actual results may differ materially from those discussed in any such statement. Factors that could cause actual results to differ materially from such forward-looking statements include the risks described under the heading “Risk Factors” in Part I, Item 1A of this Form 10-K and elsewhere in this Form 10-K. The forward-looking statements contained in this Form 10-K include, but are not limited to statements about the following: (1) our future success, (2) our research and development efforts, (3) our future operating results and cash flow, (4) our ability to compete, (5) the markets in which we operate, (6) our revenue, (7) cost of license revenue and cost of service revenue, (8) our selling and marketing costs, (9) our general and administrative costs, (10) our research and development expenses, (11) the effect of critical accounting policies, (12) the possibility that we may seek to take advantage of opportunities in the equity and capital markets (13) our belief that our existing cash balances combined with our cash flow from operating activities will be sufficient to meet our operating and capital expenditure requirements for the remainder of the fiscal year ending March 31, 2010 and through the foreseeable future, (14) our focus on the continued development and enhancement of the TigerLogic product line, and identification of new and emerging application areas and discussions with channel partners for the sale and distribution of the TigerLogic product line, and (15) the possibility that we may seek to take advantage of strategic acquisition opportunities. All forward-looking statements in this document are made as of the date hereof, based on information available to us as of the date hereof, and we assume no obligation to update any forward-looking statement.

ITEM 1.	Business

Overview

We were incorporated in the State of Delaware in August 1987. We were originally incorporated as Blyth Holdings, Inc. and our name was changed to Omnis Technology Corporation in September 1997. Effective December 1, 2000, we completed the acquisition of PickAx, Inc., a Delaware corporation (“PickAx”). Concurrent with the acquisition, we changed our name to Raining Data Corporation. On April 17, 2008, we changed our name to TigerLogic Corporation. Reference to “we,” “our,” “us” or the “Company” in this Annual Report on Form 10-K mean TigerLogic Corporation and our subsidiaries.

Products

Our principal business is the design, development, sale and support of software infrastructure. Our products allow customers to create and enhance flexible software applications for their own needs. Our software may be categorized into the following product lines: Yolink, XML data management servers (“XDMS”), Multidimensional Database Management Systems (“MDMS”), and Rapid Application Development (“RAD”) software tools. All of our revenue to date has been derived from XDMS, MDMS and RAD software products.

Many of our products are based on the proprietary Pick Universal Data Model (“Pick UDM”) and are capable of handling data from many sources. The Pick UDM is a core component across the XDMS and MDMS product lines.

Beginning in 2001, we began an extensive effort to leverage our Pick UDM and core intellectual property to create the TigerLogic technology product line, which includes an internet browser-based search application called Yolink (formerly known as ChunkIt!) designed to enhance the search experience and productivity of any Web user, and an enterprise class XML Database Management Server for the emerging XML market to address the growing need for managing and querying native XML data and the ability to handle structured and unstructured data. We are focused on the continued development and enhancement of this product line, identification of new and emerging technology areas and discussions with channel partners for the sale and distribution of the TigerLogic product line.

In addition, one of the elements of our business strategy involves expansion through the acquisitions of businesses, assets, products or technologies that allow us to complement our existing product offerings, expand our market coverage, or enhance our technological capabilities. We continually evaluate and explore strategic opportunities as they arise, including business combination transactions, strategic partnerships, and the purchase or sale of assets, including tangible and intangible assets such as intellectual property.

TigerLogic Yolink

In May 2009, we released Yolink 2.0, a replacement for ChunkIt! 1.0 which was released in October 2008. Yolink is a simple and easy to use browser-based search enhancement tool. This application is designed to enhance the search experience and productivity of any Web user. As an application that sits inside a Web browser, its function is to identify and display information containing keywords in the user’s search query from embedded hyperlinks that are commonly found on Web pages. To facilitate the user’s review, each keyword is highlighted with a unique color.

This capability is especially useful for reviewing and searching through the many Web pages that contain hundreds, if not thousands of embedded hyperlinks. With a single click, Yolink delivers users the benefit of being able to quickly search through and preview links that contain information pertinent to their interest. Yolink can save users the time of having to click through a multitude of irrelevant links, and from having to manage multiple windows and tabs.

Yolink is available for download at www.yolink.com. To date, we have not recognized any revenue from the Yolink product.

TigerLogic XDMS

TigerLogic® XDMS is a high performance, scalable, enterprise native XML database management server with both data- and document-centric capabilities. We believe the TigerLogic XDMS difference comes from its core technology, a highly flexible data model that is optimal for managing and storing any kind of XML or non-XML data and its high performance, extensible XQuery Engine. TigerLogic XDMS provides a level of efficient persistence that XML applications and transactions require, offering the benefits of roles-based security, XA-compliant transactions, replication and high-availability for enhanced reliability. TigerLogic XDMS provides the benefits of an enterprise-scalable system that allows on the fly changes to content, recursion, and automatically optimizes storage.

TigerLogic XDMS supports an extensible and flexible development and deployment environment. Unlike other XML data management alternatives, TigerLogic XDMS does not need to know the schema or structure of data before processing and storing it. We believe the ability to make XML schemas optional is a vital innovation because the structures of operational systems frequently change, and mapping schemas for the purpose of linking to a new data source is both difficult and time-consuming. The system also enables support for schema versioning, which is critical when addressing evolving standards and XML schemas. The General Availability Release of TigerLogic XDMS version 2.6, which included support for enhanced XQuery features, including XQuery stored procedures and full-text search and support for high availability clustering, was released in July 2006. Version 3.0, which is the third generation release of the product, includes compliance with the XML Query 1.0 specification was released in January 2007. Cache management of data sources, in-memory cache, support for geospatial data, enhanced application programming interfaces (“APIs”) and data replication was released for beta testing in June 2007. To date, our revenue from TigerLogic XDMS has been less than $300,000.

Multi-dimensional Databases (MDMS)

The MDMS product line consists principally of the D3 Data Base Management System (“D3”), which runs on many operating systems, including IBM AIX, Linux and Windows NT. D3 allows application programmers to create new business solution software in less time than it normally takes in many other environments. This can translate into lower costs for the developer, lower software prices for the customer and reduced costs of ownership for both the developer and end user. Our MDMS products also include mvEnterprise, a scalable multi-dimensional database solution that allows the user to leverage the capabilities of the UNIX operating system, and mvBase, a multi-dimensional database solution that runs on all Windows platforms.

MDMS components include FlashCONNECT, a Web application programming interface which enables programmers to quickly implement a Web browser interface for Internet, intranet and extranet for their applications; OpenDB and Open Data Base Connectivity (“OBDC”) connectors that allow the MDMS products to talk to ODBC-compliant databases; the Pick Data Provider for .Net (“PDP”); and our Pick Reporting Services Connector. The PDP component for the Microsoft .NET Framework is tightly integrated with Microsoft Visual Studio ..NET. It allows software developers using IBM’s Universe and Unidata databases and our D3 database platform to build client/server applications, Web applications or Web services using any of the languages and technologies that run on the Microsoft .NET Framework, such as Microsoft ASP.NET, Visual Basic .NET, Visual C# .NET and Visual J# .NET. Our Pick Reporting Services Connector enables a data connection that allows Pick database users to unlock the benefits of Microsoft Reporting Services to take advantage of a comprehensive, server-based reporting solution that can author, manage, and deliver both paper-oriented and interactive, Web-based reports. This solution also allows access to IBM UniVerse, IBM UniData and Pick D3 data.

Rapid Application Development (RAD) Tools

Our RAD products support the full life cycle of software application development and are designed for rapid prototyping, development and deployment of graphical user interface (“GUI”) client/server and Web applications. The RAD products—Omnis Studio and Omnis Classic—are object-oriented and component-based, providing the ability to deploy applications on operating system platforms such as Windows, Unix and Linux, as well as database environments such as MySQL, Oracle, DB2, Sybase, Microsoft SQL Server and other OBDC compatible database management systems.

Technical Support

Our products are used by our customers to build and deploy applications that may become a critical component of their business operations. As a result, continuing to provide customers technical support services is an important element of our business strategy. Customers who participate in our support programs receive periodic maintenance releases on a when-and-if available basis and direct technical support when required.

Sales and Distribution

In the United States, we sell our products through established distribution channels consisting of OEMs, system integrators, specialized vertical application software developers and consulting organizations. We also sell our products directly through our sales personnel to end user organizations. Outside the United States, we maintain direct sales offices in the United Kingdom, France and Germany. Approximately 32%, 34%, and 31% of our revenue came from sales through our offices located outside the United States for the twelve months ended March 31, 2009, 2008 and 2007, respectively.

We sell our products in U.S. Dollars in North America, British Pounds Sterling in the United Kingdom and Euros in France and Germany. Because we recognize revenue and expense in these various currencies but report our financial results in U.S. Dollars, changes in exchange rates may cause variances in our period-to-period revenue and results of operations in future periods.

We generally license our software on a per-CPU, per-server, per-port or per-user basis. Therefore, the addition of CPU’s, servers, ports or users to existing systems increases our revenue from our installed base of licenses. Similarly, a decrease in CPU’s, servers, ports or users would result in a decrease in our revenue. In addition to software products, we provide continuing software maintenance and support and, to a limited extent, other professional services to our customers, including consulting and training services to help plan, analyze, implement and maintain application software based on our products.

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

For each of the three years ended March 31, 2009, 2008 and 2007, no single customer accounted for more than 10% of our revenue.

Research and Development

We have devoted significant resources to the research and development of our products and technology. We believe that our future success will depend largely on strong development efforts with respect to both our existing and new products. These development efforts have resulted in updates and upgrades to existing MDMS and RAD products and the launch of new products including the TigerLogic product line. New product releases in all of our product lines are currently in progress. We expect to continue our research and development efforts in all product lines for the foreseeable future. We intend for these efforts to improve our future operating results and increase cash flow. However, such efforts may not result in additional new products or revenue, and we can make no assurances that the recently announced products or future products will be successful. We spent $7.6 million, $7.8 million and $9.3 million on research and development in fiscal years 2009, 2008 and 2007, respectively.

Competition

The application development tools software market is rapidly changing and intensely competitive. Our MDMS products compete with products developed by companies such as Oracle, Microsoft and IBM. Our RAD products currently encounter competition from several direct competitors, including Microsoft, and competing development environments, including JAVA. Competition is developing and evolving in the XML market for which our XDMS products are intended. Companies that do or are expected to compete in this market include Oracle, IBM, Microsoft and Sybase, as well as a number of smaller companies with products that directly and indirectly compete with our XDMS products. Our Yolink search application will encounter competition from several direct competitors including Google, Yahoo, Microsoft, AOL and Ask, as well as a number of smaller companies with products that directly and indirectly compete with our Yolink product. Most of our competitors have significantly more financial, technical, marketing and other resources than we do. As a result, these competitors may be able to respond more quickly to new or emerging technologies, evolving markets and changes in customer requirements, and may devote greater resources to the development, promotion and sale of their products.

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

We continue to focus on preparing the Company for growth in new market opportunities, such as the Yolink and XDMS product lines, while also continuing to meet the needs of our loyal customer base by investing in the development of new updates and releases for our existing MDMS and RAD product lines. While the current adverse worldwide economic conditions have resulted in lower revenue, we believe that our relatively stable services revenue and lower expenditures will continue to result in sufficient working capital balances to fund growth initiatives aimed at increasing stockholder value.

Intellectual Property and Other Proprietary Rights

We rely primarily on a combination of trade secret, patent, copyright and trademark laws and contractual provisions to protect our intellectual property and proprietary rights. Our trademarks include TigerLogic, Yolink, ChunkIt!, Raining Data, Pick, D3, Omnis, Omnis Studio, mvEnterprise, mvBase, and mvDesigner, among others. We also have thirteen pending U.S. patent applications as of March 31, 2009.

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

Employees

At March 31, 2009, we had 102 employees worldwide of which 74 were in the United States and 28 were in our international offices. Of the 102 employees, 80 are full-time and approximately 37% are in research and development, 21% in technical support, 27% in sales and marketing and 15% in general and administrative functions. None of our employees are represented by a labor union, and we consider our employee relations to be good. Competition for qualified personnel in our industry is intense. We believe that our future success will continue to depend, in part, on our continued ability to attract, hire and retain qualified personnel.

Executive Officers

The following sets forth certain information regarding our executive officers as of March 31, 2009:

Name	Age	Position(s)
Richard W. Koe	52	Interim President and Chief Executive Officer
Thomas Lim	40	Chief Financial Officer, VP of Finance, and Secretary
John H. Bramley	52	Vice President, Operations
Jeffrey L. Wong	51	Vice President of Marketing

Mr. Koe was appointed Interim President and Chief Executive Officer on February 26, 2009. Mr. Koe joined the Board of Directors in January 2003 and has served as Chairman since December 2004. Mr. Koe has served as Managing General Partner for Astoria Capital Partners, L.P. and Montavilla Partners, L.P., both of which are investment partnerships, and as President of Astoria Capital Management, since July 1991. Astoria Capital Partners, L.P. is a significant stockholder of the Company, holding a majority of the Company’s outstanding common stock. Mr. Koe serves as Chairman of the Compensation Committee and the Nominating and Corporate Governance Committee and is the sole member of the Stock Committee, a subcommittee of the Compensation Committee. Mr. Koe holds a B.A. in History from the University of Oregon.

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

Mr. Bramley has served as our Vice President, Operations since July 2008. From February 2007 to July 2008, Mr. Bramley served as our Vice President of Product Development. From April 2001 to February 2007, Mr. Bramley held various corporate technical positions involved with the development, marketing and support of TigerLogic’s XDMS technology. From November 1996 to April 2001, Mr. Bramley served as Vice President, Engineering responsible for the product development and technical support for TigerLogic’s MDMS products. From January 1987 to November 1996, Mr. Bramley was involved in the management and development of the Pick database management system at Sequoia Systems, a vendor of fault tolerant hardware products. Mr. Bramley holds a B.S. degree in Computer Science from the State University of New York, Plattsburgh, NY.

Mr. Wong joined us in July 2007 as our Vice President of Marketing. From July 2002 to June 2007, Mr. Wong served in various management roles with Genesys Conferencing, a publicly-traded company offering integrated Web, audio and video conferencing services, including Director of Technical Applications Management, Director of National Account Sales—Eastern Region, and Global Director of Product Management. From June 1999 to July 2002, Mr. Wong served as the Director of Product Marketing with Placeware, Inc., a Web conferencing services company. Mr. Wong holds a B.S. in Civil Engineering from the University of California, Berkeley, a M.S. in Materials Engineering from L’Ecole Superieure de Soudure Autogenne in Paris, France, and a M.B.A. from the University of California, Los Angeles, Anderson School of Management. On May 19, 2009, Mr. Wong submitted his notice of resignation from TigerLogic Corporation. We have accepted Mr. Wong’s resignation which will become effective June 19, 2009.

ITEM 1A.	Risk Factors

We operate in a rapidly changing environment that involves numerous risks and uncertainties. A description of the risks and uncertainties associated with our business is set forth below. You should carefully consider such risks and uncertainties, together with the other information contained in this Annual Report on Form 10-K for the fiscal year ended March 31, 2009 and in our other public filings. If any of such risks and uncertainties actually occurs, our business, financial condition or operating results could differ materially from the plans, projections and other forward-looking statements included in the section titled “Management’s Discussion and Analysis of Financial Condition and Results of Operations” and elsewhere in this report and in our other public filings. In addition, if any of the following risks and uncertainties, or if any other risks and uncertainties, actually occurs, our business, financial condition or operating results could be harmed substantially, which could cause the market price of our stock to decline, perhaps significantly. The following section lists some, but not all, of these risks and uncertainties that may have a material adverse effect on our business, financial condition or results of operation.

IF WE DO NOT DEVELOP NEW PRODUCTS AND ENHANCE EXISTING PRODUCTS TO KEEP PACE WITH RAPIDLY CHANGING TECHNOLOGY AND INDUSTRY STANDARDS, OUR REVENUE MAY DECLINE.

We have devoted significant resources to the research and development of products and technologies. We believe that our future success will depend in large part on strong research and development efforts with respect to both our existing and new products. Beginning in 2001, we began an extensive effort to leverage our time-proven Pick UDM and core intellectual property to create the TigerLogic product line, which includes an internet browser-based search application called Yolink and an enterprise class XML database management server for the emerging XML market. While we intend for these efforts to improve our future operating results and increase cash flow, such new products may not be successful or generate significant revenue. The development of new or enhanced software products is a complex and uncertain process requiring high levels of innovation, as well as accurate anticipation of customer and technical trends. In developing new products and services, we may fail to develop and market products that respond to technological changes or evolving industry standards in a timely or cost-effective manner, or experience difficulties that could delay or prevent the successful development, introduction and marketing of these new products. The development and introduction of new or enhanced products also requires us to manage the transition from older products in order to minimize disruptions in customer ordering patterns and to ensure that adequate supplies of new products can be delivered to meet customer demand. Failure to develop and introduce new products, or enhancements to existing products, in a timely and cost-effective manner in response to changing market conditions or customer requirements, or lack of customer acceptance of our products, will materially and adversely affect our business, results of operations and financial condition.

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

The application development tools software market is rapidly changing and intensely competitive. Our MDMS products compete with products developed by companies such as Oracle, Microsoft and IBM. Our RAD products currently encounter competition from several direct competitors, including Microsoft, and competing development environments, including JAVA. Competition is developing and evolving in the XML market for which our XDMS products are intended. Companies that do or are expected to compete in this market include Oracle, IBM, Microsoft and Sybase, as well as a number of smaller companies with products that directly and indirectly compete with our XDMS products. Our Yolink search application will encounter competition from several direct competitors including Google, Yahoo, Microsoft, AOL and Ask, as well as a number of smaller companies with products that directly and indirectly compete with our Yolink product. Additionally, as we expand our business, we expect to compete with a different group of companies, including smaller, highly focused companies offering single products.

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

BECAUSE OUR MDMS AND RAD PRODUCTS COMPETE WITH PRODUCTS FROM MUCH LARGER AND WELL KNOWN COMPANIES, OUR REVENUE MAY DECLINE IF WE CANNOT MAINTAIN OUR SALES TO EXISTING CUSTOMERS OR GENERATE SALES TO NEW CUSTOMERS.

We face very strong competition from much larger and well known companies in the markets for our MDMS and RAD products. As a result, existing customers and new customers may be inclined to adopt other technologies. To maintain or grow our revenue in these markets, we will need to maintain or grow our sales to existing customers and to generate sales to new customers, including corporate development teams, commercial application developers, system integrators, independent software vendors and independent consultants. If we fail to attract new customers, if we lose our customers to competitors, or if the MDMS or RAD markets decline, our revenue may be adversely affected. In the longer term, it is expected that our revenue from the MDMS and RAD markets will eventually decline as customers adopt newer technologies.

ADVERSE ECONOMIC CONDITIONS COULD HARM OUR BUSINESS.

Our operations and performance depend significantly on worldwide economic conditions, which have deteriorated significantly in many countries and regions, including without limitation the United States and Western Europe from which we derive a majority of our revenue. Unfavorable changes in economic conditions, including recession, rising inflation, diminished credit availability, declining valuation of investments or other changes in economic conditions may result in lower information technology spending and may adversely affect our revenue. For example, current or potential customers may be unable to fund software purchases, which could cause them to delay, decrease or cancel purchases of our products and services or to not pay us or to delay paying us for previously purchased products and services. Further, since we generally license our software on a per-CPU, per-server, per-port or per-user basis, any decrease in CPU’s, servers, ports or users by our customers would result in a decrease in our revenue. These and other economic factors could have a material adverse effect on demand for our products and services and on our financial results.

OUR PRODUCTS HAVE A LONG SALES CYCLE WHICH COULD RESULT IN DELAYS IN THE RECEIPT OF REVENUE.

The sales cycle for our MDMS and RAD products typically ranges from three to nine months or longer and the sales cycle for our XDMS products is anticipated to be significantly longer since these markets are emerging and the products are still in the process of being adopted by the marketplace. The adoption cycle for our Yolink product is anticipated to be long since the search market currently has much larger direct competitors such as Google, Yahoo, Microsoft, AOL and Ask. Our products are typically used by application developers, system integrators and value added resellers to develop applications that are critical to their corporate end user’s business. Because our products are often part of an end user’s larger business process, re-engineering initiative, or implementation of client/server or web-based computing, the end users frequently view the purchase of our products as part of a long-term strategic decision regarding the management of their workforce-related operations and expenditures. Thus, this sometimes results in end users taking a significant period of time to assess alternative solutions by competitors or to defer a purchase decision as a result of an unrelated strategic issue beyond our control. As a result, a significant period of time may elapse between our research and development efforts and recognition of revenue, if any.

THE CONCENTRATION OF OUR STOCK OWNERSHIP GIVES CERTAIN STOCKHOLDERS SIGNIFICANT CONTROL OVER OUR BUSINESS.

As of March 31, 2009, Astoria beneficially owned approximately 56% of our outstanding common stock. Richard W. Koe, Chairman of the Board of Directors and Interim President and Chief Executive Officer, serves as the Managing General Partner for Astoria Capital Management, Inc. (“ACM”), which is a general partner of Astoria. This concentration of stock ownership allows Astoria, acting alone, to block any actions that require approval of our stockholders, including the election of members to our Board of Directors and the approval of significant corporate transactions. Moreover, this concentration of ownership may delay or prevent a change in control.

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

THE SUCCESS OF OUR BUSINESS DEPENDS IN PART UPON OUR ABILITY TO RECRUIT AND RETAIN KEY PERSONNEL AND MANAGEMENT.

Mr. Koe was appointed Interim President and Chief Executive Office in February 2009, following the resignation of Carlton H. Baab. We are in the process of conducting a search for a permanent President and Chief Executive Officer. Our Vice President of marketing, Mr. Wong, submitted his notice of resignation from TigerLogic Corporation on May 19, 2009. We have accepted Mr. Wong’s resignation which will become effective June 19, 2009. The loss of one or more of our executives could adversely affect our business. In addition, we have in the past restructured or made other adjustments to our workforce in response to management changes, product changes, performance issues, acquisitions and other internal and external considerations. Workforce restructurings could result in a temporary lack of focus and reduced productivity, which could negatively affect our revenues.

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

THE INABILITY TO PROTECT OUR INTELLECTUAL PROPERTY COULD HARM OUR ABILITY TO COMPETE.

Our ability to compete successfully will depend, in part, on our ability to protect our proprietary technology and operations without infringing upon the rights of others. We may fail to do so. In addition, the laws of certain countries in which our products are, or may be, licensed may not protect our proprietary rights to the same extent as the laws of the United States. We rely primarily on a combination of trade secret, copyright and trademark laws and contractual provisions to protect our intellectual property and proprietary rights. Our trademarks include TigerLogic, Yolink, ChunkIt!, Pick, D3, Omnis, Omnis Studio, mvEnterprise, mvBase, and mvDesigner, among others. We also have thirteen pending U.S. patent application as of March 31, 2009. In addition to trademark and copyright protections, we license our products to end users on a “right to use” basis pursuant to a perpetual license agreement that restricts use of products to a specified number of users.

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

As further described in Part I, Item 3 of this Form 10-K, we have filed complaints in Orange County Superior Court that set forth allegations that certain parties threaten to and have misappropriated our trade secrets, including the possible release of certain source code.

THIRD PARTIES COULD ASSERT THAT OUR SOFTWARE PRODUCTS AND/OR SERVICES INFRINGE ON THEIR INTELLECTUAL PROPERTY RIGHTS, WHICH COULD RESULT IN COSTLY LITIGATION, CAUSE PRODUCT SHIPMENT DELAYS, PROHIBIT PRODUCT LICENSING OR REQUIRE US TO ENTER INTO ROYALTY OR LICENSING AGREEMENTS.

There has been a substantial amount of litigation in the software and online services industry regarding intellectual property rights and there is significant uncertainty in our industry as many of the legal principles associated with software and online services continue to evolve rapidly. Third parties may claim that our current or potential future products or services infringe upon their intellectual property rights. We expect that software product developers and providers of software applications and online services will increasingly be subject to infringement claims as the number of products, services and competitors in our industry segment grow and the functionality of products and services in different industry segments overlap. Any claims, with or without merit, could be time consuming, result in costly litigation, divert management’s attention, cause product shipment delays, prohibit product licensing or require us to enter into royalty or licensing agreements. Royalty or licensing agreements, if required, may not be available on terms acceptable to us or at all, which could seriously harm our business.

OUR PRODUCTS MAY CONTAIN SOFTWARE DEFECTS WHICH COULD HARM OUR BUSINESS.

Our enterprise applications software and internet browser-based search application may contain undetected errors or failures. This includes our XDMS and Yolink products, which are at higher risk given these products are in the earliest stages of the product life cycle. This may result in loss of, or delay in, customer acceptance of our products and could harm our reputation and our business. Undetected errors or failures in computer software programs are not uncommon.

The detection and correction of any security flaws can be time consuming and costly. Errors in our software products could affect the ability of our products to work with other hardware or software products, could delay the development or release of new products or new versions of products and could adversely affect market acceptance of our products. If we experience errors or delays in releasing new products or new versions of products, we could lose revenues. End users who rely on our products and services for applications that are critical to their businesses may have a greater sensitivity to product errors and security vulnerabilities than customers for software products generally. Software product errors and security flaws in our products or services could expose us to product liability, performance or warranty claims as well as harm our reputation, which could impact our future sales of products and services.

IF ASTORIA OR OTHER SECURITIES HOLDERS REQUEST REGISTRATION OF THEIR RESTRICTED SECURITIES, OR THESE SECURITIES HOLDERS SELL A SUBSTANTIAL AMOUNT OF RESTRICTED SECURITIES IN THE OPEN MARKET, OUR STOCK PRICE MAY DECLINE.

As of March 31, 2009, we had 26,730,230 outstanding shares of common stock, of which approximately 15 million shares were restricted securities held by Astoria and other holders. Restricted securities may be sold in the public market only if they are registered or if they qualify for an exemption from registration promulgated under the Securities Act. At present, all of our outstanding restricted securities may be registered or are eligible for public sale under Rule 144, subject to volume limitations and other requirements of Rule 144.

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

OUR GLOBAL OPERATIONS EXPOSE US TO ADDITIONAL RISKS AND CHALLENGES ASSOCIATED WITH CONDUCTING BUSINESS INTERNATIONALLY.

We operate on a global basis with offices or distributors in Europe, Africa, Asia, Latin America, South America, Australia and North America and development efforts in North America and Europe. Approximately 32% of our revenue for year ended March 31, 2009 was generated from our international offices. We face several risks inherent in conducting business internationally, including but not limited to the following:

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

In addition, compliance with international and U.S. laws and regulations that apply to our international operations increases our cost of doing business in foreign jurisdictions. These laws and regulations include data privacy requirements, labor relations laws, tax laws, anti-competition regulations, import and trade restrictions, export requirements, U.S. laws such as the Foreign Corrupt Practices Act, and local laws which also prohibit corrupt payments to governmental officials. Violations of these laws and regulations could result in fines, criminal sanctions against us, our officers or our employees, and prohibitions on the conduct of our business. Any such violations could include prohibitions on our ability to offer our products and services in one or more countries, could delay or prevent potential acquisitions, and could also materially damage our reputation, our brand, our international expansion efforts, our ability to attract and retain employees, our business and our operating results. Our success depends, in part, on our ability to anticipate these risks and manage these difficulties. These factors or any combination of these factors may adversely affect our revenue or our overall financial performance.

THE FAILURE OF OUR PRODUCTS TO CONTINUE TO CONFORM TO INDUSTRY STANDARDS MAY HARM OUR OPERATING RESULTS.

A key factor in our future success will continue to be the ability of our products to operate and perform well with existing and future, industry-standard enterprise software applications intended to be used in connection with our MDMS, RAD, and TigerLogic products. Inter-operability may require third party licenses, which may not be available to us on favorable terms or at all. Failure to meet existing or future inter-operability and performance requirements of industry standard applications in a timely manner could adversely affect our business. Uncertainties relating to the timing and nature of new product announcements or introductions or modifications of third party software applications could delay our product development, increase our product development expense or cause customers to delay evaluation, purchase, and deployment of our products.

INEFFECTIVE INTERNAL CONTROLS COULD IMPACT THE COMPANY’S BUSINESS AND OPERATING RESULTS.

Our internal control over financial reporting may not prevent or detect misstatements because of its inherent limitations, including the possibility of human error, the circumvention or overriding of controls, or fraud. Even effective internal controls can provide only reasonable assurance with respect to the preparation and fair presentation of financial statements. If we fail to maintain the adequacy of its internal controls, including any failure to implement required new or improved controls, or if we experience difficulties in implementation, our business and operating results could be harmed and we could fail to meet our financial reporting obligations.

ITEM 2.	Properties

We currently lease approximately 29,000 square feet of office space in Irvine, California. The lease commenced in November 2005, has a five year term and provides for a base monthly rent of approximately $43,000. The facility accommodates our engineering, technical support, sales, marketing, and general and administrative personnel.

We own a building consisting of approximately 5,900 total square feet located on approximately six acres of land in Suffolk, England. The facility houses engineering, marketing, and technical support personnel.

We currently lease approximately 9,000 square feet of office space in San Jose, California which houses engineering, business development, marketing, and general and administrative personnel.

We also lease a sales and support office in each of the UK, France and Germany.

We believe that our facilities are suitable and adequate for our current needs.

ITEM 3.	Legal Proceedings

The Company is subject from time to time to litigation, claims and suits arising in the ordinary course of business. As of May 22, 2009, the Company has the following outstanding legal proceedings:

1. Raining Data v. Intrametrics. On or about January 19, 2007, the Company filed a complaint in Orange County Superior Court that sets forth allegations that Intrametrics threatens to and has misappropriated our trade secrets. The Company alleged that Intrametrics obtained our source code in breach of a Distribution Agreement between the parties, and in violation of California’s laws prohibiting the misappropriation of trade secrets. Intrametrics contested the court’s jurisdiction over the dispute, and a hearing was set to occur in May 2007. On the eve of the hearing, Intrametrics filed for Chapter 11 bankruptcy in Houston, Texas, effectively staying the litigation in Orange County, California. The Company proceeded with further discovery in the Bankruptcy Court in Houston, and Intrametrics subsequently filed Chapter 7.

On March 12, 2009, the Bankruptcy Court entered an Order approving a settlement between the Company and the Chapter 7 Trustee for Intrametrics, resulting in a mutual release of claims between the parties.

2. Raining Data v. Soheil Raissi (formerly the Company’s Vice President of Product Development and Professional Services), Mario Barrenechea (formerly the Company’s Senior Vice President, Worldwide Sales and Marketing, Pick and Omnis Products), and Adevnet. On or about December 8, 2006, the Company filed a complaint in Orange County Superior Court that sets forth allegations that the defendants threaten to and have misappropriated the Company’s trade secrets. The Company’s allegations in the complaint include that the individual defendants have used or disclosed the Company’s trade secrets (in the form of source code and licenses and other trade secret information) in violation of their agreements with the Company to maintain the confidentiality of such trade secret information, and in violation of California laws prohibiting the misappropriation of trade secrets. The Company seek injunctive relief from the defendants, including, but not limited to, compelling the defendants to immediately return all of the Company’s trade secrets and property; enjoining the defendants and their employees and agents from using or disclosing our trade secrets, including the Company’s source code; ordering the defendants to disclose all gains and profits they have derived from the misappropriation of the Company’s trade secrets; enjoining the defendants from directly or indirectly supplying, selling or promoting any product that incorporates the Company’s trade secrets. On June 27, 2008, the Court granted our Motion to File a Second Amended Complaint, adding claims for Breach of the Duty of Loyalty and for Unjust Enrichment against the Defendants.

In January of 2007, the Defendants filed the Cross-Complaint set forth below, and the Company filed a Special Motion to Strike (an anti-SLAPP motion) the Cross-Complaint, which the Court granted in June of 2008, striking the entire Cross-Complaint and awarding the Company its attorney’s fees in bringing the motion, which the Company has collected. The Defendants then appealed both Orders. The Company then proceeded with discovery on the Second Amended Complaint.

The Company reached a settlement with Defendant Soheil Raissi on May 8, 2009, which has included the Company’s dismissal of the Second Amended Complaint against Raissi, and Raissi’s dismissal of his appeals of the trial court’s orders granting the anti-SLAPP motion and the award of attorney fees to the Company for bringing its anti-SLAPP motion. The Company has instructed counsel to continue to pursue its action against Defendant Mario Barrenechea, and discovery continues in that matter. Defendant Adevnet, LLC has been dismissed because it is no longer a viable entity.

3. Cross-Complaint by Soheil Raissi, Mario Barrenechea and Adevnet v. Raining Data. On or about January 10, 2007, the defendants in the case above filed a cross-complaint, alleging several claims against the Company and Carlton H. Baab, the Company’s former President and Chief Executive Officer. The Company and Carlton H. Baab asserted that all of the claims in the Cross-Complaint are baseless, and filed a special motion to strike the entire Cross-Complaint, which the Court granted in June of 2008. The Court subsequently granted the Company’s motion for its attorney fees incurred in bringing its motion to strike, which the Company has collected.

The Defendants then appealed the Court’s decisions granting the special motion to strike and the attorney fees. Pursuant to the Company’s settlement agreement with Raissi set forth above, Raissi has dismissed his appeal, and Barrenechea’s appeal remains.

ITEM 4.	Submission of Matters to a Vote of Security Holders

At the Annual Meeting of the Company’s Stockholders held on February 25, 2009 (the “Meeting”), three proposals were submitted. No other proposals were put before the Meeting. The proposal and voting results were as follows:

1.	To elect two (2) Class I directors of the Company to serve a term of three (3) years or until their successors are duly elected and qualified:

DOUGLAS G. MARSHALL	FOR: 25,885,925	WITHHELD: 19,847
PHILIP D. BARRETT	FOR: 25,885,925	WITHHELD: 19,847

The terms of office of the following three directors continued after the meeting: Richard W. Koe, Carlton H. Baab, and Gerald F. Chew.

2.	To ratify the appointment of KPMG LLP as independent auditors of the Company for the fiscal year ending March 31, 2009:

FOR: 25,728,072	AGAINST: 173,230	ABSTAIN: 4,470	BROKER NON-VOTE: 0

3.	To approve the TigerLogic Corporation 2009 Equity Incentive Plan

FOR: 17,621,590	AGAINST: 679,169	ABSTAIN: 28,687	BROKER NON-VOTE: 0

All proposals were approved by the requisite number of votes.

PART II

ITEM 5.	Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities

Market Information

Effective April 21, 2008, our common stock is traded on the Nasdaq Capital Market under the symbol “TIGR.” Prior to this date, our common stock was traded on the Nasdaq Capital Market under the symbol “RDTA.”

The following table sets forth the high and low closing prices for our common stock for the periods indicated, as reported by Nasdaq:

	High	Low
Fiscal Year 2008
First Quarter	$3.35	$2.15
Second Quarter	$4.60	$2.85
Third Quarter	$6.48	$4.17
Fourth Quarter	$6.00	$4.42

	High	Low
Fiscal Year 2009
First Quarter	$10.49	$4.91
Second Quarter	$5.09	$3.79
Third Quarter	$3.75	$1.40
Fourth Quarter	$2.18	$1.55

On March 31, 2009, the closing price for our common stock on the Nasdaq Capital Market was $1.89 and there were approximately 135 holders of record of our common stock.

There were no sales of unregistered securities during fiscal year 2009.

There were no repurchases of shares during the fourth quarter of fiscal year 2009.

Dividends

We have never declared or paid dividends on our common stock. We intend to retain earnings, if any, for the operation and expansion of our business, and therefore do not anticipate paying any cash dividends in the foreseeable future.

Securities Authorized For Issuance under Equity Compensation Plans

The information required by this item regarding equity compensation plans is incorporated by reference to the information set forth in Part III, Item 12 of this Annual Report on Form 10-K.

ITEM 7.	Management’s Discussion and Analysis of Financial Condition and Results of Operations

The section entitled “Management’s Discussion and Analysis” set forth below contains forward-looking statements within the meaning of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended (the “Exchange Act”). These statements may generally be identified by the use of such words as “expect,” “anticipate,” “believe,” “intend,” “plan,” “will,” or “shall,” or the negative of those terms. We have based these forward-looking statements on our current expectations and projections about future events. Forward-looking statements involve certain risks and uncertainties and actual results may differ materially from those discussed in any such statement. Factors that could cause actual results to differ materially from such forward-looking statements include the risks described under the heading “Risk Factors” in Item 1A of this Annual Report on Form 10-K and, elsewhere in this Form 10-K. The forward-looking statements contained in this Form 10-K include, but are not limited to statements about the following: (1) our future success, (2) our research and development efforts, (3) our future operating results and cash flow, (4) our ability to compete, (5) the markets in which we operate, (6) our revenue, (7) cost of license revenue and cost of service revenue, (8) our selling and marketing costs, (9) our backlog, (10) our research and development expenses, (11) the effect of critical accounting policies, (12) our belief that our existing cash balances will be sufficient to meet our operating and capital expenditure requirements through the foreseeable future, (13) our focus on the continued development and enhancement of the TigerLogic product line, and identification of new and emerging technology areas and discussions with channel partners for the sale and distribution of the TigerLogic product line, (14) the effect of recent changes in tax laws on our financial statements and (15) the possibility that we may seek to take advantage of strategic acquisition opportunities. All forward-looking statements in this document are made as of the date hereof, based on information available to us as of the date hereof, and we assume no obligation to update any forward-looking statement.

This discussion and analysis of the financial statements and results of operations should be read in conjunction with our audited consolidated financial statements, including the related notes thereto, contained elsewhere in this Form 10-K.

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

Determining the fair value of a reporting unit under the first step of the goodwill impairment test and determining the fair value of individual assets and liabilities of a reporting unit (including unrecognized intangible assets) under the second step of the goodwill impairment test is judgmental in nature and often involves the use of significant estimates and assumptions. These estimates and assumptions could have a significant impact on whether or not an impairment charge is recognized and the magnitude of any such charge. Estimates of enterprise fair value are currently based on our stock price as reported by Nasdaq given our single reporting unit structure. No impairment of goodwill has been identified during any of the periods presented as the enterprise faire value significantly exceeded carrying value. Due to the current adverse global economic conditions, we continue to monitor the fair value of our reporting unit to identify any potential goodwill impairment.

EMPLOYEE STOCK-BASED COMPENSATION. We account for stock-based compensation in accordance with SFAS No. 123(R), “Share-Based Payment.” Under the fair value recognition provisions of this statement, share-based compensation cost is measured at the grant date based on the value of the award and is recognized as expense over the requisite service period. We estimate the fair value of stock-based awards using a Black-Scholes valuation model. Determining the fair value of share-based awards at the grant date requires judgment, including estimating volatility, expected terms, and forfeitures. Volatility is estimated based on historical experience. Expected terms are based on historical experience and consideration of the awards’ contractual terms, vesting schedule and future expectations. Forfeitures are based on actual forfeiture rate as well as management judgment. If actual results differ significantly from these estimates, stock-based compensation expense and our results of operations could be materially impacted. See footnote 6 in the accompanying consolidated financial statements.

INCOME TAXES. We account for income taxes according to SFAS No. 109, “Accounting for Income Taxes,” which establishes financial accounting and reporting standards for the effect of income taxes. Deferred income tax assets and liabilities are recorded for differences between the financial statement and tax bases of the assets and liabilities that will result in taxable or deductible amounts in the future based on enacted laws and rates applicable to the periods in which the differences are expected to affect taxable income. Valuation allowances are established when necessary to reduce deferred tax assets to the amount expected to be realized.

Accruals for uncertain tax positions are provided for in accordance with the requirements of FASB Interpretation No. 48, “Accounting for Uncertainty in Income Taxes-an interpretation of FASB Statement No. 109” (“FIN 48”). Income tax positions must meet a more-likely-than-not recognition threshold at the effective date to be recognized upon the adoption of FIN 48 and in subsequent periods. Developments such as case law, changes in tax law, new rulings or regulations issued by taxing authorities, and interactions with the taxing authorities could affect whether a position should be recognized or the amount that should be reported.

Results of Operations

The following table sets forth certain Consolidated Statement of Operations data in total dollars, as a percentage of total net revenues and as a percentage change from the same period in the prior year. Cost of license revenues and cost of service revenues are expressed as a percentage of the related revenues. This information should be read in conjunction with the Consolidated Financial Statements included elsewhere in this Form 10-K.

	Year Ended March 31, 2009			Year Ended March 31, 2008			Year Ended March 31, 2007
	Results	% of Net Revenues	Percent Change	Results	% of Net Revenues	Percent Change	Results	% of Net Revenues
	(In thousands)			(In thousands)			(In thousands)
Net revenues
Licenses	$5,336	33%	(33)%	$7,974	40%	16%	$6,859	37%
Services	10,916	67%	(7)%	11,798	60%	(1)%	11,885	63%

Total net revenues	16,252	100%	(18)%	19,772	100%	5%	18,744	100%
Operating expenses
Cost of revenues:
Cost of license revenues (as a % of license revenues)	29	1%	4%	28	0%	(72)%	99	1%
Cost of service revenues (as a % of service revenues)	1,652	15%	(9)%	1,824	15%	(14)%	2,117	18%
Selling and marketing	5,425	33%	(6)%	5,772	29%	6%	5,466	29%
Research and development	7,561	47%	(3)%	7,820	40%	(16)%	9,295	50%
General and administrative	5,097	31%	5%	4,851	25%	25%	3,866	21%

Total operating expenses	19,764	122%	(3)%	20,295	103%	(3)%	20,843	111%

Operating loss	(3,512)	(22)%	572%	(523)	(3)%	(75)%	(2,099)	(11)%
Other income (expense)-net	(1,649)	(10)%	(1237)%	145	1%	(119)%	(765)	(4)%

Loss before income taxes	(5,161)	(32)%	1265%	(378)	(2)%	(87)%	(2,864)	(15)%
Income tax provision (benefit)	(21)	0%	(55)%	(47)	0%	(150)%	94	1%

Net loss	$(5,140)	(32)%	1453%	$(331)	(2)%	(89)%	$(2,958)	(16)%

REVENUE

NET REVENUE. Our revenue is derived principally from two sources: fees from software licensing and fees for post contract technical support. We license our software primarily on a per-CPU, per-server, per-port or per-user basis. Therefore, the addition of CPU’s, servers, ports or users to existing systems increases our revenue from our installed base of licenses. Similarly, the reduction of CPU’s, servers, ports or users to existing systems decreases our revenue from our installed base of licenses. The timing of orders and customer ordering patterns have resulted in fluctuations in license revenue between quarters and year-to-year. Total revenue decreased $3.5 million or 18% from fiscal year 2008 to fiscal year 2009, primarily due to lower orders of licenses and non-renewal of support services from our existing customer base as a result of the current adverse global economic conditions. The 16% increase in license revenue from fiscal year 2007 to fiscal year 2008 was primarily a result of increased users added to our current customer base. We anticipate that revenue will continue to be adversely affected until global economic conditions improve.

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

OPERATING EXPENSES

COST OF LICENSE REVENUE. Cost of license revenue is comprised of direct costs associated with software license sales including software packaging, documentation, physical media costs and royalties. Cost of license revenue for fiscal year 2009 remained consistent with fiscal year 2008. The slight decrease in absolute dollars for cost of license revenue for fiscal year 2009, as compared to fiscal year 2008, is due to decreased royalties. The decrease in cost of license revenue in fiscal year 2008 when compared to fiscal year 2007 is due to reduced headcount.

COST OF SERVICE REVENUE. Cost of service revenue includes primarily personnel costs relating to providing consulting, technical support and training services. The decrease in cost of service revenue for fiscal year 2009, when compared to fiscal year 2008, was due to reduced headcount and effect of foreign exchange rate relating to our UK subsidiary’s costs. The decrease in cost of service revenue in fiscal year 2008 as compared to fiscal year 2007 is due to reduced headcount.

SELLING AND MARKETING. Selling and marketing expense consists primarily of salaries, benefits, advertising, tradeshows, travel and overhead costs for our sales and marketing personnel. Selling and marketing expense for fiscal year 2009 decreased $0.4 million or 6% when compared to fiscal year 2008. This decrease was mainly due to lower consulting expense and lower marketing expense this year as compared to prior year. The increase of $0.3 million in selling and marketing expense in fiscal year 2008 as compared to fiscal year 2007 is due primarily to higher marketing expense for the TigerLogic Yolink (formerly ChunkIt!) product line. We anticipate that selling and marketing costs related to the TigerLogic product line may increase as we further develop the sales channel for these products and if customer acceptance of these products increases. In addition, if our continued research and development efforts are successful, including with respect to our TigerLogic product line, and new products or services are created, we may incur increased sales and marketing expense to promote those new products in future periods.

RESEARCH AND DEVELOPMENT. Research and development expense consists primarily of salaries and other personnel-related expenses and overhead costs for engineering personnel including employees in the US and the UK and contractors in the US. Research and development expense for fiscal year 2009 decreased $0.3 million or 3% when compared to fiscal year 2008 mainly due to lower headcount, lower recruiting expense and effect of foreign exchange rate relating to our UK subsidiary’s costs. This decrease is partially offset by higher stock compensation expense due to additional options granted this year. The decrease of $1.5 million in research and development in fiscal year 2008 as compared to fiscal year 2007 is primarily due to a decrease in salary related expenses of $0.8 million as a result of reduced headcount, and a decrease in consulting expense of $0.7 million due to the termination of consulting contracts in the US and India. We are committed to our research and development efforts and expect research and development expense will remain at the current level in future periods or increase if we believe that additional spending is warranted. Such efforts may not result in additional new products and any new products, including the TigerLogic product line, may not generate sufficient revenue, if any, to offset the research and development expense.

GENERAL AND ADMINISTRATIVE. General and administrative expense consists primarily of costs associated with our finance, human resources, legal and other administrative functions. These costs consist principally of salaries and other personnel-related expenses, professional fees, depreciation and overhead costs. General and administrative expense for fiscal year 2009 increased $0.2 million or 5% over fiscal year 2008. This increase in general and administrative expense was mainly due to severance costs of approximately $0.4 million relating to the separation from employment of the former Chief Executive Officer, costs incurred in legal services related to pending litigation matters and patents and trademarks registration for our Yolink product, and higher stock expense due to additional options granted this year. This increase was partially offset by lower external consulting expense incurred in the initial year of compliance with the Sarbanes-Oxley Act and the adoption of FIN 48 in the prior year.

The increase of $1.0 million in general and administrative expense in fiscal year 2008 as compared to fiscal year 2007 is primarily due to $0.4 million increase in legal expense relating to outstanding legal proceedings and intellectual property matters. We also incurred $0.4 million of additional expenses in fiscal year 2008 due primarily to Sarbanes-Oxley compliance and the adoption of FIN 48.

OTHER INCOME (EXPENSE). Other income (expense) consists primarily of net interest expense and gains and losses on foreign currency transactions. Other income (expense) for fiscal year 2009 decreased to $1.6 million expense from $0.1 million income in fiscal year 2008. The change in other income (expense) during year end March 31, 2009, as compared to March 31, 2008, was mainly due to: 1) foreign exchange losses resulting from a significant intercompany balance outstanding denominated in British Pound, which has been deteriorating significantly against the U.S. Dollar in the current year, resulting in an increase in foreign currency loss of approximately $1.7 million in the current fiscal year as compared to prior fiscal year, and 2) lower interest income due to lower interest rates offered by the Company’s conservative investment strategies. During the fourth quarter of fiscal year 2009, due to uncertain economic environment relating to the banking industry, the Company converted all outstanding money market fund investments in Government-issued securities into cash. Therefore, no interest income was earned from our cash balance during the fourth quarter of fiscal 2009. During the first quarter of fiscal year 2009, CAM Small Cap Fund, L.P. (“CAM”) converted its subordinated convertible note to equity. This conversion resulted in a decrease in our interest expense during fiscal 2009. Other expense decreased $0.7 million or 119% during fiscal year 2008 as compared to fiscal year 2007 due to higher interest income as a result of higher investment balances, lower interest expense as a result of the conversion of Astoria Capital Partners, L.P. (“Astoria”) and GFAM Hedge Partnership (“GFAM”) subordinated convertible notes to equity, and favorable exchange rates. Due to the uncertainty in exchange rates, we may experience transaction gains or losses in future periods, the effect of which cannot be predicted at this time.

PROVISION FOR INCOME TAXES. Our effective tax rate was 0.4%, (12.4%), and 3.3% for fiscal years 2009, 2008, and 2007, respectively. The provision for income taxes reflects tax on earnings and dividends from foreign subsidiaries, tax benefits related to certain state income tax filings, and the refundable research and development credit. Due to uncertainties surrounding the timing of realizing the benefits of the net operating loss carryforwards and tax credits in the future, we carry a full valuation allowance against net deferred tax assets in domestic and foreign jurisdictions, except France. In prior year, as a result of our analysis of all available evidence, both positive and negative as of the end of the fourth quarter of the fiscal year ended March 31, 2008, including sustained historical profitability in France, improved financial condition at the parent-level, and completion of a world-wide transfer pricing study, it was considered more likely than not that a full valuation allowance for deferred tax assets in France was not required, resulting in the release of the valuation allowance previously recorded against our net French deferred tax assets of $460,000.

In July 2008, the Housing Assistance Act of 2008 introduced a refundable research and development credit refund that could be claimed in lieu of special bonus depreciation as enacted by the Economic Stimulus Act of 2008. Based on our analysis for fiscal year 2009, we expect the adoption of the Housing Assistance Act of 2008 to result in a cash refund of approximately $25,000. This amount has been included in the provision for income taxes for fiscal year 2009.

On October 3, 2008, as part of the Emergency Economic Stabilization Act of 2008, the U.S. federal research and development credit was retroactively extended to include qualifying expenditures paid or incurred from January 1, 2008 through December 31, 2009. As a result of this new legislation, we expect to generate U.S. federal research and development tax credits for the fiscal year ending March 31, 2009 resulting in additional tax credit carryovers. However, this credit did not have an impact on our financial statements for the fiscal year ending March 31, 2009 as we maintained a full valuation allowance against our deferred tax assets as of March 31, 2009.

On February 20, 2009, the State of California passed a new law to allow taxpayers to make an election to adopt a single sales factor apportionment formula starting with the 2011 taxable year. As of March 31, 2009, the Company has not considered changing its sales factor apportionment in California. Should the Company decide to make an election in 2011 using a single sales factor, the Company will need to adjust the blended state rate used to tax effect its deferred tax assets/liabilities, and record any impact to the financial statements in the period such decision is made.

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

Astoria is a major stockholder of ours, holding a majority of our outstanding common stock. Richard W. Koe, Chairman of our Board of Directors and Interim President and Chief Executive Officer, serves as the Managing General Partner for Astoria. Gerald F. Chew, a member of our Board of Directors, is the cousin of Mr. Koe.

As of March 31, 2009, we had $12.3 million in cash and cash equivalents. We believe that our existing cash balances will be sufficient to meet our operating and capital expenditure requirements for the remainder of the fiscal year ending March 31, 2010 and through the foreseeable future. We are committed to research and development and marketing efforts that are intended to allow us to penetrate new markets and generate new sources of revenue and improve operating results. However, our research and development and marketing efforts have required, and will continue to require, cash outlays without the immediate or short-term receipt of related revenue. Our ability to meet our expenditure requirements is dependent upon our future financial performance, which will be affected by, among other things, prevailing economic conditions, our ability to penetrate new markets and attract new customers, market acceptance of our new and existing products and services, the success of research and development efforts and other factors beyond our control.

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

We had no material commitments for capital expenditures as of March 31, 2009.

Net cash used by operating activities was $1.7 million for fiscal year ended March 31, 2009, net cash provided in operating activities was $1.9 million for fiscal year ended March 31, 2008, and net cash used in operating activities was $0.3 million for fiscal years ended 2007. The increase in net cash used in operating activities for the twelve months ended March 31, 2009 as compared to the same period in prior year was primarily due to lower revenue even though operating expenses decreased 3%. Net cash used in investing activities was $0.6 million, $0.2 million and $0.1 million for fiscal years ended March 31, 2009, 2008 and 2007, respectively. The increase in cash used in investing activities was due to higher expenditures related to equipment purchased relating to our Yolink product. Net cash provided by financing activities was $0.7 million, $0.7 million and $1.2 million for fiscal years ended March 31, 2009, 2008 and 2007, respectively. Net cash provided by financing activities was primarily due to proceeds derived from the exercise of stock options and corresponding issuance of common stock.

OFF-BALANCE SHEET ARRANGEMENTS

We did not have any off-balance sheet liabilities or transactions as of March 31, 2009.

CONTRACTUAL OBLIGATIONS

The following table summarizes our contractual obligation as of March 31, 2009, and the effect such obligation is expected to have on our liquidity and cash flows in future periods:

	Payments Due by Period (in thousands)
	Total	Less than 1 year	1-3 years	3-5 years	More than 5 years
Operating Leases	$1,423	$856	$567	$—	$—

NON-GAAP FINANCIAL INFORMATION

Earnings before interest, taxes, depreciation and amortization (“EBITDA”) is defined as net income (loss) with an add-back for depreciation and amortization, non-cash stock-based compensation expense, interest income (expense)-net, other income (expense)-net, and income taxes. EBITDA should not be construed as a substitute for net loss or as a better measure of liquidity than cash flow from operating activities, which are determined in accordance with United States generally accepted accounting principles (“GAAP”). EBITDA excludes components that are significant in understanding and assessing our results of operations and cash flows. EBITDA does not represent funds available for management’s discretionary use and is not intended to represent cash flow from operations. In addition, EBITDA is not a term defined by GAAP and as a result our measure of EBITDA might not be comparable to similarly titled measures used by other companies.

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

Our EBITDA were negative $1.7 million or negative 10% of total net revenue, positive $1.0 million or 5% of total net revenue, negative $0.9 million or negative 5% of total net revenue, for the years ended March 31, 2009, 2008 and 2007, respectively. The decrease in fiscal 2009 EBITDA as compared to fiscal 2008 was a result of decreased revenue. The increase in fiscal 2008 EBITDA as compared to fiscal 2007 was a result of higher revenue and lower research and development expenses. The following table reconciles EBITDA to the GAAP reported net income (loss):

TIGERLOGIC CORPORATION AND SUBSIDIARIES

RECONCILIATION OF EBITDA TO NET LOSS

(In thousands)

	For the Years Ended March 31,
	2009	2008	2007
Reported net loss	(5,140)	$(331)	$(2,958)
Depreciation and amortization	416	282	318
Stock-based compensation	1,415	1,219	911
Interest (income) expense-net	(147)	205	837
Other (income) expense-net	1,796	(350)	(72)
Income tax provision (benefit)	(21)	(47)	94

EBITDA	$(1,681)	$978	$(870)

Our EBITDA financial information can also be reconciled to net cash provided by (used in) operating activities as follows:

TIGERLOGIC CORPORATION AND SUBSIDIARIES

RECONCILIATION OF EBITDA TO NET CASH PROVIDED BY (USED IN)

OPERATING ACTIVITIES

(In thousands)

	For the Years Ended March 31,
	2009	2008	2007
Net cash provided by (used in) operating activities	$(1,685)	$1,851	$(298)
Interest (income) expense-net	(147)	205	837
Other (income) expense-net	1,796	(350)	(72)
Change in trade accounts receivable	(790)	179	(375)
Change in other current and non-current assets	(27)	21	68
Change in accounts payable	215	(251)	279
Change in accrued liabilities	264	(488)	(1,145)
Change in deferred revenue	443	(300)	(98)
Foreign currency exchange gain (loss)	(1,801)	299	18
Note payable discount amortization	—	(98)	(83)
Provision for bad debt	51	(90)	(1)

EBITDA	$(1,681)	$978	$(870)

ITEM 8.	Financial Statements and Supplementary Data

Our consolidated financial statements, including the notes thereto, together with the report of KPMG LLP, independent registered public accounting firm, thereon are presented as a separate section of this Form 10-K, and the following are attached hereto beginning on Page 33 and are incorporated herein by reference:

ITEM 9.	Changes in and Disagreements With Accountants on Accounting and Financial Disclosure

There were no changes in or disagreements with our accountants on accounting or financial disclosures for the year ended March 31, 2009.

ITEM 9A (T).	Controls and Procedures

Evaluation of Disclosure Controls and Procedures

Our principal executive officer and principal financial officer evaluated the effectiveness of our disclosure controls and procedures as of the end of the period covered by this Annual Report on Form 10-K. Based on such evaluation, our principal executive officer and principal financial officer have concluded that our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act) are effective, as of the end of the period covered by this report, to ensure that information required to be disclosed by us in reports that we file or submit under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in SEC rules and forms and that such information is accumulated and communicated to our management, including our principal executive officer and principal financial officer, as appropriate, to allow timely decisions regarding required disclosure.

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

Our management evaluated the effectiveness of our internal control over financial reporting using the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission in Internal Control-Integrated Framework (COSO). Based on our evaluation, our management concluded that our internal control over financial reporting was effective as of the end of the period covered by this report.

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

ITEM 9B.	Other Information

None.

PART III

ITEM 10.	Directors, Executive Officers, and Corporate Governance

Our Bylaws provide that the Board of Directors is to be composed of no less than five (5) and no more than nine (9) directors divided into Classes I, II and III, each with as nearly equal a number of directors as possible. The exact number of directors is currently set at five (5) by resolution of the Board of Directors and there is one vacancy on the Board of Directors following the resignation of Mr. Baab. The directors are elected to serve staggered three-year terms, with the term of one class of directors expiring each year at the annual meeting of stockholders.

The following table sets forth as of March 31, 2009, the name, age, and position of the directors, the year in which they joined the Board of Directors and the year in which their term expires:

Name of Director	Age	Position	Director Since	Term Expires(1)
Richard W. Koe(2)(4)(5)	52	Chairman, Interim President and Chief Executive Officer	2003	2009
Gerald F. Chew(2)(3)(4)	49	Director	1998	2010
Douglas G. Marshall(2)(3)(4)	52	Director	1998	2011
Philip D. Barrett(3)	52	Director	2007	2011

(1)	Each term ends on the date of the Annual Meeting of Stockholders held following the fiscal year ending on March 31 of such year.
(2)	Member of the Compensation Committee.
(3)	Member of the Audit Committee.
(4)	Member of the Nominating and Corporate Governance Committee.
(5)	Member of the Stock Committee, a subcommittee of the Compensation Committee.

The following is a description of the background of each director as of March 31, 2009:

Mr. Koe was appointed Interim President and Chief Executive Office on February 26, 2009. Mr. Koe joined the Board of Directors in January 2003 and has served as Chairman since December 2004. Mr. Koe has served as Managing General Partner for Astoria Capital Partners, L.P. and Montavilla Partners, L.P., both of which are investment partnerships, and as President of Astoria Capital Management, since July 1991. Astoria Capital Partners, L.P. is a significant stockholder of the Company, holding a majority of the Company’s outstanding common stock. Mr. Koe holds a B.A. in History from the University of Oregon. Mr. Koe serves as Chairman of the Compensation Committee and the Nominating and Corporate Governance Committee and is the sole member of the Stock Committee, a subcommittee of the Compensation Committee.

Mr. Chew joined the Board in July 1998. Since September 2008, Mr. Chew has served as a Senior Vice President at IHS, Inc. (NYSE: IHS), a leading global source of critical information and insight. In addition, since October 2003, Mr. Chew has served as Managing Director of Bridgetown Associates LLC, an investment advisory firm. Mr. Chew served as the President and Chief Operating Officer of MDSI Mobile Data Solutions Inc. (“MDSI”) from April 2001 to March 2002 and served as a director of MDSI from 1995 until April 2001. Mr. Chew served as Executive Vice President of Ancora Capital & Management Group, LLC, an investment firm, from June 1998 to January 2001. Mr. Chew holds a B.S. in Electrical Engineering from the University of California, Davis and an M.B.A. from the Amos Tuck School of Business Administration at Dartmouth College. Mr. Chew is also an advisor to several private companies. Mr. Chew serves as Chairman of the Audit Committee and serves on the Compensation Committee and the Nominating and Corporate Governance Committee.

Mr. Marshall joined the Board in July 1998. Mr. Marshall joined Addison Avenue Federal Credit Union as its Chief Marketing Officer in July 2008. From November 2001 to June 2008, Mr. Marshall held senior management positions at Washington Mutual a financial services company, most recently as Senior Vice President of Deposit Strategy and Product Management. From August 1994 to November 2001, Mr. Marshall held a number of marketing positions at Bank of America (NYSE: BAC), most recently as Senior Vice President of Brand Management. Mr. Marshall holds a B.A. in English from Seattle Pacific University and an M.B.A. from the University of Washington. Mr. Marshall serves on the Audit Committee, Compensation Committee and the Nominating and Corporate Governance Committee.

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

Information regarding our current executive officers, which may be found under the caption “Executive Officers” in Part I hereof, is incorporated by reference into this Item 10.

Family Relationships

To our knowledge, with the exception of Mr. Chew and Mr. Koe who are cousins, there are no family relationships between any of our directors and executive officers.

Audit Committee Financial Expert

The Audit Committee of the Board of Directors is comprised solely of independent directors as defined in the Marketplace Rules of the Nasdaq Stock Market, and is governed by a written charter adopted by the Board of Directors. The Audit Committee of the Board of Directors includes Mr. Chew, Mr. Marshall and Mr. Barrett. The Board of Directors has determined that Mr. Chew qualifies as an “audit committee financial expert” as that term is defined in Item 407(d)(5)(ii) of Regulation S-K under the Exchange Act and is “independent” as defined in Rule 4200(a)(15) of the National Association of Securities Dealers’ listing standards.

Section 16(a) Beneficial Ownership Reporting Compliance

Section 16(a) of the Exchange Act requires our officers, directors and persons who own more than ten percent of a registered class of our equity securities to file certain reports of ownership with the SEC. To our knowledge, based solely on a review of the copies of such reports furnished to us and written representations that no other reports were required during the fiscal year ended March 31, 2009, all reports required to be filed during the fiscal year ended March 31, 2009 pursuant to Section 16(a) of the Exchange Act by directors, executive officers and 10% beneficial owners were timely filed.

Code of Ethics

We have adopted a Code of Ethics for Principal Executive and Senior Financial Officers, which is posted on our Internet website at www.tigerlogic.com. We will post any amendments or waivers, if and when approved or granted, of our Code of Ethics on our website at www.tigerlogic.com.

ITEM 11.	Executive Compensation

Summary Compensation

The following table sets forth the compensation of our Named Executive Officers, which consist of (i) all persons serving as the chief executive officer during the fiscal year ended March 31, 2009 and (ii) the two most highly compensated executive officers serving as such at the end of the fiscal year ended March 31, 2009, in addition to the chief executive officer.

Name and Principal Position	Year	Salary ($)(1)		Bonus ($)		Option Grants ($)(2)	All Other Compensation ($)		Total ($)
Richard W. Koe,	2009	$3,100	(3)	$—		$—	$—		$3,100
Interim President and Chief Executive Officer (3)	2008	—		—		—	—		—
Carlton H. Baab,	2009	253,369	(4)	—		200,043	446,841	(5)	915,250
Former President and Chief Executive Officer (4)	2008	248,000		250,000	(6)	214,902	26,647	(7)	739,549
Jeffrey L. Wong,	2009	175,000		—		141,822	345	(10)	317,167
Vice President, Marketing (8)	2008	126,855	(8)	110,000	(9)	103,175	239	(10)	340,269
Thomas Lim,	2009	175,000		—		121,612	150	(10)	296,762
CFO, Vice President, Finance, and Secretary	2008	175,000		30,625	(11)	112,979	150	(10)	318,754

(1)	Includes base salary amounts earned in each fiscal year. Includes amounts (if any) contributed at the named executive officer’s option under the Company’s 401(k) plan.

(2)	Amounts shown do not reflect compensation actually received by the named executive officers. Instead, the amounts shown reflect the expense recognized by us in each fiscal year presented for option awards as determined pursuant to SFAS 123(R). These compensation costs include option awards granted in and prior to each fiscal year presented. The assumptions used to calculate the value of the option awards are set forth in the notes to the consolidated financial statements in Item 8 of this Form 10-K (Note 6, under the sub-heading “Stock-Based Compensation”), with the exception that the “Estimated Forfeiture Rates” assumption used was zero in accordance with SEC instructions to Item 402(n)(2)(v) and (vi). There were 62,502 shares forfeited in fiscal year 2009 and no shares forfeited in fiscal year 2008 of option awards received by the Named Executive Officers. The material terms of each option grant is further described in the footnotes to the “Outstanding Equity Awards at Fiscal Year-End Table” below.
(3)	Mr. Koe was appointed Interim President and Chief Executive Officer on February 26, 2009, following Mr. Baab’s resignation. Amount represents salary paid for the period from February 26, 2009 through March 31, 2009. On April 8, 2009, we entered into an employment agreement with Mr. Koe that provides for an annual base salary of $240,000 starting April 1, 2009.
(4)	Mr. Baab resigned as President and Chief Executive Officer and as a Director of the Company on February 26, 2009. Please see the “Employment Contracts and Termination of Employment and Change-in-Control Arrangements” section below and Exhibit 10.14 for further details regarding the separation and consulting agreement we entered into with Mr. Baab on February 26, 2009.
(5)	All Other Compensation for Mr. Baab for fiscal year 2009 consists of the following: a) subject to the terms of the separation and consulting agreement entered into with Mr. Baab on February 26, 2009, the Company will pay Mr. Baab cash severance of $248,000 on August 27, 2009, consulting fees of $124,000 for the six month period ending August 27, 2009, and will reimburse Mr. Baab for approximately $35,334 in medical, dental and vision insurance premiums for a period of up to twelve months following his separation date; b) $32,336 in payments to a continuing medical plan Mr. Baab had in place at the time he joined us; c) $6,624 in premiums paid by us on a supplemental long-term disability insurance policy; and d) $547 in taxable benefits for premiums paid by us on group term life insurance policy.
(6)	Represents a discretionary bonus earned by Mr. Baab in fiscal year 2008 but paid in April 2008.
(7)	All Other Compensation for Mr. Baab for fiscal year 2008 consists of the following: a) $26,100 in payments to a continuing medical plan Mr. Baab had in place at the time he joined us; and b) $547 in taxable benefits for premiums paid by us on a group term life insurance policy.
(8)	Mr. Wong joined the Company in July 2007, but did not start serving as an executive officer until April 22, 2008. Amount represents the prorated salary earned in fiscal year 2008. On May 19, 2009, Mr. Wong submitted his notice of resignation from TigerLogic Corporation. The Company has accepted Mr. Wong’s resignation which will become effective June 19, 2009.
(9)	Represents a discretionary bonus earned by Mr. Wong in fiscal year 2008 but paid in April 2008.
(10)	Represents taxable amount of premiums paid by us on group term life insurance policies for the benefit of all the Named Executive Officers.
(11)	Represents a discretionary bonus earned by Mr. Lim in fiscal year 2008 but paid in May 2008.

Outstanding Equity Awards at Fiscal Year-End Table

The following table summarizes the outstanding equity awards held by each Named Executive Officer as of March 31, 2009. The Named Executive Officers did not exercise any options during the fiscal year ended March 31, 2009.

	Option Awards
Name	Number of Securities Underlying Unexercised Options (#) Exercisable(1)	Number of Securities Underlying Unexercised Options (#) Unexercisable(1)		Option Exercise Price ($)	Option Expiration Date(1)
Richard W. Koe	—	—		$—
Carlton H. Baab	283,332	116,668	(2)	3.50	9/26/2009
	1,000,000	—		1.55	2/26/2011	(3)
	50,000	—		1.02	7/31/2009
Jeffrey L. Wong	145,835	104,165	(4)	3.36	7/09/2017
Thomas Lim	106,249	43,751	(5)	3.25	5/30/2016
	43,750	56,250	(6)	2.70	6/12/2017

(1)

Unless otherwise noted, the options vest at a rate of 25% one year from the date of grant and 1/48th each month thereafter and expire ten years from the date of grant. The vesting of options granted to Named Executive Officers may accelerate under specified conditions, as described in the “Employment Contracts and Termination of Employment and Change-in-Control Arrangements” section below. Option grants are priced using the closing Nasdaq market price on the date of Board approval, unless the option grants are approved when the Nasdaq market is closed, in which case the option grants are priced using the closing price of the next Nasdaq trading date.

(2)	This option was granted on May 10, 2006 and vests over four years, with 25% of the shares vesting on May 10, 2007 and 1/48th of the shares vesting each month thereafter. Mr. Baab resigned as President and Chief Executive Officer and as a Director of the Company on February 26, 2009. Pursuant to the separation and consulting agreement described in the “Employment Contracts and Termination of Employment and Change in Control Arrangements” section below. This option will continue to vest subject to his continued consulting services and will expire 30 days after the end of the consulting period.
(3)	This option was granted on September 24, 2001 and is fully vested. The option expires two years from the date of termination of employment for any reason, but in any event no later than September 23, 2011. As a result of Mr. Baab’s resignation as President and Chief Executive Officer and as a Director of the Company on February 26, 2009, this option will expire on February 26, 2011.
(4)	This option was granted on July 9, 2007 and vests over four years, subject to Mr. Wong’s continued employment, with 25% of the shares vesting on July 9, 2008 and 1/48th of the shares vesting each month thereafter, subject to acceleration of vesting as described in the “Employment Contracts and Termination of Employment and Change-in-Control Arrangements” section below. On May 19, 2009, Mr. Wong submitted his notice of resignation from TigerLogic Corporation. The Company has accepted Mr. Wong’s notice which will become effective June 19, 2009. This option will stop vesting on June 19, 2009 and will expire 90 days after such date.
(5)	This option was granted on May 30, 2006 and vests over four years, subject to Mr. Lim’s continued employment, with 25% of the shares vesting on May 30, 2007 and 1/48th of the shares vesting each month thereafter, subject to acceleration of vesting as described in the “Employment Contracts and Termination of Employment and Change-in-Control Arrangements” section below.
(6)	This option was granted on June 12, 2007 and vests over four years, subject to Mr. Lim’s continued employment, with 25% of the shares vesting on June 12, 2008 and 1/48th of the shares vesting each month thereafter, subject to acceleration of vesting as described in the “Employment Contracts and Termination of Employment and Change-in-Control Arrangements” section below.

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

On April 8, 2009, in connection with the prior appointment of Richard W. Koe as Interim President and Chief Executive Officer, we entered into an employment agreement with Mr. Koe. The employment agreement provides that Mr. Koe will receive base compensation of $240,000 per year beginning April 1, 2009, and that from his start date of February 26, 2009 until March 31, 2009, he received the minimum salary required by applicable law. We will reimburse Mr. Koe for his monthly payments for health insurance coverage for him, his spouse and his dependents, and Mr. Koe will also be eligible to participate in our other, customary, employee benefit plans, including dental, vision, and disability insurance plans. In the event the Board of Directors appoints a new President and Chief Executive Officer and Mr. Koe’s employment with us is terminated, Mr. Koe will be entitled to a lump sum payment equal to three months base salary, provided Mr. Koe agrees to execute and not revoke a release of claims agreement in a form acceptable to us. During his employment with us, Mr. Koe will continue to serve as the President of Astoria Capital Management, as the Managing General Partner of Astoria Capital Partners, L.P., and as a director on our Board of Directors.

Mr. Baab resigned as President and Chief Executive Officer and as a Director on February 26, 2009. In connection with Mr. Baab’s departure, Mr. Baab entered into a separation and consulting agreement with us, dated February 26, 2009 (the “Agreement”). Pursuant to the Agreement, we will provide certain benefits to Mr. Baab, including: (i) a lump sum payment equal to one year of base salary ($248,000) payable six months and one day after the date of the Agreement; (ii) reimbursement of COBRA premiums for dental and vision insurance for up to 12 months or, if earlier, until such time Mr. Baab ceases to be eligible for COBRA; (iii) reimbursement of health insurance premiums for up to 12 months or, if earlier, until such time Mr. Baab terminates such insurance coverage; and (iv) in the event that we pay a bonus within six months to certain employees specified in the Agreement, a bonus payment calculated as a percentage of Mr. Baab’s base salary in effect immediately prior to his resignation equivalent to the highest bonus payment made (as a percentage of base salary) to such specified employees. The Agreement also provides that Mr. Baab will serve as a consultant to us through August 27, 2009. During the consulting period, we will pay Mr. Baab an aggregate of $124,000 and the stock option granted to Mr. Baab’s on May 10, 2006 will continue to vest through the end of the consulting period and will expire 30 days after the end of the consulting period. The consulting relationship may be extended on a month-to-month basis, at our sole discretion. The Agreement contains a mutual release of claims and a mutual non-disparagement provision.

Effective June 13, 2007, we entered into an offer letter agreement with Mr. Wong. The offer letter provides for full vesting of Mr. Wong’s options upon an involuntary termination of his employment other than for cause or disability within twelve (12) months following a change of control, subject to his signing a general release in a commercially customary form prescribed by us. On May 19, 2009, Mr. Wong submitted his notice of resignation from TigerLogic Corporation. The Company has accepted Mr. Wong’s resignation which will become effective June 19, 2009.

Effective April 23, 2006, we entered into an offer letter agreement with Mr. Lim (the “Lim Offer Letter”). On December 18, 2008, the Board approved an amendment to the Lim Offer Letter primarily to bring the agreement into compliance with Section 409A of the Internal Revenue Code of 1986, as amended, and the regulations and other guidance promulgated thereunder. The amendment to the Lim Offer Letter provided for the removal of certain noncompetition provisions and the elimination of acceleration of equity awards other than in connection with a change of control of the Company. In accordance with the terms of the amended agreement, in the event that Mr. Lim is terminated as a result of an involuntary termination, other than for cause or disability, within twelve (12) months after a change of control, one hundred percent (100%) of the shares subject to the option granted in connection with his commencement of employment shall be vested on the date of Mr. Lim’s termination. In the event that Mr. Lim is terminated for any reason other than for cause, Mr. Lim shall receive a lump sum severance payment equal to six (6) months of his annual base salary as then in effect, and except for the acceleration of vesting provided in the event of a change of control, the vesting of his stock options shall cease as of the date of his termination. Mr. Lim’s receipt of severance benefits will be contingent upon his signing and not revoking a general release in a commercially customary form prescribed by us, his compliance with the non-solicitation provisions set forth in his offer letter and his compliance with the Company’s Employment Confidential Information, Invention Assignment, and Arbitration Agreement.

DIRECTOR COMPENSATION

We reimburse directors for travel and other out-of-pocket expenses incurred in attending Board meetings. Until June 2009, we did not pay cash compensation to our directors. On June 3, 2009, the Board approved a compensation program for the non-employee members of the Board effective that same date that provides for the following cash payments. Each non-employee director will be entitled to receive $1,000 for each Board meeting attended in-person; $500 for each Board meeting attended telephonically; and $250 for each meeting of the Committees of the Board. Richard W. Koe, the Company’s Chairman and Interim President and Chief Executive Officer, is not eligible to participate in this compensation program for so long as he is an employee of the Company. We do not have a formal equity compensation program for our non-employee directors, though they are eligible to participate in our equity incentive plans, and options had been granted to some of our directors in the past.

Director Compensation Table

Name	Option Awards ($)(1)		Total ($)
Richard W. Koe(2)	$—		$—
Gerald F. Chew(3)	21,504	(4)	21,504
Douglas G. Marshall(5)	21,504	(6)	21,504
Philip D. Barrett(7)	—		—

(1)

Amounts shown do not reflect compensation actually received by the directors. Instead, the amounts shown reflect the expense recognized by us in 2009 for option awards as determined pursuant to SFAS 123(R). These compensation costs include option awards granted in and prior to 2009. The assumptions used to calculate the value of the option awards are set forth in the notes to the consolidated financial statements in Item 8 of this Form 10-K (Note 6, under the subheading “Stock-Based Compensation”), with the exception that the “Estimated Forfeiture Rates” assumption used was zero in accordance with SEC instructions to Item 402(n)(2)(v) and (vi) of Regulation S-K. There were no forfeitures in fiscal year 2009 of option awards received by the named directors. Unless otherwise noted, the options vest at a rate of 25% one year from the date of grant and 1/48th each month thereafter and expire ten years from the date of grant. For all options awarded to directors, 100% of the shares subject to the options granted may immediately vest in the event of a Corporate Transaction, defined as any of the following transactions: (a) a merger or consolidation in which the Company is not the surviving entity, except for a transaction the principal purpose of which is to change the state in which the Company is incorporated; (b) the sale, transfer or other disposition of all or substantially all of the assets of the Company (including the capital stock of subsidiary corporations); (c) approval by the Company’s stockholders of any plan or proposal for complete liquidation or dissolution of the Company; (d) any reverse merger in which the Company is the surviving entity but in which securities possessing more than fifty percent (50%) of the total combined voting power of the Company’s outstanding securities are transferred to a person or persons different from those who held such securities immediately prior to such merger; or (e) acquisition by any person or related group of persons (other than the Company or by a Company-sponsored employee benefit plan) of beneficial ownership (within the meaning of Rule 13d-3 of the Exchange Act) of securities possessing more than fifty percent (50%) of the total combined voting power of the Company’s outstanding securities.

(2)	Mr. Koe’s security ownership is described in Item 12 hereof. Mr. Koe was appointed as Interim President and Chief Executive Officer on February 26, 2009. Mr. Koe continues to serve as Chairman of the Board.
(3)	Mr. Chew held a total of 136,825 outstanding option awards as of March 31, 2009.
(4)

Corresponds to an option grant on May 10, 2006 for 40,000 shares that vests over four years, subject to Mr. Chew’s continued service, with 25% of the shares vesting on May 10, 2007 and 1/48th of the shares vesting each month thereafter.

(5)	Mr. Marshall held a total of 136,825 outstanding option awards as of March 31, 2009.
(6)

Corresponds to an option grant on May 10, 2006 for 40,000 shares that vests over four years, subject to Mr. Marshall’s continued service, with 25% of the shares vesting on May 10, 2007 and 1/48th of the shares vesting each month thereafter.

(7)	Mr. Barrett’s security ownership is described in Item 12 hereof.

ITEM 12.	Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters

The following table sets forth, as of March 31, 2009, certain information with respect to the beneficial ownership of our voting securities by (i) any person (including any “group” as that term is used in Section 13(d)(3) of the Exchange Act) known by us to be the beneficial owner of more than five percent (5%) of any class of our voting securities, (ii) each director, (iii) each of the Named Executive Officers, and (iv) all of our current directors and executive officers as a group. As of March 31, 2009, there were 26,730,230 shares of issued and outstanding common stock. In computing the number and percentage of shares beneficially owned by a person, shares of common stock subject to options currently exercisable, or exercisable within sixty (60) days of March 31, 2009, are counted as outstanding, but these shares are not counted as outstanding for computing the percentage ownership of any other person.

Name and Address(1)	Number of Shares of Common Stock	Percent of Total Common Stock
5% Stockholders
Richard W. Koe(2)	14,959,556	56.0%
Astoria Capital Partners L.P.(3)	14,894,956	55.7%

Directors and Named Executive Officers
Carlton H. Baab(4)	1,349,999	4.8%
Philip D. Barrett(5)	330,029	1.2%
Gerald F. Chew(6)	156,825	*
Douglas G. Marshall(7)	150,655	*
Thomas Lim(8)	160,190	*
Jeffrey L. Wong(9)	118,709	*
All directors and executive officers as a group (8 persons)(10)	17,438,114	60.5%

*	Represents less than 1.0%

(1)	Except as otherwise indicated below, we believe the persons whose names appear in the table above have sole voting and investment power with respect to all shares of stock shown as beneficially owned by them, subject to applicable community property laws. Unless otherwise indicated below, the address of each beneficial owner listed in the table is c/o TigerLogic Corporation, 25A Technology Drive, Irvine, California 92618.
(2)	Shares above consist of 14,894,956 shares of Common Stock beneficially owned by Astoria, and 64,600 shares of Common Stock beneficially owned by Mr. Koe and ACM through an investment fund managed by ACM. Mr. Koe is the President and sole stockholder of ACM and Mr. Koe and ACM are the General Partners of Astoria. The Board appointed Mr. Koe as Interim President and CEO effective February 26, 2009. Mr. Koe also serves as Chairman of the Board.
(3)	The principal address of Astoria is 1675 SW Marlow Avenue, Suite 315 Portland, Oregon 97225.
(4)	Shares above consist of options to purchase 1,349,999 shares of Common Stock exercisable within 60 days of March 31, 2009, held by Mr. Baab. Mr. Baab resigned effective February 26, 2009. In connection with Mr. Baab’s departure, Mr. Baab entered into a separation and consulting agreement with us, pursuant to which Mr. Baab’s outstanding stock options will continue to vest during the consulting period through August 27, 2009. The principal address of Mr. Baab is P.O. Box 3686, Saratoga, CA 95070
(5)

The principal address for Mr. Barrett is P.O. Box 1000, Camas, Washington 98607. Includes 294,141 shares of Common Stock owned by the Philip and Debra Barrett Charitable Trust and 35,888 shares of Common Stock owned by the Philip Barrett Family Charitable Trust. Mr. Barrett serves as a trustee for each Trust. Subsequent to the fiscal year ended March 31, 2009, Mr. Barrett received an option grant on June 4, 2009 for 50,000 shares that vests over four years, subject to his continued service, with 25% of the shares vesting on June 4, 2010 and 1/48th of the shares vesting each month thereafter. The option grant is not included in the table above as no shares were exercisable within 60 days of March 31, 2009.

(6)	Includes options to purchase 126,825 shares of Common Stock exercisable within 60 days of March 31, 2009, held by Mr. Chew.
(7)	Includes options to purchase 126,825 shares of Common Stock exercisable within 60 days of March 31, 2009, held by Mr. Marshall.
(8)	Includes options to purchase 157,290 shares of Common Stock exercisable within 60 days of March 31, 2009, held by Mr. Lim.
(9)	Includes options to purchase 114,582 shares of Common Stock exercisable within 60 days of March 31, 2009, held by Mr. Wong. On May 19, 2009, Mr. Wong submitted his notice of resignation from TigerLogic Corporation. The Company has accepted Mr. Wong’s resignation which will become effective June 19, 2009.
(10)	Includes an aggregate of 2,080,854 shares of Common Stock issuable upon exercise of options exercisable within 60 days of March 31, 2009.

Information Regarding Equity Compensation Plans

All of our equity compensation plans have been approved by our stockholders. Our equity compensation plans and activities are more fully discussed in the notes to the consolidated financial statements in Item 8 of this Form 10-K.

Equity Compensation Plan Information

Plan Category	Number of securities to be issued upon exercise of outstanding options, warrants and rights		Weighted-average exercise price of outstanding options, warrants and rights	Number of securities remaining available for future issuance under equity compensation plans (excluding securities reflected in column (a))
	(a)		(b)	(c)
Equity compensation plans approved by security holders	4,088,635	(1)	$3.07	4,201,925	(2)
Equity compensation plans not approved by security holders	N/A		N/A	N/A

Total	4,088,635			4,201,925

(1)	Represents shares of common stock that may be issued pursuant to outstanding options granted under the 1999 Stock Option Plan. On February 25, 2009, at the 2009 Annual Meeting, our stockholders approved our 2009 Equity Incentive Plan (the “2009 Plan”); following which the 1999 Stock Option Plan (“1999 Plan”) was terminated, except as to options then issued and outstanding. As of March 31, 2009, there were no outstanding options granted under the 2009 Plan.
(2)	Represents shares of common stock that may be issued pursuant to options available for future grant under the following plans: 3,759,221 shares under the 2009 Plan and 442,704 shares of common stock available for purchase by employees under the 2001 Employee Stock Purchase Plan. The total number of shares available for issuance under the 2009 Plan at adoption date is based on the number of shares that have been reserved but not issued under the 1999 Plan, the shares under the 1999 Plan which expired, were cancelled or were forfeited, and the annual share reserve increase. Included in the 2009 Plan is the provision for the annual automatic share reserve increase on the last day of each fiscal year in an amount equal to the lesser of (a) 3% of the Company’s total outstanding shares on the last day of the Company’s fiscal year, (b) 2,000,000, or (c) such lesser amount as determined in the sole and absolute discretion of the Board.

ITEM 13.	Certain Relationships and Related Transactions, and Director Independence

A description of the terms of the Separation and Consulting Agreement between us and Mr. Baab, the offer letter agreements between us and Mr. Wong, and between us and Mr. Lim, and the employment agreement between us and Mr. Koe may be found under the caption “Employment Contracts and Termination of Employment and Change-in-Control Arrangements” in Item 11 hereof. In addition, we have entered into an expense reimbursement agreement with Astoria, our largest stockholder, in connection with Mr. Koe’s appointment as our Interim President and Chief Executive Officer, pursuant to which we agreed to reimburse Astoria for a portion of overhead costs and expenses related to the use by Mr. Koe of Astoria’s premises and office equipment while performing his employment duties for us. The agreement will terminate 90 days after Mr. Koe is either no longer employed by us or is no longer performing services for us from Astoria’s premises. Mr. Koe also serves as President of Astoria. Since the start of the agreement on April 1, 2009, we have reimbursed Astoria approximately $6,000 per month, and we do not anticipate any material changes in this amount.

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

The Board has determined that all of our directors, other than Mr. Koe, are “independent” for purposes of the applicable rules and regulations of the Securities and Exchange Commission and the applicable rules of the Nasdaq listing standards. We rely on the NASD Rule 4350(c)(5) because Mr. Koe serves on both the Compensation Committee and the Nominating and Corporate Governance Committee. We are a “Controlled Company” as defined in such Rule because more than 50% of the voting power is held by Astoria. The Board has determined that the members of the Audit Committee are “independent” for purposes of the applicable rules and regulations of the Securities and Exchange Commission and the applicable rules of the Nasdaq listing standards. The Board has determined that the members of the Compensation Committee, other than Mr. Koe, are “independent” for purposes of the applicable rules and regulations of the Securities and Exchange Commission and the applicable rules of the Nasdaq listing standards. The Board has determined that the members of the Corporate Governance and Nominating Committee, other than Mr. Koe, are “independent” for purposes of the applicable rules and regulations of the Securities and Exchange Commission and the applicable rules of the Nasdaq listing standards.

ITEM 14.	Principal Accounting Fees and Services

The following table presents the aggregate fees billed for the indicated services performed by KPMG LLP during the 2009 and 2008 fiscal years.

	2009	2008
Audit Fees	$514,496	$506,608
Tax Fees	95,448	79,868

Total	$609,944	$586,476

Audit Fees. Audit Fees relate to professional services rendered in connection with the audit of our annual financial statements, quarterly review of financial statements included in our 10-Q, and audit services provided in connection with other statutory and regulatory filings.

Tax Fees. Tax Fees include professional services related to tax compliance, tax advice and tax planning and transfer pricing consultation, including the preparation of federal and state tax returns.

The Audit Committee pre-approved all of the services provided by KPMG LLP in fiscal years 2009 and 2008. Pursuant to the Audit Committee Charter, the Audit Committee must pre-approve audit and non-audit services to be provided to us by the independent auditor, or subsequently approve non-audit services in those circumstances where a subsequent approval is necessary and permissible.

The Audit Committee has determined that the rendering of all the services described above by KPMG LLP was compatible with maintaining the auditors’ independence.

PART IV

ITEM 15.	Exhibits, Financial Statement Schedules

Financial Statement Schedules

None

Exhibits

Exhibit	Description
3.1	Amended and Restated Certificate of Incorporation of the Registrant dated November 29, 2005 (included as Exhibit 3.1 to the Registrant’s Form 8-K filed with the Commission on November 30, 2005 and incorporated herein by reference).

3.2	Amended and Restated Bylaws of the Registrant, dated November 28, 2005 (included as Exhibit 3.2 to the Registrant’s Form 8-K filed with the Commission on November 30, 2005 and incorporated herein by reference).

3.3	Certificate of Designations dated March 31, 1999, as corrected (included as Exhibit 3.1 to the Registrant’s Form 8-K filed with the Commission on April 5, 1999 and incorporated herein by reference).

3.4	Certificate of Ownership and Merger dated April 17, 2008 (included as Exhibit 3.1 to the Registrant’s Form 8-K filed with the Commission on April 21, 2008 and incorporate herein by reference).

3.5	Composite Certificate of Incorporation (included as Exhibit 3.2 to the Registrant’s Form 8-K filed with the Commission on April 21, 2008 and incorporated herein by reference).

4.1	Registration Rights Agreement by and among the Registrant, Astoria Capital Partners, L.P., Harrison H. Augur, Keogh MP and Robert D. van Roijen dated as of December 4, 2000 (included as Exhibit 4.3 to the Registrant’s Form 10-QSB filed with the Commission on August 13, 2002 and incorporated herein by reference), as amended on April 1, 2003 (see Exhibit 4.2 below).

4.2	Sixth Amendment to the Registration Rights Agreement by and among the Registrant, Astoria Capital Partners, L.P., Harrison H. Augur, Keogh MP and Robert D. van Roijen dated as of April 1, 2003 (included as Exhibit 4.3 to the Registrant’s Form 10-KSB filed with the Commission on June 6, 2003 and incorporated herein by reference).

Exhibit	Description
4.3	Registration Rights Agreement by and between the Registrant and Astoria Capital Partners, L.P., dated as of September 27, 2001, as amended on April 3, 2002 (included as Exhibit 4.2 to the Registrant’s Form 10-QSB filed with the Commission on August 13, 2002 and incorporated herein by reference).

4.4	Third Amendment to Registration Rights Agreement by and between the Registrant and Astoria Capital Partners, L.P., dated as of September 27, 2001, as amended on January 30, 2003 (included as Exhibit 4.3 to the Registrant’s Form 8-K filed with the Commission on January 30, 2003 and incorporated herein by reference).

4.5	Specimen Common Stock Certificate (included as Exhibit 4.1 to the Registrant’s Form 8-K filed with the Commission on April 21, 2008 and incorporated herein by reference).

10.1*	1999 Stock Option Plan, as amended on November 28, 2005, Form of Notice of Stock Option Agreement and Form of Stock Option Agreement (included as Exhibit 10.1 to the Registrant’s Form 8-K filed with the Commission on November 30, 2005 and incorporated herein by reference).

10.2*	2001 Employee Stock Purchase Plan as amended on December 28, 2001 (included as Exhibit 10.1 to the Registrant’s Form 10-QSB filed with the Commission on March 21, 2002 and incorporated herein by reference).

10.3*	Option Agreement dated September 24, 2001, between the Registrant and Carlton H. Baab (included as Exhibit 10.22 of Registrant’s Form 10-QSB filed with the Commission on November 14, 2001 and incorporated herein by reference).

10.4*	Form of Indemnification Agreement entered into with officers and directors of Registrant (included as Exhibit 10.2 to the Registrant’s Form 10-QSB filed with the Commission on March 21, 2002 and incorporated herein by reference).

10.5*	Severance and Change of Control Agreement, dated April 5, 2003, between the Registrant and Carlton H. Baab (included as Exhibit 10.12 to the Registrant’s Form 10-KSB filed with the Commission on June 6, 2003 and incorporated herein by reference).

10.6	Lease Agreement dated November 9, 2004 between Registrant and The Irvine Company (included as Exhibit 10.1 to the Registrant’s Form 10-QSB filed with the Commission on November 9, 2004 and incorporated herein by reference).

10.7*	Offer Letter, dated April 22, 2006, between the Registrant and Thomas G. Lim (included as Exhibit 10.1 to the Registrant’s Form 8-K filed with the Commission on April 27, 2006 and incorporated herein by reference).

10.9*	Offer Letter Agreement, effective July 9, 2007 between the Registrant and Jeffrey L. Wong (included as Exhibit 10.9 to the Registrant’s Form 10-KSB filed with the Commission on June 24, 2008 and incorporated herein by reference).

10.10*	Amended Change of Control and Severance Agreement, dated December 18, 2008, between the Registrant and Carlton H. Baab (included as Exhibit 10.2 to the Registrant’s Form 8-K filed with the Commission on December 19, 2008 and incorporated herein by reference).

10.11*	Amendment to Offer Letter dated December 18, 2008 by and between the Company and Thomas G. Lim (included as Exhibit 10.2 to the Registrant’s Form 8-K filed with the Commission on December 19, 2008 and incorporated herein by reference).

10.12*	TigerLogic Corporation 2009 Equity Incentive Plan and form of stock option agreement thereunder (included as Exhibit 10.1 to the Registrant’s Form 8-K filed with the Commission on February 26, 2009 and incorporated herein by reference).

10.13*	Employment Agreement dated April 8, 2009 between the Company and Richard W. Koe (included as Exhibit 10.1 to the Registrant’s Form 8-K filed with the Commission on April 9, 2009 and incorporated herein by reference).

10.14*	Separation and Consulting Agreement dated February 26, 2009 by and between the Company and Carlton H. Baab.

21.1	Subsidiaries of the Registrant (included as Exhibit 21.1 to the Registrant’s Form 10-KSB filed with the Commission on June 28, 2002 and incorporated herein by reference).

Exhibit	Description
23.1	Consent of Independent Registered Public Accounting Firm.

24.1	Power of Attorney (included in the signature page and incorporated herein by reference).

31.1	Certification of Chief Executive Officer.

31.2	Certification of Chief Financial Officer.

32.1	Certification of Chief Executive Officer and Chief Financial Officer Pursuant to 18 U.S.C. 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

*	Indicates management contracts or compensatory plans and arrangements filed pursuant to Item 601 of Regulation S-K under the Exchange Act.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

TIGERLOGIC CORPORATION

By:	/s/ THOMAS LIM
Thomas Lim
Chief Financial Officer

Date:	June 23, 2009

POWER OF ATTORNEY

KNOW ALL PERSONS BY THESE PRESENTS, that each person whose signature appears below constitutes and appoints Richard W. Koe and Thomas Lim, and each or any one of them, as his true and lawful attorney-in-fact and agent, with full power of substitution and resubstitution, for him and in his name, place and stead, in any and all capacities, to sign any and all amendments to this Annual Report on Form 10-K, and to file the same, with all exhibits thereto, and other documents in connection therewith, with the Securities and Exchange Commission, granting unto said attorneys-in-fact and agents, and each of them, full power and authority to do and perform each and every act and thing requisite and necessary to be done in connection therewith, as fully to all intents and purposes as he might or could do in person, hereby ratifying and confirming that all said attorneys-in-fact and agents, or any of them or their or his substitute or substituted, may lawfully do or cause to be done by virtue hereof.

In accordance with the Securities Exchange Act of 1934, as amended, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.

Signatures	Title	Date

/s/ RICHARD W. KOE Richard W. Koe	Director, Interim President and Chief Executive Officer (Principal Executive Officer)	June 23, 2009

/s/ THOMAS LIM Thomas Lim	Chief Financial Officer (Principal Financial and Accounting Officer)	June 23, 2009

/s/ GERALD F. CHEW Gerald F. Chew	Director	June 23, 2009

/s/ DOUGLAS G. MARSHALL Douglas G. Marshall	Director	June 23, 2009

/s/ PHILIP D. BARRETT Philip D. Barrett	Director	June 23, 2009

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

The Board of Directors and Stockholders

TigerLogic Corporation:

We have audited the accompanying consolidated balance sheets of TigerLogic Corporation (formerly, Raining Data Corporation) and subsidiaries as of March 31, 2009 and 2008, and the related consolidated statements of operations, cash flows, and stockholders’ equity and comprehensive loss for each of the years in the three-year period ended March 31, 2009. These consolidated financial statements are the responsibility of TigerLogic Corporation’s management. Our responsibility is to express an opinion on these consolidated financial statements based on our audits.

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

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of TigerLogic Corporation and subsidiaries as of March 31, 2009 and 2008, and the results of their operations and their cash flows for each of the years in the three-year period ended March 31, 2009, in conformity with U.S. generally accepted accounting principles.

/s/    KPMG LLP

Mountain View, California

June 23, 2009

TIGERLOGIC CORPORATION AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS

	March 31, 2009	March 31, 2008
	(In thousands, except share data)
ASSETS

Current assets
Cash and cash equivalents	$12,282	$14,065
Trade accounts receivable, less allowance for doubtful accounts of $90 in 2009 and $271 in 2008	881	1,845
Other current assets	389	439

Total current assets	13,552	16,349

Property, furniture and equipment-net	849	1,053
Goodwill	26,388	26,388
Deferred tax assets	383	460

Other assets	161	142

Total assets	$41,333	$44,392

LIABILITIES AND STOCKHOLDERS’ EQUITY

Current liabilities
Accounts payable	$161	$424
Accrued liabilities	2,090	2,659
Deferred revenue	4,531	5,257

Total current liabilities	6,782	8,340
Long-term debt-net of discount	—	977

Total liabilities	6,782	9,317

Commitments and contingencies

Stockholders’ equity
Series A convertible preferred stock: $1.00 par value; 5,000,000 shares authorized; none issued or outstanding at March 31, 2009 and 2008	—	—

Common stock: $0.10 par value; 100,000,000 shares authorized; 26,730,230 and 26,252,319 issued and outstanding as of March 31, 2009 and 2008, respectively	2,673	2,625
Additional paid-in-capital	129,684	126,610
Accumulated other comprehensive income	2,861	1,367
Accumulated deficit	(100,667)	(95,527)

Total stockholders’ equity	34,551	35,075

Total liabilities and stockholders’ equity	$41,333	$44,392

See accompanying notes to the consolidated financial statements.

TIGERLOGIC CORPORATION AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF OPERATIONS

For the Years Ended March 31, 2009, 2008 and 2007

	2009	2008	2007
	(In thousands, except per share data)
Net revenues
Licenses	$5,336	$7,974	$6,859
Services	10,916	11,798	11,885

Total net revenues	16,252	19,772	18,744

Operating expenses
Cost of license revenues	29	28	99
Cost of service revenues	1,652	1,824	2,117
Selling and marketing	5,425	5,772	5,466
Research and development	7,561	7,820	9,295
General and administrative	5,097	4,851	3,866

Total operating expenses	19,764	20,295	20,843

Operating loss	(3,512)	(523)	(2,099)
Other income (expense)
Interest income (expense)-net	147	(205)	(837)
Other income (expense)-net	(1,796)	350	72

Total other income (expense)	(1,649)	145	(765)

Loss before income taxes	(5,161)	(378)	(2,864)
Income tax provision (benefit)	(21)	(47)	94

Net loss	$(5,140)	$(331)	$(2,958)

Basic and diluted net loss per share	$(0.19)	$(0.01)	$(0.14)

Shares used in computing basic and diluted net loss per share	26,600	23,647	20,986

See accompanying notes to the consolidated financial statements.

TIGERLOGIC CORPORATION AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS

For the Years Ended March 31, 2009, 2008 and 2007

	2009	2008	2007
	(In thousands)
Cash flows from operating activities:
Net loss	$(5,140)	$(331)	$(2,958)
Adjustments to reconcile net loss to net cash provided by (used in) operating activities:
Depreciation and amortization of long-lived assets	416	282	318
Provision for (recovery from) bad debt	(51)	90	1
Note discount amortization	—	98	83
Stock-based compensation expense	1,415	1,219	911
Income tax (benefit) expense	(21)	(47)	94
Foreign currency exchange (gain) loss	1,801	(299)	(18)
Change in assets and liabilities:
Trade accounts receivable	790	(179)	375
Other current and non-current assets	27	(21)	(68)
Accounts payable	(215)	251	(279)
Accrued liabilities	(264)	488	1,145
Deferred revenue	(443)	300	98

Net cash provided by (used in) operating activities	(1,685)	1,851	(298)

Cash flows used in investing activities-purchase of property, furniture and equipment	(573)	(171)	(87)

Cash flows from financing activities:
Proceeds from exercise of stock options	586	537	1,007
Proceeds from issuance of common stock	144	118	179
Repayment of debt	—	(1)	—

Net cash provided by financing activities	730	654	1,186

Effect of exchange rate changes on cash	(255)	77	64

Net increase (decrease) in cash and cash equivalents	(1,783)	2,411	865
Cash and cash equivalents at beginning of period	14,065	11,654	10,789

Cash and cash equivalents at end of period	$12,282	$14,065	$11,654

Non-cash financing activities:
Accrued interest added to debt	$—	$588	$1,161
Conversion of debt to common stock	$977	$23,858	$—

See accompanying notes to the consolidated financial statements.

TIGERLOGIC CORPORATION AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY AND COMPREHENSIVE LOSS

For the Years Ended March 31, 2009, 2008 and 2007

(in thousands, except share amounts)

	Common Stock		Additional Paid-In	Accumulated Other Comprehensive	Accumulated	Stockholders’	Comprehensive
	Shares	Amount	Capital	Income	Deficit	Equity	Loss
Balances March 31, 2006	20,644,576	$2,064	$99,341	$1,234	$(92,543)	$10,096
Stock option and purchase plan issuances	539,826	54	1,133			1,187
SAB 108 cumulative effect adjustment					305	305
Stock-based compensation			911			911
Net loss					(2,958)	(2,958)	$(2,958)
Foreign currency translation adjustments				378		378	378

Comprehensive loss							$(2,580)

Balances March 31, 2007	21,184,402	2,118	101,385	1,612	(95,196)	9,919
Stock option and purchase plan issuances	288,317	29	626			655
Stock-based compensation			1,219			1,219
Conversion of debt to common stock	4,779,600	478	23,380			23,858
Net loss					(331)	(331)	$(331)
Foreign currency translation adjustments				(245)		(245)	(245)

Comprehensive loss							$(576)

Balances March 31, 2008	26,252,319	2,625	126,610	1,367	(95,527)	35,075
Stock option and purchase plan issuances	249,782	28	702			730
Stock-based compensation			1,415			1,415
Conversion of debt to common stock	195,400	20	957			977
Net loss					(5,140)	(5,140)	$(5,140)
Foreign currency translation adjustments				1,494		1,494	1,494

Comprehensive loss							$(3,646)

Balances March 31, 2009	26,697,501	$2,673	$129,684	$2,861	$(100,667)	$34,551

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

The Company’s principal business is the design, development, sale, and support of four software product lines: Yolink, XDMS, MDMS, and RAD software tools. The Company’s products are sold to in-house corporate development teams, commercial application developers, system integrators, independent software vendors, value added resellers and independent consultants. In addition to computer software products, the Company provides continuing maintenance and customer support and, to a lesser extent, professional services and training.

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

Effective April 1, 2007, the Company adopted FIN 48 which provides that a tax benefit from an uncertain tax position may be recognized when it is more likely than not that the position will be sustained upon examination, including resolutions of any related appeals or litigation processes, based on the technical merits. Income tax positions must meet a more-likely-than-not recognition threshold at the effective date to be recognized upon the adoption of FIN 48 and in subsequent periods. Developments such as case law, changes in tax law, new rulings or regulations issued by taxing authorities, and interactions with the taxing authorities could affect whether a position should be recognized or the amount that should be reported.

Interest and penalties would accrue if the uncertain tax position were not sustained. Interest would start to accrue in the period in which it would begin accruing under the relevant tax law, and the amount of interest expense to be recognized would be computed by applying the applicable statutory rate of interest to the difference between the tax position recognized and the amount previously taken or expected to be taken in a tax return. Penalties would accrue in the first period in which the position was taken (or is expected to be taken) on a tax return that would give rise to the penalty. Interest and penalties are classified as income tax expense. Unrecognized tax benefits and the related interest and penalty exposure would result in a recognition of a liability. This liability is separate from the deferred tax component on the balance sheet and would be classified as long-term unless payment is expected within the next twelve months. See note 8 for a description of the impact of this adoption on our consolidated financial position and results of operations.

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

Stock-Based Compensation—Effective April 1, 2006, the Company adopted the fair value recognition provisions of SFAS No. 123(R), “Share-Based Payment,” (“SFAS No. 123(R)”). SFAS No. 123(R) generally requires share-based payments, including grants of stock options and other equity awards, to be recognized in the consolidated financial statements based on their fair values. In addition, SFAS No. 123(R) requires the benefits of tax deductions in excess of recognized compensation expense to be reported as a financing cash flow, rather than as an operating cash flow as prescribed under previous accounting rules. In its adoption, the Company elected to use the modified prospective method, under which compensation expense is recognized for all share-based awards granted after March 31, 2006 and for all awards granted prior to April 1, 2006, that were unvested on the date of adoption, as adjusted for estimated forfeitures. The Company recognizes compensation expense for share-based awards ratably over the vesting period and purchase period, respectively.

Net Loss Per Share—Basic and diluted loss per share is computed using the net loss and the weighted average number of common shares outstanding during the period. Potential dilutive common shares include, for some or all of the periods presented, outstanding stock options and warrants, convertible debt, and convertible preferred stock. There were 4,088,635, 4,540,491, and 4,228,637 outstanding options to purchase shares of the Company’s common stock with exercise prices ranging from $0.85 to $17.00 per share as of March 31, 2009, and $0.75 to $17.00 per share as of March 31, 2008 and 2007, respectively. There were no shares of preferred stock outstanding at March 31, 2009, 2008 and 2007. There was no convertible debt outstanding at March 31, 2009. There was convertible debt outstanding at March 31, 2008 and 2007, which was converted into 195,439, and 4,830,084 shares of common stock, respectively. The total of these items were not included in the computation of diluted loss per share because their effect would have been anti-dilutive.

Concentration of Credit Risk—The Company supports computer software systems worldwide in diversified industries, primarily through system integrators and value added resellers. On an ongoing basis, the Company performs credit evaluations of its customer’s financial condition and generally requires no collateral. No single customer accounted for more than 10% of revenues during the fiscal years ended March 31, 2009, 2008 and 2007.

Foreign Currency Translation—The local currency is used as the functional currency for purposes of translating the financial statements of the Company’s foreign subsidiaries into the reporting currency. Assets and liabilities of these subsidiaries are translated at the exchange rate in effect at each year-end. Income statement accounts are translated at the average rate of exchange prevailing during the year. Translation adjustments arising from the use of differing exchange rates from period to period are included in accumulated other comprehensive income in stockholders’ equity. Gains and losses resulting from foreign currency transactions are included in other income (expense). Material foreign currency losses resulted from a significant intercompany balance outstanding denominated in British Pound, which deteriorated significantly against the U.S. Dollar in fiscal year 2009.

The Company’s revenues generated through its offices located outside of the United States of America were approximately 32%, 34% and 31% of total revenue for the fiscal year ended March 31, 2009, 2008 and 2007, respectively.

Comprehensive Loss—Comprehensive loss encompasses all changes in equity other than those with stockholders and consists of net loss and foreign currency translation adjustments. For the subsidiaries located in Germany and United Kingdom, the Company does not provide for U.S. income taxes on foreign currency translation adjustments because it does not provide for such taxes on undistributed earnings of these foreign subsidiaries. For its French subsidiary, the Company provides for U.S. taxes on foreign currency translation adjustments for distributed earnings.

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

Recently Issued Accounting Standards

In April 2009, the FASB issued FASB Staff Position (“FSP”) No. FAS 141(R)-1 (“FAS 141(R)-1”), Accounting for Assets Acquired and Liabilities Assumed in a Business Combination That Arise from Contingencies. FAS 141(R)-1 amends and clarifies FASB Statement No. 141 (revised 2007), Business Combinations, to address application issues on initial recognition and measurement, subsequent measurement and accounting, and disclosure of assets and liabilities arising from contingencies in a business combination. This FSP is effective for assets or liabilities arising from contingencies in business combination for which the acquisition date is on or after the beginning of the first annual reporting period beginning on or after December 15, 2008. Management of the Company can not determine at this time what effect the adoption of FAS 141(R)-1 will have on its future consolidated results of operations and financial condition.

In June 2008, the FASB issued FSP No. EITF 03-6-1 (“EITF 03-6-1”), Determining Whether Instruments Granted in Share-Based Payment Transactions Are Participating Securities. EITF 03-6-1 addresses whether instruments granted in share-based payment transactions are participating securities prior to vesting and, therefore, need to be included in the earnings allocation in computing earnings per share (“EPS”) under the two-class method described in paragraph 60 and 61 of FASB Statement No. 128, Earnings per Share. The guidance in this FSP applies to the calculation of EPS under FASB Statement No. 128 for share-based payment awards with rights to dividends or dividend equivalents. EITF 03-6-1 is effective for financial statements issued for fiscal years beginning after December 13, 2008, and interim periods within those years. Management of the Company does not expect this statement to have a material impact in its future calculation of EPS.

In May 2008, the FASB issued FSP No. APB 14-1 (“APB 14-1”), Accounting for Convertible Debt Instruments That May be Settled in Cash upon Conversion (Including Partial Cash Settlement). APB 14-1 specifies that issuers of such instruments should separately account for the liability and equity components in a manner that will reflect the entity’s nonconvertible debt borrowing rate when interest cost is recognized in subsequent periods. APB 14-1 is effective for fiscal years beginning after December 15, 2008 and interim periods within those fiscal years, and must be applied retrospectively to all periods presented. Management of the Company is evaluating the impact of this statement on the Company’s historical consolidated results of operations and financial condition.

In December 2007, the FASB issued SFAS No. 141(R) (“SFAS No. 141(R)”, “Business Combinations”. This statement requires an acquirer to recognize the assets acquired, the liabilities assumed, and any non-controlling interest in the acquiree at the acquisition date, measured at their fair values as of that date. SFAS No. 141(R) also establishes disclosure requirements to enable the evaluation of the nature and financial effects of the business combination. SFAS No. 141(R) is effective for fiscal years beginning after December 15, 2008. A portion of the Company’s net operating loss carryforwards are attributable to preacquisition periods. A full valuation allowance has been recorded against these deferred tax assets because their realization is not likely. If they were realized, though, the reduction of any valuation allowance related to preacquisition net operating loss carryforwards would be recorded as a reduction of income tax expense under SFAS No. 141(R). Management of the Company cannot determine at this time what other effects the adoption of SFAS No. 141(R) may have on its future consolidated results of operations and financial condition.

In September 2006, the FASB issued SFAS No. 157 (“SFAS No. 157”), “Fair Value Measurements”. This statement defines fair value, establishes a framework for measuring fair value in generally accepted accounting principles, and expands disclosures about fair value measurements. It also applies under other accounting pronouncements that require or permit fair value measurement as a relevant attribute. SFAS No. 157 is effective for financial statements issued for fiscal years beginning after November 15, 2007, and all interim periods within that fiscal year. For nonfinancial assets and liabilities that are recognized or disclosed at fair value on a nonrecurring basis, there is a one year deferral of the effective date. The implementation of SFAS No. 157 for financial assets and financial liabilities, effective December 31, 2007, did not have a material impact on the Company’s consolidated financial statements. Under Level 1 measurement, the Company’s cash equivalents, consisting of investments in money market mutual funds, were $0 and $6.5 million at March 31, 2009 and 2008, respectively, with no gain or loss (realized or unrealized) for the fiscal years ended March 31, 2008 and 2009. Level 1 inputs are defined as quoted prices (unadjusted) in active markets for identical assets or liabilities that the reporting entity has the ability to access at the measurement date. During fiscal year 2009, the Company converted all of its investment balances in money market mutual funds into cash. As such, there were no cash equivalents at March 31, 2009. Management of the Company is evaluating the impact of SFAS No. 157 for nonfinancial assets and nonfinancial liabilities on the Company’s consolidated results of operations and financial condition.

3. Property, Furniture and Equipment

Property, furniture and equipment at March 31 consisted of (in thousands):

	2009	2008
Land and buildings	$609	$855
Office equipment, furniture and fixtures	5,003	5,615

Total	5,612	6,470
Accumulated depreciation and amortization	(4,763)	(5,417)

Property, furniture and equipment, net	$849	$1,053

4. Goodwill

The following table presents details of the Company’s goodwill (in thousands):

Balance at March 31, 2007	$26,751
Impact from recognition of preacquisition tax assets	(363)

Balance at March 31, 2008	$26,388

Balance at March 31, 2009	$26,388

The changes in goodwill for the periods presented are a result of utilizing net operating loss carryforwards acquired in business combinations of approximately $71,000 in fiscal year 2008. In addition, during fiscal year 2008, the Company released a portion of the valuation allowance previously recorded against the deferred tax assets which resulted in a reduction in goodwill of approximately $292,000. See note 8 for further discussion on the release of the valuation allowance.

5. Debt

Long-Term Debt

Long-term debt of the Company as of March 31, 2008 consisted of (in thousands):

Subordinated convertible notes payable	$965
Plus accrued interest	12

Total notes payable	$977

In January 2003, the Company entered into a Note Exchange Agreement (the “Exchange Agreement”) with Astoria to replace the existing Secured Promissory Note, as amended, with a Convertible Subordinated Note. Under the terms of the Exchange Agreement, the Secured Promissory Note was exchanged and replaced with a Convertible Subordinated Note having a principal amount of $22.1 million, which principal amount was equal to the outstanding principal and accrued interest payable on the Secured Promissory Note as of the date of the Exchange Agreement. In October 2005, Astoria assigned a portion of its Common Stock holdings totaling 870,536 shares and a portion of the Subordinated Convertible Note, totaling $1,751,832, to two of its limited partners. As such, the Company issued an Amended and Restated Note to Astoria for $20,749,581 and corresponding notes directly to the limited partners for $862,979 and $888,853, respectively. The Convertible Subordinated Notes were convertible into common stock at any time, at the option of the holder, at a price of $5.00 per share. The Convertible Subordinated Notes had a maturity date of May 30, 2008, extending the May 30, 2003 maturity date of the Secured Promissory Note. The interest rate of the Convertible Subordinated Notes was 5% per annum as compared to an interest rate of 10% per annum under the Secured Promissory Note. The interest was payable quarterly at the Company’s option in cash or through increases to the outstanding principal of the Convertible Subordinated Notes.

On December 14, 2004, the Company entered into an Agreement Regarding Amended and Restated Common Stock Purchase Warrant and 5% Convertible Subordinated Note Due 2008 with Astoria whereby the Company could redeem, in part, the Convertible Subordinated Note in advance of January 30, 2005. On December 14, 2004, Astoria exercised its warrant in the amount of $2,670,904. In lieu of a cash payment, the Company used the proceeds of the exercise to pay down a portion of the indebtedness to Astoria. The pay down consisted of $247,129 for accrued and unpaid interest, and $2,423,775 as a reduction of principal of the Convertible Subordinated Note. Unlike the Secured Promissory Note, the Convertible Subordinated Notes were not secured by the Company’s assets.

On October 4, 2007, the Company received a conversion notice from Astoria, on October 5, 2007, the Company received a conversion notice from GFAM, and on April 10, 2008, the Company received a conversion notice from CAM, each electing to convert its Convertible Subordinated Note in full. As a result, $22,917,000 of outstanding principal owed to Astoria under its Convertible Subordinate Note was converted into 4,583,400 shares of the Company’s common stock, $981,000 of outstanding principal owed to GFAM under its Convertible Subordinated Note was converted into 196,200 shares of the Company’s common stock, and $977,000 of outstanding principal owed to CAM under its Convertible Subordinated Note was converted into 195,400 shares of the Company’s common stock. Per the terms of the Convertible Subordinated Notes, the Company made a cash payment to Astoria, GFAM, and CAM of approximately $13,181, $1,264, and $1,531, respectively, for amounts outstanding under the Convertible Subordinated Notes that were not converted into shares of common stock. Following the conversion of such Convertible Subordinated Notes and the cash payment to Astoria, GFAM, and CAM, the Convertible Subordinated Notes held by Astoria, GFAM, and CAM were cancelled. There was no outstanding debt balance at March 31, 2009.

Net interest expense is comprised of the following components (in thousands):

	Years Ended March 31,
	2009	2008	2007
Interest expense	$7	$700	$1,264
Interest income	(154)	(495)	(427)

Net interest (income) expense	$(147)	$205	$837

Line of Credit

The Company had a two year credit facility with Silicon Valley Bank which provided for borrowing of up to $1.5 million at an annual interest rate of Prime plus 1.0%, provided that the annual interest rate shall never be less than 5%. The credit facility was collateralized by the Company’s assets and expired in February 2008. The Company did not renew this credit facility and there were no borrowings outstanding at the time of expiration or during the terms of the facility.

6. Stockholder’s Equity

Series A Convertible Preferred Stock

The Company had 5,000,000 shares of Series A convertible preferred stock (“Series A”) authorized and no shares of Series A issued and outstanding at March 31, 2009 and 2008.

Common Stock

The Company had 100,000,000 shares of common stock authorized and 26,730,230 and 26,252,319 shares of common stock issued and outstanding as of March 31, 2009 and 2008, respectively.

Stock Options

On February 25, 2009, the shareholders voted to approve and the Company adopted the 2009 Equity Incentive Plan (“2009 Plan”). The 2009 Plan provides for the granting of stock options, restricted stock, and restricted stock units to directors, employees and consultants. In conjunction with the adoption of the 2009 Plan, the Company terminated all other plans, except as to options then issued and outstanding under such plans. The total number of shares available for issuance under the 2009 Plan at adoption date is based on the number of shares that have been reserved but not issued under the 1999 Stock Plan (“1999 Plan”), the shares under the 1999 Plan which expired, were cancelled or were forfeited, and an increase of 800,925 shares. Included in the 2009 Plan is the provision for the annual automatic share reserve increase on the last day of each fiscal year in an amount equal to the lesser of (a) 3% of the Company’s total outstanding shares on the last day of the Company’s fiscal year, (b) 2,000,000, or (c) such lesser amount as determined in the sole and absolute discretion of the Board. The annual increase for the year ended March 31, 2008 was 787,569 shares. At March 31, 2009, total number of shares available for issuance under the 2009 Plan was 3,759,221 shares. Stock options are generally granted with an exercise price equal to the stock’s fair market value at the date of grant. All options under the 2009 Plan have ten-year terms and generally vest ratably over a period of four years.

Employee Stock Purchase Plan

On December 12, 2001, the Board of Directors approved the Company’s 2001 Employee Stock Purchase Plan (the “ESPP”) to provide employees of the Company with an opportunity to purchase common stock of the Company through accumulated payroll deductions. The maximum number of shares of common stock made available for sale under the ESPP is 1,000,000 shares. The offer periods of six months’ duration commence each February 15 and August 15. An employee may contribute between 1% and 10% of their compensation, not to exceed $21,250 per calendar year. Individual employee share purchases are limited to 1,500 shares per offer period. Employees are able to purchase the stock at an amount equal to 85% of the market value of a share of common stock on the enrollment date or on the exercise date, whichever is lower. Through March 31, 2009, 557,296 shares had been issued to employees under the ESPP. For the year ended March 31, 2009, 53,528 shares of common stock were issued under the ESPP. As of March 31, 2009, employee withholdings under the ESPP aggregated $12,088.

Stock-Based Compensation

Effective April 1, 2006, the Company adopted SFAS No. 123(R) using the modified prospective method and began recognizing stock-based compensation based on an estimate of an award’s fair value. The Company estimates the fair value of stock options granted and ESPP purchase rights using the Black-Scholes option-pricing model and a single option award approach. Under this approach, the compensation expense for awards that have a graded vesting schedule is recognized on a straight-line basis over the requisite service period. When estimating forfeitures, the Company considers voluntary termination behavior as well as analysis of actual option forfeitures. The forfeiture rate used when calculating the value of stock options in 2009 and 2008 was 12%.

The Company estimated the fair value of its stock options and ESPP purchase rights using the following assumptions:

	Years Ended March 31,
	2009		2008
	Stock options	ESPP purchase rights	Stock options	ESPP purchase rights
Expected term	7.3 Years	0.5 Years	5.6 Years	0.5 Years
Expected volatility	86%	86%	71%	73%
Risk-free interest rate	3.27%	0.48%	4.00%	2.07%
Dividend yield	0%	0%	0%	0%

Expected Term—The expected term represents the period the Company’s stock-based awards are expected to be outstanding and was determined based on historical experience with similar awards, giving consideration to the contractual terms of the stock-based awards, vesting schedules and expectations of future employee behavior as influenced by changes to the terms of its stock-based awards.

Expected Volatility—The computation of expected volatility is based on historical volatility equal to expected term.

Risk-Free Interest Rate—The risk-free interest rate used in the Black-Scholes valuation method is based on the yield available on U.S. Treasury securities with a term equal to the expected term at the time of grant.

Dividend Yield—No dividends are expected to be paid.

Total stock-based compensation expense included in the audited consolidated statements of operations is as follows (in thousands):

	Years Ended March 31,
	2009	2008	2007
Cost of revenue	$43	$6	$—
Operating expense:
Selling and marketing	464	515	371
Research and development	496	346	253
General and administrative	412	352	287

Total stock-based compensation expense	1,415	1,219	911
Income tax benefit	—	—	—

Net stock-based compensation expense	$1,415	$1,219	$911

As of March 31, 2009, there was approximately $1.6 million of total unrecognized compensation cost related to nonvested share-based compensation arrangements granted under the plans. That cost is expected to be recognized over a weighted-average period of 2.1 years.

Stock option activity was as follows for fiscal year 2009:

	Number of Shares	Weighted Average Exercise Price	Weighted Average Remaining Contractual Term in Years	Aggregate Intrinsic Value
Options outstanding as of March 31, 2008	4,540,491	$3.03
Granted	103,000	$5.99
Exercised	(228,983)	$2.56
Forfeited	(214,487)	$4.06
Expired	(111,386)	$3.50

Options outstanding as of March 31, 2009	4,088,635	$3.07	5.1	$460,345

Vested and expected to vest at March 31, 2009	3,979,463	$3.05	5.0	$460,345

Exercisable at March 31, 2009	3,202,318	$2.90	4.2	$460,345

The aggregate intrinsic value in the table above represents the difference between the exercise price of the underlying awards and the quoted price of our common stock for the options that were in-the-money at March 31, 2009. During the year ended March 31, 2009, the aggregate intrinsic value of options exercised under the 1999 Plan was $592,241 determined as of the date of option exercise. Weighted-average grant-date fair values of the options granted during the years ended March 31, 2009, 2008, 2007 were $3.96, $2.51, and $1.91, respectively.

Retirement Plans

The Company sponsors a 401(k) Savings and Retirement Plan (“the Plan”) for substantially all of its employees in the United States. Employees meeting the eligibility requirements may contribute specified percentages of their salaries. The Company’s Board of Directors, in its sole discretion, may make discretionary profit-sharing contributions at 50% of the employees’ contributions up to 4% of the employees’ total compensation, to the Plan. There were no discretionary annual contributions made to the Plan for the years ended March 31, 2009, 2008 and 2007.

The Company sponsors the Raining Data UK Limited Retirement Benefits Scheme (“RDUKL Plan”) for substantially all of its employees in the United Kingdom. The RDUKL Plan is a defined contribution plan that provides retirement benefits upon attaining normal retirement age, and incidental benefits in the case of death or termination of employment prior to retirement. Raining Data UK contributes an amount ranging from 3% to 8% of each participant’s compensation to fund such benefits. In addition, participants are entitled to make voluntary contributions under the RDUKL Plan. The Company contributed approximately $68,000, $83,000 and $78,000 to the RDUKL Plan for the years ended March 31, 2009, 2008 and 2007, respectively.

7. Related Party Transactions

The Company entered into a staff resources agreement in September 2004 with SourceN Inc. to obtain technical professional services in India. The Executive Vice President of SourceN Inc. is the brother of our former CTO and Vice President of XML Centric Applications and Platforms, Ajay Ramachandran. The Company subsequently terminated Mr. Ramachandran’s employment in June 2007. Total payments made by the Company to SourceN were $0, $0, and $731,000 in fiscal years 2009, 2008 and 2007, respectively. The agreement with SourceN was terminated by the Company in April 2007.

In connection with Carlton Baab’s resignation as President and Chief Executive Officer and as a Director on February 26, 2009, the Company entered into a separation and consulting agreement with Mr. Baab dated February 26, 2009 (the “Agreement”). Pursuant to the Agreement, the Comany will provide certain benefits to Mr. Baab, including: (i) a lump sum payment equal to one year of base salary ($248,000) payable six months and one day after the date of the Agreement; (ii) reimbursement of COBRA premiums for dental and vision insurance for up to 12 months or, if earlier, until such time Mr. Baab ceases to be eligible for COBRA; (iii) reimbursement of health insurance premiums for up to 12 months or, if earlier, until such time Mr. Baab terminates such insurance coverage; and (iv) in the event that we pay a bonus within six months to certain employees specified in the Agreement, a bonus payment calculated as a percentage of Mr. Baab’s base salary in effect immediately prior to his resignation equivalent to the highest bonus payment made (as a percentage of base salary) to such specified employees. The Agreement also provides that Mr. Baab will serve as a consultant to the Company through August 27, 2009. During the consulting period, the Company will pay Mr. Baab an aggregate of $124,000 and Mr. Baab’s outstanding stock options will continue to vest. The total charge recorded to general and administrative expense during the year ended March 31, 2009 pursuant to the Agreement was approximately $414,000. The consulting relationship may be extended on a month-to-month basis, at our sole discretion. The Agreement contains a mutual release of claims and a mutual non-disparagement provision.

The Company has entered into an expense reimbursement agreement with Astoria, our largest stockholder, in connection with Richard Koe’s appointment as our Interim President and Chief Executive Officer, pursuant to which the Company agreed to reimburse Astoria for a portion of overhead costs and expenses related to the use by Mr. Koe of Astoria’s premises and office equipment while performing his employment duties for the Company. The agreement will terminate 90 days after Mr. Koe is either no longer employed by the Company or is no longer performing services for the Company from Astoria’s premises. Mr. Koe also serves as President of Astoria. Since the start of the agreement on April 1, 2009, the Company has reimbursed Astoria approximately $6,000 per month, and the Company does not anticipate any material changes in this amount.

8. Income Taxes

The income tax provision/(benefit) of approximately ($21,000), ($47,000), and $94,000 for the years ended March 31, 2009, 2008 and 2007, respectively, were related to foreign jurisdictions and domestic tax credits. Foreign income before income taxes was approximately $215,000, $602,000 and $351,000 in fiscal year 2009, 2008 and 2007, respectively.

The deferred income tax benefit associated with the recognition of certain foreign net operating loss reduced goodwill in the amount of approximately $0, $71,000 and $94,000 for the years ended March 31, 2009, 2008 and 2007, respectively, because a portion of the net operating loss carryforwards were acquired as part of a business combination.

A reconciliation of the expected U.S. Federal tax expense attributable to income from continuing operations differed from the amounts computed by applying the U.S. Federal statutory tax rate to pretax loss from continuing operations as follows:

	2009	2008	2007
Expected U.S. Federal tax	(34.0)%	(34.0)%	(34.0)%
State taxes	(8.1)%	(48.5)%	(12.0)%
Foreign taxes	(0.7)%	12.4%	(9.0)%
Change in valuation allowance	21.8%	(24.1)%	46.7%
Research and experimentation credit	(5.3)%	(72.2)%	(12.5)%
Expiration of net operating losses	3.8%	108.7%	17.9%
Stock-based compensation expense	5.4%	48.2%	6.8
Other	16.7%	(2.9)%	0.4%

Actual effective tax rate	(0.4)%	(12.4)%	3.3%

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

Due to uncertainties surrounding the timing of realizing the benefits of the net operating loss carryforwards and tax credits in the future, we have recognized a full valuation allowance against net deferred tax assets in domestic and foreign jurisdictions, except France. As a result of our analysis of all available evidence, both positive and negative as of the end of the fourth quarter of fiscal year 2008, including sustained profitability in France, improved financial condition at the parent-level, and completion of a world-wide transfer pricing study, it was considered more likely than not that a full valuation allowance for deferred tax assets in France was not required, resulting in the release of the valuation allowance previous recorded against our net French deferred tax assets of approximately $460,000 in fiscal year 2008. Of this amount, approximately $168,000 was recorded as income tax benefit and approximately $292,000 was recorded as a reduction of goodwill in fiscal year 2008. The change in year over year in the net French deferred tax assets is approximately $77,000, related to the provision and changes in foreign currency rates, with the ending balance of $383,000 as of March 31, 2009. The Company believes it is more likely than not that the amount of the deferred tax assets recorded on its balance sheet as a result of the partial release of the valuation allowance will ultimately be recovered. As of March 31, 2009, a valuation allowance of approximately $24.5 million remained recorded against the Company’s other deferred tax assets.

Significant components of the Company’s net deferred tax assets are as follows at March 31, (in thousands):

	2009	2008
Deferred tax assets:
Net operating loss carryforwards	$18,663	$18,945
Accruals and allowances recognized in different periods	280	249
Research and experimentation credit carryforwards	5,327	4,409
Property and equipment	115	104
Stock-based compensation expense	596	386
Other	1	4

Total deferred assets	24,982	24,097
Less valuation allowance	(24,492)	(23,493)

Deferred tax liabilities-currency translation adjustment	(107)	144

Net deferred tax asset	$383	$460

Due to uncertainties surrounding the timing of realizing the benefits of our net favorable tax attributes in the future tax returns, the Company has recorded a full valuation allowance against certain deferred tax assets at March 31, 2009, 2008 and 2007. The net change in the valuation allowance was an increase/(decrease) of approximately $1.0 million in 2009, ($3.3 million) in 2008, and $1.0 million in 2007. The increase in the valuation allowance in 2009 was due primarily to increase in net operating loss carryforwards and higher R&D credit carryforwards. The decrease in the valuation allowance in 2008 was due primarily to the reduction in net operating losses expiring and the release of valuation allowance on certain foreign deferred tax assets. At March 31, 2009, the Company had net operating loss carryforwards of approximately $50.2 million for federal income tax purposes, $9.2 million for state tax purposes, and $5.8 million for foreign tax purposes. If unused, the federal net operating loss carryforwards will begin to expire in 2010, the state net operating loss carryforwards will begin to expire in 2011. Foreign net operating losses may be carried forward indefinitely. Any future changes in ownership, as defined by Section 382 of the Internal Revenue Code, may limit the amount of net operating loss carryforwards that can be used in any one year. Additionally, a portion of those operating loss carryforwards were acquired or generated from stock-based compensation changes. Therefore, if realized, the benefit may reduce income tax expense or increase equity.

Effective April 1, 2007, the Company adopted FIN 48 and analyzed filing positions in the federal, state, and foreign jurisdictions where it is required to file income tax returns, as well as open tax years in these jurisdictions. As a result of adoption, no additional tax liability was recorded.

Unrecognized tax benefit as of April 1, 2008	$174,000
Gross decreases-tax positions in prior period	(49,000)

Unrecognized tax benefit as of March 31, 2009	$125,000

Included in the balance of unrecognized tax benefits at March 31, 2009, are approximately $8,000 of tax benefits that, if recognized, would affect the effective tax rate. Also included in the balance of unrecognized tax benefits at March 31, 2009 are

$117,000 of tax benefits that, if recognized, would result in adjustments to other tax accounts, primarily deferred taxes. Of the gross decrease in fiscal year 2009 relating to the Company’s tax positions in prior period, approximately $25,000 is related to payments made to taxing authorities and approximately $24,000 is a reduction in the liability balance as a result of effectively settling with certain state jurisdictions. The Company does not anticipate a significant increase in unrecognized tax positions within the coming year. In addition, the Company believes that it is reasonably possible that none of its currently remaining unrecognized tax positions may be recognized by the end of March 31, 2010 as a result of a lapse of the statute of limitations.

Recently enacted tax laws may also affect the tax provision on the company’s financial statements. On February 20, 2009, the State of California passed a new law to allow taxpayers to make an election to adopt a single sales factor apportionment formula starting with the 2011 taxable year. As of March 31, 2009, the Company has not considered changing its sales factor apportionment in California. Should the Company decide to make an election in 2011 using single sales factor, the Company will need to adjust the blended state rate used to tax effect its deferred tax assets/liabilities, and record any impact to the financial statements in the period such decision is made.

The Company recognizes potential accrued interest and penalties related to uncertain tax positions in income tax expense. During the twelve months ended March 31, 2009, the Company did not recognize a significant amount in potential interest and penalties associated with uncertain tax positions.

The Company files consolidated and separate income tax return in the U.S. federal jurisdiction and in certain state jurisdictions as well as foreign jurisdictions including France, Germany, and the United Kingdom. The Company is subject to income tax examinations for fiscal years after 2005 for France, fiscal years after 2003 for Germany, and fiscal years after 2007 for the United Kingdom. Except to the extent a net operating loss is carried forward, the Company is no longer subject to U.S. federal income tax examinations for fiscal years before 2004 and is no longer subject to state and local income tax examinations by tax authorities for fiscal years before 2003.

Neither the Company nor its subsidiaries is currently under examination by any taxing authorities.

9. Commitments and Contingencies

Leases

The Company leases office space and certain equipment under noncancelable operating lease agreements with terms expiring through 2013. Rent expense related to operating these leases is recognized ratably over the entire lease term. The Company is required to pay property taxes, insurance and normal maintenance costs.

Future minimum lease payments under noncancelable operating leases with initial or remaining lease terms in excess of one year as of March 31, 2009 are as follows (in thousands):

Years Ending March 31,	Operating Leases
2010	$856
2011	446
2012	108
2013	13
2014 and thereafter	—

Total minimum lease payments	$1,423

Rent expense of $1,342,000, $1,221,000 and $1,175,000 was recognized in 2009, 2008 and 2007, respectively.

Litigation

The Company is subject from time to time to litigation, claims and suits arising in the ordinary course of business. As of May 22, 2009, the Company has the following outstanding legal proceedings:

1. Raining Data v. Intrametrics. On or about January 19, 2007, the Company filed a complaint in Orange County Superior Court that sets forth allegations that Intrametrics threatens to and has misappropriated our trade secrets. The Company alleged that Intrametrics obtained our source code in breach of a Distribution Agreement between the parties, and in violation of California’s laws prohibiting the misappropriation of trade secrets. Intrametrics contested the court’s jurisdiction over the dispute, and a hearing was set to occur in May 2007. On the eve of the hearing, Intrametrics filed for Chapter 11 bankruptcy in Houston, Texas, effectively staying the litigation in Orange County, California. The Company proceeded with further discovery in the Bankruptcy Court in Houston, and Intrametrics subsequently filed Chapter 7.

On March 12, 2009, the Bankruptcy Court entered an Order approving a settlement between the Company and the Chapter 7 Trustee for Intrametrics, resulting in a mutual release of claims between the parties.

2. Raining Data v. Soheil Raissi (formerly the Company’s Vice President of Product Development and Professional Services), Mario Barrenechea (formerly the Company’s Senior Vice President, Worldwide Sales and Marketing, Pick and Omnis Products), and Adevnet. On or about December 8, 2006, the Company filed a complaint in Orange County Superior Court that sets forth allegations that the defendants threaten to and have misappropriated the Company’s trade secrets. The Company’s allegations in the complaint include that the individual defendants have used or disclosed the Company’s trade secrets (in the form of source code and licenses and other trade secret information) in violation of their agreements with the Company to maintain the confidentiality of such trade secret information, and in violation of California laws prohibiting the misappropriation of trade secrets. The Company seek injunctive relief from the defendants, including, but not limited to, compelling the defendants to immediately return all of the Company’s trade secrets and property; enjoining the defendants and their employees and agents from using or disclosing our trade secrets, including the Company’s source code; ordering the defendants to disclose all gains and profits they have derived from the misappropriation of the Company’s trade secrets; enjoining the defendants from directly or indirectly supplying, selling or promoting any product that incorporates the Company’s trade secrets. On June 27, 2008, the Court granted our Motion to File a Second Amended Complaint, adding claims for Breach of the Duty of Loyalty and for Unjust Enrichment against the Defendants.

In January of 2007, the Defendants filed the Cross-Complaint set forth below, and the Company filed a Special Motion to Strike (an anti-SLAPP motion) the Cross-Complaint, which the Court granted in June of 2008, striking the entire Cross-Complaint and awarding the Company its attorney’s fees in bringing the motion, which the Company has collected. The Defendants then appealed both Orders. The Company then proceeded with discovery on the Second Amended Complaint.

The Company reached a settlement with Defendant Soheil Raissi on May 8, 2009, which has included the Company’s dismissal of the Second Amended Complaint against Raissi, and Raissi’s dismissal of his appeals of the trial court’s orders granting the anti-SLAPP motion and the award of attorney fees to the Company for bringing its anti-SLAPP motion. The Company has instructed counsel to continue to pursue its action against Defendant Mario Barrenechea, and discovery continues in that matter. Defendant Adevnet, LLC has been dismissed because it is no longer a viable entity.

3. Cross-Complaint by Soheil Raissi, Mario Barrenechea and Adevnet v. Raining Data. On or about January 10, 2007, the defendants in the case above filed a cross-complaint, alleging several claims against the Company and Carlton H. Baab, the Company’s former President and Chief Executive Officer. The Company and Carlton H. Baab asserted that all of the claims in the Cross-Complaint are baseless, and filed a special motion to strike the entire Cross-Complaint, which the Court granted in June of 2008. The Court subsequently granted the Company’s motion for its attorney fees incurred in bringing its motion to strike, which the Company has collected.

The Defendants then appealed the Court’s decisions granting the special motion to strike and the attorney fees. Pursuant to the Company’s settlement agreement with Raissi set forth above, Raissi has dismissed his appeal, and Barrenechea’s appeal remains.

Indemnification

The Company’s standard customer license and software agreements contain indemnification and warranty provisions which are generally consistent with practice in the Company’s industry. The duration of the Company’s service warranties generally does not exceed 30 days following completion of its services. The Company has not incurred significant obligations under customer indemnification or warranty provisions historically and does not expect to incur significant obligations in the future. Accordingly, the Company does not maintain accruals for potential customer indemnification or warranty-related obligations. The maximum potential amount of future payments that the Company could be required to make is generally limited under the indemnification provisions in its customer license and service agreements. The Company has entered into the standard form of indemnification agreement with each of its directors and executives.

10. Segment Information

The Company operates in one reportable segment. International operations consist primarily of foreign sales offices selling software developed in the United States of America combined with local service revenue. The following table summarizes consolidated financial information of the Company’s operations by geographic location (in thousands):

	Years Ended March 31,
	2009	2008	2007
Net revenue
North America	$11,003	$13,012	$12,959
Europe/Africa	5,249	6,760	5,785

Total	$16,252	$19,772	$18,744

	March 31,
	2009	2008	2007
Long-lived assets
North America	$27,317	$27,420	$27,174
Europe/Africa	464	623	638

Total	$27,781	$28,043	$27,812

The Company operates in one reportable segment and is engaged in the design, development, sale, and support of four software product lines: 1) Yolink, 2) XDMS, 3) MDMS, and 4) RAD software tools. To date, we have not recognized any revenue relating to our Yolink product line and revenue from our XDMS product line has been insignificant. The following table represents the net revenue from the Company’s segment by product line (in thousands):

	Years Ended March 31,
	2009	2008	2007
Databases (XDMS and MDMS)	$11,987	$14,390	$14,274
RAD Software Tools	4,265	5,382	4,470

Total	$16,252	$19,772	$18,744

11. Accrued Liabilities

Components of accrued liabilities at March 31 are as follows (in thousands):

	2009	2008
Payroll and related costs	$1,290	$1,903
Professional fees	186	137
Accrued taxes	182	178
Other	432	441

Total accrued liabilities	$2,090	$2,659

12. Subsequent Events

On April 8, 2009, the Company entered into a formal employment agreement with Richard W. Koe as interim President and Chief Executive Officer. The agreement, which was effective April 1, 2009, specifies an annual salary of $240,000 plus reimbursement for a medical insurance plan Mr. Koe had in place at the time he joined us. Mr. Koe will continue to serve as Chairman of the Board during his employment with the Company. The terms of the employment agreement were previously disclosed in a Form 8-K filed with the Commission on April 9, 2009. In addition, the Company entered into an expense reimbursement agreement with Astoria as more fully described elsewhere in this Form 10-K.

On May 8, 2009, the Company reached a settlement agreement with Soheil Raissi regarding legal complaints the Company filed against him in 2006. Following the receipt of a settlement payment, the Company dismissed the complaint against Mr. Raissi. See note 9 above for further information.

On May 19, 2009, Jeffrey L. Wong, Vice President of Marketing, submitted his resignation from the Company. The Company has accepted Mr. Wong’s resignation which will become effective June 19, 2009.

EXHIBIT INDEX

Exhibit	Description
3.1	Amended and Restated Certificate of Incorporation of the Registrant dated November 29, 2005 (included as Exhibit 3.1 to the Registrant’s Form 8-K filed with the Commission on November 30, 2005 and incorporated herein by reference).

3.2	Amended and Restated Bylaws of the Registrant, dated November 28, 2005 (included as Exhibit 3.2 to the Registrant’s Form 8-K filed with the Commission on November 30, 2005 and incorporated herein by reference).

3.3	Certificate of Designations dated March 31, 1999, as corrected (included as Exhibit 3.1 to the Registrant’s Form 8-K filed with the Commission on April 5, 1999 and incorporated herein by reference).

3.4	Certificate of Ownership and Merger dated April 17, 2008 (included as Exhibit 3.1 to the Registrant’s Form 8-K filed with the Commission on April 21, 2008 and incorporate herein by reference).

3.5	Composite Certificate of Incorporation (included as Exhibit 3.2 to the Registrant’s Form 8-K filed with the Commission on April 21, 2008 and incorporated herein by reference).

4.1	Registration Rights Agreement by and among the Registrant, Astoria Capital Partners, L.P., Harrison H. Augur, Keogh MP and Robert D. van Roijen dated as of December 4, 2000 (included as Exhibit 4.3 to the Registrant’s Form 10-QSB filed with the Commission on August 13, 2002 and incorporated herein by reference) as amended on April 1, 2003 (see Exhibit 4.2 below).

4.2	Sixth Amendment to the Registration Rights Agreement by and among the Registrant, Astoria Capital Partners, L.P., Harrison H. Augur, Keogh MP and Robert D. van Roijen dated as of April 1, 2003 (included as Exhibit 4.3 to the Registrant’s Form 10-KSB filed with the Commission on June 6, 2003 and incorporated herein by reference).

4.3	Registration Rights Agreement by and between the Registrant and Astoria Capital Partners, L.P., dated as of September 27, 2001, as amended on April 3, 2002 (included as Exhibit 4.2 to the Registrant’s Form 10-QSB filed with the Commission on August 13, 2002 and incorporated herein by reference).

4.4	Third Amendment to Registration Rights Agreement by and between the Registrant and Astoria Capital Partners, L.P., dated as of September 27, 2001, as amended on January 30, 2003 (included as Exhibit 4.3 to the Registrant’s Form 8-K filed with the Commission on January 30, 2003 and incorporated herein by reference).

4.5	Specimen Common Stock Certificate (included as Exhibit 4.1 to the Registrant’s Form 8-K filed with the Commission on April 21, 2008 and incorporated herein by reference).

10.1*	1999 Stock Option Plan, as amended on November 28, 2005, Form of Notice of Stock Option Agreement and Form of Stock Option Agreement (included as Exhibit 10.1 to the Registrant’s Form 8-K filed with the Commission on November 30, 2005 and incorporated herein by reference).

10.2*	2001 Employee Stock Purchase Plan as amended on December 28, 2001 (included as Exhibit 10.1 to the Registrant’s Form 10-QSB filed with the Commission on March 21, 2002 and incorporated herein by reference).

10.3*	Option Agreement dated September 24, 2001, between the Registrant and Carlton H. Baab (included as Exhibit 10.22 of Registrant’s Form 10-QSB filed with the Commission on November 14, 2001 and incorporated herein by reference).

10.4*	Form of Indemnification Agreement entered into with officers and directors of Registrant (included as Exhibit 10.2 to the Registrant’s Form 10-QSB filed with the Commission on March 21, 2002 and incorporated herein by reference).

10.5*	Severance and Change of Control Agreement, dated April 5, 2003, between the Registrant and Carlton H. Baab (included as Exhibit 10.12 to the Registrant’s Form 10-KSB filed with the Commission on June 6, 2003 and incorporated herein by reference).

10.6	Lease Agreement dated November 9, 2004 between Registrant and The Irvine Company (included as Exhibit 10.1 to the Registrant’s Form 10-QSB filed with the Commission on November 9, 2004 and incorporated herein by reference).

10.7*	Offer Letter, dated April 22, 2006, between the Registrant and Thomas G. Lim (included as Exhibit 10.1 to the Registrant’s Form 8-K filed with the Commission on April 27, 2006 and incorporated herein by reference).

10.9*	Offer Letter Agreement, effective July 9, 2007 between the Registrant and Jeffrey L. Wong (included as Exhibit 10.9 to the Registrant’s Form 10-KSB filed with the Commission on June 24, 2008 and incorporated herein by reference).

Exhibit	Description
10.10*	Amended Change of Control and Severance Agreement, dated December 18, 2008, between the Registrant and Carlton H. Baab (included as Exhibit 10.2 to the Registrant’s Form 8-K filed with the Commission on December 19, 2008 and incorporated herein by reference).

10.11*	Amendment to Offer Letter dated December 18, 2008 by and between the Company and Thomas G. Lim (included as Exhibit 10.2 to the Registrant’s Form 8-K filed with the Commission on December 19, 2008 and incorporated herein by reference).

10.12*	TigerLogic Corporation 2009 Equity Incentive Plan and form of stock option agreement thereunder (included as Exhibit 10.1 to the Registrant’s Form 8-K filed with the Commission on February 26, 2009 and incorporated herein by reference).

10.13*	Employment Agreement dated April 8, 2009 between the Company and Richard W. Koe (included as Exhibit 10.1 to the Registrant’s Form 8-K filed with the Commission on April 9, 2009 and incorporated herein by reference).

10.14*	Separation and Consulting Agreement dated February 26, 2009 by and between the Company and Carlton H. Baab.

21.1	Subsidiaries of the Registrant (included as Exhibit 21.1 to the Registrant’s Form 10-KSB filed with the Commission on June 28, 2002 and incorporated herein by reference).

23.1	Consent of Independent Registered Public Accounting Firm.

24.1	Power of Attorney (included in the signature page and incorporated herein by reference).

31.1	Certification of Chief Executive Officer.

31.2	Certification of Chief Financial Officer.

32.1	Certification of Chief Executive Officer and Chief Financial Officer Pursuant to 18 U.S.C. 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

*	Indicates management contracts or compensatory plans and arrangements filed pursuant to Item 601 of Regulation S-K under the Exchange Act.