Form 10-Q
period 2009-06-30
TigerLogic CORP
filed 2009-08-12
CIK 820738

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark one)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2009

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

Large accelerated filer	☐	Accelerated filer	☐

Non-accelerated filer	☐ (Do not check if a smaller reporting company)	Smaller reporting company	☒

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    YES  ☐    NO  ☒

As of July 31, 2009, the Registrant had 26,847,610 shares of its common stock outstanding.

TIGERLOGIC CORPORATION

PART I. FINANCIAL INFORMATION

ITEM 1.	FINANCIAL STATEMENTS

TIGERLOGIC CORPORATION AND SUBSIDIARIES

UNAUDITED CONDENSED CONSOLIDATED BALANCE SHEETS

	June 30, 2009	March 31, 2009
	(In thousands)
ASSETS

Current assets
Cash	$11,780	$12,282
Trade accounts receivable, less allowance for doubtful accounts of $63 and $271, respectively	1,032	881
Other current assets	434	389

Total current assets	13,246	13,552

Property, furniture and equipment-net	914	849
Goodwill	26,388	26,388
Deferred tax assets	390	383
Other assets	164	161

Total assets	$41,102	$41,333

LIABILITIES AND STOCKHOLDERS’ EQUITY

Current liabilities
Accounts payable	$545	$161
Accrued liabilities	1,622	2,090
Deferred revenue	4,469	4,531

Total current liabilities	6,636	6,782

Commitments and contingencies

Stockholders’ equity
Preferred stock	—	—
Common stock	2,674	2,673
Additional paid-in-capital	129,909	129,684
Accumulated other comprehensive income	2,253	2,861
Accumulated deficit	(100,370)	(100,667)

Total stockholders’ equity	34,466	34,551

Total liabilities and stockholders’ equity	$41,102	$41,333

See accompanying notes to the unaudited condensed consolidated financial statements.

TIGERLOGIC CORPORATION AND SUBSIDIARIES

UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

(In thousands, except per share data)

	Three Months Ended June 30,
	2009	2008
Net revenues
Licenses	$1,092	$1,636
Services	2,495	2,919

Total net revenues	3,587	4,555

Operating expenses
Cost of license revenues	21	4
Cost of service revenues	398	448
Selling and marketing	926	1,827
Research and development	1,578	2,232
General and administrative	1,156	1,543

Total operating expenses	4,079	6,054

Operating loss	(492)	(1,499)
Other income (expense)
Interest income (expense)-net	(1)	51
Other income (expense)-net	793	(6)

Total other income	792	45

Income (loss) before income taxes	300	(1,454)
Income tax provision	3	11

Net income (loss)	$297	$(1,465)

Basic net income (loss) per share	$0.01	$(0.06)

Diluted net income (loss) per share	$0.01	$(0.06)

Shares used in computing basic net income (loss) per share	26,742	26,452

Shares used in computing diluted net income (loss) per share	27,090	26,452

See accompanying notes to the unaudited condensed consolidated financial statements.

TIGERLOGIC CORPORATION AND SUBSIDIARIES

UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

	Three Months Ended June 30,
	2009	2008
	(In thousands)
Cash flows from operating activities:
Net income (loss)	$297	$(1,465)
Adjustments to reconcile net income (loss) to net cash used in operating activities:
Depreciation and amortization of long-lived assets	95	106
Provision for bad debt	(24)	(19)
Stock-based compensation expense	213	450
Income tax expense	3	11
Foreign currency exchange (gain) loss	(693)	8
Change in assets and liabilities:
Trade accounts receivable	(67)	82
Other current and non-current assets	(35)	(45)
Accounts payable	369	(54)
Accrued liabilities	(518)	(702)
Deferred revenue	(165)	18

Net cash used in operating activities	(525)	(1,610)

Cash flows used in investing activities-purchase of property, furniture and equipment	(88)	(498)

Cash flows from financing activities-proceeds from exercise of stock options	14	100

Effect of exchange rate changes on cash	97	(4)

Net decrease in cash and cash equivalents	(502)	(2,012)
Cash and cash equivalents at beginning of period	12,282	14,065

Cash and cash equivalents at end of period	$11,780	$12,053

Non-cash financing activities:
Conversion of debt to common stock	$—	$977

See accompanying notes to the unaudited condensed consolidated financial statements.

TIGERLOGIC CORPORATION AND SUBSIDIARIES

NOTES TO THE UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

JUNE 30, 2009

1. INTERIM FINANCIAL STATEMENTS

The unaudited interim condensed consolidated financial information furnished herein reflects all adjustments, consisting only of normal recurring items, which in the opinion of management are necessary to fairly state TigerLogic Corporation and its subsidiaries’ (collectively, the “Company” or “we,” “us” or “our”) results of operations and cash flows for the dates and periods presented and to make such information not misleading. Certain information and footnote disclosures normally included in financial statements prepared in accordance with accounting principles generally accepted in the United States of America have been omitted pursuant to rules and regulations of the Securities and Exchange Commission (“SEC”); nevertheless, management of the Company believes that the disclosures herein are adequate to make the information presented not misleading. These condensed consolidated financial statements should be read in conjunction with the Company’s audited financial statements for the year ended March 31, 2009, contained in the Company’s Annual Report on Form 10-K filed with the SEC on June 24, 2009. The results of operations for the three month period ended June 30, 2009, are not necessarily indicative of results to be expected for any other interim period or the fiscal year ending March 31, 2010. The Company has evaluated subsequent events through the date preceding the filing date of this Form 10-Q on August 12, 2009, and determined that no subsequent events have occurred that would require recognition in the unaudited interim condensed consolidated financial statements or disclosure in the notes thereto. The carrying amount of the Company’s financial instruments (cash, short-term trade receivables and payables) approximates fair value as of June 30, 2009 due to the short maturity of those instruments.

2. STOCK-BASED COMPENSATION

The Company has a stock option plan that provides for the granting of stock options, restricted stock and restricted stock units to directors, employees and consultants. The Company also has an employee stock purchase plan which allows the employees to purchase the Company’s common stock at a discount.

Total stock-based compensation expense included in the unaudited condensed consolidated statements of operations for the three months ended June 30, 2009 and 2008, was as follows (in thousands):

	Three Months Ended June 30,
	2009	2008
Cost of revenue	$19	$7
Operating expense:
Selling and marketing	32	211
Research and development	110	127
General and administrative	52	105

Total stock-based compensation expense	213	450
Income tax benefit	—	—

Net stock-based compensation expense	$213	$450

As of June 30, 2009, there was approximately $1.60 million of total unrecognized compensation cost related to nonvested share-based compensation arrangements granted under the plans. That cost is expected to be recognized over a weighted-average period of 2.0 years.

3. RECENTLY ADOPTED ACCOUNTING STANDARDS

In May 2008, the FASB issued FSP No. APB 14-1 (“APB 14-1”), “Accounting for Convertible Debt Instruments That May be Settled in Cash upon Conversion (Including Partial Cash Settlement)”. APB 14-1 specifies that issuers of such instruments should separately account for the liability and equity components in a manner that will reflect the entity’s nonconvertible debt borrowing rate when interest cost is recognized in subsequent periods. APB 14-1 is effective for fiscal years beginning after December 15, 2008 and interim periods within those fiscal years, and must be applied retrospectively to all periods presented. The adoption of APB14-1 did not have an impact on the Company’s consolidated results of operations, financial position, or cash flows for all periods presented in this Form 10-Q for the quarterly period ending June 30, 2009.

In December 2007, the FASB issued SFAS No. 141(R) (“SFAS No. 141(R)”, “Business Combinations”. This statement requires an acquirer to recognize the assets acquired, the liabilities assumed, and any non-controlling interest in the acquiree at the acquisition date, measured at their fair values as of that date. SFAS No. 141(R) also establishes disclosure requirements to enable the evaluation of the nature and financial effects of the business combination. SFAS No. 141(R) is effective for fiscal years beginning after December 15, 2008. A portion of the Company’s net operating loss carryforwards are attributable to preacquisition periods. A full valuation allowance has been recorded against these deferred tax assets because their realization is not likely. If they were realized, though, the reduction of any valuation allowance related to preacquisition net operating loss carryforwards would be recorded as a reduction of income tax expense under SFAS No. 141(R). Management of the Company cannot determine at this time what other effects the adoption of SFAS No. 141(R) may have on its future results of operations, financial position, or cash flows.

In April 2009, the FASB issued FASB Staff Position (“FSP”) No. FAS 141(R)-1 (“FAS 141(R)-1”), “Accounting for Assets Acquired and Liabilities Assumed in a Business Combination That Arise from Contingencies”. FAS 141(R)-1 amends and clarifies FASB Statement No. 141 (revised 2007), “Business Combinations”, to address application issues on initial recognition and measurement, subsequent measurement and accounting, and disclosure of assets and liabilities arising from contingencies in a business combination. This FSP is effective for assets or liabilities arising from contingencies in business combination for which the acquisition date is on or after the beginning of the first annual reporting period beginning on or after December 15, 2008. Management of the Company can not determine at this time what effect the adoption of FAS 141(R)-1 will have on its future consolidated results of operations and financial condition since such impact will depend on the nature of acquisitions completed after the date of adoption.

In September 2006, the FASB issued SFAS No. 157 (“SFAS No. 157”), “Fair Value Measurements”. This statement defines fair value, establishes a framework for measuring fair value in generally accepted accounting principles, and expands disclosures about fair value measurements. It also applies under other accounting pronouncements that require or permit fair value measurement as a relevant attribute. SFAS No. 157 is effective for financial statements issued for fiscal years beginning after November 15, 2007, and all interim periods within that fiscal year. For nonfinancial assets and liabilities that are recognized or disclosed at fair value on a nonrecurring basis, there is a one year deferral of the effective date. The adoption of SFAS No. 157 did not have an impact on the Company’s consolidated results of operations, financial position, or cash flows. During fiscal year 2009, the Company converted all of its investment balances in money market mutual funds into cash. As such, there were no cash equivalents at our balance sheets date of June 30, 2009 and March 31, 2009. There were no nonfinancial assets or liabilities that required recognition or disclosed at fair value on a nonrecurring basis at our balance sheets date of June 30, 2009 and March 31, 2009.

In April 2009, the FASB issued FASB Staff Position 107-1 and Accounting Principles Board Opinion No. 28-1 (“FSP 107-1” and “APB 28-1”), “Interim Disclosures about Fair Value of Financial Instruments.” This FSP amends SFAS 107, “Disclosures about Fair Value of Financial Instruments,” and APB No. 28, “Interim Financial Reporting.” This FSP requires publicly-traded entities to disclose the fair value of all financial instruments for which it is practicable to estimate that value, whether recognized or not recognized in the statement of financial position, as required by SFAS 107. This FSP is effective for interim and annual reporting periods ending after June 15, 2009. The Company adopted FSP 107-1 and APB 28-1 for the period ending June 30, 2009, and it did not have a material impact on the results of operations or financial position.

In May 2009, the FASB issued SFAS No. 165 (“SFAS No. 165”), “Subsequent Events”. This statement establishes the standards for accounting for and disclosure of events that occur after the balance sheet date, but before the financial statements are issued or are available to be issued. The statement sets forth the circumstances under which an entity should recognize events or transactions occurring after the balance sheet date in its financial statements. The statement also identifies the disclosures that an entity should make about events or transactions that occurred after the balance sheet date. SFAS No.165 is effective for interim and annual periods ending after June 15, 2009. The adoption of SFAS No. 165 did not have an impact on the Company’s consolidated results of operations, financial position, and cash flows.

4. RECENTLY ISSUED ACCOUNTING STANDARDS

In June 2009, the FASB issued SFAS No. 168 (“SFAS No. 168”), “The FASB Accounting Standards Codification and the Hierarchy of Generally Accepted Accounting Principles”. SFAS No.168 replaces SFAS No.162, “The Hierarchy of Generally Accepted Accounting Principles” and establishes the FASB Accounting Standards Codification as the source of authoritative accounting guidance under U.S. GAAP. The rules and interpretive releases of the SEC under authority of federal securities laws are also sources of authoritative U.S. GAAP for SEC registrants. SFAS No.168 is effective for periods ending after September 15, 2009. Management of the Company does not expect SFAS No.168 to have an impact on the Company’s consolidated results of operations, financial position, and cash flows.

5. STOCKHOLDERS’ EQUITY

The following table sets forth the computation of basic and diluted net income (loss) per share:

	Three Months Ended June 30,
	2009	2008
	(In thousands, except per share amounts)
Net income (loss)	$297	$(1,465)

Shares:
Weighted-average shares outstanding-basic	26,742	26,452
Potential dilutive common shares, using treasury stock method	348	—

Weighted-average shares outstanding-diluted	27,090	26,452

Net income (loss) per share:
Basic	$0.01	$(0.06)

Diluted	$0.01	$(0.06)

Basic earnings (loss) per share is computed using the net earnings (loss) and the weighted average number of common shares outstanding during the period. Diluted earnings (loss) per share is computed using the net earnings (loss) and the weighted average number of common shares and potential common shares outstanding during the period when the potential common shares are not anti-dilutive. Potential dilutive common shares include outstanding stock options.

Weighted outstanding options to purchase 2,893,254 shares and 2,389,562 shares of the Company’s common stock have been excluded from the computation of diluted net earnings (loss) per share for the three month periods ended June 30, 2009 and 2008, respectively, because the effect of their inclusion would have been anti-dilutive.

The change in accumulated other comprehensive income during the three month periods ended June 30, 2009 and 2008, respectively, is the result of the effect of foreign exchange rate changes. The following table reconciles net loss as reported with total comprehensive loss (in thousands):

	Three Months Ended June 30,
	2009	2008
Net income (loss) reported	$297	$(1,465)
Translation adjustments—net	(608)	1

Total comprehensive loss	$(311)	$(1,464)

6. BUSINESS SEGMENT

The Company operates in one reportable segment. International operations consist primarily of foreign sales offices selling software developed in the United States of America combined with local maintenance revenue. The following table summarizes consolidated financial information of the Company’s operations by geographic location (in thousands):

	Three Months Ended June 30,
	2009	2008
Net revenue

North America	$2,439	$3,020
Europe/Africa	1,148	1,535

Total	$3,587	$4,555

	June 30, 2009	March 31, 2009
Long-lived assets

North America	$27,334	$27,317
Europe/Africa	521	464

Total	$27,855	$27,781

The Company is engaged in the design, development, sale, and support of four product lines: 1) Yolink, 2) XDMS, 3) MDMS, and 4) RAD software tools. To date, we have not recognized any revenue relating to our Yolink product line and revenue from our XDMS product line has been insignificant. The following table represents the net revenue by product line (in thousands):

	Three Months Ended June 30,
	2009	2008
Net revenue

Databases (XDMS and MDMS)	$2,707	$3,278
RAD Tools	880	1,277

Total	$3,587	$4,555

7. RELATED PARTY TRANSACTIONS

In connection with Carlton Baab’s resignation as President and Chief Executive Officer and as a Director on February 26, 2009, the Company entered into a separation and consulting agreement with Mr. Baab dated February 26, 2009 (the “Agreement”). The agreement provides Mr. Baab with certain benefits, including: (i) a lump sum payment equal to one year of base salary ($248,000) payable six months and one day after the date of the Agreement; (ii) reimbursement of COBRA premiums for dental and vision insurance for up to 12 months or, if earlier, until such time Mr. Baab ceases to be eligible for COBRA; (iii) reimbursement of health insurance premiums for up to 12 months or, if earlier, until such time Mr. Baab terminates such insurance coverage; and (iv) in the event that we pay a bonus within six months to certain employees specified in the Agreement, a bonus payment calculated as a percentage of Mr. Baab’s base salary in effect immediately prior to his resignation equivalent to the highest bonus payment made (as a percentage of base salary) to such specified employees. The Agreement also provides that Mr. Baab will serve as a consultant to the Company through August 27, 2009. During the consulting period, the Company will pay Mr. Baab an aggregate of $124,000 and Mr. Baab’s outstanding stock options will continue to vest. The total charge recorded to general and administrative expense during the year ended March 31, 2009 pursuant to the Agreement was approximately $414,000. The consulting relationship may be extended on a month-to-month basis, at our sole discretion. The Agreement contains a mutual release of claims and a mutual non-disparagement provision.

Astoria Capital Partners, L.P is a major stockholder of ours, holding a majority of our outstanding common stock. Richard W. Koe, Chairman of our Board of Directors and Interim President and Chief Executive Officer, serves as the Managing General Partner for Astoria. The Company has entered into an expense reimbursement agreement with Astoria, in connection with Richard Koe’s appointment as our Interim President and Chief Executive Officer, pursuant to which the Company agreed to reimburse Astoria for a portion of overhead costs and expenses related to the use by Mr. Koe of Astoria’s premises and office equipment while performing his employment duties for the Company. The agreement will terminate 90 days after Mr. Koe is either no longer employed by the Company or is no longer performing services for the Company from Astoria’s premises. Mr. Koe also serves as President of Astoria. Since the start of the agreement on April 1, 2009, the Company has reimbursed Astoria approximately $25,000 or approximately $6,300 per month, and the Company does not anticipate any material changes in this amount.

8. COMMITMENTS AND CONTINGENCIES

The Company is subject from time to time to litigation, claims and suits arising in the ordinary course of business. As of June 30, 2009 the Company was a party to the following legal proceedings:

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

On June 26, 2009, the Appellate Court affirmed the trial court’s Orders granting the Company’s anti-SLAPP Motion as well as its Motion for Attorney Fees against Barrenechea. The Company has instructed counsel to continue to pursue its action against Defendant Mario Barrenechea.

2. Cross-Complaint by Soheil Raissi, Mario Barrenechea and Adevnet v. Raining Data. On or about January 10, 2007, the defendants in the case above filed a cross-complaint, alleging several claims against the Company and Carlton H. Baab, the Company’s former President and Chief Executive Officer. The Company and Carlton H. Baab asserted that all of the claims in the Cross-Complaint are baseless, and filed a special motion to strike the entire Cross-Complaint, which the Court granted in June of 2008. The Court subsequently granted the Company’s motion for its attorney fees incurred in bringing its motion to strike, which the Company has collected.

The Defendants then appealed the Court’s decisions granting the special motion to strike and the attorney fees. Pursuant to the Company’s settlement agreement with Raissi set forth above, Raissi has dismissed his appeal.

On June 26, 2009, the Appellate Court affirmed the trial court’s Orders granting Company’s anti-SLAPP Motion as well as its Motion for Attorney Fees against Barrenechea. The Company has instructed counsel to continue to pursue its action against Defendant Mario Barrenechea.

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

The section entitled “Management’s Discussion and Analysis” set forth below contains forward-looking statements within the meaning of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended (the “Exchange Act”). These statements may generally be identified by the use of such words as “expect,” “anticipate,” “believe,” “intend,” “plan,” “will,” or “shall,” or the negative of those terms. We have based these forward-looking statements on our current expectations and projections about future events. Forward-looking statements involve certain risks and uncertainties and actual results may differ materially from those discussed in any such statement. Factors that could cause actual results to differ materially from such forward-looking statements include the risks described under the heading “Risk Factors” in Item 1A of this quarterly report on Form 10-Q and, elsewhere in this Form 10-Q. The forward-looking statements contained in this Form 10-Q include, but are not limited to statements about the following: (1) our future success, (2) our research and development efforts, (3) our future operating results and cash flow, (4) our ability to compete, (5) the markets in which we operate, (6) our revenue, (7) cost of license revenue and cost of service revenue, (8) our selling and marketing costs, (9) our backlog, (10) our research and development expenses, (11) the effect of critical accounting policies, (12) our belief that our existing cash balances will be sufficient to meet our operating and capital expenditure requirements through the foreseeable future, (13) our focus on the continued development and enhancement of the TigerLogic product line, and identification of new and emerging technology areas and discussions with channel partners for the sale and distribution of the TigerLogic product line, (14) the effect of recent changes in tax laws on our financial statements and (15) the possibility that we may seek to take advantage of strategic acquisition opportunities. All forward-looking statements in this document are made as of the date hereof, based on information available to us as of the date hereof, and we assume no obligation to update any forward-looking statement.

Overview

We were incorporated in the State of Delaware in August 1987. We were originally incorporated as Blyth Holdings, Inc. and our name was changed to Omnis Technology Corporation in September 1997. Effective December 1, 2000, we completed the acquisition of PickAx, Inc., a Delaware corporation (“PickAx”). Concurrent with the acquisition, we changed our name to Raining Data Corporation. On April 17, 2008, we changed our name to TigerLogic Corporation. Reference to “we,” “our,” “us” or the “Company” in this Form 10-Q mean TigerLogic Corporation and our subsidiaries.

Products

Our principal business is the design, development, sale and support of software infrastructure. Our products allow customers to create and enhance flexible software applications for their own needs. Our software may be categorized into the following product lines: Yolink, XML data management servers (“XDMS”), Multidimensional Database Management Systems (“MDMS”), and Rapid Application Development (“RAD”) software tools. All of our revenue to date has been principally derived from MDMS and RAD software products.

Many of our products are based on the proprietary Pick Universal Data Model (“Pick UDM”) and are capable of handling data from many sources. The Pick UDM is a core component across the XDMS and MDMS product lines.

Beginning in 2001, we began an extensive effort to leverage our Pick UDM and core intellectual property to create the TigerLogic technology product line, which includes an internet browser-based search application called Yolink (formerly known as ChunkIt!) designed to enhance the search experience and productivity of any Web user, and an enterprise class XML Database Management Server for the emerging XML market to address the growing need for managing and querying native XML data and the ability to handle structured and unstructured data. We are focused on the continued development and enhancement of these product lines, identification of new and emerging technology areas and discussions with channel partners for the sale and distribution of the TigerLogic product line.

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

We have identified the accounting policies below as the policies critical to our business operations and the understanding of our results of operations and how the related judgments and estimates affect the preparation of our consolidated financial statements:

•	Revenue Recognition

•	Goodwill

•	Employee Stock-Based Compensation

•	Income Taxes

These critical accounting policies are described in our Form 10-K for the fiscal year ended March 31, 2009 and there have been no changes in our application of these policies during the quarter ended June 30, 2009.

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

	Three Months Ended June 30, 2009			Three Months Ended June 30, 2008
	Results	% of Net Revenues	Percent Change	Results	% of Net Revenues
	(In thousands)			(In thousands)
Net revenues
Licenses	$1,092	30%	(33)%	$1,636	36%
Services	2,495	70%	(15)%	2,919	64%

Total net revenues	3,587	100%	(21)%	4,555	100%
Operating expenses
Cost of revenues:
Cost of license revenues (as a % of license revenues)	21	2%	425%	4	0%
Cost of service revenues (as a % of service revenues)	398	16%	(11)%	448	15%
Selling and marketing	926	26%	(49)%	1,827	40%
Research and development	1,578	44%	(29)%	2,232	49%
General and administrative	1,156	32%	(25)%	1,543	34%

Total operating expenses	4,079	114%	(33)%	6,054	133%

Operating loss	(492)	(14)%	(67)%	(1,499)	(33)%
Other income-net	792	22%	1,660%	45	1%

Income (loss) before income taxes	300	8%	(121)%	(1,454)	(32)%
Income tax provision	3	0%	(73)%	11	0%

Net income (loss)	$297	8%	(120)%	$(1,465)	(32)%

REVENUE

NET REVENUE. Our revenue is derived principally from two sources: fees from software licensing and fees for post contract technical support. We license our software primarily on a per-CPU, per-server, per-port or per-user basis. Therefore, the addition of CPU’s, servers, ports or users to existing systems increases our revenue from our installed base of licenses. Similarly, the reduction of CPU’s, servers, ports or users to existing systems decreases our revenue from our installed base of licenses. The timing of orders and customer ordering patterns have resulted in fluctuations in license revenue between quarters and year-to-year. Total revenue decreased $1.0 million or 21% for the three month periods ended June 30, 2009, as compared to the same periods in the prior year, primarily due to lower orders of licenses and reduction or non-renewal of support services from our existing customer base as a result of the current adverse global economic conditions. We anticipate that revenue will continue to be adversely affected until global economic conditions improve.

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

OPERATING EXPENSES

COST OF LICENSE REVENUE. Cost of license revenue is comprised of direct costs associated with software license sales including software packaging, documentation, physical media costs and royalties. Cost of license revenue as a percentage of license revenue for the three month period ended June 30, 2009 remained consistent with the three month period ended June 30, 2008.

COST OF SERVICE REVENUE. Cost of service revenue includes primarily personnel costs relating to providing consulting, technical support and training services. Cost of service revenue as a percentage of service revenue for the three month period ended June 30, 2009 remained consistent with the three month period ended June 30, 2008. The slight decrease in absolute dollar value was mainly due to foreign currency translation effect from British Pound into US Dollar.

SELLING AND MARKETING. Selling and marketing expense consists primarily of salaries, benefits, advertising, tradeshows, travel and overhead costs for our sales and marketing personnel. Selling and marketing expense for the three month period ended June 30, 2009 decreased $0.9 million or 49% when compared to the same period in the prior year. This decrease was mainly due to lower headcount and consulting and marketing expense. Prior period’s expenses included expenses relating to the introduction of our Tigerlogic Yolink (formerly ChunkIt!) product. We anticipate that selling and marketing costs related to the TigerLogic product line may increase as we further develop the sales channel for these products and if customer acceptance of these products increases. In addition, if our continued research and development efforts are successful, including with respect to our TigerLogic product line, and new products or services are created, we may incur increased sales and marketing expense to promote those new products in future periods.

RESEARCH AND DEVELOPMENT. Research and development expense consists primarily of salaries and other personnel-related expenses and overhead costs for engineering personnel including employees in the US and the UK and contractors in the US. Research and development expense for the three month period ended June 30, 2009 decreased $0.7 million or 29% when compared to the same period in the prior year mainly due to lower headcount and consulting expense related to our Yolink product. We are committed to our research and development efforts and expect research and development expense will remain at the current level in future periods or increase if we believe that additional spending is warranted. Such efforts may not result in additional new products and any new products, including the TigerLogic product line, may not generate sufficient revenue, if any, to offset the research and development expense.

GENERAL AND ADMINISTRATIVE. General and administrative expense consists primarily of costs associated with our finance, human resources, legal and other administrative functions. These costs consist principally of salaries and other personnel-related expenses, professional fees, depreciation and overhead costs. General and administrative expense for the three month period ended June 30, 2009 decreased $0.4 million or 25% over the same period in the prior year. The decrease in general and administrative expense was mainly due to: lower legal costs related to pending litigation matters; higher prior year expense for Yolink product patent and trademark registrations; lower stock-based compensation expense as fewer new options were granted this quarter as compared to same period in prior year; and the termination of stock-based compensation expense related to the former CEO’s outstanding options upon his departure in the fourth quarter of fiscal year 2009.

OTHER INCOME (EXPENSE). Other income (expense) consists primarily of net interest expense and gains and losses on foreign currency transactions. The change in other income (expense) during the three month period ended June 30, as compared to the same periods in the prior year, was mainly due to a foreign exchange gain from a significant intercompany balance outstanding denominated in British Pound, which has gained significantly against the U.S. Dollar in the current quarter when compared to same quarter in prior year. The Company has been recording the intercompany transaction gains and losses in accordance with SFAS No. 52 (“SFAS No. 52”), “Foreign Currency Translation”, which states that gains and losses on foreign currency transactions are generally included in determining net income for the period in which exchange rates change. However, intercompany transactions and balances for which settlement is not planned or anticipated in the foreseeable future are considered to be part of the net investment and related gains or losses are to be accumulated in a separate component of equity.

Due to the uncertainty in exchange rates, we may experience transaction gains or losses in future periods, the effect of which can not be predicted at this time.

PROVISION FOR INCOME TAXES. Our effective tax rate was 1.0% and (0.8%) for the three month periods ended June 30, 2009 and 2008, respectively. The provision for income taxes reflects income tax on net earnings from foreign subsidiaries, net of the refundable research and development credit, as further discussed below. Due to uncertainties surrounding the timing of realizing the benefits of the net operating loss carryforwards in the future, we continue to carry a full valuation allowance against net deferred tax assets in domestic and foreign jurisdictions, except France due to its profitability in the past few years.

In July 2008, the Housing Assistance Act of 2008 introduced a refundable research and development credit refund that could be claimed in lieu of special bonus depreciation as enacted by the Economic Stimulus Act of 2008. Based on our analysis for the three months ended June 30, 2009, we expect an additional cash refund of approximately $8,000. This amount has been included in the provision for income taxes for the three month period ended June 30, 2009. Since our initial adoption of the Housing Assistance Act of 2008 on April 1, 2008 total cash refund expected to date is approximately $33,000, which represents $25,000 of estimated cash refunds through fiscal year ended March 31, 2009 and an additional $8,000 of estimated cash refunds for the three months ended June 30, 2009.

The Company expects to generate U.S. federal research and development credits for the period beginning April 1, 2009 through December 31, 2009 resulting in additional carryovers. The Company does not expect an income tax impact for the first quarter ended June 30, 2009 nor for the year ending March 31, 2010, due to the full valuation allowance applied to the Company’s deferred tax assets (including the Company’s research and development credit carryovers). The refundable research and development credits claimed and ultimately refunded would reduce the research and development credit carry forward amount related to the deferred tax asset and related valuation allowance.

LIQUIDITY AND CAPITAL RESOURCES

As of June 30, 2009, we had $11.8 million in cash. We believe that our existing cash balances will be sufficient to meet our operating and capital expenditure requirements for the remainder of the fiscal year ending March 31, 2010 and through the foreseeable future. We are committed to research and development and marketing efforts that are intended to allow us to penetrate new markets and generate new sources of revenue and improve operating results. However, our research and development and marketing efforts have required, and will continue to require, cash outlays without the immediate or short-term receipt of related revenue. Our ability to meet our expenditure requirements is dependent upon our future financial performance, which will be affected by, among other things, prevailing economic conditions, our ability to penetrate new markets and attract new customers, market acceptance of our new and existing products and services, the success of research and development efforts and other factors beyond our control.

On November 9, 2004, we entered into a lease agreement with The Irvine Company whereby we leased one building in Irvine, California, comprising approximately 29,000 square feet, to replace our then headquarters facility. The lease commenced in November 2005 and has a five-year term. If certain conditions are met, we have the option to extend the term of the lease for an additional thirty-six months. The annual basic rent during the five-year term ranges from approximately $475,000 during the first year to approximately $545,000 during the fifth year. The rent expense is being recognized on a straight line basis over the lease term. The Company is currently exploring its options before the current lease term expires in October 2010 for the purpose of consolidating space and reducing future lease expense.

We had no material commitments for capital expenditures as of June 30, 2009.

Net cash used in operating activities was $0.5 million and $1.6 million for the three month periods ended June 30, 2009 and 2008, respectively. The decrease in net cash used in operating activities for the three month period ended June 30, 2009 as compared to the same period in prior year was primarily due to lower operating expenses as a result of lower headcount, and lower marketing and legal expenses. Net cash used in investing activities was $0.1 million and $0.5 million for the three month periods ended June 30, 2009 and 2008, respectively. Prior year’s cash used in investing activities was due to expenditures related to equipment purchased for the introduction of our Yolink product. Net cash provided by financing activities was $0.0 million and $0.1 million for the three month periods ended June 30, 2009 and 2008, respectively. Net cash provided by financing activities was primarily due to proceeds derived from the exercise of stock options and corresponding issuance of common stock.

There was no outstanding line of credit during the three months ending June 30, 2009 and 2008, respectively.

OFF-BALANCE SHEET ARRANGEMENTS

We did not have any off-balance sheet liabilities or transactions as of June 30, 2009.

NON-GAAP FINANCIAL INFORMATION

EBITDA (as defined below) should not be construed as a substitute for net income (loss) or as a better measure of liquidity than cash flow from operating activities, which are determined in accordance with United States generally accepted accounting principles (“GAAP”). EBITDA excludes components that are significant in understanding and assessing our results of operations and cash flows. EBITDA does not represent funds available for management’s discretionary use and is not intended to represent cash flow from operations. In addition, EBITDA is not a term defined by GAAP and as a result our measure of EBITDA might not be comparable to similarly titled measures used by other companies.

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

Our EBITDA was negative $0.2 million for the three month period ended June 30, 2009 or negative 5%, and negative $0.9 million, or negative 21% of total net revenue for the three month period ended June 30, 2008. The improvement in EBITDA for the three month period ended June 30, 2009, compared to the same period in the prior year was a result of lower operating expenses due to lower headcount and lower legal and marketing expense, partially offset by lower revenues.

EBITDA is defined as net income (loss) with an add-back for depreciation and amortization, non-cash stock-based compensation expense, interest income (expense)-net, other income (expense)-net, and income taxes. The following table reconciles EBITDA to the GAAP reported net income (loss):

RECONCILIATION OF EBITDA TO NET INCOME (LOSS)

(In thousands)

	For the Three Months Ended June 30,
	2009	2008
Reported net income (loss)	$297	$(1,465)
Depreciation and amortization	95	106
Stock-based compensation	213	450
Interest income-net	1	(51)
Other (income) expense-net	(793)	6
Income tax provision	3	11

EBITDA	$(184)	$(943)

Our EBITDA financial information can also be reconciled to net cash used in operating activities as follows:

RECONCILIATION OF EBITDA TO NET CASH USED IN OPERATING ACTIVITIES

(In thousands)

	For the Three Months Ended June 30,
	2009	2008
Net cash used in operating activities	$(525)	$(1,610)

Interest expense-net	1	(51)
Other expense (income)-net	(793)	6
Change in trade accounts receivable	67	(82)
Change in other current and non-current assets	35	45
Change in accounts payable	(369)	54
Change in accrued liabilities	518	702
Change in deferred revenue	165	(18)
Foreign currency exchange gain (loss)	693	(8)
Provision for bad debt	24	19

EBITDA	$(184)	$(943)

ITEM 4T.	CONTROLS AND PROCEDURES

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

On June 26, 2009, the Appellate Court affirmed the trial court’s Orders granting the Company’s anti-SLAPP Motion as well as its Motion for Attorney Fees against Barrenechea. The Company has instructed counsel to continue to pursue its action against Defendant Mario Barrenechea.

2. Cross-Complaint by Soheil Raissi, Mario Barrenechea and Adevnet v. Raining Data. On or about January 10, 2007, the defendants in the case above filed a cross-complaint, alleging several claims against the Company and Carlton H. Baab, the Company’s former President and Chief Executive Officer. The Company and Carlton H. Baab asserted that all of the claims in the Cross-Complaint are baseless, and filed a special motion to strike the entire Cross-Complaint, which the Court granted in June of 2008. The Court subsequently granted the Company’s motion for its attorney fees incurred in bringing its motion to strike, which the Company has collected.

The Defendants then appealed the Court’s decisions granting the special motion to strike and the attorney fees. Pursuant to the Company’s settlement agreement with Raissi set forth above, Raissi has dismissed his appeal.

On June 26, 2009, the Appellate Court affirmed the trial court’s Orders granting the Company’s anti-SLAPP Motion as well as its Motion for Attorney Fees against Barrenechea. The Company has instructed counsel to continue to pursue its action against Defendant Mario Barrenechea.

ITEM 1A.	RISK FACTORS

We operate in a rapidly changing environment that involves numerous risks and uncertainties. A description of the risks and uncertainties associated with our business is set forth below. You should carefully consider such risks and uncertainties, together with the other information previously disclosed in Item 1A of our Annual Report on Form 10-K for the fiscal year ended March 31, 2009 filed with the SEC on June 24, 2009, and in our other public filings. If any of such risks and uncertainties actually occurs, our business, financial condition or operating results could differ materially from the plans, projections and other forward-looking statements included in the section titled “Management’s Discussion and Analysis of Financial Condition and Results of Operations” and elsewhere in this report and in our other public filings. In addition, if any of the following risks and uncertainties, or if any other risks and uncertainties, actually occurs, our business, financial condition or operating results could be harmed substantially, which could cause the market price of our stock to decline, perhaps significantly. The following section lists some, but not all, of these risks and uncertainties that may have a material adverse effect on our business, financial condition or results of operation.

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

THE CONCENTRATION OF OUR STOCK OWNERSHIP GIVES CERTAIN STOCKHOLDERS SIGNIFICANT CONTROL OVER OUR BUSINESS.

As of June 30, 2009, Astoria beneficially owned approximately 56% of our outstanding common stock. Richard W. Koe, Chairman of the Board of Directors and Interim President and Chief Executive Officer, serves as the Managing General Partner for Astoria Capital Management, Inc. (“ACM”), which is a general partner of Astoria. This concentration of stock ownership allows Astoria, acting alone, to block any actions that require approval of our stockholders, including the election of members to our Board of Directors and the approval of significant corporate transactions. Moreover, this concentration of ownership may delay or prevent a change in control.

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

THE SUCCESS OF OUR BUSINESS DEPENDS IN PART UPON OUR ABILITY TO RECRUIT AND RETAIN KEY PERSONNEL AND MANAGEMENT.

Mr. Koe was appointed Interim President and Chief Executive Office in February 2009, following the resignation of Carlton H. Baab. We are in the process of conducting a search for a permanent President and Chief Executive Officer. Our Vice President of marketing, Mr. Wong, submitted his notice of resignation from TigerLogic Corporation on May 19, 2009, which became effective on June 19, 2009. The loss of one or more of our executives could adversely affect our business. In addition, we have in the past restructured or made other adjustments to our workforce in response to management changes, product changes, performance issues, acquisitions and other internal and external considerations. Workforce restructurings could result in a temporary lack of focus and reduced productivity, which could negatively affect our revenues.

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

THE INABILITY TO PROTECT OUR INTELLECTUAL PROPERTY COULD HARM OUR ABILITY TO COMPETE.

Our ability to compete successfully will depend, in part, on our ability to protect our proprietary technology and operations without infringing upon the rights of others. We may fail to do so. In addition, the laws of certain countries in which our products are, or may be, licensed may not protect our proprietary rights to the same extent as the laws of the United States. We rely primarily on a combination of trade secret, copyright and trademark laws and contractual provisions to protect our intellectual property and proprietary rights. Our trademarks include TigerLogic, Yolink, ChunkIt!, Pick, D3, Omnis, Omnis Studio, mvEnterprise, mvBase, and mvDesigner, among others. We also have thirteen pending U.S. patent application as of June 30, 2009. In addition to trademark and copyright protections, we license our products to end users on a “right to use” basis pursuant to a perpetual license agreement that restricts use of products to a specified number of users.

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

As further described in Part II, Item 1 of this Form 10-Q, we have filed complaints in Orange County Superior Court that set forth allegations that certain parties threaten to and have misappropriated our trade secrets, including the possible release of certain source code.

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

As of June 30, 2009, we had 26,744,355 outstanding shares of common stock, of which approximately 15 million shares were restricted securities held by Astoria and other holders. Restricted securities may be sold in the public market only if they are registered or if they qualify for an exemption from registration promulgated under the Securities Act. At present, all of our outstanding restricted securities may be registered or are eligible for public sale under Rule 144, subject to volume limitations and other requirements of Rule 144.

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

OUR GLOBAL OPERATIONS EXPOSE US TO ADDITIONAL RISKS AND CHALLENGES ASSOCIATED WITH CONDUCTING BUSINESS INTERNATIONALLY.

We operate on a global basis with offices or distributors in Europe, Africa, Asia, Latin America, South America, Australia and North America and development efforts in North America and Europe. Approximately 32% of our revenue for the three months ended June 30, 2009 was generated from our international offices. We face several risks inherent in conducting business internationally, including but not limited to the following:

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

INEFFECTIVE INTERNAL CONTROLS COULD IMPACT THE COMPANY’S BUSINESS AND OPERATING RESULTS.

Our internal control over financial reporting may not prevent or detect misstatements because of its inherent limitations, including the possibility of human error, the circumvention or overriding of controls, or fraud. Even effective internal controls can provide only reasonable assurance with respect to the preparation and fair presentation of financial statements. Our internal control over financial reporting will be audited by our independent auditors during this fiscal year as required by the SEC. If such audit identifies any material weaknesses in our internal control over financial reporting, we would be required to provide appropriate disclosures and implement remedial measures, which could be costly and time-consuming. If we fail to maintain the adequacy of our internal controls, including any failure to implement required new or improved controls, or if we experience difficulties in implementation, our business and operating results could be harmed and we could fail to meet our financial reporting obligations.

ITEM 6.	EXHIBITS

Exhibits:
10.12*	Employment Agreement dated April 8, 2009 between the Company and Richard W. Koe (included as Exhibit 10.1 to the Registrant’s Form 8-K filed with the Commission on April 9, 2009 and incorporated herein by reference).

31.1	Certification of Chief Executive Officer.

31.2	Certification of Chief Financial Officer.

32.1	Certification of Chief Executive Officer and Chief Financial Officer Pursuant to 18 U.S.C. 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

*	Indicates management contracts or compensatory plans and arrangements filed pursuant to Item 601 of Regulation S-K under the Exchange Act.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Date: August 12, 2009	TIGERLOGIC CORPORATION

/s/ Thomas Lim
Thomas Lim Chief Financial Officer and Duly Authorized Officer

EXHIBIT INDEX

10.12*	Employment Agreement dated April 8, 2009 between the Company and Richard W. Koe (included as Exhibit 10.1 to the Registrant’s Form 8-K filed with the Commission on April 9, 2009 and incorporated herein by reference).

31.1	Certification of Chief Executive Officer

31.2	Certification of Chief Financial Officer

32.1	Certification of Chief Executive Officer and Chief Financial Officer Pursuant to 18 U.S.C. 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

*	Indicates management contracts or compensatory plans and arrangements filed pursuant to Item 601 of Regulation S-K under the Exchange Act.