Form 10-Q
period 2009-09-30
TigerLogic CORP
filed 2009-11-12
CIK 820738

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark one)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2009

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

As of October 31, 2009, the Registrant had 27,837,298 shares of its common stock outstanding.

TIGERLOGIC CORPORATION

PART I. FINANCIAL INFORMATION

ITEM 1.	FINANCIAL STATEMENTS

TIGERLOGIC CORPORATION AND SUBSIDIARIES

UNAUDITED CONDENSED CONSOLIDATED BALANCE SHEETS

	September 30, 2009	March 31, 2009
	(In thousands)
ASSETS

Current assets
Cash	$11,439	$12,282
Trade accounts receivable, less allowance for doubtful accounts of $47 and $271, respectively	867	881
Other current assets	442	389

Total current assets	12,748	13,552

Property, furniture and equipment-net	821	849
Goodwill	26,388	26,388
Deferred tax assets	428	383
Other assets	173	161

Total assets	$40,558	$41,333

LIABILITIES AND STOCKHOLDERS’ EQUITY

Current liabilities
Accounts payable	$219	$161
Accrued liabilities	1,545	2,090
Deferred revenue	4,204	4,531

Total current liabilities	5,968	6,782

Commitments and contingencies

Stockholders’ equity
Preferred stock	—	—
Common stock	2,692	2,673
Additional paid-in-capital	130,392	129,684
Accumulated other comprehensive income	2,433	2,861
Accumulated deficit	(100,927)	(100,667)

Total stockholders’ equity	34,590	34,551

Total liabilities and stockholders’ equity	$40,558	$41,333

See accompanying notes to the unaudited condensed consolidated financial statements.

TIGERLOGIC CORPORATION AND SUBSIDIARIES

UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

(In thousands, except per share data)

	Three Months Ended September 30,		Six Months Ended September 30,
	2009	2008	2009	2008
Net revenues
Licenses	$912	$1,331	$2,004	$2,967
Services	2,450	2,819	4,945	5,738

Total net revenues	3,362	4,150	6,949	8,705

Operating expenses
Cost of license revenues	3	8	24	12
Cost of service revenues	402	436	800	884
Selling and marketing	938	1,497	1,864	3,324
Research and development	1,539	1,943	3,117	4,175
General and administrative	903	1,244	2,059	2,787

Total operating expenses	3,785	5,128	7,864	11,182

Operating loss	(423)	(978)	(915)	(2,477)
Other income (expense)
Interest income-net	1	55	—	106
Other income (expense)-net	(120)	(604)	673	(610)

Total other income (expense)	(119)	(549)	673	(504)

Loss before income taxes	(542)	(1,527)	(242)	(2,981)
Income tax provision (benefit)	15	(32)	18	(21)

Net loss	$(557)	$(1,495)	$(260)	$(2,960)

Basic and diluted net loss per share	$(0.02)	$(0.06)	$(0.01)	$(0.11)

Shares used in computing basic and diluted net loss per share	26,862	26,536	26,803	26,494

See accompanying notes to the unaudited condensed consolidated financial statements.

TIGERLOGIC CORPORATION AND SUBSIDIARIES

UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

	Six Months Ended September 30,
	2009	2008
	(In thousands)
Cash flows from operating activities:

Net loss	$(260)	$(2,960)

Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization of long-lived assets	185	217
Provision for bad debt	12	(34)
Stock-based compensation expense	453	847
Income tax provision (benefit)	18	(21)
Foreign currency exchange (gain) loss	(551)	613
Change in assets and liabilities:
Trade accounts receivable	62	416
Other current and non-current assets	(44)	(97)
Accounts payable	51	(97)
Accrued liabilities	(620)	(379)
Deferred revenue	(443)	(298)

Net cash used in operating activities	(1,137)	(1,793)

Cash flows used in investing activities-purchase of property, furniture and equipment	(106)	(531)

Cash flows from financing activities:
Proceeds from exercise of stock options	235	555
Proceeds from issuance of common stock	38	86

Net cash provided by financing activities	273	641

Effect of exchange rate changes on cash	127	(149)

Net decrease in cash and cash equivalents	(843)	(1,832)
Cash and cash equivalents at beginning of period	12,282	14,065

Cash and cash equivalents at end of period	$11,439	$12,233

Non-cash financing activities:
Conversion of debt to common stock	$—	$977

See accompanying notes to the unaudited condensed consolidated financial statements.

TIGERLOGIC CORPORATION AND SUBSIDIARIES

NOTES TO THE UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

SEPTEMBER 30, 2009

1. INTERIM FINANCIAL STATEMENTS

The unaudited interim condensed consolidated financial information furnished herein reflects all adjustments, consisting only of normal recurring items, which in the opinion of management are necessary to fairly state TigerLogic Corporation and its subsidiaries’ (collectively, the “Company” or “we,” “us” or “our”) financial position, results of operations and cash flows for the dates and periods presented and to make such information not misleading. Certain information and footnote disclosures normally included in financial statements prepared in accordance with accounting principles generally accepted in the United States of America have been omitted pursuant to rules and regulations of the Securities and Exchange Commission (“SEC”); nevertheless, management of the Company believes that the disclosures herein are adequate to make the information presented not misleading. These condensed consolidated financial statements should be read in conjunction with the Company’s audited financial statements for the year ended March 31, 2009, contained in the Company’s Annual Report on Form 10-K filed with the SEC on June 24, 2009. The results of operations for the three and six month periods ended September 30, 2009, are not necessarily indicative of results to be expected for any other interim period or the fiscal year ending March 31, 2010. The Company has evaluated subsequent events through the date preceding the filing date of this Form 10-Q on November 12, 2009, and determined that no subsequent events have occurred that would require recognition in the unaudited interim condensed consolidated financial statements or disclosure in the notes thereto. The carrying amount of the Company’s financial instruments (cash, short-term trade receivables and payables) approximates fair value as of September 30, 2009 due to the short-term maturity of those instruments.

2. STOCK-BASED COMPENSATION

The Company has a stock option plan that provides for the granting of stock options, restricted stock and restricted stock units to directors, employees and consultants. The Company also has an employee stock purchase plan which allows employees to purchase the Company’s common stock at a discount.

Total stock-based compensation expense included in the unaudited condensed consolidated statements of operations for the three and six months ended September 30, 2009 and 2008, was as follows (in thousands):

	Three Months Ended September 30,		Six Months Ended September 30,
	2009	2008	2009	2008
Cost of revenue	$14	$13	$32	$20
Operating expense:
Selling and marketing	27	130	59	341
Research and development	100	127	211	254
General and administrative	99	127	151	232

Total stock-based compensation expense	240	397	453	847
Income tax benefit	—	—	—	—

Net stock-based compensation expense	$240	$397	$453	$847

As of September 30, 2009, there was approximately $2.0 million of total unrecognized compensation cost related to nonvested share-based compensation arrangements granted under the plans. That cost is expected to be recognized over a weighted-average period of 2.8 years.

3. RECENTLY ADOPTED ACCOUNTING GUIDANCE

In June 2009, the Financial Accounting Standard Board (“FASB”) issued guidance relating to accounting standards codification (“Codification”) and the hierarchy of United States generally accepted accounting principles (“GAAP”). This guidance establishes the FASB Codification as the source of authoritative accounting guidance under U.S. GAAP. The rules and interpretive releases of the SEC under authority of federal securities laws are also sources of authoritative U.S. GAAP for SEC registrants. The adoption of this guidance did not have an impact on the Company’s consolidated financial statements.

TIGERLOGIC CORPORATION AND SUBSIDIARIES

NOTES TO THE UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

SEPTEMBER 30, 2009

In May 2009, the FASB issued guidance relating to accounting for and disclosing subsequent events that occur after the balance sheet date, but before the financial statements are issued or are available to be issued. This guidance sets forth the circumstances under which an entity should recognize events or transactions occurring after the balance sheet date in its financial statements and also identifies the disclosures that an entity should make about events or transactions that occurred after the balance sheet date. The adoption of this guidance did not have an impact on the Company’s consolidated financial statements.

In April 2009, the FASB issued guidance relating to interim disclosure requirements of fair value of financial instruments. This guidance requires publicly-traded entities to disclose the fair value of all financial instruments for which it is practicable to estimate that value, whether recognized or not recognized in the statement of financial position. The adoption of this did not have a material impact on the Company’s consolidated financial statements.

In April 2009, the FASB issued updated guidance relating to accounting for assets acquired and liabilities assumed in a business combination that arise from contingencies and addressing application issues on initial recognition and measurement, subsequent measurement and accounting, and disclosure of assets and liabilities arising from contingencies in a business combination. The adoption of this guidance did not have an impact on the Company’s consolidated financial statements.

In May 2008, the FASB issued guidance relating to certain convertible debt instruments that may be settled in cash upon conversion. This guidance specifies that issuers of such instruments should separately account for the liability and equity components in a manner that will reflect the entity’s nonconvertible debt borrowing rate when interest cost is recognized in subsequent periods. The adoption of this guidance did not have an impact on the Company’s consolidated financial statements.

In December 2007, the FASB issued guidance relating to business combinations. This guidance requires an acquirer to recognize the assets acquired, the liabilities assumed, and any non-controlling interest in the acquiree at the acquisition date, measured at their fair values as of that date. The guidance also establishes disclosure requirements to enable the evaluation of the nature and financial effects of the business combination. A portion of the Company’s net operating loss carryforwards are attributable to preacquisition periods. A full valuation allowance has been recorded against these deferred tax assets because their realization is not likely. If they were realized, though, the reduction of any valuation allowance related to preacquisition net operating loss carryforwards would be recorded as a reduction of income tax expense under this guidance.

In September 2006, the FASB issued guidance relating to fair value measurement. This guidance defines fair value, establishes a framework for measuring fair value in generally accepted accounting principles, and expands disclosures about fair value measurements. It also applies under other accounting pronouncements that require or permit fair value measurement as a relevant attribute. The adoption of this guidance did not have an impact on the Company’s consolidated financial statements (see further discussion in note 5).

4. RECENTLY ISSUED ACCOUNTING GUIDANCE

In October 2009, the FASB issued an update to existing guidance on revenue recognition for certain arrangements with multiple deliverables. This update will allow companies to allocate consideration received for qualified separate deliverables using estimated selling price for both delivered and undelivered items when vendor-specific objective evidence or third-party evidence is unavailable. Additional disclosures discussing the nature of multiple element arrangements, the types of deliverables under the arrangements, the general timing of their delivery, and significant factors and estimates used to determine estimated selling prices are required. The Company plans to adopt this updated guidance prospectively for new revenue arrangements entered into or materially modified in fiscal year beginning April 1, 2011. The Company does not expect this guidance to have a material impact on the consolidated financial statements.

In October 2009, the FASB issued an update to existing guidance on software revenue recognition. The existing software revenue recognition guidance applied to revenue arrangement for products or services that include software that is “more-than-incidental” to the products or services as a whole. The updated guidance excludes from its scope tangible products that contain both software and non-software components that function together to deliver a product’s essential functionality. The Company plans to adopt this updated guidance prospectively for new revenue arrangements entered into or materially modified in fiscal year beginning April 1, 2011. The Company does not expect this guidance to have a material impact on the consolidated financial statements.

In August 2009, the FASB further updated the fair value measurement guidance to clarify how an entity should measure liabilities at fair value. The update reaffirms that fair value is based on an orderly transaction between market participants, even though liabilities are infrequently transferred due to contractual or other legal restrictions. This update also clarifies that restrictions preventing the transfer of a liability should not be considered as a separate input or adjustment in the measurement of fair value. The Company plans to adopt the provisions of this update for fair value measurements of liabilities effective October 1, 2009. The Company does not expect this guidance to have a material impact on the consolidated financial statements.

TIGERLOGIC CORPORATION AND SUBSIDIARIES

NOTES TO THE UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

SEPTEMBER 30, 2009

5. FAIR VALUE MEASUREMENT

During fiscal year 2009, the Company converted all of its investment balances in money market mutual funds into cash. As such, there were no cash equivalents in our balance sheets as of September 30, 2009 or March 31, 2009. The carrying amounts of accounts receivable, accounts payable, accrued expenses, and deferred revenue approximate fair value because of the short-term maturity of these instruments. There were no nonfinancial assets or liabilities that required recognition or disclosure at fair value on a nonrecurring basis in our balance sheets as of September 30, 2009 or March 31, 2009.

6. STOCKHOLDERS’ EQUITY

Basic loss per share is computed using the net loss and the weighted average number of common shares outstanding during the period. Diluted loss per share is computed using the net loss and the weighted average number of common shares and potential common shares outstanding during the period when the potential common shares are not anti-dilutive. Potential dilutive common shares include outstanding stock options.

Weighted outstanding options to purchase 3,077,642 shares and 3,168,030 shares of the Company’s common stock have been excluded from the computation of diluted net loss per share for the three and six month periods ended September 30, 2009, respectively, and 3,501,123 shares and 3,933,674 shares for the three and six month periods ended September 30, 2008, respectively, because the effect of their inclusion would have been anti-dilutive.

The change in accumulated other comprehensive loss during the three and six month periods ended September 30, 2009 and 2008 is the result of the effect of foreign exchange rate changes. The following table reconciles net loss as reported with total comprehensive loss (in thousands):

	Three Months Ended September 30,		Six Months Ended September 30,
	2009	2008	2009	2008
Net loss reported	$(557)	$(1,495)	$(260)	$(2,960)
Translation adjustments—net	180	474	(428)	475

Total comprehensive loss	$(377)	$(1,021)	$(688)	$(2,485)

7. BUSINESS SEGMENT

The Company operates in one reportable segment. International operations consist primarily of foreign sales offices selling software developed in the United States of America combined with local maintenance revenue. The following table summarizes consolidated financial information of the Company’s operations by geographic location (in thousands):

	Three Months Ended September 30,		Six Months Ended September 30,
	2009	2008	2009	2008
Net revenue

North America	$2,260	$2,807	$4,699	$5,827
Europe/Africa	1,102	1,343	2,250	2,878

Total	$3,362	$4,150	$6,949	$8,705

TIGERLOGIC CORPORATION AND SUBSIDIARIES

NOTES TO THE UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

SEPTEMBER 30, 2009

	September 30, 2009	March 31, 2009
Long-lived assets

North America	$27,303	$27,317
Europe/Africa	507	464

Total	$27,810	$27,781

The Company is engaged in the design, development, sale, and support of four product lines: 1) Yolink, 2) XDMS, 3) MDMS, and 4) RAD software tools. To date, we have not recognized any revenue relating to our Yolink product line and revenue from our XDMS product line has been insignificant. The following table represents the net revenue by product line (in thousands):

	Three Months Ended September 30,		Six Months Ended September 30,
	2009	2008	2009	2008
Net revenue

Databases (XDMS and MDMS)	$2,407	$3,114	$5,114	$6,392
RAD Tools	955	1,036	1,835	2,313

Total	$3,362	$4,150	$6,949	$8,705

8. RELATED PARTY TRANSACTIONS

In connection with Carlton Baab’s resignation as President and Chief Executive Officer and as a Director on February 26, 2009, the Company entered into a separation and consulting agreement with Mr. Baab dated February 26, 2009 (the “Agreement”). The agreement provides Mr. Baab with certain benefits, including: (i) a lump sum payment equal to one year of base salary ($248,000) payable six months and one day after the date of the Agreement; (ii) reimbursement of COBRA premiums for dental and vision insurance for up to 12 months or, if earlier, until such time Mr. Baab ceases to be eligible for COBRA; (iii) reimbursement of health insurance premiums for up to 12 months or, if earlier, until such time Mr. Baab terminates such insurance coverage; and (iv) in the event that we pay a bonus within six months to certain employees specified in the Agreement, a bonus payment calculated as a percentage of Mr. Baab’s base salary in effect immediately prior to his resignation equivalent to the highest bonus payment made (as a percentage of base salary) to such specified employees. The Agreement also provided that Mr. Baab served as a consultant to the Company through August 27, 2009. During the consulting period, the Company paid Mr. Baab an aggregate of $124,000 and Mr. Baab’s outstanding stock options continued to vest. The total charge recorded to general and administrative expense during the year ended March 31, 2009 pursuant to the Agreement was approximately $414,000. The Agreement contains a mutual release of claims and a mutual non-disparagement provision. Mr Baab’s consulting agreement and vesting of outstanding stock options terminated on August 27, 2009. No bonus payment was made during the term of the Agreement. During the six months ended September 30, 2009, the Company paid Mr. Baab the lump sum payment of $248,000 and total consulting fees of $124,000. The Company continues to reimburse Mr. Baab for COBRA and health insurance premium in accordance with the terms of the Agreement.

Astoria Capital Partners, L.P. (“Astoria”) is a major stockholder of ours, holding a majority of our outstanding common stock. Richard W. Koe, Chairman of our Board of Directors and Interim President and Chief Executive Officer, serves as the Managing General Partner for Astoria. The Company entered into an expense reimbursement agreement with Astoria, in connection with Mr. Koe’s appointment as our Interim President and Chief Executive Officer, pursuant to which the Company agreed to reimburse Astoria for a portion of overhead costs and expenses related to the use by Mr. Koe of Astoria’s premises and office equipment while performing his employment duties for the Company. The agreement will terminate 90 days after Mr. Koe is either no longer employed by the Company or is no longer performing services for the Company from Astoria’s premises. Mr. Koe also serves as President of Astoria. Since the start of the agreement on April 1, 2009, the Company has reimbursed Astoria approximately $32,000 or approximately $6,400 per month, and the Company does not anticipate any material changes in this monthly amount.

TIGERLOGIC CORPORATION AND SUBSIDIARIES

NOTES TO THE UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

SEPTEMBER 30, 2009

9. COMMITMENTS AND CONTINGENCIES

The Company is subject from time to time to litigation, claims and suits arising in the ordinary course of business. During the quarter ended September 30, 2009, the Company was a party to the following legal proceedings:

Raining Data v. Soheil Raissi (formerly the Company’s Vice President of Product Development and Professional Services), Mario Barrenechea (formerly the Company’s Senior Vice President, Worldwide Sales and Marketing, Pick and Omnis Products), and Adevnet. On or about December 8, 2006, the Company filed a complaint in Orange County Superior Court that sets forth allegations that the defendants threaten to and have misappropriated the Company’s trade secrets. The Company’s allegations in the complaint include that the individual defendants have used or disclosed the Company’s trade secrets (in the form of source code and licenses and other trade secret information) in violation of their agreements with the Company to maintain the confidentiality of such trade secret information, and in violation of California laws prohibiting the misappropriation of trade secrets. The Company sought injunctive relief from the defendants, including, but not limited to, compelling the defendants to immediately return all of the Company’s trade secrets and property; enjoining the defendants and their employees and agents from using or disclosing our trade secrets, including the Company’s source code; ordering the defendants to disclose all gains and profits they have derived from the misappropriation of the Company’s trade secrets; enjoining the defendants from directly or indirectly supplying, selling or promoting any product that incorporates the Company’s trade secrets. On June 27, 2008, the Court granted the Company’s motion to File a Second Amended Complaint, adding claims for Breach of the Duty of Loyalty and for Unjust Enrichment against the Defendants.

In January of 2007, the Defendants filed a cross-complaint, alleging several claims against the Company and Carlton H. Baab, the Company’s former President and Chief Executive Officer, and the Company filed a Special Motion to Strike (an anti-SLAPP motion) the Cross-Complaint, which the Court granted in June of 2008, striking the entire Cross-Complaint and awarding the Company its attorney’s fees in bringing the motion, which the Company has collected. The Defendants then appealed both Orders. The Company then proceeded with discovery on the Second Amended Complaint.

The Company reached a settlement with Defendant Soheil Raissi on May 8, 2009, including the Company’s dismissal of the Second Amended Complaint against Raissi, and Raissi’s dismissal of his appeals of the trial court’s orders granting the anti-SLAPP motion and the award of attorney fees to the Company for bringing its anti-SLAPP motion. Defendant Adevnet, LLC has been dismissed because it is no longer a viable entity.

On June 26, 2009, the Appellate Court affirmed the trial court’s Orders granting the Company’s anti-SLAPP Motion as well as its Motion for Attorney Fees against Barrenechea. Subsequently, on August 3, 2009, the Company reached a settlement with Defendant Mario Barrenechea including the Company’s dismissal of the Second Amended Complaint against Barrenechea. As such, all of the Company’s litigation against Raissi, Adevnet, and Barrenechea has been concluded.

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

The section entitled “Management’s Discussion and Analysis” set forth below contains forward-looking statements within the meaning of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended (the “Exchange Act”). These statements may generally be identified by the use of such words as “expect,” “anticipate,” “believe,” “intend,” “plan,” “will,” or “shall,” or the negative of those terms. We have based these forward-looking statements on our current expectations and projections about future events. Forward-looking statements involve certain risks and uncertainties and actual results may differ materially from those discussed in any such statement. Factors that could cause actual results to differ materially from such forward-looking statements include the risks described under the heading “Risk Factors” in Item 1A of this quarterly report on Form 10-Q and, elsewhere in this Form 10-Q. The forward-looking statements contained in this Form 10-Q include, but are not limited to statements about the following: (1) our future success, (2) our research and development efforts, (3) our future operating results and cash flow, (4) our ability to compete, (5) the markets in which we operate, (6) our revenue, (7) cost of license revenue and cost of service revenue, (8) our selling and marketing costs, (9) our backlog, (10) our research and development expenses, (11) the effect of critical accounting policies, (12) our belief that our existing cash balances will be sufficient to meet our operating and capital expenditure requirements through the foreseeable future, (13) our focus on the continued development and enhancement of the TigerLogic product line, and identification of new and emerging technology areas and discussions with channel partners for the sale and distribution of the TigerLogic product line, (14) the effect of recent changes in tax laws on our financial statements, and (15) the possibility that we may seek to take advantage of strategic acquisition opportunities. All forward-looking statements in this document are made as of the date hereof, based on information available to us as of the date hereof, and we assume no obligation to update any forward-looking statement.

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

Products

Our principal business is the design, development, sale, and support of software infrastructure. Our products allow customers to create and enhance flexible software applications for their own needs. Our software may be categorized into the following product lines: Yolink, XML data management servers (“XDMS”), Multidimensional Database Management Systems (“MDMS”), and Rapid Application Development (“RAD”) software tools. All of our revenue to date has been principally derived from MDMS and RAD software products.

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

Competition

The application development tools software market is rapidly changing and intensely competitive. Our MDMS products compete with products developed by companies such as Oracle, Microsoft, and IBM. Our RAD products currently encounter competition from several direct competitors, including Microsoft, and competing development environments, including JAVA. Competition is developing and evolving in the XML market for which our XDMS products are intended. Companies that do or are expected to compete in this market include Oracle, IBM, Microsoft, and Sybase, as well as a number of smaller companies with products that directly and indirectly compete with our XDMS products. Our Yolink search application will encounter competition from several direct competitors including Google, Yahoo, Microsoft, AOL, and Ask, as well as a number of smaller companies with products that directly and indirectly compete with our Yolink product. Most of our competitors have significantly more financial, technical, marketing, and other resources than we do. As a result, these competitors may be able to respond more quickly to new or emerging technologies, evolving markets and changes in customer requirements, and may devote greater resources to the development, promotion, and sale of their products.

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

CRITICAL ACCOUNTING POLICIES AND ESTIMATES

The discussion and analysis of our financial condition and results of operations is based on our consolidated financial statements, which have been prepared in accordance with accounting principles generally accepted in the United States of America. The preparation of these financial statements requires management to make estimates and judgments that affect the reported amounts of assets, liabilities, revenue and expenses, and disclosure of contingent liabilities.

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

These critical accounting policies are described in our Form 10-K for the fiscal year ended March 31, 2009 and there have been no changes in our application of these policies during the period ended September 30, 2009.

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

	Three Months Ended September 30, 2009			Three Months Ended September 30, 2008		Six Months Ended September 30, 2009			Six Months Ended September 30, 2008
	Results	% of Net Revenues	Percent Change	Results	% of Net Revenues	Results	% of Net Revenues	Percent Change	Results	% of Net Revenues
	(In thousands)			(In thousands)		(In thousands)			(In thousands)
Net revenues
Licenses	$912	27%	(31)%	$1,331	32%	$2,004	29%	(32)%	$2,967	34%
Services	2,450	73%	(13)%	2,819	68%	4,945	71%	(14)%	5,738	66%

Total net revenues	3,362	100%	(19)%	4,150	100%	6,949	100%	(20)%	8,705	100%
Operating expenses
Cost of revenues:
Cost of license revenues (as a % of license revenues)	3	0%	(63)%	8	1%	24	1%	100%	12	0%
Cost of service revenues (as a % of service revenues)	402	16%	(8)%	436	15%	800	16%	(10)%	884	15%
Selling and marketing	938	28%	(37)%	1,497	36%	1,864	27%	(44)%	3,324	38%
Research and development	1,539	46%	(21)%	1,943	47%	3,117	45%	(25)%	4,175	48%
General and administrative	903	27%	(27)%	1,244	30%	2,059	30%	(26)%	2,787	32%

Total operating expenses	3,785	113%	(26)%	5,128	124%	7,864	113%	(30)%	11,182	128%

Operating loss	(423)	(13)%	(57)%	(978)	(24)%	(915)	(13)%	(63)%	(2,477)	(28)%
Other income (expense)-net	(119)	(4)%	(78)%	(549)	(13)%	673	10%	(234)%	(504)	(6)%

Loss before income taxes	(542)	(16)%	(65)%	(1,527)	(37)%	(242)	(3)%	(92)%	(2,981)	(34)%
Income tax provision (benefit)	15	0%	(147)%	(32)	(1)%	18	0%	(186)%	(21)	0%

Net loss	$(557)	(17)%	(63)%	$(1,495)	(36)%	$(260)	(4)%	(91)%	$(2,960)	(34)%

REVENUE

NET REVENUE. Our revenue is derived principally from two sources: fees from software licensing and fees for post contract technical support. We license our software primarily on a per-CPU, per-server, per-port or per-user basis. Therefore, the addition of CPU’s, servers, ports or users to existing systems increases our revenue from our installed base of licenses. Similarly, the reduction of CPU’s, servers, ports or users to existing systems decreases our revenue from our installed base of licenses. The timing of orders and customer ordering patterns have resulted in fluctuations in license revenue between quarters and year-to-year. Total revenue decreased $0.8 million or 19% and $1.8 million or 20% for the three and six month periods ended September 30, 2009, respectively, as compared to the same periods in the prior year, primarily due to lower orders of licenses and reduction or non-renewal of support services from our existing customer base as a result of the current adverse global economic conditions. We anticipate that revenue will continue to be adversely affected until global economic conditions improve.

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

OPERATING EXPENSES

COST OF LICENSE REVENUE. Cost of license revenue is comprised of direct costs associated with software license sales including software packaging, documentation, physical media costs and royalties. Cost of license revenue as a percentage of license revenue for the three and six month periods ended September 30, 2009 remained relatively consistent with the same periods in prior year.

COST OF SERVICE REVENUE. Cost of service revenue includes primarily personnel costs relating to providing consulting, technical support and training services. Cost of service revenue as a percentage of service revenue for the three and six months period ended September 30, 2009 remained relatively consistent with the same periods in prior year. The slight decrease in absolute dollar value was mainly due to foreign currency translation effect from the British Pound into the US Dollar.

SELLING AND MARKETING. Selling and marketing expense consists primarily of salaries, benefits, advertising, tradeshows, travel and overhead costs for our sales and marketing personnel. Selling and marketing expense for the three and six month periods ended September 30, 2009 decreased $0.6 million or 37% and $1.5 million or 44%, respectively, when compared to the same periods in the prior year. This decrease was mainly due to lower headcount and marketing expense. Prior period’s expenses included expenses relating to the introduction of our Tigerlogic Yolink (formerly ChunkIt!) product. We anticipate that selling and marketing costs related to the TigerLogic product line may increase as we further develop the sales channel for these products and if customer acceptance of these products increases. In addition, if our continued research and development efforts are successful, including with respect to our TigerLogic product line, and new products or services are created, we may incur increased sales and marketing expense to promote those new products in future periods.

RESEARCH AND DEVELOPMENT. Research and development expense consists primarily of salaries and other personnel-related expenses and overhead costs for engineering personnel including employees in the US and the UK and contractors in the US. Research and development expense for the three and six month periods ended September 30, 2009 decreased $0.4 million or 21% and $1.1 million or 25%, respectively, when compared to the same periods in the prior year mainly due to lower headcount and consulting expense related to our Yolink product. We are committed to our research and development efforts and expect research and development expense will remain at the current level in future periods or increase if we believe that additional spending is warranted. Such efforts may not result in additional new products and any new products, including the TigerLogic product line, may not generate sufficient revenue, if any, to offset the research and development expense.

GENERAL AND ADMINISTRATIVE. General and administrative expense consists primarily of costs associated with our finance, human resources, legal and other administrative functions. These costs consist principally of salaries and other personnel-related expenses, professional fees, depreciation and overhead costs. General and administrative expense for the three and six month periods ended September 30, 2009 decreased $0.3 million or 27% and $0.7 million or 26%, respectively, over the same periods in the prior year. The decrease in general and administrative expense was mainly due to: lower legal costs related to litigation matters which have been settled during this fiscal year; higher prior year expense for Yolink product patent and trademark registrations; and lower stock-based compensation expense due to the termination of the vesting of stock options related to the former CEO’s outstanding options upon his departure in the fourth quarter of fiscal year 2009.

OTHER INCOME (EXPENSE). Other income (expense) consists primarily of gains and losses on foreign currency transactions. The change in other income (expense) during the three and six month periods ended September 30, 2009 as compared to the same periods in the prior year, was mainly due to foreign exchange gains and losses from a significant intercompany balance outstanding denominated in British Pound, which has gained significantly against the U.S. Dollar in the current quarter when compared to same quarter in prior year. The Company has been recording the intercompany transaction gains and losses in accordance with applicable accounting guidance in determining net income for the period in which exchange rates change. However, intercompany transactions and balances for which settlement is not planned or anticipated in the foreseeable future are considered to be part of the net investment and related gains or losses are to be accumulated in a separate component of equity.

Due to the uncertainty in exchange rates, we may experience transaction gains or losses in future periods, the effect of which cannot be predicted at this time.

PROVISION FOR INCOME TAXES. Our effective tax rate was 2.8% and 7.4% for the three and six month periods ended September 30, 2009, respectively as compared to (2.1%) and (0.7%) for the three and six month periods ended September 30, 2008, respectively. The benefit for income taxes reflects the refundable research and development credit, net of income tax on net earnings from foreign subsidiaries, as further discussed below. Due to uncertainties surrounding the timing of realizing the benefits of the net operating loss carryforwards in the future, we continue to carry a full valuation allowance against net deferred tax assets in domestic and foreign jurisdictions, except France due to its profitability in the past few years.

In July 2008, the Housing Assistance Act of 2008 introduced a refundable research and development credit refund that could be claimed in lieu of special bonus depreciation as enacted by the Economic Stimulus Act of 2008. Based on our analysis for the six months ended September 30, 2009, we expect an additional cash refund of approximately $8,000. This amount has been included in the provision for income taxes for the six month period ended September 30, 2009. Since our initial adoption of the Housing Assistance Act of 2008 on April 1, 2008 total cash refund expected to date is approximately $33,000, which represents $25,000 of estimated cash refunds through fiscal year ended March 31, 2009 and an additional $8,000 of estimated cash refunds for the six months ended September 30, 2009.

We expect to generate U.S. federal research and development credits for the period beginning April 1, 2009 through December 31, 2009 resulting in additional carryovers. We do not expect an income tax impact for the quarter ended September 30, 2009 nor for the year ending March 31, 2010, due to the full valuation allowance applied to our deferred tax assets (including our research and development credit carryovers). The refundable research and development credits claimed and ultimately refunded would reduce the research and development credit carry forward amount related to the deferred tax asset and related valuation allowance.

LIQUIDITY AND CAPITAL RESOURCES

As of September 30, 2009, we had $11.4 million in cash. We believe that our existing cash balances will be sufficient to meet our operating and capital expenditure requirements for the remainder of the fiscal year ending March 31, 2010 and through the foreseeable future. We are committed to research and development and marketing efforts that are intended to allow us to penetrate new markets and generate new sources of revenue and improve operating results. However, our research and development and marketing efforts have required, and will continue to require, cash outlays without the immediate or short-term receipt of related revenue. Our ability to meet our expenditure requirements is dependent upon our future financial performance, which will be affected by, among other things, prevailing economic conditions, our ability to penetrate new markets and attract new customers, market acceptance of our new and existing products and services, the success of research and development efforts and other factors beyond our control.

On November 9, 2004, we entered into a lease agreement with The Irvine Company whereby we leased one building in Irvine, California, comprising approximately 29,000 square feet, to replace our then headquarters facility. The lease commenced in November 2005 and has a five-year term. If certain conditions are met, we have the option to extend the term of the lease for an additional thirty-six months. The annual basic rent during the five-year term ranges from approximately $475,000 during the first year to approximately $545,000 during the fifth year. The rent expense is being recognized on a straight line basis over the lease term. We are currently exploring our options before the current lease term expires in October 2010 for the purpose of consolidating space and reducing future lease expense.

We had no material commitments for capital expenditures as of September 30, 2009.

Net cash used in operating activities was $1.1 million and $1.8 million for the six month periods ended September 30, 2009 and 2008, respectively. The decrease in net cash used in operating activities for the six month period ended September 30, 2009 as compared to the same period in prior year was primarily due to lower operating expenses as a result of lower headcount, and lower marketing and legal expenses. Net cash used in investing activities was $0.1 million and $0.5 million for the six month periods ended September 30, 2009 and 2008, respectively. Prior year’s cash used in investing activities was due to expenditures related to equipment purchased for the introduction of our Yolink product. Net cash provided by financing activities was $0.3 million and $0.6 million for the six month periods ended September 30, 2009 and 2008, respectively. Net cash provided by financing activities was primarily due to proceeds derived from the exercise of stock options and corresponding issuance of common stock.

There was no outstanding line of credit during the six months ending September 30, 2009 or 2008.

OFF-BALANCE SHEET ARRANGEMENTS

We did not have any off-balance sheet liabilities or transactions as of September 30, 2009.

NON-GAAP FINANCIAL INFORMATION

EBITDA (as defined below) should not be construed as a substitute for net income (loss) or as a better measure of liquidity than cash flow from operating activities, which are determined in accordance with U.S. GAAP. EBITDA excludes components that are significant in understanding and assessing our results of operations and cash flows. EBITDA does not represent funds available for management’s discretionary use and is not intended to represent cash flow from operations. In addition, EBITDA is not a term defined by GAAP and as a result our measure of EBITDA might not be comparable to similarly titled measures used by other companies.

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

Our EBITDA was negative $0.1 million or negative 3% of total net revenue for the three month period ended September 30, 2009, and negative $0.3 million or negative 4% of total net revenue for the six month period ended September 30, 2009. Our EBITDA was negative $0.5 million, or negative 11% of total net revenue for the three month period ended September 30, 2008, and negative $1.4 million or negative 16% for the six month period ending September 30, 2008. The improvement in EBITDA was a result of lower operating expenses due to lower headcount and lower legal and marketing expense, partially offset by lower revenues.

EBITDA is defined as net income (loss) with adjustments for depreciation and amortization, non-cash stock-based compensation expense, interest income (expense)-net, other income (expense)-net, and income tax provision (benefit). The following table reconciles EBITDA to the GAAP reported net loss:

RECONCILIATION OF EBITDA TO NET LOSS

(In thousands)

	For the Three Months Ended September 30,		For the Six Months Ended September 30,
	2009	2008	2009	2008
Reported net loss	$(557)	$(1,495)	$(260)	$(2,960)
Depreciation and amortization	90	111	185	217
Stock-based compensation	240	397	453	847
Interest expense-net	(1)	(55)	—	(106)
Other (income) expense-net	120	604	(673)	610
Income tax provision (benefit)	15	(32)	18	(21)

EBITDA	$(93)	$(470)	$(277)	$(1,413)

Our EBITDA financial information can also be reconciled to net cash used in operating activities as follows:

RECONCILIATION OF EBITDA TO NET CASH USED IN OPERATING ACTIVITIES

(In thousands)

	For the Six Months Ended September 30,
	2009	2008
Net cash used in operating activities	$(1,137)	$(1,793)
Interest expense-net	—	(106)
Other expense (income)-net	(673)	610
Change in trade accounts receivable	(62)	(416)
Change in other current and non-current assets	44	97
Change in accounts payable	(51)	97
Change in accrued liabilities	620	379
Change in deferred revenue	443	298
Foreign currency exchange gain (loss)	551	(613)
Provision for bad debt	(12)	34

EBITDA	$(277)	$(1,413)

ITEM 4T.	CONTROLS AND PROCEDURES

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

The Company is subject from time to time to litigation, claims and suits arising in the ordinary course of business. During the quarter ended September 30, 2009, the Company was a party to the following legal proceedings:

Raining Data v. Soheil Raissi (formerly the Company’s Vice President of Product Development and Professional Services), Mario Barrenechea (formerly the Company’s Senior Vice President, Worldwide Sales and Marketing, Pick and Omnis Products), and Adevnet. On or about December 8, 2006, the Company filed a complaint in Orange County Superior Court that sets forth allegations that the defendants threaten to and have misappropriated the Company’s trade secrets. The Company’s allegations in the complaint include that the individual defendants have used or disclosed the Company’s trade secrets (in the form of source code and licenses and other trade secret information) in violation of their agreements with the Company to maintain the confidentiality of such trade secret information, and in violation of California laws prohibiting the misappropriation of trade secrets. The Company sought injunctive relief from the defendants, including, but not limited to, compelling the defendants to immediately return all of the Company’s trade secrets and property; enjoining the defendants and their employees and agents from using or disclosing our trade secrets, including the Company’s source code; ordering the defendants to disclose all gains and profits they have derived from the misappropriation of the Company’s trade secrets; enjoining the defendants from directly or indirectly supplying, selling or promoting any product that incorporates the Company’s trade secrets. On June 27, 2008, the Court granted the Company’s Motion to File a Second Amended Complaint, adding claims for Breach of the Duty of Loyalty and for Unjust Enrichment against the Defendants.

In January of 2007, the Defendants filed a cross-complaint, alleging several claims against the Company and Carlton H. Baab, the Company’s former President and Chief Executive Officer, and the Company filed a Special Motion to Strike (an anti-SLAPP motion) the Cross-Complaint, which the Court granted in June of 2008, striking the entire Cross-Complaint and awarding the Company its attorney’s fees in bringing the motion, which the Company has collected. The Defendants then appealed both Orders. The Company then proceeded with discovery on the Second Amended Complaint.

The Company reached a settlement with Defendant Soheil Raissi on May 8, 2009, including the Company’s dismissal of the Second Amended Complaint against Raissi, and Raissi’s dismissal of his appeals of the trial court’s orders granting the anti-SLAPP motion and the award of attorney fees to the Company for bringing its anti-SLAPP motion. Defendant Adevnet, LLC has been dismissed because it is no longer a viable entity.

On June 26, 2009, the Appellate Court affirmed the trial court’s Orders granting the Company’s anti-SLAPP Motion as well as its Motion for Attorney Fees against Barrenechea. Subsequently, on August 3, 2009, the Company reached a settlement with Defendant Mario Barrenechea including the Company’s dismissal of the Second Amended Complaint against Barrenechea. As such, all of the Company’s litigation against Raissi, Adevnet, and Barrenechea has been concluded.

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

THE CONCENTRATION OF OUR STOCK OWNERSHIP GIVES CERTAIN STOCKHOLDERS SIGNIFICANT CONTROL OVER OUR BUSINESS.

As of September 30, 2009, Astoria beneficially owned approximately 55% of our outstanding common stock. Richard W. Koe, Chairman of the Board of Directors and Interim President and Chief Executive Officer, serves as the Managing General Partner for Astoria Capital Management, Inc. (“ACM”), which is a general partner of Astoria. This concentration of stock ownership allows Astoria, acting alone, to block any actions that require approval of our stockholders, including the election of members to our Board of Directors and the approval of significant corporate transactions. Moreover, this concentration of ownership may delay or prevent a change in control.

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

THE INABILITY TO PROTECT OUR INTELLECTUAL PROPERTY COULD HARM OUR ABILITY TO COMPETE.

Our ability to compete successfully will depend, in part, on our ability to protect our proprietary technology and operations without infringing upon the rights of others. We may fail to do so. In addition, the laws of certain countries in which our products are, or may be, licensed may not protect our proprietary rights to the same extent as the laws of the United States. We rely primarily on a combination of trade secret, copyright and trademark laws and contractual provisions to protect our intellectual property and proprietary rights. Our trademarks include TigerLogic, Yolink, ChunkIt!, Pick, D3, Omnis, Omnis Studio, mvEnterprise, mvBase, and mvDesigner, among others. We also have thirteen pending U.S. patent application as of September 30, 2009. In addition to trademark and copyright protections, we license our products to end users on a “right to use” basis pursuant to a perpetual license agreement that restricts use of products to a specified number of users.

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

As of September 30, 2009, we had 26,924,760 outstanding shares of common stock, of which approximately 15 million shares were restricted securities held by Astoria and other holders. Restricted securities may be sold in the public market only if they are registered or if they qualify for an exemption from registration promulgated under the Securities Act. At present, all of our outstanding restricted securities may be registered or are eligible for public sale under Rule 144, subject to volume limitations and other requirements of Rule 144.

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

OUR GLOBAL OPERATIONS EXPOSE US TO ADDITIONAL RISKS AND CHALLENGES ASSOCIATED WITH CONDUCTING BUSINESS INTERNATIONALLY.

We operate on a global basis with offices or distributors in Europe, Africa, Asia, Latin America, South America, Australia and North America and development efforts in North America and Europe. Approximately 32% of our revenue for the six months ended September 30, 2009 was generated from our international offices. We face several risks inherent in conducting business internationally, including but not limited to the following:

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

INEFFECTIVE INTERNAL CONTROLS COULD IMPACT THE COMPANY’S BUSINESS AND OPERATING RESULTS.

Our internal control over financial reporting may not prevent or detect misstatements because of its inherent limitations, including the possibility of human error, the circumvention or overriding of controls, or fraud. Even effective internal controls can provide only reasonable assurance with respect to the preparation and fair presentation of financial statements. Our internal control over financial reporting will be audited by our independent auditors during the next fiscal year as required by the SEC. If such audit identifies any material weaknesses in our internal control over financial reporting, we would be required to provide appropriate disclosures and implement remedial measures, which could be costly and time-consuming. If we fail to maintain the adequacy of our internal controls, including any failure to implement required new or improved controls, or if we experience difficulties in implementation, our business and operating results could be harmed and we could fail to meet our financial reporting obligations.

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

Date: November 12, 2009	TIGERLOGIC CORPORATION

/s/ THOMAS LIM
Thomas Lim Chief Financial Officer and Duly Authorized Officer

EXHIBIT INDEX

31.1	Certification of Chief Executive Officer

31.2	Certification of Chief Financial Officer

32.1	Certification of Chief Executive Officer and Chief Financial Officer Pursuant to 18 U.S.C. 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.