Form 10-Q
period 2009-12-31
TigerLogic CORP
filed 2010-02-11
CIK 820738

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark one)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended December 31, 2009

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

As of January 31, 2010, the Registrant had 27,906.792 shares of its common stock outstanding.

TIGERLOGIC CORPORATION

PART I. FINANCIAL INFORMATION

ITEM 1.	FINANCIAL STATEMENTS

TIGERLOGIC CORPORATION AND SUBSIDIARIES

UNAUDITED CONDENSED CONSOLIDATED BALANCE SHEETS

(In thousands)

	December 31, 2009	March 31, 2009
ASSETS
Current assets
Cash	$12,701	$12,282
Trade accounts receivable, less allowance for doubtful accounts of $47 and $90, respectively	1,187	881
Other current assets	383	389

Total current assets	14,271	13,552

Property, furniture and equipment-net	725	849
Goodwill	26,388	26,388
Deferred tax assets	433	383
Other assets	173	161

Total assets	$41,990	$41,333

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities
Accounts payable	$239	$161
Accrued liabilities	1,607	2,090
Deferred revenue	4,464	4,531

Total current liabilities	6,310	6,782

Commitments and contingencies
Stockholders’ equity
Preferred stock	—	—
Common stock	2,791	2,673
Additional paid-in-capital	132,246	129,684
Accumulated other comprehensive income	2,273	2,861
Accumulated deficit	(101,630)	(100,667)

Total stockholders’ equity	35,680	34,551

Total liabilities and stockholders’ equity	$41,990	$41,333

See accompanying notes to the unaudited condensed consolidated financial statements.

TIGERLOGIC CORPORATION AND SUBSIDIARIES

UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

(In thousands, except per share data)

	Three Months Ended December 31,		Nine Months Ended December 31,
	2009	2008	2009	2008
Net revenues
Licenses	$1,118	$1,519	$3,122	$4,486
Services	2,393	2,659	7,338	8,397

Total net revenues	3,511	4,178	10,460	12,883

Operating expenses
Cost of license revenues	4	8	28	20
Cost of service revenues	445	383	1,245	1,267
Selling and marketing	1,332	1,252	3,196	4,576
Research and development	1,581	1,829	4,698	6,004
General and administrative	1,048	1,086	3,107	3,873

Total operating expenses	4,410	4,558	12,274	15,740

Operating loss	(899)	(380)	(1,814)	(2,857)
Other income (expense)
Interest income (expense)-net	(1)	32	(1)	138
Other income (expense)-net	153	(1,066)	826	(1,676)

Total other income (expense)	152	(1,034)	825	(1,538)

Loss before income taxes	(747)	(1,414)	(989)	(4,395)
Income tax provision (benefit)	(44)	36	(26)	15

Net loss	$(703)	$(1,450)	$(963)	$(4,410)

Basic and diluted net loss per share	$(0.03)	$(0.05)	$(0.04)	$(0.17)

Shares used in computing basic and diluted net loss per share	27,707	26,697	27,105	26,562

See accompanying notes to the unaudited condensed consolidated financial statements.

TIGERLOGIC CORPORATION AND SUBSIDIARIES

UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

	Nine Months Ended December 31,
	2009	2008
	(In thousands)
Cash flows from operating activities:
Net loss	$(963)	$(4,410)
Adjustments to reconcile net loss to net cash used in operating activites:
Depreciation and amortization of long-lived assets	294	321
Provision for bad debt	12	8
Stock-based compensation expense	792	1,138
Income tax provision (benefit)	(26)	15
Foreign currency exchange (gain) loss	(695)	1,681
Change in assets and liabilities:
Trade accounts receivable	(259)	417
Other current and non-current assets	14	16
Accounts payable	72	(141)
Accrued liabilities	(536)	(444)
Deferred revenue	(172)	(454)

Net cash used in operating activities	(1,467)	(1,853)

Cash flows used in investing activities-purchase of property, furniture and equipment	(111)	(570)

Cash flows from financing activities:
Proceeds from exercise of stock options	1,849	585
Proceeds from issuance of common stock	38	86

Net cash provided by financing activities	1,887	671

Effect of exchange rate changes on cash	110	(185)

Net increase (decrease) in cash and cash equivalents	419	(1,937)
Cash and cash equivalents at beginning of period	12,282	14,065

Cash and cash equivalents at end of period	$12,701	$12,128

Non-cash financing activities:
Conversion of debt to common stock	$—	$977

See accompanying notes to the unaudited condensed consolidated financial statements.

TIGERLOGIC CORPORATION AND SUBSIDIARIES

NOTES TO THE UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

DECEMBER 31, 2009

1. INTERIM FINANCIAL STATEMENTS

The unaudited interim condensed consolidated financial information furnished herein reflects all adjustments, consisting only of normal recurring items, which in the opinion of management are necessary to fairly state TigerLogic Corporation and its subsidiaries’ (collectively, the “Company” or “we,” “us” or “our”) financial position, results of operations and cash flows for the dates and periods presented and to make such information not misleading. Certain information and footnote disclosures normally included in financial statements prepared in accordance with accounting principles generally accepted in the United States of America have been omitted pursuant to rules and regulations of the Securities and Exchange Commission (“SEC”); nevertheless, management of the Company believes that the disclosures herein are adequate to make the information presented not misleading. These condensed consolidated financial statements should be read in conjunction with the Company’s audited financial statements for the year ended March 31, 2009, contained in the Company’s Annual Report on Form 10-K filed with the SEC on June 24, 2009. The results of operations for the three and nine month periods ended December 31, 2009, are not necessarily indicative of results to be expected for any other interim period or the fiscal year ending March 31, 2010. The Company has evaluated subsequent events through the date preceding the filing date of this Form 10-Q on February 11, 2010, and determined that no subsequent events have occurred that would require recognition in the unaudited interim condensed consolidated financial statements or disclosure in the notes thereto.

2. STOCK-BASED COMPENSATION

The Company has a stock option plan that provides for the granting of stock options, restricted stock and restricted stock units to directors, employees and consultants. The Company also has an employee stock purchase plan which allows employees to purchase the Company’s common stock at a discount.

Total stock-based compensation expense included in the unaudited condensed consolidated statements of operations for the three and nine months ended December 31, 2009 and 2008, was as follows (in thousands):

	Three Months Ended December 31,		Nine Months Ended December 31,
	2009	2008	2009	2008
Cost of revenue	$14	$13	$47	$33
Operating expense:
Selling and marketing	61	58	120	399
Research and development	93	125	304	379
General and administrative	171	95	321	327

Total stock-based compensation expense	339	291	792	1,138
Income tax benefit	—	—	—	—

Net stock-based compensation expense	$339	$291	$792	$1,138

As of December 31, 2009, there was approximately $1.9 million of total unrecognized compensation cost related to nonvested share-based compensation arrangements granted under the plans. That cost is expected to be recognized over a weighted-average period of 2.9 years.

3. RECENTLY ADOPTED ACCOUNTING GUIDANCE

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

TIGERLOGIC CORPORATION AND SUBSIDIARIES

NOTES TO THE UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

DECEMBER 31, 2009

In May 2009, the FASB issued guidance relating to accounting for and disclosing subsequent events that occur after the balance sheet date, but before the financial statements are issued or are available to be issued. This guidance sets forth the circumstances where an entity should recognize events or transactions occurring after the balance sheet date in its financial statements and also identifies the disclosures that an entity should make about events or transactions that occurred after the balance sheet date. The adoption of this guidance did not have an impact on the Company’s consolidated financial statements.

In April 2009, the FASB issued guidance relating to interim disclosure requirements of fair value of financial instruments. This guidance requires publicly-traded entities to disclose the fair value of all financial instruments for which it is practicable to estimate that value, whether recognized or not recognized in the statement of financial position. The adoption of this guidance did not have a material impact on the Company’s consolidated financial statements.

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

In December 2007, the FASB issued guidance relating to business combinations. This guidance requires an acquirer to recognize the assets acquired, the liabilities assumed, and any non-controlling interest in the acquiree at the acquisition date, measured at their fair values as of that date. The guidance also establishes disclosure requirements to enable the evaluation of the nature and financial effects of the business combination. A portion of the Company’s net operating loss carryforwards are attributable to preacquisition periods. A full valuation allowance has been recorded against these deferred tax assets because their realization is not likely. In the event they were realized, the reduction of any valuation allowance related to preacquisition net operating loss carryforwards would be recorded as a reduction of income tax expense under this guidance.

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

TIGERLOGIC CORPORATION AND SUBSIDIARIES

NOTES TO THE UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

DECEMBER 31, 2009

5. FAIR VALUE MEASUREMENT

During fiscal year 2009, the Company converted all of its investment balances in money market mutual funds into cash. As such, there were no cash equivalents in our balance sheets as of December 31, 2009 or March 31, 2009. The carrying amounts of accounts receivable, accounts payable, and accrued expenses approximate fair value because of the short-term maturity of these instruments. There were no nonfinancial assets or liabilities that required recognition or disclosure at fair value on a nonrecurring basis in our balance sheets as of December 31, 2009 or March 31, 2009.

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

Weighted outstanding options to purchase 2,108,416 shares and 2,946,742 shares of the Company’s common stock have been excluded from the computation of diluted net loss per share for the three and nine month periods ended December 31, 2009, respectively, and 1,217,610 shares and 2,998,323 shares for the three and nine month periods ended December 31, 2008, respectively, because the effect of their inclusion would have been anti-dilutive.

The change in accumulated other comprehensive loss during the three and nine month periods ended December 31, 2009 and 2008 is the result of the effect of foreign exchange rate changes. The following table reconciles net loss as reported with total comprehensive loss (in thousands):

	Three Months Ended December 31,		Nine Months Ended December 31,
	2009	2008	2009	2008
Net loss reported	$(703)	$(1,450)	$(963)	$(4,410)
Translation adjustments—net	(160)	991	(588)	1,466

Total comprehensive loss	$(863)	$(459)	$(1,551)	$(2,944)

The Company has been recording the intercompany transaction gains and losses in accordance with applicable accounting guidance in determining net income for the period in which exchange rates change. However, intercompany transactions and balances for which settlement is not planned or anticipated in the foreseeable future are considered to be part of the net investment and related gains or losses are to be accumulated in a separate component of equity as part of other comprehensive loss. Beginning in December 2009, foreign exchange gains and losses from intercompany balance outstanding denominated in British Pound are being accumulated in a separate component of equity as part of other comprehensive loss based on the Company’s determination that the settlement of this intercompany balance is not planned or anticipated in the foreseeable future and is therefore considered of long-term investment nature.

TIGERLOGIC CORPORATION AND SUBSIDIARIES

NOTES TO THE UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

DECEMBER 31, 2009

7. BUSINESS SEGMENT The Company operates in one reportable segment. International operations consist primarily of foreign sales offices selling software developed in the United States of America combined with local maintenance revenue. The following table summarizes consolidated financial information of the Company’s operations by geographic location (in thousands):

	Three Months Ended December 31,		Nine Months Ended December 31,
	2009	2008	2009	2008
Net revenue
North America	$2,380	$2,784	$7,079	$8,611
Europe/Africa	1,131	1,394	3,381	4,272

Total	$3,511	$4,178	$10,460	$12,883

	December 31, 2009	March 31, 2009
Long-lived assets
North America	$27,224	$27,317
Europe/Africa	494	464

Total	$27,718	$27,781

The Company is engaged in the design, development, sale, and support of four product lines: 1) Yolink, 2) XDMS, 3) MDMS, and 4) RAD software tools. To date, we have not recognized any revenue relating to our Yolink product line and revenue from our XDMS product line has been insignificant. The following table represents the net revenue by product line (in thousands):

	Three Months Ended December 31,		Nine Months Ended December 31,
	2009	2008	2009	2008
Net revenue
Databases (XDMS and MDMS)	$2,375	$2,965	$7,489	$9,357
RAD Tools	1,136	1,213	2,971	3,526

Total	$3,511	$4,178	$10,460	$12,883

8. RELATED PARTY TRANSACTIONS

In connection with Carlton Baab’s resignation as President and Chief Executive Officer and as a Director on February 26, 2009, the Company entered into a separation and consulting agreement with Mr. Baab dated February 26, 2009 (the “Agreement”). The agreement provided Mr. Baab with certain benefits, including: (i) a lump sum payment equal to one year of base salary ($248,000) payable six months and one day after the date of the Agreement; (ii) reimbursement of COBRA premiums for dental and vision insurance for up to 12 months or, if earlier, until such time Mr. Baab ceased to be eligible for COBRA; (iii) reimbursement of health insurance premiums for up to 12 months or, if earlier, until such time Mr. Baab terminated such insurance coverage; and (iv) in the event that the Company paid a bonus within six months to certain employees specified in the Agreement, a bonus payment calculated as a percentage of Mr. Baab’s base salary in effect immediately prior to his resignation equivalent to the highest bonus payment made (as a percentage of base salary) to such specified employees. The Agreement also provided that Mr. Baab serve as a consultant to the Company through August 27, 2009. During the consulting period, the Company paid Mr. Baab an aggregate of $124,000 and Mr. Baab’s outstanding stock options continued to vest. The total charge recorded to general and administrative expense during the year ended March 31, 2009 pursuant to the Agreement was approximately $414,000. The Agreement contains a mutual release of claims and a mutual non-disparagement provision. Mr Baab’s consulting services and vesting of outstanding stock options terminated on August 27, 2009. No bonus payment was made during the term of the Agreement. During the nine months ended December 31, 2009, the Company paid Mr. Baab the lump sum payment of $248,000 and total consulting fees of $124,000. The Company continues to reimburse Mr. Baab for COBRA and health insurance premium in accordance with the terms of the Agreement.

TIGERLOGIC CORPORATION AND SUBSIDIARIES

NOTES TO THE UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

DECEMBER 31, 2009

Astoria Capital Partners, L.P. (“Astoria”) is a major stockholder of the Company, holding a majority of the outstanding common stock. Richard W. Koe, Chairman of our Board of Directors and Interim President and Chief Executive Officer, serves as the Managing General Partner for Astoria. The Company entered into an expense reimbursement agreement with Astoria, in connection with Mr. Koe’s appointment as Interim President and Chief Executive Officer, pursuant to which the Company agreed to reimburse Astoria for a portion of overhead costs and expenses related to the use by Mr. Koe of Astoria’s premises and office equipment while performing his employment duties for the Company. The agreement will terminate 90 days after Mr. Koe is either no longer employed by the Company or is no longer performing services for the Company from Astoria’s premises. Mr. Koe also serves as President of Astoria. Since the start of the agreement on April 1, 2009, the Company has reimbursed Astoria approximately $53,000 or approximately $6,600 per month, and the Company does not anticipate any material changes in this monthly amount.

9. COMMITMENTS AND CONTINGENCIES

The Company is subject from time to time to litigation, claims and suits arising in the ordinary course of business. The following legal proceedings were concluded during the quarter ended September 30, 2009. The Company has not been a party to any material legal proceeding subsequent to that date.

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

On June 26, 2009, the Appellate Court affirmed the trial court’s Orders granting the Company’s anti-SLAPP Motion as well as its Motion for Attorney Fees against Barrenechea. On August 3, 2009, the Company reached a settlement with Defendant Mario Barrenechea that included the Company’s dismissal of the Second Amended Complaint against Barrenechea. As such, all of the Company’s litigation against Raissi, Adevnet, and Barrenechea has been concluded.

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

Overview

We were incorporated in the State of Delaware in August 1987. We were originally incorporated as Blyth Holdings, Inc. and our name was changed to Omnis Technology Corporation in September 1997. Effective December 1, 2000, we completed the acquisition of PickAx, Inc., a Delaware corporation (“PickAx”). Concurrent with the acquisition, we changed our name to Raining Data Corporation. On April 17, 2008, we changed our name to TigerLogic Corporation. Reference to “we,” “our,” “us” or the “Company” in this Form 10-Q means TigerLogic Corporation and our subsidiaries.

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

Beginning in 2001, we began an extensive effort to leverage our Pick UDM and core intellectual property to create the TigerLogic technology product line, which includes an internet browser-based search application called Yolink (formerly known as ChunkIt!), and an enterprise class XML Database Management Server for the emerging XML market to address the growing need for managing and querying native XML data and the ability to handle structured and unstructured data. We are focused on the continued development and enhancement of these product lines, identification of new and emerging technology areas and discussions with channel partners for the sale and distribution of the TigerLogic product line.

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

On an on-going basis, we evaluate our estimates, including those related to revenue recognition and accounting for goodwill. We base our estimates on historical experience and on various other assumptions that we believe to be reasonable under the circumstances. Actual results may differ from these estimates under different assumptions or conditions. As of December 31, 2009, the fair value of the reporting unit substantially exceeded its carrying value.

We have identified the accounting policies below as the policies critical to our business operations and the understanding of our results of operations and how the related judgments and estimates affect the preparation of our consolidated financial statements:

•	Revenue Recognition

•	Goodwill

•	Employee Stock-Based Compensation

•	Income Taxes

These critical accounting policies are described in our Form 10-K for the fiscal year ended March 31, 2009 and there have been no changes in our application of these policies during the period ended December 31, 2009.

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

	Three Months Ended December 31, 2009			Three Months Ended December 31, 2008		Nine Months Ended December 31, 2009			Nine Months Ended December 31, 2008
	Results	% of Net Revenues	Percent Change	Results	% of Net Revenues	Results	% of Net Revenues	Percent Change	Results	% of Net Revenues
	(In thousands)			(In thousands)		(In thousands)			(In thousands)
Net revenues
Licenses	$1,118	32%	(26%)	$1,519	36%	$3,122	30%	(30%)	$4,486	35%
Services	2,393	68%	(10%)	2,659	64%	7,338	70%	(13%)	8,397	65%

Total net revenues	3,511	100%	(16%)	4,178	100%	10,460	100%	(19%)	12,883	100%
Operating expenses
Cost of revenues:
Cost of license revenues (as a % of license revenues)	4	0%	(50%)	8	1%	28	1%	40%	20	0%
Cost of service revenues (as a % of service revenues)	445	19%	16%	383	14%	1,245	17%	(2%)	1,267	15%
Selling and marketing	1,332	38%	6%	1,252	30%	3,196	31%	(30%)	4,576	36%
Research and development	1,581	45%	(14%)	1,829	44%	4,698	45%	(22%)	6,004	47%
General and administrative	1,048	30%	(3%)	1,086	26%	3,107	30%	(20%)	3,873	30%

Total operating expenses	4,410	126%	(3%)	4,558	109%	12,274	117%	(22%)	15,740	122%

Operating loss	(899)	(26%)	137%	(380)	(9%)	(1,814)	(17%)	(37%)	(2,857)	(22%)
Other income (expense)-net	152	4%	(115%)	(1,034)	(25%)	825	8%	(154%)	(1,538)	(12%)

Loss before income taxes	(747)	(21%)	(47%)	(1,414)	(34%)	(989)	(9%)	(77%)	(4,395)	(34%)
Income tax provision (benefit)	(44)	(1%)	(222%)	36	1%	(26)	0%	(273%)	15	0%

Net loss	$(703)	(20%)	(52%)	$(1,450)	(35%)	$(963)	(9%)	(78%)	$(4,410)	(34%)

REVENUE

NET REVENUE. Our revenue is derived principally from two sources: fees from software licensing and fees for post contract technical support. We license our software primarily on a per-CPU, per-server, per-port or per-user basis. Therefore, the addition of CPU’s, servers, ports or users to existing systems increases our revenue from our installed base of licensees. Similarly, the reduction of CPU’s, servers, ports or users to existing systems decreases our revenue from our installed base of licensees. The timing of orders and customer ordering patterns have resulted in fluctuations in license revenue between quarters and year-to-year. Total revenue decreased $0.7 million or 16% and $2.4 million or 19% for the three and nine month periods ended December 31, 2009, respectively, as compared to the same periods in the prior year, primarily due to lower orders of licenses and reduction or non-renewal of support services from our existing customer base as a result of the current adverse global economic conditions. We anticipate that revenue will continue to be adversely affected until global economic conditions improve.

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

OPERATING EXPENSES

COST OF LICENSE REVENUE. Cost of license revenue is comprised of direct costs associated with software license sales including software packaging, documentation, physical media costs and royalties. Cost of license revenue as a percentage of license revenue for the three and nine month periods ended December 31, 2009 remained relatively consistent with the same periods in prior year.

COST OF SERVICE REVENUE. Cost of service revenue includes primarily personnel costs relating to providing consulting, technical support and training services. The slight increase in cost of service revenue for the three months ended December 31, 2009 when compared to the same period in prior year was mainly due to an increase in stock-based compensation expense. Cost of service revenue for the nine month periods ended December 31, 2009 remained relatively consistent with the same periods in prior year. The slight decrease in absolute dollar value was mainly due to foreign currency translation effect from the British Pound into the US Dollar.

SELLING AND MARKETING. Selling and marketing expense consists primarily of salaries, benefits, advertising, tradeshows, travel and overhead costs for our sales and marketing personnel. Selling and marketing expense for the three month period ended December 31, 2009 increased $0.1 million or 6% when compared to the same period in prior year due to higher marketing expense relating to our 2009 Pick Worldwide User Conference held in November 2009 and participation in various tradeshows, partially offset by lower personnel expense due to lower headcount. Selling and marketing expense for the nine month period ended December 31, 2009 decreased $1.4 million or 30% when compared to the same period in the prior year. This decrease was mainly due to lower headcount and marketing expense. Prior periods’ expenses included expenses related to the introduction of our Tigerlogic Yolink (formerly ChunkIt!) product. We anticipate that selling and marketing costs related to the TigerLogic product line may increase as we further develop the sales channel for these products and if customer acceptance of these products increases. In addition, if our continued research and development efforts are successful, including with respect to our TigerLogic product line, and new products or services are created, we may incur increased sales and marketing expense to promote those new products in future periods.

RESEARCH AND DEVELOPMENT. Research and development expense consists primarily of salaries and other personnel-related expenses and overhead costs for engineering personnel including employees in the US and the UK and contractors in the US. Research and development expense for the three and nine month periods ended December 31, 2009 decreased $0.2 million or 14% and $1.3 million or 22%, respectively, when compared to the same periods in the prior year mainly due to lower headcount and consulting expense related to our Yolink product. We are committed to our research and development efforts and expect research and development expense will remain at the current level in future periods or increase if we believe that additional spending is warranted. Such efforts may not result in additional new products and any new products, including the TigerLogic product line, may not generate sufficient revenue, if any, to offset the research and development expense.

GENERAL AND ADMINISTRATIVE. General and administrative expense consists primarily of costs associated with our finance, human resources, legal and other administrative functions. These costs consist principally of salaries and other personnel-related expenses, professional fees, depreciation and overhead costs. General and administrative expense for the three month period ended December 31, 2009 was consistent with the same period in the prior year. General and administrative expense for the nine month period ended December 31, 2009 decreased $0.8 million or 20% over the same period in the prior year. The decrease in general and administrative expense was mainly due to lower legal costs related to litigation matters settled during this fiscal year and lower than prior year’s expense for Yolink product patent and trademark registrations.

OTHER INCOME (EXPENSE). Other income (expense) consists primarily of gains and losses on foreign currency transactions. The Company has been recording the intercompany transaction gains and losses in accordance with applicable accounting guidance in determining net income for the period in which exchange rates change. However, intercompany transactions and balances for which settlement is not planned or anticipated in the foreseeable future are considered to be part of the net investment and related gains or losses are to be accumulated in a separate component of equity. The change in other income (expense) during the three and nine month periods ended December 31, 2009 as compared to the same periods in the prior year was mainly due to foreign exchange gains and losses from a significant intercompany balance outstanding denominated in British Pound. During the three and nine month periods ended December 31, 2008, the British Pound strengthened against the U.S. Dollar resulting in foreign exchange loss for the Company. Through November of the current year, the British Pound was weakening against the U.S. Dollar creating foreign exchange gain for the Company. Beginning in December 2009, foreign exchange gains and losses on the outstanding intercompany balance denominated in British Pound are being accumulated in a separate component of equity based on the Company’s determination that the settlement of this intercompany balance is not planned or anticipated in the foreseeable future.

Due to the uncertainty in exchange rates, we may experience transaction gains or losses in future periods, the effect of which cannot be predicted at this time.

PROVISION FOR INCOME TAXES. Our effective tax rate was 5.9% and 2.6% for the three and nine month periods ended December 31, 2009, respectively, as compared to (2.5%) and (0.3%) for the three and nine month periods ended December 31, 2008, respectively. The benefit for income taxes reflects the refundable research and development credit, net of income tax on net earnings from foreign subsidiaries, as further discussed below. Due to uncertainties surrounding the timing of realizing the benefits of the net operating loss carryforwards in the future, we continue to carry a full valuation allowance against net deferred tax assets in domestic and foreign jurisdictions, except France due to its historic profitability.

In July 2008, the Housing Assistance Act of 2008 introduced a refundable research and development credit that could be claimed in lieu of special bonus depreciation as enacted by the Economic Stimulus Act of 2008. Based on our analysis for the nine months ended December 31, 2009, we expect an additional cash refund of approximately $9,000. This amount has been included in the provision for income taxes for the nine month period ended December 31, 2009. Since our initial adoption of the Housing Assistance Act of 2008 on April 1, 2008 total cash refund calculated as of December 31, 2009 is approximately $34,000, which represents approximately $25,000 of estimated cash refunds through fiscal year ended March 31, 2009 and an additional $9,000 of estimated cash refunds for the nine months ended December 31, 2009. In January 2010, we received a refund in the amount of $25,610 related to the credit claimed for the fiscal year ended March 31, 2009.

We expect to generate U.S. federal research and development credits for the period beginning April 1, 2009 through December 31, 2009 resulting in additional carryovers. We do not expect an income tax impact for the quarter ended December 31, 2009 nor for the year ending March 31, 2010, due to the full valuation allowance applied to our deferred tax assets (including our research and development credit carryovers). The refundable research and development credits claimed and ultimately refunded would reduce the research and development credit carry forward amount related to the deferred tax asset and related valuation allowance.

LIQUIDITY AND CAPITAL RESOURCES

As of December 31, 2009, we had $12.7 million in cash. We believe that our existing cash balances will be sufficient to meet our operating and capital expenditure requirements for the remainder of the fiscal year ending March 31, 2010 and through the foreseeable future. We are committed to research and development and marketing efforts that are intended to allow us to penetrate new markets and generate new sources of revenue and improve operating results. However, our research and development and marketing efforts have required, and will continue to require, cash outlays without the immediate or short-term receipt of related revenue. Our ability to meet our expenditure requirements is dependent upon our future financial performance, which will be affected by, among other things, prevailing economic conditions, our ability to penetrate new markets and attract new customers, market acceptance of our new and existing products and services, the success of research and development efforts and other factors beyond our control.

On November 9, 2004, we entered into a lease agreement with The Irvine Company whereby we leased one building in Irvine, California, comprising approximately 29,000 square feet, to replace our then headquarters facility. The lease commenced in November 2005 and had a five-year term. The total basic rent over the five-year term was approximately $2.6 million. The annual basic rent during the five-year term ranged from approximately $475,000 during the first year to approximately $545,000 during the fifth year. On December 7, 2009, we entered into an amendment to this lease agreement modifying certain terms of the original lease as follows: (a) The Irvine Company will perform, at its sole cost, certain tenant improvements in the approximately 15,000 square foot portion of the premises (“Suite 100”) and the lease term will be extended to October 31, 2015 instead of ending on October 31, 2010; (b) the Lease will completely terminate as to the approximately 14,000 square foot portion of the premises (“Suite 200”) on the later of (i) February 28, 2010, or (ii) two weeks after substantial completion of the tenant improvements in Suite 100 (subject to adjustment for any tenant delay); and (c) commencing on March 1, 2010, the base rental rate due for the Suite 100 will be reduced from $1.56 per square foot to $1.20 per square foot, with annual increases of $0.10 per square foot for each year of the term of the lease amendment (with an adjustment to fair market rent during any extension term thereafter). Commencing March 1, 2010, the total basic rent over the new lease amendment term will be approximately $1.6 million. The annual basic rent will range from approximately $215,000 during the first year to approximately $299,000 during the last year of the lease amendment. The rent expense is being recognized on a straight line basis over the new lease term.

We had no material commitments for capital expenditures as of December 31, 2009.

Net cash used in operating activities was $1.5 million and $1.9 million for the nine month periods ended December 31, 2009 and 2008, respectively. The decrease in net cash used in operating activities for the nine month period ended December 31, 2009 as compared to the same period in prior year was primarily due to lower operating expenses as a result of lower headcount, and lower marketing and legal expenses. Net cash used in investing activities was $0.1 million and $0.6 million for the nine month periods ended December 31, 2009 and 2008, respectively. Prior year’s cash used in investing activities was due to expenditures related to equipment purchased to launch our Yolink product. Net cash provided by financing activities was $1.9 million and $0.7 million for the nine month periods ended December 31, 2009 and 2008, respectively. Net cash provided by financing activities was primarily due to proceeds derived from the exercise of stock options and related issuance of common stock.

There was no outstanding line of credit during the nine months ending December 31, 2009 or 2008.

OFF-BALANCE SHEET ARRANGEMENTS

We did not have any off-balance sheet liabilities or transactions as of December 31, 2009.

NON-GAAP FINANCIAL INFORMATION

EBITDA or Adjusted EBITDA (each as defined below) should not be construed as a substitute for net income (loss) or as a better measure of liquidity than cash flow from operating activities determined in accordance with U.S. GAAP. EBITDA and Adjusted EBITDA exclude components that are significant in understanding and assessing our results of operations and cash flows. EBITDA or Adjusted EBITDA does not represent funds available for management’s discretionary use and is not intended to represent cash flow from operations. In addition, EBITDA and Adjusted EBITDA are not terms defined by GAAP and as a result our measure of EBITDA and Adjusted EBITDA might not be comparable to similarly titled measures used by other companies.

However, EBITDA and Adjusted EBITDA are used by management to evaluate, assess and benchmark our operational results and we believe that EBITDA and Adjusted EBITDA are relevant and useful information widely used by analysts, investors and other interested parties in our industry. Accordingly, we are disclosing this information to permit a more comprehensive analysis of our operating performance, to provide an additional measure of performance and liquidity and to provide additional information with respect to our ability to meet future debt service, capital expenditure and working capital requirements.

EBITDA is defined as net income (loss) with adjustments for depreciation and amortization, interest income (expense)-net, and income tax provision (benefit). Adjusted EBITDA used by our company is defined as EBITDA plus adjustments for other income (expense)-net, and non-cash stock-based compensation expense.

Our Adjusted EBITDA was negative $0.5 million or negative 12.9% of total net revenue for the three month period ended December 31, 2009 as compared to breakeven for the same period in prior year. The decrease in Adjusted EBITDA was a result of lower revenues in the current year. Our Adjusted EBITDA was negative $0.7 million or negative 7% of total net revenue for the nine month period ended December 31, 2009 as compared to negative $1.4 million or negative 11% for the same period in prior year. The improvement in Adjusted EBITDA was a result of lower operating expenses due to lower headcount and lower legal and marketing expense, partially offset by lower revenues. The following table reconciles Adjusted EBITDA to the GAAP reported net loss:

RECONCILIATION OF ADJUSTED EBITDA TO NET LOSS (In thousands)

	For the Three Months Ended December 31,		For the Nine Months Ended December 31,
	2009	2008	2009	2008
Reported net loss	$(703)	$(1,450)	$(963)	$(4,410)
Depreciation and amortization	109	104	294	321
Stock-based compensation	339	291	792	1,138
Interest expense (income)-net	1	(32)	1	(138)
Other expense (income)-net	(153)	1,066	(826)	1,676
Income tax provision (benefit)	(44)	36	(26)	15

Adjusted EBITDA	$(451)	$15	$(728)	$(1,398)

Our Adjusted EBITDA financial information can also be reconciled to net cash used in operating activities as follows:

RECONCILIATION OF ADJUSTED EBITDA TO NET CASH USED IN OPERATING ACTIVITIES

(In thousands)

	For the Nine Months Ended December 31,
	2009	2008
Net cash used in operating activities	$(1,467)	$(1,853)
Interest expense (income)-net	1	(138)
Other expense (income)-net	(826)	1,676
Change in trade accounts receivable	259	(417)
Change in other current and non-current assets	(14)	(16)
Change in accounts payable	(72)	141
Change in accrued liabilities	536	444
Change in deferred revenue	172	454
Foreign currency exchange gain (loss)	695	(1,681)
Provision for bad debt	(12)	(8)

Adjusted EBITDA	$(728)	$(1,398)

ITEM 4T.	CONTROLS AND PROCEDURES

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

PART II. OTHER INFORMATION

ITEM 1.	LEGAL PROCEEDINGS — None

ITEM 1A.	RISK FACTORS

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

ADVERSE ECONOMIC CONDITIONS COULD CONTINUE TO HARM OUR BUSINESS.

Our operations and performance depend significantly on worldwide economic conditions, which have deteriorated significantly in many countries and regions, including without limitation the United States and Western Europe from which we derive a majority of our revenue. Unfavorable changes in economic conditions, including recession, rising inflation, diminished credit availability, declining valuation of investments or other changes in economic conditions have resulted in lower information technology spending and have adversely affected our revenue. For example, current or potential customers may have been unable to fund software purchases, which in some cases caused them to delay, decrease or cancel purchases of our products and services or to not pay us or to delay paying us for previously purchased products and services. Further, since we generally license our software on a per-CPU, per-server, per-port or per-user basis, any decrease in CPU’s, servers, ports or users by our customers would result in a decrease in our revenue. These and other economic factors could continue to have a material adverse effect on demand for our products and services and on our financial results.

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

THE CONCENTRATION OF OUR STOCK OWNERSHIP GIVES CERTAIN STOCKHOLDERS SIGNIFICANT CONTROL OVER OUR BUSINESS.

As of December 31, 2009, Astoria beneficially owned approximately 53% of our outstanding common stock. Richard W. Koe, Chairman of the Board of Directors and Interim President and Chief Executive Officer, serves as the Managing General Partner for Astoria Capital Management, Inc. (“ACM”), which is a general partner of Astoria. This concentration of stock ownership allows Astoria, acting alone, to block any actions that require approval of our stockholders, including the election of members to our Board of Directors and the approval of significant corporate transactions. Moreover, this concentration of ownership may delay or prevent a change in control.

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

THE INABILITY TO PROTECT OUR INTELLECTUAL PROPERTY COULD HARM OUR ABILITY TO COMPETE.

Our ability to compete successfully will depend, in part, on our ability to protect our proprietary technology and operations without infringing upon the rights of others. We may fail to do so. In addition, the laws of certain countries in which our products are, or may be, licensed may not protect our proprietary rights to the same extent as the laws of the United States. We rely primarily on a combination of trade secret, copyright and trademark laws and contractual provisions to protect our intellectual property and proprietary rights. Our trademarks include TigerLogic, Yolink, ChunkIt!, Pick, D3, Omnis, Omnis Studio, mvEnterprise, mvBase, and mvDesigner, among others. We also have fourteen pending U.S. patent application as of December 31, 2009. In addition to trademark and copyright protections, we license our products to end users on a “right to use” basis pursuant to a perpetual license agreement that restricts use of products to a specified number of users.

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

As of December 31, 2009, we had 27,906,792 outstanding shares of common stock, of which approximately 15 million shares were restricted securities held by Astoria and other holders. Restricted securities may be sold in the public market only if they are registered or if they qualify for an exemption from registration promulgated under the Securities Act. At present, all of our outstanding restricted securities may be registered or are eligible for public sale under Rule 144, subject to volume limitations and other requirements of Rule 144.

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

OUR GLOBAL OPERATIONS EXPOSE US TO ADDITIONAL RISKS AND CHALLENGES ASSOCIATED WITH CONDUCTING BUSINESS INTERNATIONALLY.

We operate on a global basis with offices or distributors in Europe, Africa, Asia, Latin America, South America, Australia and North America and development efforts in North America and Europe. Approximately 32% of our revenue for the nine months ended December 31, 2009 was generated from our international offices. We face several risks inherent in conducting business internationally, including but not limited to the following:

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

INEFFECTIVE INTERNAL CONTROLS COULD IMPACT OUR BUSINESS AND OPERATING RESULTS.

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

ITEM 6.	EXHIBITS

Exhibits:

10.13	First Amendment, dated December 7, 2009, to Lease Agreement dated November 9, 2004 between the Registrant and The Irvine Company LLC.

31.1	Certification of Chief Executive Officer.

31.2	Certification of Chief Financial Officer.

32.1	Certification of Chief Executive Officer and Chief Financial Officer Pursuant to 18 U.S.C. 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Date: February 11, 2010	TIGERLOGIC CORPORATION

/S/ THOMAS LIM
Thomas Lim Chief Financial Officer and Duly Authorized Officer

EXHIBIT INDEX

10.13	First Amendment, dated December 7, 2009, to Lease Agreement dated November 9, 2004 between the Registrant and The Irvine Company LLC.

31.1	Certification of Chief Executive Officer

31.2	Certification of Chief Financial Officer

32.1	Certification of Chief Executive Officer and Chief Financial Officer Pursuant to 18 U.S.C. 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.