Form 10-K
period 2010-03-31
TigerLogic CORP
filed 2010-06-22
CIK 820738

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

(Mark one)

☒	ANNUAL REPORT PURSUANT TO SECTION 13 or 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended March 31, 2010

or

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from             to             .

Commission file number 000-16449

TIGERLOGIC CORPORATION

(Name of Registrant as Specified in Its Charter)

Delaware	94-3046892
(State of Incorporation)	(I.R.S. Employer ID. No.)

25A Technology Drive, Irvine, California	92618
(Address of Principal Executive Offices)	(Zip Code)

(949) 442-4400

(Registrant’s Telephone Number, Including Area Code)

Securities registered pursuant to Section 12(b) of the Exchange Act:

Title of Each Class	Name of Each Exchange on Which Registered
Common Stock, $0.10 par value per share	The NASDAQ Stock Market LLC (The NASDAQ Capital Market)

Securities registered pursuant to Section 12(g) of the Exchange Act:

None

Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act.    Yes  ☐    No  ☒

Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or 15(d) of the Exchange Act.    Yes  ☐    No  ☒

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.    Yes  ☒    No  ☐

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Website, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).    Yes  ☐    No  ☐

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of the registrant’s knowledge, in the definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K.  ☒

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See the definitions of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act. (Check one):

Large accelerated filer	☐	Accelerated filer	☐

Non-accelerated filer	☐	Smaller reporting company	☒

Indicate by check mark whether the Registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐    No  ☒

The aggregate market value of the voting and non-voting common equity held by non-affiliates of the Registrant was $26,200,431 on September 30, 2009 based on the closing sale price of such stock as reported on The Nasdaq Capital Market on that date.

As of May 31, 2010, the Registrant had 27,934,614 shares of its common stock outstanding.

DOCUMENTS INCORPORATED BY REFERENCE

None.

TIGERLOGIC CORPORATION

FISCAL YEAR 2010 FORM 10-K ANNUAL REPORT

PART I

IMPORTANT NOTE ABOUT FORWARD-LOOKING STATEMENTS. This Form 10-K contains forward-looking statements within the meaning of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended (the “Exchange Act”). These statements may generally be identified by the use of such words as “expect,” “anticipate,” “believe,” “intend,” “plan,” “will,” or “shall,” or the negative of those terms. We have based these forward-looking statements on our current expectations and projections about future events. Forward-looking statements involve certain risks and uncertainties and actual results may differ materially from those discussed in any such statement. Factors that could cause actual results to differ materially from such forward-looking statements include the risks described under the heading “Risk Factors” in Part I, Item 1A of this Form 10-K and elsewhere in this Form 10-K. The forward-looking statements contained in this Form 10-K include, but are not limited to statements about the following: (1) our future success, (2) our research and development efforts, (3) our future operating results and cash flow, (4) our ability to compete, (5) the markets in which we operate, (6) our revenue, (7) cost of license revenue and cost of service revenue, (8) our selling and marketing costs, (9) our general and administrative costs, (10) our research and development expenses, (11) the effect of critical accounting policies, (12) the possibility that we may seek to take advantage of opportunities in the equity and capital markets (13) our belief that our existing cash balances combined with our cash flow from operating activities will be sufficient to meet our operating and capital expenditure requirements for the remainder of the fiscal year ending March 31, 2011 and through the foreseeable future, (14) our focus on the continued development and enhancement of the TigerLogic product line, and identification of new and emerging technology areas and discussions with channel partners for the sale and distribution of the TigerLogic product line, and (15) the possibility that we may seek to take advantage of strategic acquisition opportunities. All forward-looking statements in this document are made as of the date hereof, based on information available to us as of the date hereof, and we assume no obligation to update any forward-looking statement.

ITEM 1.	Business

Overview

We were incorporated in the State of Delaware in August 1987. We were originally incorporated as Blyth Holdings, Inc. and our name was changed to Omnis Technology Corporation in September 1997. Effective December 1, 2000, we completed the acquisition of PickAx, Inc., a Delaware corporation (“PickAx”). Concurrent with the acquisition, we changed our name to Raining Data Corporation. On April 17, 2008, we changed our name to TigerLogic Corporation. Reference to “we,” “our,” “us” or the “Company” in this Annual Report on Form 10-K means TigerLogic Corporation and our subsidiaries.

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

Beginning in 2001, we began an extensive effort to leverage our Pick UDM and core intellectual property to create the TigerLogic technology product line, which includes a next-generation search enhancement technology called Yolink, and an enterprise class XML Database Management Server for the emerging XML market to address the growing need for managing and querying native XML data and the ability to handle structured and unstructured data. We are focused on the continued development and enhancement of these product lines, identification of new and emerging technology areas and discussions with channel partners for the sale and distribution of the TigerLogic product line.

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

TigerLogic Yolink

Yolink is a next-generation search enhancement technology that increases the effectiveness of search across Web sites and services. Traditional keyword search returns a set of Web pages in a list of several links. Yolink searches those links in one-click and brings back actionable blocks of text from inside those Web pages and behind those links. Yolink can search both structured markup, such as HTML, and binary code documents as well as unstructured, raw text documents by layering a common semantic model across them, and using this to organize and effect full-text searches across documents. To facilitate the user’s review, each keyword is highlighted with a unique color. This capability is especially useful for reviewing and searching through the many Web pages that contain hundreds, if not thousands, of embedded hyperlinks. Yolink delivers users the benefit of being able to quickly review the results on their own, or visualized in their original document to maintain the context of the information presented, eliminating the steps of trial and error.

In its initial introduction, Yolink is an application that sits inside a Web browser. We are currently investigating further applications and delivery options for the Yolink technology. Yolink search technology can be applied to many platforms and Internet delivery methodologies. We are exploring several business models, including the availability of application programming interfaces (“APIs”) to allow developers to integrate Yolink search technologies with their Web sites, services or applications. We also envision that developers will be able to leverage the Yolink APIs for new and experimental applications and utilities.

Yolink is available for download at www.yolink.com. Through March 31, 2010, we have not recognized any revenue from the Yolink product.

TigerLogic XDMS

TigerLogic® XDMS is a high performance, scalable, enterprise native XML database management server with both data- and document-centric capabilities. We believe the TigerLogic XDMS difference comes from its core technology, a highly flexible data model that is optimal for managing and storing any kind of XML or non-XML data and its high performance, extensible XQuery Engine. TigerLogic XDMS provides a level of efficient persistence that XML applications and transactions require, offering the benefits of roles-based security and XA-compliant transactions for enhanced reliability. TigerLogic XDMS provides the benefits of an enterprise-scalable system that allows on the fly changes to content, recursion, and automatically optimized storage. TigerLogic XDMS can be utilized for high performance content search, data integration and caching, Web service development and geospatial data management.

TigerLogic XDMS supports an extensible and flexible development and deployment environment. Unlike other XML data management alternatives, TigerLogic XDMS does not need to know the schema or structure of data before processing and storing it. We believe the ability to make XML schemas optional is a vital innovation because the structures of operational systems frequently change, and mapping schemas for the purpose of linking to a new data source is both difficult and time-consuming. The system also enables support for schema versioning, which is critical when addressing evolving standards and XML schemas. TigerLogic XDMS version 3.1, which includes support for an adapter for access to multi-dimensional data sources and a new enhanced administration/development console was released for beta testing in November 2009 . Through March 31, 2010, our revenue from TigerLogic XDMS has been less than $300,000.

Multi-dimensional Databases (MDMS)

The MDMS product line consists principally of the D3 Data Base Management System (“D3”), which runs on many operating systems, including IBM AIX, Linux and Windows. D3 allows application programmers to create new business solution software in less time than it normally takes in many other environments. This can translate into lower costs for the developer, lower software prices for the customer and reduced costs of ownership for both the developer and end user. Our MDMS products also include mvEnterprise, a scalable multi-dimensional database solution that allows the user to leverage the capabilities of the UNIX operating system, and mvBase, a multi-dimensional database solution that runs on all Windows platforms.

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

Version 9.0 of D3 and version 3.0 of mvBase were released for beta testing in January 2010. Both releases include bundled support for .NET, providing developers a cost effective solution for developing applications utilizing Microsoft Visual Studio; bundled support for Java, which allows development of applications utilizing Java; and support for integration with our TigerLogic XDMS product.

Rapid Application Development (RAD) Tools

Our RAD products support the full life cycle of software application development and are designed for rapid prototyping, development and deployment of graphical user interface (“GUI”) client/server and Web applications. The RAD products—Omnis Studio and Omnis Classic—are object-oriented and component-based, providing the ability to deploy cross-platform applications on operating system platforms such as Windows, Linux and Mac OS X, as well as database environments such as MySQL, Oracle, DB2, Sybase, Microsoft SQL Server and other OBDC compatible database management systems. Release 5.0 of Omnis Studio introduced the Omnis Mobile Client, a new functionality that allows Omnis application to run on Windows Mobile® based devices including smartphones, PDAs, and other mobile devices.

Technical Support

Our products are used by our customers to build and deploy applications that may become a critical component of their business operations. As a result, continuing to provide customers with technical support services is an important element of our business strategy. Customers who participate in our support programs receive periodic maintenance releases on a when-and-if available basis and direct technical support when required.

Sales and Distribution

In the United States, we sell our products through established distribution channels consisting of OEMs, system integrators, specialized vertical application software developers and consulting organizations. We also sell our products directly through our sales personnel to end user organizations. Outside the United States, we maintain direct sales offices in the United Kingdom, France and Germany. Approximately 32%, 32%, and 34% of our revenue came from sales through our offices located outside the United States for the twelve months ended March 31, 2010, 2009 and 2008, respectively.

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

For each of the three years ended March 31, 2010, 2009 and 2008, no single customer accounted for more than 10% of our revenue.

Research and Development

We have devoted significant resources to the research and development of our products and technology. We believe that our future success will depend largely on strong development efforts with respect to both our existing and new products. These development efforts have resulted in updates and upgrades to existing MDMS and RAD products and the launch of new products including the TigerLogic product line. New product releases in all of our product lines are currently in progress. We expect to continue our research and development efforts in all product lines for the foreseeable future. We intend for these efforts to improve our future operating results and increase cash flow. However, such efforts may not result in additional new products or revenue, and we can make no assurances that the recently announced products or future products will be successful. We spent $6.1 million, $7.6 million and $7.8 million on research and development in fiscal years 2010, 2009 and 2008, respectively.

Competition

The application development tools software market is rapidly changing and intensely competitive. Our MDMS products compete with products developed by companies such as Oracle, Microsoft, and IBM. Our RAD products currently encounter competition from several direct competitors, including Microsoft, and competing development environments, including JAVA. Competition is developing and evolving in the XML market for which our XDMS products are intended. Companies that do or are expected to compete in this market include Oracle, IBM, Microsoft, and Sybase, as well as a number of smaller companies with products that directly and indirectly compete with our XDMS products. Direct competitors of our Yolink search application include

Google, Yahoo, Microsoft, AOL, and Ask, as well as a number of smaller companies with products that directly and indirectly compete with our Yolink product. Most of our competitors have significantly more financial, technical, marketing, and other resources than we do. As a result, these competitors may be able to respond more quickly to new or emerging technologies, evolving markets and changes in customer requirements, and may devote greater resources to the development, promotion, and sale of their products.

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

Intellectual Property and Other Proprietary Rights

We rely primarily on a combination of trade secret, patent, copyright and trademark laws and contractual provisions to protect our intellectual property and proprietary rights. Our trademarks include TigerLogic, Yolink, ChunkIt!, Raining Data, Pick, D3, Omnis, Omnis Studio, mvEnterprise, mvBase, and mvDesigner, among others. We have one U.S. patent and fourteen pending U.S. patent applications as of March 31, 2010.

We generally license our products to end users on a “right to use” basis pursuant to a perpetual license agreement that restricts use of products to a specified number of users. We generally rely on “click-wrap” licenses that become effective when a customer downloads and installs the software on its system. In order to retain exclusive ownership rights to our software and technology, we generally provide our software in object code only, with contractual restrictions on copying, disclosure, and transferability. There can be no assurance that these protections will be adequate, that our license agreements will be enforceable in the United States or foreign jurisdictions, or that our competitors will not independently develop technologies that are substantially equivalent or superior to our technology.

Backlog

We generally download or ship software products as orders are received and have historically operated with little backlog. As a result, our license revenue in any given quarter is dependent upon orders received and product shipped during the quarter. Historically, there has been a short cycle between receipt of an order and shipment. Consequently, we do not believe that our backlog as of any particular date is meaningful.

Employees

At March 31, 2010, we had 98 employees worldwide of which 70 were in the United States and 28 were in our international offices. Of the 98 employees, 83 are full-time and approximately 36% are in research and development, 22% in technical support, 26% in sales and marketing and 16% in general and administrative functions. None of our employees are represented by a labor union, and we consider our employee relations to be good. Competition for qualified personnel in our industry is intense. We believe that our future success will continue to depend, in part, on our continued ability to attract, hire and retain qualified personnel.

Executive Officers

The following sets forth certain information regarding our executive officers as of March 31, 2010:

Name	Age	Position(s)
Richard W. Koe	53	Interim President and Chief Executive Officer
Thomas Lim	41	Chief Financial Officer, VP of Finance, and Secretary
John H. Bramley	53	Vice President, Operations

Mr. Koe was appointed Interim President and Chief Executive Officer on February 26, 2009. Mr. Koe joined the Board of Directors in January 2003 and has served as Chairman since December 2004. Mr. Koe has served as Managing General Partner for Astoria Capital Partners, L.P. and Montavilla Partners, L.P., both of which are investment partnerships, and as President of Astoria Capital Management, since July 1991. Astoria Capital Partners, L.P. is a significant stockholder of the Company, holding a majority of the Company’s outstanding common stock. Mr. Koe serves as Chairman of the Compensation Committee and the Nominating and Corporate Governance Committee and is the sole member of the Stock Committee, a subcommittee of the Compensation Committee. Mr. Koe holds a B.A. in History from the University of Oregon. Mr. Koe has significant executive leadership experience having served as President of Astoria Capital Management, and Managing General Partner for Astoria Capital Partners, L.P. and Montavilla Partners, L.P., for over 18 years. This experience, combined with over 9 years relationship with us as a major shareholder, and over seven years service on our Board of Directors, including as Chairman, uniquely qualify Mr. Koe to serve as our Interim President and Chief Executive Officer.

Mr. Lim has served as our Chief Financial Officer and Vice President of Finance since May 2006, and as Secretary since August 2006. Prior to joining TigerLogic, from March 2004 to May 2006, Mr. Lim served as the Director of Finance and Controller of WageWorks, Inc., an employee benefits administration firm. Mr. Lim served as the Director of Finance of DNA Sciences, Inc., a bio-research company, from October 2002 to January 2004, and as the Corporate Controller of Certive Corporation, a software company, from June 2000 to September 2002. Mr. Lim graduated from the University of California at Berkeley, Haas School of Business with a B.S. in accounting and finance and received his M.B.A. from the University of California at Berkeley, Haas School of Business. Mr. Lim is a Certified Public Accountant in California (inactive). Mr. Lim has significant financial experience developed through his over 19 years experience as a CPA, Financial Analyst, Corporate Controller, and Director of Finance, for technology, financial services, and professional services industries.

Mr. Bramley has served as our Vice President, Operations since July 2008. From February 2007 to July 2008, Mr. Bramley served as our Vice President of Product Development. From April 2001 to February 2007, Mr. Bramley held various corporate technical positions involved with the development, marketing and support of our XDMS technology. From November 1996 to April 2001, Mr. Bramley served as Vice President, Engineering responsible for the product development and technical support for our MDMS products. From January 1987 to November 1996, Mr. Bramley was involved in the management and development of the Pick database management system at Sequoia Systems, a vendor of fault tolerant hardware products. Mr. Bramley holds a B.S. degree in Computer Science from the State University of New York, Plattsburgh, NY.

ITEM 1A.	Risk Factors

We operate in a rapidly changing environment that involves numerous risks and uncertainties. A description of the risks and uncertainties associated with our business is set forth below. You should carefully consider such risks and uncertainties, together with the other information contained in this Annual Report on Form 10-K for the fiscal year ended March 31, 2010 and in our other public filings. If any of such risks and uncertainties actually occurs, our business, financial condition or operating results could differ materially from the plans, projections and other forward-looking statements included in the section titled “Management’s Discussion and Analysis of Financial Condition and Results of Operations” and elsewhere in this report and in our other public filings. In addition, if any of the following risks and uncertainties, or if any other risks and uncertainties, actually occurs, our business, financial condition or operating results could be harmed substantially, potentially causing the market price of our stock to decline, perhaps significantly. The following section lists some, but not all, of these risks and uncertainties that may have a material adverse effect on our business, financial condition or results of operation.

IF WE DO NOT DEVELOP NEW PRODUCTS AND ENHANCE EXISTING PRODUCTS TO KEEP PACE WITH RAPIDLY CHANGING TECHNOLOGY AND INDUSTRY STANDARDS, OUR REVENUE MAY DECLINE.

We have devoted significant resources to the research and development of products and technologies. We believe that our future success will depend in large part on strong research and development efforts with respect to both our existing and new products. Beginning in 2001, we began an extensive effort to leverage our Pick UDM and core intellectual property to create the TigerLogic product line, which includes an internet browser-based search application called Yolink and an enterprise class XML database management server for the emerging XML market. While we intend for these efforts to improve our future operating results and increase cash flow, such new products may not be successful or generate significant revenue. The development of new or enhanced software products is a complex and uncertain process requiring high levels of innovation, as well as accurate anticipation of customer and technical trends. In developing new products and services, we may fail to develop and market products that respond to technological changes or evolving industry standards in a timely or cost-effective manner, or experience difficulties that could delay or prevent the successful development, introduction and marketing of these new products. The development and introduction of new or enhanced products also requires us to manage the transition from older products in order to minimize disruptions in customer ordering patterns and to ensure that adequate supplies of new products can be delivered to meet customer demand. Failure to develop and introduce new products, or enhancements to existing products, in a timely and cost-effective manner in response to changing market conditions or customer requirements, or lack of customer acceptance of our products, will materially and adversely affect our business, results of operations and financial condition. In addition, if we acquire new technologies in the future, they could prove difficult to integrate and may disrupt our business, dilute stockholders’ value and adversely affect our operating results.

OUR FAILURE TO COMPETE EFFECTIVELY MAY HAVE AN ADVERSE IMPACT ON OUR OPERATING RESULTS.

The market for our products is highly competitive, diverse and subject to rapid change. Our products and services compete on the basis of the following key characteristics: performance; inter-operability; scalability; functionality; reliability; pricing; post sale customer support; quality; compliance with industry standards; and overall total cost of ownership. The application development tools software market is rapidly changing and intensely competitive. Our MDMS products compete with products developed by companies such as Oracle, Microsoft and IBM. Our RAD products currently encounter competition from several direct competitors, including Microsoft, and competing development environments, including JAVA. Competition is developing and evolving in the XML market for which our XDMS products are intended. Companies that do or are expected to compete in this market include Oracle, IBM, Microsoft and Sybase, as well as a number of smaller companies with products that directly and indirectly compete with our XDMS products. Direct competitors of our Yolink search application include Google, Yahoo, Microsoft, AOL and Ask, as well as a number of smaller companies with products that directly and indirectly compete with our Yolink product. Additionally, as we expand our business, we expect to compete with a different group of companies, including smaller, highly focused companies offering single products.

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

ADVERSE ECONOMIC CONDITIONS COULD CONTINUE TO HARM OUR BUSINESS.

Our operations and performance depend significantly on worldwide economic conditions and these have deteriorated significantly in many countries and regions, including without limitation the United States and Western Europe where we derive a majority of our revenue. Unfavorable changes in economic conditions, including recession, rising inflation, diminished credit availability, declining valuation of investments or other changes in economic conditions have resulted in lower information technology spending and have adversely affected our revenue. For example, current or potential customers may have been unable to fund software purchases, potentially causing them to delay, decrease or cancel purchases of our products and services or to not pay us or to delay paying us for previously purchased products and services. Further, since we generally license our software on a per-CPU, per-server, per-port or per-user basis, any decrease in CPU’s, servers, ports or users by our customers would result in a decrease in our revenue. These and other economic factors could continue to have a material adverse effect on demand for our products and services and on our financial results.

WE HAVE A HISTORY OF LOSSES AND MAY CONTINUE TO INCUR SIGNIFICANT LOSSES IN THE FUTURE.

We incurred net losses of approximately $1.6 million and $5.1 million for the fiscal years ended March 31, 2010 and 2009, respectively. We had an accumulated deficit of approximately $102.3 million as of March 31, 2010. We may continue to incur significant losses in the future for a number of reasons, including uncertainty as to the level of our future revenues and our efforts to monetize newer technologies we have developed, including Yolink and XDMS. We plan to continue to pursue strategic opportunities and invest in new product development. Forecasting our revenues and profitability for these new business models is inherently uncertain and volatile. We will need to generate significant increases in our revenues to achieve and maintain profitability, particularly given the current small size of our business relative to the costs associated with being a public reporting company. If our revenue fails to grow or grows more slowly than we currently anticipate or our operating expenses exceed our expectations, our losses would significantly increase which could harm our business and operating results.

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

THE CONCENTRATION OF OUR STOCK OWNERSHIP GIVES CERTAIN STOCKHOLDERS SIGNIFICANT CONTROL OVER OUR BUSINESS.

As of March 31, 2010, Astoria beneficially owned approximately 53% of our outstanding common stock. Richard W. Koe, Chairman of the Board of Directors and Interim President and Chief Executive Officer, serves as the Managing General Partner for Astoria Capital Management, Inc., a general partner of Astoria. This concentration of stock ownership allows Astoria, acting alone, to block any actions that require approval of our stockholders, including the election of members to our Board of Directors and the approval of significant corporate transactions. Moreover, this concentration of ownership may delay or prevent a change in control.

WE MAY EXPERIENCE QUARTERLY FLUCTUATIONS IN OPERATING RESULTS, POSSIBLY RESULTING IN VOLATILITY OF OUR STOCK PRICE.

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

We operate without a significant backlog of orders. As a result, the quarterly sales and operating results in any given quarter are dependent, in large part, upon the volume and timing of orders booked and products shipped during that quarter. Accordingly, we may be unable to adjust spending in a timely manner to compensate for any unanticipated decrease in orders, sales or shipments. Therefore, any decline in demand for our products and services, in relation to the forecast for any given quarter, could materially and negatively impact the results of our operations. As a result, our quarterly operating results may fluctuate, potentially causing our stock price to be volatile. In addition, we believe that period-to-period comparisons of our operating results should not be relied upon as indications of future performance.

THE SUCCESS OF OUR BUSINESS DEPENDS IN PART UPON OUR ABILITY TO RECRUIT AND RETAIN KEY PERSONNEL AND MANAGEMENT.

Mr. Koe was appointed Interim President and Chief Executive Office in February 2009, following the resignation of Carlton H. Baab. The loss of one or more of our executives could adversely affect our business. In addition, we have in the past restructured or made other adjustments to our workforce in response to management changes, product changes, performance issues, acquisitions and other internal and external considerations. Workforce restructurings could result in a temporary lack of focus and reduced productivity, negatively affecting our revenues.

We believe that our future success will depend to a significant extent on our ability to recruit, hire and retain highly skilled management and employees with experience in engineering, product management, business development, sales, marketing and customer service. Competition for such personnel in the software industry can be intense, and there can be no assurance that we will be successful in attracting and retaining such personnel. If we are unable to do so, we may experience inadequate levels of staffing to develop and license our products and perform services for our customers, adversely affecting our business.

THE INABILITY TO PROTECT OUR INTELLECTUAL PROPERTY COULD HARM OUR ABILITY TO COMPETE.

Our ability to compete successfully will depend, in part, on our ability to protect our proprietary technology and operations without infringing upon the rights of others. We may fail to do so. In addition, the laws of certain countries in which our products are, or may be, licensed may not protect our proprietary rights to the same extent as the laws of the United States. We rely primarily on a combination of trade secret, copyright and trademark laws and contractual provisions to protect our intellectual property and proprietary rights. Our trademarks include TigerLogic, Yolink, ChunkIt!, Pick, D3, Omnis, Omnis Studio, mvEnterprise, mvBase, and mvDesigner, among others. We have fourteen pending U.S. patent application as of March 31, 2010. In addition to trademark and copyright protections, we generally license our products to end users on a “right to use” basis pursuant to a perpetual license agreement that restricts use of products to a specified number of users.

We generally rely on “click-wrap” licenses that become effective when a customer downloads and installs software on its system. In order to retain exclusive ownership rights to our software and technology, we generally provide our software in object code only, with contractual restrictions on copying, disclosure and transferability. There can be no assurance that these protections will be adequate, that our license agreements will be enforceable in the United States or foreign jurisdictions or that our competitors will not independently develop technologies that are substantially equivalent or superior to our technology.

THIRD PARTIES COULD ASSERT THAT OUR SOFTWARE PRODUCTS OR SERVICES INFRINGE ON THEIR INTELLECTUAL PROPERTY RIGHTS, POTENTIALLY RESULTING IN COSTLY LITIGATION, PRODUCT SHIPMENT DELAYS, PRODUCT LICENSING PROHIBITIONS OR REQUIRE US TO ENTER INTO ROYALTY OR LICENSING AGREEMENTS.

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

OUR PRODUCTS MAY CONTAIN SOFTWARE DEFECTS WHICH COULD HARM OUR BUSINESS.

Our enterprise applications software and internet browser-based search application may contain undetected errors or failures. This includes our higher risk XDMS and Yolink products given these products are in the early stages of the product life cycle. This may result in loss of, or delay in, customer acceptance of our products and could harm our reputation and our business. Undetected errors or failures in computer software programs are not uncommon.

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

As of March 31, 2010, we had 27,927,114 outstanding shares of common stock, of which approximately 15 million shares were restricted securities held by Astoria and other holders. Restricted securities may be sold in the public market only if they are registered or if they qualify for an exemption from registration promulgated under the Securities Act. At present, all of our outstanding restricted securities may be registered or are eligible for public sale under Rule 144, subject to volume limitations and other requirements of Rule 144.

Sales of a substantial number of shares of common stock by Astoria or other securities holders in the public market, or the perception that those sales may occur, could cause the market price of our common stock to decline. In addition, if we register shares of our common stock in connection with a public offering of securities, we may be required to include shares of restricted securities in the registration, possibly adversely affecting our ability to raise capital.

OUR GLOBAL OPERATIONS EXPOSE US TO ADDITIONAL RISKS AND CHALLENGES ASSOCIATED WITH CONDUCTING BUSINESS INTERNATIONALLY.

We operate on a global basis with offices or distributors in Europe, Africa, Asia, Latin America, South America, Australia and North America and development efforts in North America and Europe. Approximately 32% of our revenue for the year ended March 31, 2010 was generated from our international offices. We face several risks inherent in conducting business internationally, including but not limited to the following:

•	general economic conditions in each country or region;

•	fluctuations in interest rates or currency exchange rates;

•	language and cultural differences;

•	local and governmental requirements;

•	political or social unrest;

•	difficulties and costs of staffing and managing international operations;

•	potentially adverse tax consequences;

•	differences in intellectual property protections;

•	difficulties in collecting accounts receivable and longer collection periods;

•	seasonal business activities in certain parts of the world; and

•	trade policies.

In addition, compliance with international and U.S. laws and regulations that apply to our international operations increases our cost of doing business in foreign jurisdictions. These laws and regulations include data privacy requirements, labor relations laws, tax laws, anti-competition regulations, import and trade restrictions, export requirements, U.S. laws such as the Foreign Corrupt Practices Act, and also local laws prohibiting corrupt payments to governmental officials. Violations of these laws and regulations could result in fines, criminal sanctions against us, our officers or our employees, and prohibitions on the conduct of our business. Any such violations could include prohibitions on our ability to offer our products and services in one or more countries, could delay or prevent potential acquisitions, and could also materially damage our reputation, our brand, our international expansion efforts, our ability to attract and retain employees, our business and our operating results. Our success depends, in part, on our ability to anticipate these risks and manage these difficulties. These factors or any combination of these factors may adversely affect our revenue or our overall financial performance.

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

INEFFECTIVE INTERNAL CONTROLS COULD IMPACT OUR BUSINESS AND OPERATING RESULTS.

Our internal control over financial reporting may not prevent or detect misstatements because of its inherent limitations, including the possibility of human error, the circumvention or overriding of controls, or fraud. Even effective internal controls can provide only reasonable assurance with respect to the preparation and fair presentation of financial statements. Our internal control over financial reporting is expected to be audited by our independent auditors during the next fiscal year as required by the SEC. If such audit identifies any material weaknesses in our internal control over financial reporting, we may be required to provide appropriate disclosures and implement costly and time-consuming remedial measures. If we fail to maintain the adequacy of our internal controls, including any failure to implement required new or improved controls, or if we experience difficulties in implementation, our business and operating results could be harmed and we could fail to meet our financial reporting obligations.

BUSINESS DISRUPTIONS COULD HURT OUR ABILITY TO EFFECTIVELY PROVIDE OUR PRODUCTS AND SERVICES, DAMAGING OUR REPUTATION AND HARMING OUR OPERATING RESULTS.

The availability of our products and services depends on the continuing operation of our information technology systems. Our business operations are vulnerable to damage or interruption from earthquakes, terrorist attacks, floods, fires, power loss, telecommunication failures, computer viruses, computer denial of service attacks, or other attempts to harm our systems. A significant portion of our research and development activities and certain other critical business operations are located in areas with a high risk of major earthquakes. Although we maintain crisis management and disaster response plans, such events could make it difficult or impossible for us to deliver our services to our customers, and could decrease demand for our services.

ITEM 1B.	Unresolved Staff Comments

Not applicable.

ITEM 2.	Properties

We currently lease approximately 15,000 square feet of office space in Irvine, California. The lease commenced in March 2010 with a 68-month term terminating in October 2015, and providing for a base monthly rent of approximately $18,000 for the first year, with annual escalation to approximately $25,000 for the final year . The facility accommodates our engineering, technical support, sales, marketing, and general and administrative personnel.

Effective May 1, 2010, we entered into a three-year term lease for approximately 4,500 square feet of office space located in Mountain View, California. Total base rent over the three-year term is approximately $408,000.

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

The Company is subject from time to time to litigation, claims and suits arising in the ordinary course of business. There were no ongoing legal proceedings as of March 31, 2010.

ITEM 4.	[Removed and Reserved]

PART II

ITEM 5.	Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities

Market Information

Effective April 21, 2008, our common stock is traded on the Nasdaq Capital Market under the symbol “TIGR.” Prior to this date, our common stock was traded on the Nasdaq Capital Market under the symbol “RDTA.”

The following table sets forth the high and low closing prices for our common stock for the periods indicated, as reported by Nasdaq:

	High	Low
Fiscal Year 2009
First Quarter	$10.49	$4.91
Second Quarter	$5.09	$3.79
Third Quarter	$3.75	$1.40
Fourth Quarter	$2.18	$1.55

	High	Low
Fiscal Year 2010
First Quarter	$2.98	$1.65
Second Quarter	$2.75	$2.11
Third Quarter	$4.33	$2.48
Fourth Quarter	$3.77	$2.94

On March 31, 2010, the closing price for our common stock on the Nasdaq Capital Market was $3.24 and there were approximately 134 holders of record of our common stock.

There were no sales of unregistered securities during fiscal year 2010.

There were no repurchases of shares during the fourth quarter of fiscal year 2010.

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

ITEM 6.	Selected Financial Data

We are a smaller reporting company and are not required to provide the information required by this item.

ITEM 7.	Management’s Discussion and Analysis of Financial Condition and Results of Operations

The section entitled “Management’s Discussion and Analysis” set forth below contains forward-looking statements within the meaning of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended (the “Exchange Act”). These statements may generally be identified by the use of such words as “expect,” “anticipate,” “believe,” “intend,” “plan,” “will,” or “shall,” or the negative of those terms. We have based these forward-looking statements on our current expectations and projections about future events. Forward-looking statements involve certain risks and uncertainties and actual results may differ materially from those discussed in any such statement. Factors that could cause actual results to differ materially from such forward-looking statements include the risks described under the heading “Risk Factors” in Item 1A of this annual report on Form 10-K and, elsewhere in this Form 10-K. The forward-looking statements contained in this Form 10-K include, but are not limited to statements about the following: (1) our future success, (2) our research and development efforts, (3) our future operating results and cash flow, (4) our ability to compete, (5) the markets in which we operate, (6) our revenue, (7) cost of license revenue and cost of service revenue, (8) our selling and marketing costs, (9) our general and administrative expenses (10) our research and development expenses, (11) the effect of critical accounting policies, (12) our belief that our existing cash balances will be sufficient to meet our operating and capital expenditure requirements through the foreseeable future, (13) our focus on the continued development and enhancement of the TigerLogic product line, and identification of new and emerging technology areas and discussions with channel partners for the sale and distribution of the TigerLogic product line, (14) the effect of recent changes in tax laws on our financial statements, and (15) the possibility that we may seek to take advantage of strategic acquisition opportunities. All forward-looking statements in this document are made as of the date hereof, based on information available to us as of the date hereof, and we assume no obligation to update any forward-looking statement.

This discussion and analysis of the financial statements and results of operations should be read in conjunction with our audited consolidated financial statements, including the related notes thereto, contained elsewhere in this Form 10-K.

CRITICAL ACCOUNTING POLICIES AND ESTIMATES

The discussion and analysis of our financial condition and results of operations is based on our consolidated financial statements, prepared in accordance with accounting principles generally accepted in the United States of America. The preparation of these financial statements requires management to make estimates and judgments that affect the reported amounts of assets, liabilities, revenue and expenses and disclosure of contingent liabilities.

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

REVENUE RECOGNITION. We recognize revenue using the residual method. Under the residual method, revenue is recognized in a multiple element arrangement when company-specific objective evidence of fair value exists for all of the undelivered elements in the arrangement, but does not exist for one or more of the delivered elements in the arrangement. At the outset of the arrangement with the customer, we defer revenue for the fair value of our undelivered elements (e.g., maintenance) based on company-specific objective evidence of the amount such items are sold individually to our customers and recognize revenue for the remainder of the arrangement fee attributable to the elements initially delivered in the arrangement (e.g., software license) when the basic criteria of revenue recognition has been met.

Revenue attributable to an element in a customer arrangement is recognized when persuasive evidence of an arrangement exists and delivery has occurred, provided the fee is fixed or determinable, collectability is probable and the arrangement does not require significant customization of the software. If, at the outset of the customer arrangement, we determine that the arrangement fee is not fixed or determinable, we defer the revenue and recognize the revenue when the arrangement fee becomes due and payable. Service revenue relates primarily to consulting services, maintenance and training. Maintenance revenue is initially deferred and then recognized ratably over the term of the maintenance contract, typically 12 months. Consulting and training revenue is recognized as the services are performed and is usually calculated on a time and materials basis. Such services primarily consist of implementation services related to the installation of our products and do not include significant customization to or development of the underlying software code. We do not have price protection programs, conditional acceptance agreements, and sales of our products are made without right of return. For contracts that require significant modification or customization to the software in accordance with customers’ specifications, we recognize revenue using the completed-contract method. Under this method, revenue and expenses are deferred until customer acceptance of the finished product occurs. There was no revenue recognized using the completed-contract method for fiscal years 2008, 2009 or 2010.

GOODWILL. We assess the impairment of goodwill whenever events or changes in circumstances indicate that the carrying value may not be recoverable and at least annually during the fourth quarter of each fiscal year. Factors we consider to be important that would trigger an impairment review include the following:

•	Significant underperformance relative to expected historical or projected future operating results;

•	Timing of our revenue, significant changes in the manner of use of the acquired assets or the strategy for the overall business;

•	Significant negative industry or economic trends;

•	Significant decline in our stock price for a sustained period; and

•	Our market capitalization falling below our net book value for a sustained period.

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

Determining the fair value of a reporting unit under the first step of the goodwill impairment test and determining the fair value of individual assets and liabilities of a reporting unit (including unrecognized intangible assets) under the second step of the goodwill impairment test is judgmental in nature and often involves the use of significant estimates and assumptions. These estimates and assumptions could have a significant impact on whether or not an impairment charge is recognized and the magnitude of any such charge. Estimates of enterprise fair value are currently based on our stock price as reported by Nasdaq given our single reporting unit structure. No impairment of goodwill has been identified during any of the periods presented as the enterprise fair value significantly exceeded carrying value. Due to the current adverse global economic conditions, we continue to monitor the fair value of our reporting unit to identify any potential goodwill impairment.

EMPLOYEE STOCK-BASED COMPENSATION. Share-based compensation cost is measured at the grant date based on the value of the award and is recognized as expense over the requisite service period. We estimate the fair value of stock-based awards using a Black-Scholes valuation model. Determining the fair value of share-based awards at the grant date requires judgment, including estimating volatility, expected terms, and forfeitures. Volatility is estimated based on historical experience. Expected terms are based on historical experience and consideration of the awards’ contractual terms, vesting schedule and future expectations. Forfeitures are based on our actual forfeiture rate as well as management judgment. If actual results differ significantly from these estimates, stock-based compensation expense and our results of operations could be materially impacted. See footnote 4 in the accompanying consolidated financial statements.

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

We accrue for uncertain tax positions when income tax positions meet a more-likely-than-not recognition threshold at the effective date to be recognized upon the adoption of the applicable tax rules and in subsequent periods. Developments such as case law, changes in tax law, new rulings or regulations issued by taxing authorities, and interactions with the taxing authorities could affect whether a position should be recognized or the amount that should be reported.

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

	Year Ended March 31, 2010			Year Ended March 31, 2009			Year Ended March 31, 2008
	Results	% of Net Revenues	Percent Change	Results	% of Net Revenues	Percent Change	Results	% of Net Revenues
	(In thousands)			(In thousands)			(In thousands)
Net revenues
Licenses	$4,223	30%	(21)%	$5,336	33%	(33)%	$7,974	40%
Services	9,714	70%	(11)%	10,916	67%	(7)%	11,798	60%

Total net revenues	13,937	100%	(14)%	16,252	100%	(18)%	19,772	100%
Operating expenses
Cost of revenues:
Cost of license revenues (as a % of license revenues)	13	0%	(55)%	29	1%	4%	28	0%
Cost of service revenues (as a % of service revenues)	1,700	18%	3%	1,652	15%	(9)%	1,824	15%
Selling and marketing	4,337	31%	(20)%	5,425	33%	(6)%	5,772	29%
Research and development	6,140	44%	(19)%	7,561	47%	(3)%	7,820	40%
General and administrative	4,129	30%	(19)%	5,097	31%	5%	4,851	25%

Total operating expenses	16,319	117%	(17)%	19,764	122%	(3)%	20,295	103%

Operating loss	(2,382)	(17)%	(32)%	(3,512)	(22)%	572%	(523)	(3)%
Other income (expense)-net	777	6%	(147)%	(1,649)	(10)%	(1237)%	145	1%

Loss before income taxes	(1,605)	(12)%	(69)%	(5,161)	(32)%	1265%	(378)	(2)%
Income tax benefit	(2)	0%	(90)%	(21)	0%	(55)%	(47)	0%

Net loss	$(1,603)	(12)%	(69)%	$(5,140)	(32)%	1453%	$(331)	(2)%

REVENUE

NET REVENUE. Our revenue is derived principally from two sources: fees from software licensing and fees for post contract technical support. We license our software primarily on a per-CPU, per-server, per-port or per-user basis. Therefore, the addition of CPU’s, servers, ports or users of existing systems increases our revenue from our installed base of licenses. Similarly, the reduction of CPU’s, servers, ports or users of existing systems decreases our revenue from our installed base of licenses. The timing of orders and customer ordering patterns has resulted in fluctuations in license revenue between quarters and year-to-year. Total revenue decreased $2.3 million or 14% and decreased $3.5 million or 18% for fiscal year 2010 and 2009, respectively, when compared with the same periods in prior years. The revenue decreases in both fiscal year 2010 and fiscal year 2009 were primarily due to lower orders of licenses and non-renewal of support services from our existing customer base as a result of the current adverse global economic conditions and customers moving to other platforms. We anticipate that revenue will continue to be adversely affected until global economic conditions improve.

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

OPERATING EXPENSES

COST OF LICENSE REVENUE. Cost of license revenue is comprised of direct costs associated with software license sales including software packaging, documentation, physical media costs and royalties. Cost of license revenue for fiscal year 2010 decreased 55% when compared with fiscal year 2009 which was primarily due to decreased royalties. Cost of license revenue for fiscal year 2009 remained consistent with fiscal year 2008. The slight decrease in absolute dollars for cost of license revenue for fiscal year 2009, as compared to fiscal year 2008, was also due to lower royalties.

COST OF SERVICE REVENUE. Cost of service revenue includes primarily personnel costs relating to providing consulting, technical support and training services. The slight increase in cost of service revenue for fiscal year 2010, when compared to fiscal year 2009, was due to increased headcount. The decrease in cost of service revenue for fiscal year 2009, when compared to fiscal year 2008, was mainly due to the effects of foreign exchange rate relating to our UK subsidiary’s costs.

SELLING AND MARKETING. Selling and marketing expense consists primarily of salaries, benefits, advertising, tradeshows, travel and overhead costs for our sales and marketing personnel. Selling and marketing expense for fiscal years 2010 and 2009 decreased approximately $1.1 million or 20% and $0.3 million or 6%, respectively, when compared to the same periods in prior years. The decrease in fiscal year 2010 when compared to fiscal year 2009 was mainly due to lower salary expense of $0.8 million due to lower headcount, lower stock-based compensation expense of $0.3 million, and lower marketing expense of $0.1 million, when compared to the same periods in prior years. The decrease in fiscal year 2009 was mainly due to lower salary expense of $0.2 million, and lower consulting expense of $0.1 million in fiscal year 2009 when compared to fiscal year 2008. We anticipate that selling and marketing costs related to the TigerLogic product line may increase as we further develop the sales channel for these products and if customer acceptance of these products increases. In addition, if our continued research and development efforts are successful, including with respect to our TigerLogic product line, and new products or services are created, we may incur increased sales and marketing expense to promote those new products in future periods.

RESEARCH AND DEVELOPMENT. Research and development expense consists primarily of salaries and other personnel-related expenses and overhead costs for engineering personnel including employees in the US and the UK and contractors in the US. Research and development expense for fiscal year 2010 decreased approximately $1.4 million or 19% when compared to the same period in the prior year mainly due to lower salary expense of $0.9 million as a result of lower headcount, lower facility expense of $0.1 million, lower stock-based compensation expense of $0.1 million, and lower consulting expense of $0.2 million. Research and development expense for fiscal year 2009 decreased approximately $0.3 million or 3% when compared to the same period in the prior year mainly due to lower salary expense of $0.3 million as a result of lower headcount, lower recruiting expense of $0.1 million, and the effect of foreign exchange rate of $0.2 million relating to our UK subsidiary’s costs. This decrease is partially offset by higher consulting expense of $0.2 million, higher stock-based compensation expense of $0.1 million due to additional options granted in fiscal 2009. We are committed to our research and development efforts and expect research and development expenses to increase in future periods as we investigate further applications and delivery options for the Yolink technology, and as we build new technology platforms for our RAD product line. Such efforts may not result in additional new products and any new products, including the TigerLogic product line, may not generate sufficient revenue, if any, to offset the research and development expense.

GENERAL AND ADMINISTRATIVE. General and administrative expense consists primarily of costs associated with our finance, human resources, legal and other administrative functions. These costs consist principally of salaries and other personnel-related expenses, professional fees, depreciation and overhead costs. General and administrative expense for fiscal year 2010 decreased approximately $1.0 million or 19% when compared to the same period in prior year mainly due to lower legal expense of $0.6 million as our pending litigation matters have concluded in the 2010 fiscal year, lower consulting expense of $0.1 million, and lower personnel expense of $0.2 million as prior year’s expenses included severance costs related to our former Chief Executive Officer. General and administrative expense for fiscal year 2009 increased approximately $0.2 million or 5% over fiscal year 2008. This increase was mainly due to severance costs of approximately $0.4 million relating to the separation from employment of the former Chief Executive Officer; costs incurred in legal services related to pending litigation matters, and patents and trademarks registrations for our Yolink product; and higher stock-based compensation expense due to additional options granted that year. This increase was partially offset by lower external consulting expense incurred in connection with testing internal control compliance pursuant to the requirements of the Sarbanes-Oxley Act and the adoption of the new income tax guidance relating to uncertainty in income tax in the prior year.

OTHER INCOME (EXPENSE). Other income (expense) consists primarily of gains and losses on foreign currency transactions. We have been recording the intercompany transaction gains and losses in accordance with applicable accounting guidance in determining net income for the period in which exchange rates change. However, intercompany transactions and balances for which settlement is not planned or anticipated in the foreseeable future are considered to be part of the net investment and related gains or losses are to be accumulated in a separate component of equity. Other income (expense) for fiscal year 2010 increased to $0.8 million income from $1.6 million expense in fiscal year 2009 mainly due to foreign exchange gains from a significant intercompany balance outstanding denominated in British Pound. Through November 2009, the British Pound was weakening against the U.S. Dollar creating foreign exchange gain for us. Beginning in December 2009, foreign exchange gains and losses on the outstanding intercompany balance denominated in British Pound are being accumulated in a separate component of equity based on our determination that the settlement of this intercompany balance is not planned or anticipated in the foreseeable future. Other income (expense) for fiscal year 2009 decreased to $1.6 million expense from $0.1 million income in fiscal year 2008. The change in other income (expense) for fiscal year 2009, as compared to fiscal year 2008, was mainly due to: 1) foreign exchange losses resulting from a significant intercompany balance outstanding denominated in British Pound, which was deteriorating significantly against the U.S. Dollar during fiscal year 2009, resulting in an increase in foreign currency loss of approximately $1.7 million in that fiscal year as compared to prior fiscal year, and 2) lower interest income due to lower interest rates offered by our conservative investment strategies. During the fourth quarter of fiscal year 2009, due to uncertain economic environment relating to the banking industry, we converted all outstanding money market fund investments in Government-issued securities into cash. Therefore, no interest income was earned from our cash balance during the fourth quarter of fiscal 2009. During the first quarter of fiscal year 2009, CAM Small Cap Fund, L.P. (“CAM”) converted its subordinated convertible note to equity. This conversion resulted in a decrease in our interest expense during fiscal 2009. Due to the uncertainty in exchange rates, we may experience transaction gains or losses in future periods, the effect of which cannot be predicted at this time.

PROVISION FOR INCOME TAXES. Our effective tax benefit rate was 0.1%, 0.4%, and 12.4% for fiscal years 2010, 2009, and 2008, respectively. The provision for income taxes reflects tax on earnings and dividends from foreign subsidiaries, tax benefits related to certain state income tax filings, and the refundable research and development credit. Due to uncertainties surrounding the timing of realizing the benefits of the net operating loss carryforwards and tax credits in the future, we carry a full valuation allowance against net deferred tax assets in domestic and foreign jurisdictions, except France. As a result of our analysis of all available evidence, both positive and negative as of the end of the fourth quarter of the fiscal year ended March 31, 2008, including sustained historical profitability in France, improved financial condition at the parent-level, and completion of a worldwide transfer pricing study, it was considered more likely than not that a full valuation allowance for deferred tax assets in France was not required, resulting in the release of the valuation allowance previously recorded against our net French deferred tax assets of $460,000.

In July 2008, the Housing Assistance Act of 2008 introduced a refundable research and development credit that could be claimed in lieu of special bonus depreciation as enacted by the Economic Stimulus Act of 2008. Based on our analysis for the twelve months ended March 31, 2010, we expect an additional cash refund of approximately $9,000. This amount has been included in the provision for income taxes for the twelve month ended March 31, 2010. Since our initial adoption of the Housing Assistance Act of 2008 on April 1, 2008 total cash refund calculated as of March 31, 2010 is approximately $34,000, which represents approximately $25,000 of cash refund received for claims through fiscal year ended March 31, 2009 and an additional $9,000 of estimated cash refunds for the twelve months ended March 31, 2010.

On February 20, 2009, the State of California passed a new law to allow taxpayers to make an election to adopt a single sales factor apportionment formula starting with the 2011 taxable year. As of March 31, 2010, we have not considered changing our sales factor apportionment in California. Should we decide to make an election in 2011 using a single sales factor, we will need to adjust the blended state rate used to tax effect our deferred tax assets/liabilities, and record any impact to the financial statements in the period such decision is made. We believe that any related change to the blended state rate will not have a material impact on our financial statements.

LIQUIDITY AND CAPITAL RESOURCES

As of March 31, 2010, we had $12.5 million in cash. We believe that our existing cash balances will be sufficient to meet our operating and capital expenditure requirements for the remainder of the fiscal year ending March 31, 2011 and through the foreseeable future. We are committed to research and development and marketing efforts that are intended to allow us to penetrate new markets and generate new sources of revenue and improve operating results. However, our research and development and marketing efforts have required, and will continue to require, cash outlays without the immediate or short-term receipt of related revenue. Our ability to meet our expenditure requirements is dependent upon our future financial performance, and this will be affected by, among other things, prevailing economic conditions, our ability to penetrate new markets and attract new customers, market acceptance of our new and existing products and services, the success of research and development efforts and other factors beyond our control.

On November 9, 2004, we entered into a lease agreement with The Irvine Company whereby we leased one building in Irvine, California, comprising approximately 29,000 square feet, to replace our then headquarters facility. The lease commenced in November 2005 and had a five-year term. The total basic rent over the five-year term was approximately $2.6 million. The annual base rent during the five-year term ranged from approximately $475,000 during the first year to approximately $545,000 during the fifth year. On December 7, 2009, we entered into an amendment to this lease agreement modifying certain terms of the original lease as follows: (a) the lease term extended to October 31, 2015 instead of ending on October 31, 2010; (b) the lease completely terminated as to the approximately 14,000 square foot portion of the premises (“Suite 200”) and (c) commencing on March 1, 2010, the total base rent over the new lease amendment term was approximately $1.5 million. The annual base rent ranges from approximately $215,000 during the first year to approximately $299,000 during the last year of the lease amendment. The rent expense is being recognized on a straight line basis over the new lease term.

Effective May 1, 2010, we entered into a three-year term lease for approximately 4,500 square feet of office space located in Mountain View, California. Total base rent over the three-year term is approximately $408,000.

We had no material commitments for capital expenditures as of March 31, 2010.

Net cash used by operating activities was $1.5 million and $1.7 million for fiscal year ended March 31, 2010 and 2009, respectively and net cash provided by operating activities was $1.9 million for fiscal year ended March 31, 2008. The slight decrease in net cash used by operating activities during fiscal year 2010 when compared to the same period in prior year was primarily due to lower revenue partially offset by improvements in operating expenses. The increase in net cash used in operating activities for the fiscal year ended March 31, 2009 as compared to the same period in prior year was primarily due to lower revenue even though operating expenses decreased 3%. Net cash used in investing activities was $0.3 million, $0.6 million and $0.2 million for fiscal years ended March 31, 2010, 2009 and 2008, respectively. Prior year’s increase in cash used in investing activities in fiscal year 2009 was due to higher expenditures related to equipment purchased relating to our Yolink product. Net cash provided by financing activities was $1.9 million, $0.7 million and $0.7 million for fiscal years ended March 31, 2010, 2009 and 2008, respectively. Net cash provided by financing activities was primarily due to proceeds derived from the exercise of stock options, mainly by our former Chief Executive Officer, and corresponding issuance of common stock. We do not expect to continue to generate the same level of cash from financing activities as we did during fiscal year 2010 since all of the former Chief Executive Officer’s options were fully exercised in fiscal year 2010.

OFF-BALANCE SHEET ARRANGEMENTS

We did not have any off-balance sheet liabilities or transactions as of March 31, 2010.

CONTRACTUAL OBLIGATIONS

The following table summarizes our contractual obligation as of March 31, 2010, and the effect such obligation is expected to have on our liquidity and cash flows in future periods:

	Payments Due by Period (in thousands)
	Total	Less than 1 year	1-3 years	3-5 years	More than 5 years
Operating Leases	$2,026	$473	$1,086	$467	$—

The table above does not include the new office space lease signed by us subsequent to March 31, 2010 for a total base rent of approximately $408,000 over the three-year term effective May 1, 2010.

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

However, EBITDA and Adjusted EBITDA are used by management to evaluate, assess and benchmark our operational results and we believe that EBITDA and Adjusted EBITDA are relevant and useful information widely used by analysts, investors and other interested parties in our industry. Accordingly, we are disclosing this information to permit a more comprehensive analysis of our operating performance, to provide an additional measure of performance and liquidity and to provide additional information with respect to our ability to meet future capital expenditure and working capital requirements.

EBITDA is defined as net income (loss) with adjustments for depreciation and amortization, interest income (expense)-net, and income tax provision (benefit). Adjusted EBITDA used by our company is defined as EBITDA plus adjustments for other income (expense)-net, and non-cash stock-based compensation expense.

Our Adjusted EBITDA were negative $1.0 million or negative 7%, negative $1.7 million or negative 10% of total net revenue, and positive $1.0 million or 5% of total net revenue, for the years ended March 31, 2010, 2009 and 2008, respectively. The improvement in fiscal 2010 Adjusted EBITDA as compared to fiscal 2009 was a result of lower expenses. The decrease in fiscal 2009 Adjusted EBITDA as compared to fiscal 2008 was a result of decreased revenue. The following table reconciles Adjusted EBITDA to the GAAP reported net loss:

TIGERLOGIC CORPORATION AND SUBSIDIARIES

RECONCILIATION OF ADJUSTED EBITDA TO NET LOSS

(In thousands)

	For the Years Ended March 31,
	2010	2009	2008
Reported net loss	(1,603)	$(5,140)	$(331)
Depreciation and amortization	374	416	282
Stock-based compensation	1,053	1,415	1,219
Interest (income) expense-net	1	(147)	205
Other (income) expense-net	(778)	1,796	(350)
Income tax benefit	(2)	(21)	(47)

Adjusted EBITDA	$(955)	$(1,681)	$978

Our Adjusted EBITDA financial information can also be reconciled to net cash provided by (used in) operating activities as follows:

TIGERLOGIC CORPORATION AND SUBSIDIARIES

RECONCILIATION OF ADJUSTED EBITDA TO NET CASH PROVIDED BY (USED IN) OPERATING ACTIVITIES

(In thousands)

	For the Years Ended March 31,
	2010	2009	2008
Net cash provided by (used in) operating activities	$(1,489)	$(1,685)	$1,851
Interest (income) expense-net	1	(147)	205
Other (income) expense-net	(778)	1,796	(350)
Change in trade accounts receivable	(12)	(790)	179
Change in other current and non-current assets	(39)	(27)	21
Change in accounts payable	(30)	215	(251)
Change in accrued liabilities	424	264	(488)
Change in deferred revenue	258	443	(300)
Foreign currency exchange gain (loss)	648	(1,801)	299
Note payable discount amortization	—	—	(98)
Provision for (recovery of) bad debt	62	51	(90)

Adjusted EBITDA	$(955)	$(1,681)	$978

ITEM 7A.	Quantitative and Qualitative Disclosures About Market Risk

We are a smaller reporting company and are not required to provide the information required by this item.

ITEM 8.	Financial Statements and Supplementary Data

Our consolidated financial statements, including the notes thereto, together with the report of KPMG LLP, independent registered public accounting firm, thereon are presented as a separate section of this Form 10-K, and the following are attached hereto beginning on Page 40 and are incorporated herein by reference:

ITEM 9.	Changes in and Disagreements With Accountants on Accounting and Financial Disclosure

None.

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

A material weakness is a deficiency (within the meaning of the Public Company Accounting Oversight Board’s Auditing Standard No. 5), or combination of deficiencies in internal control over financial reporting, such that there is a reasonable possibility that a material misstatement of the Company’s annual or interim financial statements will not be prevented or detected on a timely basis.

Our management evaluated the effectiveness of our internal control over financial reporting using the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission in Internal Control-Integrated Framework . Based on our evaluation, our management concluded that our internal control over financial reporting was effective as of March 31, 2010.

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

Our Bylaws provide that the Board of Directors is to be composed of no less than five (5) and no more than nine (9) directors divided into Classes I, II and III, each with as nearly equal a number of directors as possible. The exact number of directors is currently set at five (5) by resolution of the Board of Directors. Mr. Ballinger was elected to the Board of Directors by the Board of Directors in 2009 to fill the vacancy established by the resignation of Carlton Baab in 2009. The directors are elected to serve staggered three-year terms, with the term of one class of directors expiring each year at the annual meeting of stockholders.

The following table sets forth as of March 31, 2010, the name, age, and position of the directors, the year in which they joined the Board of Directors and the year in which their term expires:

Name of Director	Age	Position	Director Since	Term Expires(1)
Richard W. Koe(2)(4)(5)	53	Chairman, Interim President and Chief Executive Officer	2003	2012
Gerald F. Chew(2)(3)(4)	50	Director	1998	2010
Douglas G. Marshall(2)(3)(4)	53	Director	1998	2011
Philip D. Barrett(3)	53	Director	2007	2011
Douglas G. Ballinger	50	Director	2009	2012

(1)	Each term ends on the date of the Annual Meeting of Stockholders held following the fiscal year ending on March 31 of such year.

(2)	Member of the Compensation Committee.

(3)	Member of the Audit Committee.

(4)	Member of the Nominating and Corporate Governance Committee.

(5)	Member of the Stock Committee, a subcommittee of the Compensation Committee.

The following is a description of the background of each director as of March 31, 2010:

Mr. Koe was appointed Interim President and Chief Executive Office on February 26, 2009. Mr. Koe joined the Board of Directors in January 2003 and has served as Chairman since December 2004. Mr. Koe has served as Managing General Partner for Astoria Capital Partners, L.P. and Montavilla Partners, L.P., both of which are investment partnerships, and as President of Astoria Capital Management, since July 1991. Astoria Capital Partners, L.P. is a significant stockholder of the Company, holding a majority of the Company’s outstanding common stock. Mr. Koe holds a B.A. in History from the University of Oregon. Mr. Koe serves as Chairman of the Compensation Committee and the Nominating and Corporate Governance Committee and is the sole member of the Stock Committee, a subcommittee of the Compensation Committee. Mr. Koe has significant executive leadership experience having served as President of Astoria Capital Management, and Managing General Partner for Astoria Capital Partners, L.P. and Montavilla Partners, L.P., for over 18 years. This experience, combined with over 9 years relationship with us as a major shareholder, and over seven years service on our Board of Directors, including as Chairman, uniquely qualify Mr. Koe to continue to serve as our Interim President and Chief Executive Officer, and director of the Company.

Mr. Chew joined the Board in July 1998. Since September 2008, Mr. Chew has served as a Senior Vice President at IHS, Inc. (NYSE: IHS), a leading global source of critical information and insight. In addition, since October 2003, Mr. Chew has served as Managing Director of Bridgetown Associates LLC, an investment advisory firm. Mr. Chew served as the President and Chief Operating Officer of MDSI Mobile Data Solutions Inc. (Nasdaq: MDSI; TSE: MMD) (“MDSI”) from April 2001 to March 2002 and served as a director of MDSI from 1995 until April 2001. Mr. Chew served as Executive Vice President of Ancora Capital & Management

Group, LLC, an investment firm, from June 1998 to January 2001. Mr. Chew holds a B.S. in Electrical Engineering from the University of California, Davis and an M.B.A. from the Amos Tuck School of Business Administration at Dartmouth College. Mr. Chew is also an advisor to several private companies. Mr. Chew serves as Chairman of the Audit Committee and serves on the Compensation Committee and the Nominating and Corporate Governance Committee. The Board believes Mr. Chew’s extensive senior executive experience in publicly listed technology companies, combined with his almost 12 years service as a director on our Board, qualify Mr. Chew to continue to serve as our director.

Mr. Marshall joined the Board in July 1998. Mr. Marshall joined Addison Avenue Federal Credit Union as its Chief Marketing Officer in July 2008 and subsequently has taken on responsibility for the Retail and Operations groups as well. From November 2001 to June 2008, Mr. Marshall held senior management positions at Washington Mutual, a financial services company, most recently as Senior Vice President of Deposit Strategy and Payment Products. From August 1994 to November 2001, Mr. Marshall held a number of marketing positions at Bank of America (NYSE: BAC), including as Senior Vice President of Brand Management. Mr. Marshall holds a B.A. in English and Business from Seattle Pacific University and an M.B.A. from the University of Washington. Mr. Marshall serves on the Audit Committee, Compensation Committee and the Nominating and Corporate Governance Committee. The Board believes Mr. Marshall’s significant senior management and marketing experience, combined with his almost 12 years service as a director on our Board, qualifies Mr. Marshall to continue to serve as our director.

Mr. Barrett joined the Board in November 2007. Mr. Barrett is the Chairman and co-owner of Machine Sciences Corporation, a private company he co-founded in July 2001 that specializes in the manufacturing of high precision machined parts for the aerospace and optics industries. Mr. Barrett also serves as Managing Partner of Barrett Hill Vineyards and Winery, a private company he founded in March 2005. In addition, Mr. Barrett has been a private investor since 1995. In July 1998, Mr. Barrett was appointed a director of Omnis Technology Corporation and served as its Chairman from December 1998 until its merger with PickAx, Inc. in November 2000 to form Raining Data Corporation. From January 1995 to November 1998, Mr. Barrett served as President and Owner of Oregon Pro Sport, a company that managed professional sports teams. From January 1991 to February 1994, Mr. Barrett served as President and co-owner of Supra Products, Inc., a manufacturer of high technology access control systems that was sold to Berwind Industries and General Electric in September 1994. Mr. Barrett received his B.A. in Accounting from Seattle Pacific University and his M.B.A. from the University of Rhode Island. Mr. Barrett currently teaches Business Leadership course at Corban University as an adjunct professor. Mr. Barrett serves on the Audit Committee. The Board believes Mr. Barrett’s broad entrepreneurship and technology experience qualifies Mr. Barrett to continue to serve as our director.

Mr. Ballinger joined the Board in September 2009. Mr. Ballinger is President of PageDNA, a privately held company based in Redwood City, CA that specializes in web-to-print software. Mr. Ballinger founded PageDNA in April 1997. From September 1991 to March 1997, Mr. Ballinger was a principal of Metagraphic, Inc., a Palo Alto based digital pre-media firm, and prior to that he was in sales with Pacific Lithograph Company of San Francisco. Mr. Ballinger holds a B.A. in History from Stanford University. The Board believes Mr. Ballinger’s executive and management experience in the technology industry qualifies Mr. Ballinger to continue to serve as our director.

Information regarding our current executive officers, which may be found under the caption “Executive Officers” in Part I hereof, is incorporated by reference into this Item 10.

Family Relationships

To our knowledge, with the exception of Mr. Chew and Mr. Koe who are cousins, there are no family relationships between any of our directors and executive officers.

Audit Committee Financial Expert

Our Board of Directors has a separately-designated standing Audit Committee established in accordance with Section 3(a)(58)(A) of the Exchange Act. The Audit Committee is comprised solely of independent directors as defined in the Nasdaq Listing Rules, and is governed by a written charter adopted by the Board of Directors. The Audit Committee includes Mr. Chew, Mr. Marshall and Mr. Barrett. The Board of Directors has determined that Mr. Chew qualifies as an “audit committee financial expert” as that term is defined in Item 407(d)(5)(ii) of Regulation S-K under the Exchange Act and is “independent” as defined in Nasdaq Listing Rule 5605(a)(2).

Section 16(a) Beneficial Ownership Reporting Compliance

Section 16(a) of the Exchange Act requires our officers, directors and persons who own more than ten percent of a registered class of our equity securities to file certain reports of ownership with the SEC. To our knowledge, based solely on a review of the copies of such reports furnished to us and written representations that no other reports were required during the fiscal year ended March 31, 2010, all reports required to be filed during the fiscal year ended March 31, 2010 pursuant to Section 16(a) of the Exchange Act by directors, executive officers and 10% beneficial owners were timely filed.

Code of Ethics

We have adopted a Code of Ethics for Principal Executive and Senior Financial Officers, which is posted on our Internet website at www.tigerlogic.com. We will post any amendments or waivers, if and when approved or granted, of our Code of Ethics on our website at www.tigerlogic.com.

ITEM 11.	Executive Compensation

Summary Compensation Table

The following table sets forth the compensation of our named executive officers, which consist of (i) all persons serving as the chief executive officer during the fiscal year ended March 31, 2010 and (ii) the two most highly compensated executive officers serving as such at the end of the fiscal year ended March 31, 2010, in addition to the chief executive officer.

Name and Principal Position	Year	Salary ($)(1)		Bonus ($)		Option Grants ($)(2)		All Other Compensation ($)		Total ($)
Richard W. Koe,	2010	$240,000	(3)	$—		$—		$11,975	(4)	$251,975
Interim President and Chief Executive Officer(3)	2009	3,100	(3)	—		—		—		3,100

Thomas Lim,	2010	187,500	(5)	70,000	(6)	45,923	(5)	261	(7)	303,684
CFO, Vice President, Finance, and Secretary	2009	175,000		—		—		252	(7)	175,252

John H. Bramley,	2010	185,000		62,500	(8)	—		255	(7)	247,755
Vice President, Operations	2009	185,000		—		—		266	(7)	185,266

(1)	Includes base salary amounts earned in each fiscal year. Includes amounts (if any) contributed at the named executive officer’s option under the Company’s 401(k) plan.

(2)	Amounts shown do not reflect cash compensation actually received by the named executive officers. Instead, the amounts shown reflect the grant date fair value of options awarded in the fiscal year. The assumptions used to calculate the value of the option awards are set forth in the notes to the consolidated financial statements in Item 8 of this Form 10-K (see Note 4, under the subheading “Stock-Based Compensation”). No shares were forfeited in any of the fiscal years presented of option awards received by the named executive officers. The material terms of each option grant are further described in the footnotes to the “Outstanding Equity Awards at Fiscal Year-End Table” below.

(3)	Mr. Koe was appointed Interim President and Chief Executive Officer on February 26, 2009. On April 8, 2009, we entered into an employment agreement with Mr. Koe that provides for an annual base salary of $240,000 starting April 1, 2009. Amount in 2009 represents salary paid for the period from February 26, 2009 through March 31, 2009.

(4)	Includes (a) reimbursement of $11,673 for insurance premiums paid by Mr. Koe with respect to health insurance coverage; and (b) $302 of insurance premiums paid by the Company with respect to life insurance for the benefit of Mr. Koe.

(5)	On September 29, 2009, the Board approved a compensation adjustment for Mr. Lim to increase his base annual salary from $175,000 to $200,000 effective that same date, and approved a stock option award to Mr. Lim to purchase up to 25,000 shares of the Company’s common stock under the Company’s 2009 Equity Incentive Plan. The salary amount represents six months at the previous annual salary rate of $175,000 plus six months at the adjusted annual salary rate of $200,000. The option award was granted on September 29, 2009 at that date’s closing market price of $2.50 per share.

(6)	Represents a discretionary bonus earned by Mr. Lim in the fiscal year ended March 31, 2010, but paid in April 2010.

(7)	Represents insurance premiums paid by the Company with respect to life insurance for the benefit of the named executive officers.

(8)	Represents a discretionary bonus earned by Mr. Bramley in the fiscal year ended March 31, 2010, but paid in April 2010.

Outstanding Equity Awards at Fiscal Year End Table

The following table summarizes the outstanding equity awards held by each named executive officer as of March 31, 2010. The named executive officers did not exercise any options during the fiscal year ended March 31, 2010.

	Option Awards
Name	Number of Securities Underlying Unexercised Options (#) Exercisable(1)		Number of Securities Underlying Unexercised Options (#) Unexercisable(1)		Option Exercise Price ($)	Option Expiration Date(1)
Richard W. Koe	—		—		$—
Thomas Lim	143,750		6,250	(2)	3.25	5/30/2016
	68,749		31,251	(3)	2.70	6/12/2017
	—		25,000	(4)	2.50	9/29/2019
John H. Bramley	20,000	(5)	—		4.81	3/1/2011
	79,084	(6)	—		5.39	7/11/2011
	50,000	(7)	—		3.08	1/27/2015
	79,166		20,834	(8)	2.53	1/30/2017

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

(2)	This option was granted on May 30, 2006 and vests over four years, subject to Mr. Lim’s continued employment, with 25% of the shares vesting on May 30, 2007 and 1/48th of the shares vesting each month thereafter, subject to acceleration of vesting as described in the “Employment Contracts and Termination of Employment and Change-in-Control Arrangements” section below.

(3)	This option was granted on June 12, 2007 and vests over four years, subject to Mr. Lim’s continued employment, with 25% of the shares vesting on June 12, 2008 and 1/48th of the shares vesting each month thereafter, subject to acceleration of vesting as described in the “Employment Contracts and Termination of Employment and Change-in-Control Arrangements” section below.

(4)	This option was granted on September 29, 2009 and vests over four years, subject to Mr. Lim’s continued employment, with 25% of the shares vesting on September 29, 2010 and 1/48th of the shares vesting each month thereafter, subject to acceleration of vesting as described in the “Employment Contracts and Termination of Employment and Change-in-Control Arrangements” section below.

(5)	This option was granted on March 1, 2001 and vests over four years, subject to Mr. Bramley’s continued employment, with 25% of the shares vesting on March 1, 2002 and 1/48th of the shares vesting each month thereafter.

(6)	This option was granted on July 11, 2001 and vests over four years, subject to Mr. Bramley’s continued employment, with 25% of the shares vesting on July 11, 2002 and 1/48th of the shares vesting each month thereafter.

(7)	This option was granted on January 27, 2005 and vests over four years, subject to Mr. Bramley’s continued employment, with 25% of the shares vesting on January 27, 2006 and 1/48th of the shares vesting each month thereafter.

(8)	This option was granted on January 30, 2007 and vests over four years, subject to Mr. Bramley’s continued employment, with 25% of the shares vesting on January 30, 2008 and 1/48th of the shares vesting each month thereafter, subject to acceleration of vesting as described in the “Employment Contracts and Termination of Employment and Change-in-Control Arrangements” section below.

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

The option granted to Mr. Bramley on January 30, 2007 is subject to full acceleration of vesting in the event of a change of control.

DIRECTOR COMPENSATION

We reimburse directors for travel and other out-of-pocket expenses incurred in attending Board meetings. Until June 2009, we did not pay cash compensation to our directors. On June 3, 2009, the Board approved a compensation program for the non-employee members of the Board effective that same date that provides for the following cash payments. Each non-employee director will be entitled to receive $1,000 for each Board meeting attended in-person; $500 for each Board meeting attended telephonically; and $250 for each meeting of the Committees of the Board. On April 7, 2010, the Board adopted a compensation program for the non-employee members of the Board effective that same date that provides for: (1) the continuation of the cash payments for meeting attendance that was adopted on June 3, 2009 as described above, and (2) an equity incentive compensation for their services on the Board and the Committees of the Board. Under the equity incentive compensation program, each non-employee director will receive an annual stock option grant of 10,000 shares of the Company’s common stock on the first business day immediately following the date of each Annual Meeting of stockholders. Any non-employee director newly elected to the Board will receive an initial stock option grant of 25,000 shares of the Company’s common stock on the first business day immediately following the date of the election. A director first elected to the Board at any Annual Meeting will receive the initial grant, but not the annual grant on the date following the Annual Meeting at which he or she will have been elected. All of the options granted to non-employee directors will vest monthly over a three-year period and, in accordance with the Company’s existing policy, will be subject to 100% acceleration in the event of a Corporate Transaction, as described below.

Richard W. Koe, the Company’s Chairman and Interim President and Chief Executive Officer, is not eligible to participate in this compensation program for so long as he is an employee of the Company.

The Board will annually evaluate and consider whether to maintain or modify the compensation program for the non-employee directors.

Director Compensation Table

The following table sets forth the compensation for our directors for the fiscal year ended March 31, 2010.

Name	Fees Earned or Paid in Cash ($)(1)	Option Awards ($)(2)		Total ($)
Richard W. Koe(3)	$ —	$ —		$ —
Gerald F. Chew	3,000	184,510	(4)	187,510
Douglas G. Marshall	5,000	184,510	(5)	189,510
Philip D. Barrett	5,000	101,280	(6)	106,280
Douglas G. Ballinger	3,000	91,845	(7)	94,845

(1)	Represents cash payments made to each non-employee director for attending Board and Committee meetings in the fiscal year ended March 31, 2010, in accordance with the compensation program described above.

(2)

Amounts shown do not reflect cash compensation actually received by the directors. Instead, the amounts shown reflect the grant date fair value of options awarded in the fiscal year ended March 31, 2010. The assumptions used to calculate the value of the option awards are set forth in the notes to the consolidated financial statements in Item 8 of this Form 10-K (see Note 4, under the subheading “Stock-Based Compensation”). Unless otherwise noted, the options vest at a rate of 25% one year from the date of grant and 1/48th each month thereafter and expire ten years from the date of grant. For all options awarded to directors, 100% of the shares subject to the options granted may immediately vest in the event of a Corporate Transaction, defined as any of the following transactions: (a) a merger or consolidation in which the Company is not the surviving entity, except for a transaction the principal purpose of which is to change the state in which the Company is incorporated; (b) the sale, transfer or other disposition of all or substantially all of the assets of the Company (including the capital stock of subsidiary corporations); (c) approval by the Company’s stockholders of any plan or proposal for complete liquidation or dissolution of the Company; (d) any reverse merger in which the Company is the surviving entity but in which securities possessing more than fifty percent (50%) of the total combined voting power of the Company’s outstanding securities are transferred to a person or persons different from those who held such securities immediately prior to such merger; or (e) acquisition by any person or related group of persons (other than the Company or by a Company-sponsored employee benefit plan) of beneficial ownership (within the meaning of Rule 13d-3 of the Exchange Act) of securities possessing more than fifty percent (50%) of the total combined voting power of the Company’s outstanding securities.

(3)	Mr. Koe’s security ownership is described in Item 12 hereof. Mr. Koe was appointed as Interim President and Chief Executive Officer on February 26, 2009. Mr. Koe continues to serve as Chairman of the Board.

(4)

Corresponds to an option grant on August 6, 2009 for 100,000 shares that vests over four years, subject to Mr. Chew’s continued service, with 25% of the shares vesting on August 6, 2010 and 1/48th of the shares vesting each month thereafter. Mr. Chew held a total of 140,000 outstanding option awards as of March 31, 2010. During the fiscal year ended March 31, 2010, an option award granted on July 31, 1999 for 96,825 shares expired and was cancelled as a result of the exercise price being greater than the current market price.

(5)

Corresponds to an option grant on August 6, 2009 for 100,000 shares that vests over four years, subject to Mr. Marshall’s continued service, with 25% of the shares vesting on August 6, 2010 and 1/48th of the shares vesting each month thereafter. Mr. Marshall held a total of 140,000 outstanding option awards as of March 31, 2010. During the fiscal year ended March 31, 2010, an option award granted on July 31, 1999 for 96,825 shares expired and was cancelled as a result of the exercise price being greater than the current market price.

(6)

Corresponds to an option grant on June 4, 2009 for 50,000 shares that vests over four years, subject to Mr. Barrett’s continued service, with 25% of the shares vesting on June 4, 2010 and 1/48th of the shares vesting each month thereafter. Mr. Barrett held a total of 50,000 outstanding option awards as of March 31, 2010. Mr. Barrett’s security ownership is described further in Item 12 hereof.

(7)

Corresponds to an option grant on September 29, 2009 for 50,000 shares that vests over four years, subject to Mr. Ballinger’s continued service, with 25% of the shares vesting on September 29, 2010 and 1/48th of the shares vesting each month thereafter. Mr. Ballinger held a total of 50,000 outstanding option awards as of March 31, 2010.

ITEM 12.	Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters

The following table sets forth, as of May 31, 2010, certain information with respect to the beneficial ownership of our voting securities by (i) any person (including any “group” as that term is used in Section 13(d)(3) of the Exchange Act) known by us to be the beneficial owner of more than five percent (5%) of any class of our voting securities, (ii) each director, (iii) each of the named executive officers, and (iv) all of our current directors and executive officers as a group. As of May 31, 2010, there were 27,934,614 shares of issued and outstanding common stock. In computing the number and percentage of shares beneficially owned by a person, shares of common stock subject to options currently exercisable, or exercisable within sixty (60) days of May 31, 2010, are counted as outstanding, but these shares are not counted as outstanding for computing the percentage ownership of any other person.

Name and Address(1)	Number of Shares of Common Stock	Percent of Total Common Stock
5% Stockholders
Richard W. Koe(2)	14,959,556	53.6%
Astoria Capital Partners L.P.(3)	14,894,956	53.3%

Directors and Named Executive Officers
Philip D. Barrett(4)	295,823	1.1%
Gerald F. Chew(5)	70,000	*
Douglas G. Marshall(6)	63,830	*
Douglas G. Ballinger(7)	—	*
Thomas Lim(8)	229,982	*
John H. Bramley(9)	242,329	*
All directors and executive officers as a group (7 persons)(10)	15,861,520	55.7%

*	Represents less than 1.0%

(1)	Except as otherwise indicated below, we believe the persons whose names appear in the table above have sole voting and investment power with respect to all shares of stock shown as beneficially owned by them, subject to applicable community property laws. Unless otherwise indicated below, the address of each beneficial owner listed in the table is c/o TigerLogic Corporation, 25A Technology Drive, Irvine, California 92618.

(2)	Shares above consist of 14,894,956 shares of Common Stock beneficially owned by Astoria, and 64,600 shares of Common Stock beneficially owned by Mr. Koe and Astoria Capital Management (“ACM”) through an investment fund managed by ACM. Mr. Koe is the President and sole stockholder of ACM and Mr. Koe and ACM are the General Partners of Astoria. The Board appointed Mr. Koe as Interim President and Chief Executive Officer effective February 26, 2009. Mr. Koe also serves as Chairman of the Board.

(3)	The principal address of Astoria is 1675 SW Marlow Avenue, Suite 315 Portland, Oregon 97225.

(4)

The principal address for Mr. Barrett is P.O. Box 1000, Camas, Washington 98607. Amount includes 253,141 shares of Common Stock owned by the Philip and Debra Barrett Charitable Trust; 29,141 shares of Common Stock owned by the Philip Barrett Family Charitable Trust; and options to purchase 13,541 shares of Common Stock exercisable within 60 days of May 31, 2010 held by Mr. Barrett. Mr. Barrett serves as a trustee for each Trust.

(5)	Includes options to purchase 40,000 shares of Common Stock exercisable within 60 days of May 31, 2010, held by Mr. Chew.

(6)	Includes options to purchase 40,000 shares of Common Stock exercisable within 60 days of May 31, 2010, held by Mr. Marshall.

(7)

Mr. Ballinger received an option grant on September 29, 2009 for 50,000 shares that vests over four years, subject to his continued service, with 25% of the shares vesting on September 29, 2010 and 1/48th of the shares vesting each month thereafter. The option grant is not included in the table above as no shares were exercisable within 60 days of May 31, 2010.

(8)	Includes options to purchase 227,082 shares of Common Stock exercisable within 60 days of May 31, 2010, held by Mr. Lim.

(9)	Includes options to purchase 234,500 shares of Common Stock exercisable within 60 days of May 31, 2010, held by Mr. Bramley.

(10)	Includes an aggregate of 555,123 shares of Common Stock issuable upon exercise of options exercisable within 60 days of May 31, 2010.

Information Regarding Equity Compensation Plans

All of our equity compensation plans have been approved by our stockholders. Our equity compensation plans and activities are more fully discussed in the notes to the consolidated financial statements in Item 8 of this Form 10-K.

Equity Compensation Plan Information

	March 31, 2010
Plan Category	Number of securities to be issued upon exercise of outstanding options, warrants and rights		Weighted-average exercise price of outstanding options, warrants and rights	Number of securities remaining available for future issuance under equity compensation plans (excluding securities reflected in column (a))
	(a)		(b)	(c)
Equity compensation plans approved by security holders	2,689,036	(1)	$3.29	4,197,077	(2)
Equity compensation plans not approved by security holders	N/A		N/A	N/A

Total	2,689,036			4,197,077

(1)	Represents shares of common stock that may be issued pursuant to outstanding options granted under the following plans: 1,887,536 shares under the 1999 Stock Option Plan (“1999 Plan”) and 801,500 shares under the 2009 Equity Incentive Plan (“2009 Plan”). On February 25, 2009, at the 2009 Annual Meeting, our stockholders approved the 2009 Plan; following which the 1999 Plan was terminated, except as to options then issued and outstanding.

(2)	Represents shares of common stock that may be issued pursuant to options available for future grant under the following plans: 3,795,534 shares under the 2009 Plan and 401,543 shares of common stock available for purchase by employees under the 2001 Employee Stock Purchase Plan. The total number of shares available for issuance under the 2009 Plan at adoption date is based on the number of shares that have been reserved but not issued under the 1999 Plan, the shares under the 1999 Plan which expired, were cancelled or were forfeited, and the annual share reserve increase. Included in the 2009 Plan is the provision for the annual automatic share reserve increase on the last day of each fiscal year in an amount equal to the lesser of (a) 3% of the Company’s total outstanding shares on the last day of the Company’s fiscal year, (b) 2,000,000, or (c) such lesser amount as determined in the sole and absolute discretion of the Board. On March 31, 2010, 837,813 shares (equivalent to 3% of the Company’s total outstanding shares on March 31, 2010) were added to the 2009 Plan reserve balance under the annual automatic share increase provisions; this increase is included in the 2009 Plan available shares balance above.

ITEM 13.	Certain Relationships and Related Transactions, and Director Independence

Carlton Baab resigned as President and Chief Executive Officer and as a Director on February 26, 2009. In connection with Mr. Baab’s departure, Mr. Baab entered into a separation and consulting agreement with us dated February 26, 2009 (the “Agreement”). Pursuant to the Agreement, we provided certain benefits to Mr. Baab, including (i) a lump sum payment equal to one year of base salary ($248,000) on August 27, 2009; (ii) reimbursement of COBRA premiums for dental and vision insurance for 12 months starting in March 2009; and (iii) reimbursement of health insurance premiums for 12 months starting in March 2009. Mr. Baab served as a consultant to us through August 27, 2009 in accordance with the agreement. During the consulting period, we paid Mr. Baab an aggregate of $124,000 and the stock option granted to Mr. Baab on May 10, 2006 continued to vest through the end of the consulting period and expired on September 26, 2009. The Agreement contains a mutual release of claims and a mutual non-disparagement provision.

The offer letter agreement between us and Mr. Lim, and the employment agreement between us and Mr. Koe may be found under the caption “Employment Contracts and Termination of Employment and Change-in-Control Arrangements” in Item 11 hereof. In addition, we have entered into an expense reimbursement agreement with Astoria, our largest stockholder, in connection with Mr. Koe’s appointment as our Interim President and Chief Executive Officer, pursuant to which we agreed to reimburse Astoria for a portion of overhead costs and expenses related to the use by Mr. Koe of Astoria’s premises and office equipment while performing his employment duties for us. The agreement will terminate 90 days after Mr. Koe is either no longer employed by us or is no longer performing services for us from Astoria’s premises. Mr. Koe also serves as President of Astoria. Since the start of the agreement on April 1, 2009, we have reimbursed Astoria approximately $7,500 per month, and we do not anticipate any material changes in this amount.

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

The Board has determined that all of our directors, other than Mr. Koe, are “independent” for purposes of the applicable rules and regulations of the Securities and Exchange Commission and the applicable rules of the Nasdaq listing standards. We rely on the Nasdaq Listing Rule 5615(c)(2) because Mr. Koe serves on both the Compensation Committee and the Nominating and Corporate Governance Committee. We are a “Controlled Company” as defined in such Rule because more than 50% of the voting power is held by Astoria. The Board has determined that the members of the Audit Committee are “independent” for purposes of the applicable rules and regulations of the Securities and Exchange Commission and the applicable rules of the Nasdaq listing standards. The Board has determined that the members of the Compensation Committee, other than Mr. Koe, are “independent” for purposes of the applicable rules and regulations of the Securities and Exchange Commission and the applicable rules of the Nasdaq listing standards. The Board has determined that the members of the Corporate Governance and Nominating Committee, other than Mr. Koe, are “independent” for purposes of the applicable rules and regulations of the Securities and Exchange Commission and the applicable rules of the Nasdaq listing standards.

ITEM 14.	Principal Accounting Fees and Services

The following table presents the aggregate fees billed for the indicated services performed by KPMG LLP during the 2010 and 2009 fiscal years.

	2010	2009
Audit Fees	$476,531	514,496
Audit-Related Fees	—	—
Tax Fees	68,139	95,448
All Other Fees	—	—

Total	$544,670	$609,944

Audit Fees. Audit Fees relate to professional services rendered in connection with the audit of our annual financial statements, quarterly review of financial statements included in our 10-Q, and audit services provided in connection with other statutory and regulatory filings.

Audit-Related Fees. Audit-related fees include assurance and related services that are reasonably related to the performance of the audit or review of our financial statements, but which are not reported under “Audit Fees.” We did not incur any “Audit-Related Fees” in the fiscal years ended March 31, 2010 and 2009.

Tax Fees. Tax Fees include professional services related to tax compliance, tax advice and tax planning and transfer pricing consultation, including the preparation of federal and state tax returns.

All Other Fees. All other fees consist of fees billed for all other products and services. We did not incur any “All Other Fees” in the fiscal years ended March 31, 2010 and 2009.

The Audit Committee pre-approved all of the services provided by KPMG LLP in fiscal years 2010 and 2009. Pursuant to the Audit Committee Charter, the Audit Committee must pre-approve audit and non-audit services to be provided to us by the independent auditor, or subsequently approve non-audit services in those circumstances where a subsequent approval is necessary and permissible.

The Audit Committee has determined that the rendering of all the services described above by KPMG LLP was compatible with maintaining the auditors’ independence.

PART IV

ITEM 15.	Exhibits and Financial Statement Schedules

(a)(1) Financial Statements

The following documents are filed as a part of the report:

•	Report of Independent Registered Public Accounting Firm

•	Consolidated Balance Sheets as of March 31, 2010 and March 31, 2009

•	Consolidated Statements of Operations for the fiscal years ended March 31, 2010, 2009 and 2008

•	Consolidated Statements of Cash Flows for the fiscal years ended March 31, 2010, 2009 and 2008

•	Consolidated Statements of Stockholders’ Equity and Comprehensive Loss for the fiscal years ended March 31, 2010, 2009, and 2008

•	Notes to Consolidated Financial Statements

(a) (2) Financial Statement Schedules

None

(b) Exhibits

Exhibit	Description
3.1	Amended and Restated Certificate of Incorporation of the Registrant dated November 29, 2005 (included as Exhibit 3.1 to the Registrant’s Form 8-K filed with the Commission on November 30, 2005 and incorporated herein by reference).

3.2	Amended and Restated Bylaws of the Registrant, dated November 7, 2007 (included as Exhibit 3.1 to the Registrant’s Form 8-K filed with the Commission on November 13, 2007 and incorporated herein by reference).

3.3	Certificate of Designations dated March 31, 1999, as corrected (included as Exhibit 3.1 to the Registrant’s Form 8-K filed with the Commission on April 5, 1999 and incorporated herein by reference).

3.4	Certificate of Ownership and Merger dated April 17, 2008 (included as Exhibit 3.1 to the Registrant’s Form 8-K filed with the Commission on April 21, 2008 and incorporate herein by reference).

3.5	Composite Certificate of Incorporation (included as Exhibit 3.2 to the Registrant’s Form 8-K filed with the Commission on April 21, 2008 and incorporated herein by reference).

4.1	Registration Rights Agreement by and among the Registrant, Astoria Capital Partners, L.P., Harrison H. Augur, Keogh MP and Robert D. van Roijen dated as of December 4, 2000 (included as Exhibit 4.3 to the Registrant’s Form 10-QSB filed with the Commission on August 13, 2002 and incorporated herein by reference), as amended on April 1, 2003 (see Exhibit 4.2 below).

4.2	Sixth Amendment to the Registration Rights Agreement by and among the Registrant, Astoria Capital Partners, L.P., Harrison H. Augur, Keogh MP and Robert D. van Roijen dated as of April 1, 2003 (included as Exhibit 4.3 to the Registrant’s Form 10-KSB filed with the Commission on June 6, 2003 and incorporated herein by reference).

4.3	Registration Rights Agreement by and between the Registrant and Astoria Capital Partners, L.P., dated as of September 27, 2001, as amended on April 3, 2002 (included as Exhibit 4.2 to the Registrant’s Form 10-QSB filed with the Commission on August 13, 2002 and incorporated herein by reference).

Exhibit	Description
4.4	Third Amendment to Registration Rights Agreement by and between the Registrant and Astoria Capital Partners, L.P., dated as of September 27, 2001, as amended on January 30, 2003 (included as Exhibit 4.3 to the Registrant’s Form 8-K filed with the Commission on January 30, 2003 and incorporated herein by reference).

4.5	Specimen Common Stock Certificate (included as Exhibit 4.1 to the Registrant’s Form 8-K filed with the Commission on April 21, 2008 and incorporated herein by reference).

10.1*	1999 Stock Option Plan, as amended on November 28, 2005, Form of Notice of Stock Option Agreement and Form of Stock Option Agreement (included as Exhibit 10.1 to the Registrant’s Form 8-K filed with the Commission on November 30, 2005 and incorporated herein by reference).

10.2*	2001 Employee Stock Purchase Plan as amended on December 28, 2001 (included as Exhibit 10.1 to the Registrant’s Form 10-QSB filed with the Commission on March 21, 2002 and incorporated herein by reference).

10.3*	Form of Indemnification Agreement entered into with officers and directors of Registrant (included as Exhibit 10.2 to the Registrant’s Form 10-QSB filed with the Commission on March 21, 2002 and incorporated herein by reference).

10.4	Lease Agreement dated November 9, 2004 between Registrant and The Irvine Company (included as Exhibit 10.1 to the Registrant’s Form 10-QSB filed with the Commission on November 9, 2004 and incorporated herein by reference), as amended on December 7, 2009 (see Exhibit 10.16 below).

10.5*	Offer Letter, dated April 22, 2006, between the Registrant and Thomas G. Lim (included as Exhibit 10.1 to the Registrant’s Form 8-K filed with the Commission on April 27, 2006 and incorporated herein by reference), as amended on December 18, 2008 (see Exhibit 10.11 below).

10.6*	Offer Letter Agreement, effective July 9, 2007 between the Registrant and Jeffrey L. Wong (included as Exhibit 10.9 to the Registrant’s Form 10-KSB filed with the Commission on June 24, 2008 and incorporated herein by reference).

10.7*	Amendment to Offer Letter dated December 18, 2008 by and between the Company and Thomas G. Lim (included as Exhibit 10.2 to the Registrant’s Form 8-K filed with the Commission on December 19, 2008 and incorporated herein by reference).

10.8*	TigerLogic Corporation 2009 Equity Incentive Plan and form of stock option agreement thereunder (included as Exhibit 10.1 to the Registrant’s Form 8-K filed with the Commission on February 26, 2009 and incorporated herein by reference).

10.9*	Employment Agreement dated April 8, 2009 between the Company and Richard W. Koe (included as Exhibit 10.1 to the Registrant’s Form 8-K filed with the Commission on April 9, 2009 and incorporated herein by reference).

10.10*	Separation and Consulting Agreement dated February 26, 2009 by and between the Company and Carlton H. Baab (included as Exhibit 10.14 to the Registrant’s Form 10-K filed with the Commission on June 24, 2009 and incorporated herein by reference).

10.11	First Amendment dated December 7, 2009 to Lease Agreement dated November 9, 2004 between the Registrant and The Irvine Company LLC (included as Exhibit 10.13 to the Registrant’s Form 10-Q filed with the Commission on February 11, 2010 and incorporated herein by reference).

21.1	Subsidiaries of the Registrant (included as Exhibit 21.1 to the Registrant’s Form 10-KSB filed with the Commission on June 28, 2002 and incorporated herein by reference).

23.1	Consent of Independent Registered Public Accounting Firm.

24.1	Power of Attorney (included in the signature page and incorporated herein by reference).

Exhibit	Description

31.1	Certification of Chief Executive Officer Pursuant to Rule 13a-14(a)/15d-14(a), as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	Certification of Chief Financial Officer Pursuant to Rule 13a-14(a)/15d-14(a), as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1	Certification of Chief Executive Officer and Chief Financial Officer Pursuant to 18 U.S.C. 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

*	Indicates management contracts or compensatory plans and arrangements filed pursuant to Item 601 of Regulation S-K under the Exchange Act.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

TIGERLOGIC CORPORATION

By:	/s/ THOMAS LIM
Thomas Lim Chief Financial Officer

Date:	June 22, 2010

POWER OF ATTORNEY

KNOW ALL PERSONS BY THESE PRESENTS, that each person whose signature appears below constitutes and appoints Richard W. Koe and Thomas Lim, and each or any one of them, as his true and lawful attorney-in-fact and agent, with full power of substitution and resubstitution, for him and in his name, place and stead, in any and all capacities, to sign any and all amendments to this Annual Report on Form 10-K, and to file the same, with all exhibits thereto, and other documents in connection therewith, with the Securities and Exchange Commission, granting unto said attorneys-in-fact and agents, and each of them, full power and authority to do and perform each and every act and thing requisite and necessary to be done in connection therewith, as fully to all intents and purposes as he might or could do in person, hereby ratifying and confirming that all said attorneys-in-fact and agents, or any of them or their or his substitute or substitutes, may lawfully do or cause to be done by virtue hereof.

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.

Signatures	Title	Date

/s/ RICHARD W. KOE Richard W. Koe	Director, Interim President and Chief Executive Officer (Principal Executive Officer)	June 22, 2010

/s/ THOMAS LIM Thomas Lim	Chief Financial Officer (Principal Financial and Accounting Officer)	June 22, 2010

/s/ GERALD F. CHEW Gerald F. Chew	Director	June 22, 2010

/s/ DOUGLAS G. MARSHALL Douglas G. Marshall	Director	June 22, 2010

/s/ PHILIP D. BARRETT Philip D. Barrett	Director	June 22, 2010

/s/ DOUGLAS G. BALLINGER Douglas G. Ballinger	Director	June 22, 2010

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

The Board of Directors and Stockholders

TigerLogic Corporation:

We have audited the accompanying consolidated balance sheets of TigerLogic Corporation and subsidiaries as of March 31, 2010 and 2009, and the related consolidated statements of operations, cash flows, and stockholders’ equity and comprehensive loss for each of the years in the three-year period ended March 31, 2010. These consolidated financial statements are the responsibility of TigerLogic Corporation’s management. Our responsibility is to express an opinion on these consolidated financial statements based on our audits.

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

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of TigerLogic Corporation and subsidiaries as of March 31, 2010 and 2009, and the results of their operations and their cash flows for each of the years in the three-year period ended March 31, 2010, in conformity with U.S. generally accepted accounting principles.

/s/    KPMG LLP

Mountain View, California

June 22, 2010

TIGERLOGIC CORPORATION AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS

	March 31, 2010	March 31, 2009
	(In thousands, except share data)
ASSETS

Current assets
Cash	$12,492	$12,282
Trade accounts receivable, less allowance for doubtful accounts of $26 in 2010 and $90 in 2009	954	881
Other current assets	412	389

Total current assets	13,858	13,552
Property, furniture and equipment-net	766	849
Goodwill	26,388	26,388
Deferred tax assets	379	383
Other assets	113	161

Total assets	$41,504	$41,333

LIABILITIES AND STOCKHOLDERS’ EQUITY

Current liabilities
Accounts payable	$192	$161
Accrued liabilities	1,686	2,090
Deferred revenue	4,314	4,531

Total current liabilities	6,192	6,782
Commitments and contingencies

Stockholders’ equity
Series A convertible preferred stock: $1.00 par value; 5,000,000 shares authorized; none issued or outstanding at March 31, 2010 and 2009	—	—
Common stock: $0.10 par value; 100,000,000 shares authorized; 27,927,114 and 26,730,230 issued and oustanding as of March 31, 2010 and 2009, respectively	2,793	2,673
Additional paid-in-capital	132,543	129,684
Accumulated other comprehensive income	2,246	2,861
Accumulated deficit	(102,270)	(100,667)

Total stockholders’ equity	35,312	34,551

Total liabilities and stockholders’ equity	$41,504	$41,333

See accompanying notes to the consolidated financial statements.

TIGERLOGIC CORPORATION AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF OPERATIONS

For the Years Ended March 31, 2010, 2009 and 2008

	2010	2009	2008
	(In thousands, except per share data)
Net revenues
Licenses	$4,223	$5,336	$7,974
Services	9,714	10,916	11,798

Total net revenues	13,937	16,252	19,772

Operating expenses
Cost of license revenues	13	29	28
Cost of service revenues	1,700	1,652	1,824
Selling and marketing	4,337	5,425	5,772
Research and development	6,140	7,561	7,820
General and administrative	4,129	5,097	4,851

Total operating expenses	16,319	19,764	20,295

Operating loss	(2,382)	(3,512)	(523)
Other income (expense)
Interest income (expense)-net	(1)	147	(205)
Other income (expense)-net	778	(1,796)	350

Total other income (expense)	777	(1,649)	145

Loss before income taxes	(1,605)	(5,161)	(378)
Income tax benefit	(2)	(21)	(47)

Net loss	$(1,603)	$(5,140)	$(331)

Basic and diluted net loss per share	$(0.06)	$(0.19)	$(0.01)

Shares used in computing basic and diluted net loss per share	27,305	26,600	23,647

See accompanying notes to the consolidated financial statements.

TIGERLOGIC CORPORATION AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS

For the Years Ended March 31, 2010, 2009 and 2008

	2010	2009	2008
	(In thousands)
Cash flows from operating activities:
Net loss	$(1,603)	$(5,140)	$(331)
Adjustments to reconcile net loss to net cash provided by (used in) operating activities:
Depreciation and amortization of long-lived assets	374	416	282
Provision for (recovery from) bad debt	(62)	(51)	90
Note discount amortization	—	—	98
Stock-based compensation expense	1,053	1,415	1,219
Income tax benefit	(2)	(21)	(47)
Foreign currency exchange (gain) loss	(648)	1,801	(299)
Change in assets and liabilities:
Trade accounts receivable	12	790	(179)
Other current and non-current assets	39	27	(21)
Accounts payable	30	(215)	251
Accrued liabilities	(424)	(264)	488
Deferred revenue	(258)	(443)	300

Net cash provided by (used in) operating activities	(1,489)	(1,685)	1,851

Cash flows used in investing activities-purchase of property, furniture and equipment	(264)	(573)	(171)

Cash flows from financing activities:
Proceeds from exercise of stock options	1,851	586	537
Proceeds from issuance of common stock	75	144	118
Repayment of debt	—	—	(1)

Net cash provided by financing activities	1,926	730	654

Effect of exchange rate changes on cash	37	(255)	77

Net increase (decrease) in cash and cash equivalents	210	(1,783)	2,411
Cash at beginning of period	12,282	14,065	11,654

Cash at end of period	$12,492	$12,282	$14,065

Non-cash financing activities:
Accrued interest added to debt	$—	$—	$588
Conversion of debt to common stock	$—	$977	$23,858

See accompanying notes to the consolidated financial statements.

TIGERLOGIC CORPORATION AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY AND COMPREHENSIVE LOSS

For the Years Ended March 31, 2010, 2009 and 2008

(In thousands, except share amounts)

			Additional Paid-In Capital	Accumulated Other Comprehensive Income	Accumulated Deficit	Stockholders' Equity	Comprehensive Loss
	Common Stock
	Shares	Amount
Balances March 31, 2007	21,184,402	$2,118	$101,385	$1,612	$(95,196)	$9,919
Stock option and purchase plan issuances	288,317	29	626			655
Stock-based compensation			1,219			1,219
Conversion of debt to common stock	4,779,600	478	23,380			23,858
Net loss					(331)	(331)	$(331)
Foreign currency translation adjustments				(245)		(245)	(245)

Comprehensive loss							$(576)

Balances March 31, 2008	26,252,319	$2,625	$126,610	$1,367	$(95,527)	$35,075
Stock option and purchase plan issuances	249,782	28	702			730
Stock-based compensation			1,415			1,415
Conversion of debt to common stock	195,400	20	957			977
Net loss					(5,140)	(5,140)	$(5,140)
Foreign currency translation adjustments				1,494		1,494	1,494

Comprehensive loss							$(3,646)

Balances March 31, 2009	26,697,501	$2,673	$129,684	$2,861	$(100,667)	$34,551

Stock option and purchase plan issuances	1,229,613	120	1,806			1,926
Stock-based compensation			1,053			1,053
Net loss					(1,603)	(1,603)	$(1,603)
Foreign currency translation adjustments				(615)		(615)	(615)

Comprehensive loss							$(2,218)

Balances March 31, 2010	27,927,114	$2,793	$132,543	$2,246	$(102,270)	$35,312

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

Revenue Recognition—The Company recognizes revenue using the residual method. Under the residual method, revenue is recognized in a multiple element arrangement when company-specific objective evidence of fair value exists for all of the undelivered elements in the arrangement, but does not exist for one or more of the delivered elements in the arrangement. At the outset of the arrangement with the customer, the Company defers revenue for the fair value of its undelivered elements (e.g., maintenance) based on company-specific objective evidence of the amount such items are sold individually to its customers and recognizes revenue for the remainder of the arrangement fee attributable to the elements initially delivered in the arrangement (e.g., software license) when the basic criteria of revenue recognition has been met.

Revenue attributable to an element in a customer arrangement is recognized when persuasive evidence of an arrangement exists and delivery has occurred, provided the fee is fixed or determinable, collectability is probable and the arrangement does not require significant customization of the software. If, at the outset of the customer arrangement, the Company determines that the arrangement fee is not fixed or determinable, revenue is deferred and recognized when the arrangement fee becomes due and payable. Service revenue relates primarily to consulting services, maintenance and training. Maintenance revenue is initially deferred and then recognized ratably over the term of the maintenance contract, typically 12 months. Consulting and training revenue is recognized as the services are performed and is usually calculated on a time and materials basis. Such services primarily consist of implementation services related to the installation of the Company’s products and do not include significant customization to or development of the underlying software code. The Company does not have price protection programs, conditional acceptance agreements, and product sales are made without right of return. For contracts that require significant modification or customization to the software in accordance with customers’ specifications, revenue is recognized using the completed-contract method. Under this method,

TIGERLOGIC CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

revenue and expenses are deferred until customer acceptance of the finished product occurs. During the periods presented, the Company did not have any material arrangements accounted for under the completed-contract method.

The Company records revenue on certain products, such as the Pick Data Provider for .Net product, on a net amount retained basis, after accounting for royalties to third-party licensors.

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

TIGERLOGIC CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Effective April 1, 2007, the Company recognizes tax benefits from an uncertain tax position when it is more likely than not that the position will be sustained upon examination, including resolutions of any related appeals or litigation processes, based on the technical merits. Income tax positions must meet a more-likely-than-not recognition threshold at the effective date to be recognized. Developments such as case law, changes in tax law, new rulings or regulations issued by taxing authorities, and interactions with the taxing authorities could affect whether a position should be recognized or the amount that should be reported.

Interest and penalties would accrue if the uncertain tax position were not sustained. Interest would start to accrue in the period in when it would begin accruing under the relevant tax law, and the amount of interest expense to be recognized would be computed by applying the applicable statutory rate of interest to the difference between the tax position recognized and the amount previously taken or expected to be taken in a tax return. Penalties would accrue in the first period in which the position was taken (or is expected to be taken) on a tax return that would give rise to the penalty. Interest and penalties are classified as income tax expense. Unrecognized tax benefits and the related interest and penalty exposure would result in a recognition of a liability. This liability is separate from the deferred tax component on the balance sheet and would be classified as long-term unless payment is expected within the next twelve months. See note 6 for a description of the impact of this adoption on our consolidated financial position and results of operations.

Fair Value of Financial Instruments—The Company’s consolidated balance sheet includes the following financial instruments: cash, accounts receivable, and accounts payable. The Company considers the carrying amount of working capital items to approximate fair value for these financial instruments because of the relatively short period of time between origination of the instruments and their expected realization.

Stock-Based Compensation—Effective April 1, 2006, the Company adopted the Financial Accounting Standard Board (“FASB “) guidance on fair value recognition provisions of share-based payment ASC Topic 718. This guidance generally requires share-based payments, including grants of stock options and other equity awards, to be recognized in the consolidated financial statements based on their fair values. In addition, this guidance requires the benefits of tax deductions in excess of recognized compensation expense to be reported as a financing cash flow, rather than as an operating cash flow as prescribed under previous accounting rules. In its adoption, the Company elected to use the modified prospective method, under which compensation expense is recognized for all share-based awards granted after March 31, 2006 and for all awards granted prior to April 1, 2006, that were unvested on the date of adoption, as adjusted for estimated forfeitures. The Company recognizes compensation expense for share-based awards ratably over the vesting period and purchase period, respectively.

Net Loss Per Share—Basic and diluted loss per share is computed using the net loss and the weighted average number of common shares outstanding during the period. Potential dilutive common shares include, for all of the periods presented, outstanding stock options, and convertible debt. There were 2,689,036, 4,088,635, and 4,540,491outstanding options to purchase shares of the Company’s common stock with exercise prices ranging from $0.75 to $17.00 per share as of March 31, 2010, 2009 and 2008, respectively. There was no convertible debt outstanding at March 31, 2010 or 2009. There was convertible debt outstanding at March 31, 2008, which was converted into 195,439 shares of common stock. The total of these items were not included in the computation of diluted loss per share because their effect would have been anti-dilutive.

Concentration of Credit Risk—The Company supports computer software systems worldwide in diversified industries, primarily through system integrators and value added resellers. On an ongoing basis, the Company performs credit evaluations of its customer’s financial condition and generally requires no collateral. No single customer accounted for more than 10% of revenues during the fiscal years ended March 31, 2010, 2009 and 2008.

TIGERLOGIC CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Foreign Currency Translation—The local currency is used as the functional currency for purposes of translating the financial statements of the Company’s foreign subsidiaries into the reporting currency. Assets and liabilities of these subsidiaries are translated at the exchange rate in effect at each year-end. Income statement accounts are translated at the average rate of exchange prevailing during the year. Translation adjustments arising from the use of differing exchange rates from period to period are included in accumulated other comprehensive income in stockholders’ equity. Gains and losses resulting from foreign currency transactions are included in other income (expense). Material foreign currency losses resulted from a significant intercompany balance outstanding denominated in British Pound, which deteriorated significantly against the U.S. Dollar in fiscal year 2009. Through November of 2009, the British Pound was weakening against the U.S. Dollar creating foreign exchange gain for the Company. Beginning in December 2009, foreign exchange gains and losses on the outstanding intercompany balance denominated in British Pound are being accumulated in a separate component of equity based on the Company’s determination that the settlement of this intercompany balance is not planned or anticipated in the foreseeable future.

The Company’s revenues generated through its offices located outside of the United States of America were approximately 32%, 32% and 34% of total revenue for the fiscal year ended March 31, 2010, 2009 and 2008, respectively.

Comprehensive Loss—Comprehensive loss encompasses all changes in equity other than those with stockholders and consists of net loss and foreign currency translation adjustments. For the subsidiaries located in Germany and United Kingdom, the Company does not provide for U.S. income taxes on foreign currency translation adjustments because it does not provide for such taxes on undistributed earnings of these foreign subsidiaries. For its French subsidiary, the Company provides for U.S. taxes on foreign currency translation adjustments.

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

Impairment of Goodwill and Other Long-Lived Assets—Long-lived assets, such as property, plant, and equipment, and purchased intangible assets subject to amortization, are reviewed for impairment whenever events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable.

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

Goodwill and intangible assets that have indefinite useful lives are tested annually for impairment and are tested for impairment more frequently if events and circumstances indicate that the asset might be impaired. An impairment loss is recognized to the extent that the carrying amount exceeds the asset’s fair value. For goodwill, the impairment determination is made at the reporting unit level and consists of two steps. First, the Company determines the fair value of a reporting unit and compares it to its carrying amount. Second, if the carrying amount of a reporting unit exceeds its fair value, an impairment loss is recognized for any excess of the carrying

TIGERLOGIC CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

amount of the reporting unit’s goodwill over the implied fair value of that goodwill. The implied fair value of goodwill is determined by allocating the fair value of the reporting unit in a manner similar to a purchase price allocation. The residual fair value after this allocation is the implied fair value of the reporting unit goodwill.

Recently Adopted Accounting Standards

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

In June 2009, FASB issued guidance relating to accounting standards codification (“Codification”) and the hierarchy of United States generally accepted accounting principles (“GAAP”). This guidance establishes the FASB Codification as the source of authoritative accounting guidance under U.S. GAAP. The rules and interpretive releases of the SEC under authority of federal securities laws are also sources of authoritative U.S. GAAP for SEC registrants. The adoption of this guidance did not have an impact on the Company’s consolidated financial statements.

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

Recently Issued Accounting Standards

In April 2010, the FASB issued an update to existing guidance on milestone revenue recognition for research or development transactions. Research or development arrangements frequently include payment provisions whereby a portion or all of the consideration is contingent upon milestone events such as successfully completion of a phase or achieving a specific result from the research or development efforts. This update provides guidance on the criteria that should be met for determining whether the milestone method of revenue recognition is appropriate. A vendor can recognize consideration that is contingent upon achievement of a milestone in its entirety as revenue in the period in which the milestone is achieved only if the milestone meets all criteria to be considered substantive. The amendments in this update are effective on a prospective basis for

TIGERLOGIC CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

milestones achieved in fiscal years, and interim periods within those years, beginning on or after June 15, 2010. The Company does not expect this guidance to have a material impact on the consolidated financial statements.

In April 2010, the FASB issued an update to existing guidance to clarify that an employee share-based payment award with an exercise price denominated in the currency of a market in which a substantial portion of the entity’s equity security trades should not be considered to contain a condition that is not a market, performance, or service condition. Therefore, an entity would not classify such an award as a liability if it otherwise qualifies as equity. The amendments in this update are effective for fiscal years, and interim periods within those fiscal years, beginning on or after December 15, 2010. The amendments in this update should be applied by recording a cumulative effect adjustment to the opening balance of retained earnings. The Company does not expect this guidance to have an impact on the consolidated financial statements.

In October 2009, the FASB issued an update to existing guidance on revenue recognition for certain arrangements with multiple deliverables. The amendments to this update will allow companies to allocate consideration received for qualified separate deliverables using estimated selling price for both delivered and undelivered items when vendor-specific objective evidence or third-party evidence is unavailable. Additional disclosures discussing the nature of multiple element arrangements, the types of deliverables under the arrangements, the general timing of their delivery, and significant factors and estimates used to determine estimated selling prices are required. The Company plans to adopt this update prospectively for new revenue arrangements entered into or materially modified in fiscal year beginning April 1, 2011. The Company does not expect this guidance to have a material impact on the consolidated financial statements.

In October 2009, the FASB issued an update to existing guidance on software revenue recognition. The existing software revenue recognition guidance applied to revenue arrangement for products or services that include software that is “more-than-incidental” to the products or services as a whole. This update excludes from its scope tangible products that contain both software and non-software components that function together to deliver a product’s essential functionality. The Company plans to adopt this update prospectively for new revenue arrangements entered into or materially modified in fiscal year beginning April 1, 2011. The Company does not expect this guidance to have a material impact on the consolidated financial statements.

3. Property, Furniture and Equipment

Property, furniture and equipment at March 31 consisted of (in thousands):

	2010	2009
Land and buildings	$646	$609
Office equipment, furniture and fixtures	5,225	5,003

Total	5,871	5,612
Accumulated depreciation and amortization	(5,105)	(4,763)

Property, furniture and equipment, net	$766	$849

4. Stockholder’s Equity

Series A Convertible Preferred Stock

The Company had 5,000,000 shares of Series A convertible preferred stock (“Series A”) authorized and no shares of Series A issued and outstanding at March 31, 2010 and 2009.

TIGERLOGIC CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Common Stock

The Company had 100,000,000 shares of common stock authorized and 27,927,114 and 26,730,230 shares of common stock issued and outstanding as of March 31, 2010 and 2009, respectively.

Stock Options

On February 25, 2009, the shareholders voted to approve and the Company adopted the 2009 Equity Incentive Plan (“2009 Plan”). The 2009 Plan provides for the granting of stock options, restricted stock, and restricted stock units to directors, employees and consultants. In conjunction with the adoption of the 2009 Plan, the Company terminated all other plans, except as to options then issued and outstanding under such plans. The total number of shares available for issuance under the 2009 Plan at adoption date is based on the number of shares that have been reserved but not issued under the 1999 Stock Plan (“1999 Plan”), the shares under the 1999 Plan which expired, were cancelled or were forfeited, and the annual share reserve increase. Included in the 2009 Plan is the provision for the annual automatic share reserve increase on the last day of each fiscal year in an amount equal to the lesser of (a) 3% of the Company’s total outstanding shares on the last day of the Company’s fiscal year, (b) 2,000,000, or (c) such lesser amount as determined in the sole and absolute discretion of the Board. The annual increase for the year ended March 31, 2010 was 837,813 shares. At March 31, 2010, total number of shares available for issuance under the 2009 Plan was 4,597,034 shares. Stock options are generally granted with an exercise price equal to the stock’s fair market value at the date of grant. All options under the 2009 Plan have ten-year terms and generally vest ratably over a period of four years.

Employee Stock Purchase Plan

On December 12, 2001, the Board of Directors approved the Company’s 2001 Employee Stock Purchase Plan (the “ESPP”) to provide employees of the Company with an opportunity to purchase common stock of the Company through accumulated payroll deductions. The maximum number of shares of common stock made available for sale under the ESPP is 1,000,000 shares. The offer periods of six months’ duration commence each February 15 and August 15. An employee may contribute between 1% and 10% of their compensation, not to exceed $21,250 per calendar year. Individual employee share purchases are limited to 1,500 shares per offer period. Employees are able to purchase the stock at an amount equal to 85% of the market value of a share of common stock on the enrollment date or on the exercise date, whichever is lower. Through March 31, 2010, 598,457 shares had been issued to employees under the ESPP. For the year ended March 31, 2010, 41,161 shares of common stock were issued under the ESPP. As of March 31, 2010, employee withholdings under the ESPP aggregated $8,072.

Stock-Based Compensation

Effective April 1, 2006, the Company adopted FASB guidance on fair value recognition provisions of share-based payment Topic 718 using the modified prospective method and began recognizing stock-based compensation based on an estimate of an award’s fair value. The Company estimates the fair value of stock options granted and ESPP purchase rights using the Black-Scholes option-pricing model and a single option award approach. Under this approach, the compensation expense for awards that have a graded vesting schedule is recognized on a straight-line basis over the requisite service period. When estimating forfeitures, the Company considers voluntary termination behavior as well as analysis of actual option forfeitures. The forfeiture rate used when calculating the value of stock options in 2010 and 2009 was 13% and 12%, respectively.

TIGERLOGIC CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

The Company estimated the fair value of its stock options and ESPP purchase rights using the following assumptions:

	Years Ended March 31,
	2010		2009
	Stock options	ESPP purchase rights	Stock options	ESPP purchase rights
Weighted average expected term	6.5 Years	0.5 Years	5.7 Years	0.5 Years
Expected volatility	85%	84%	86%	86%
Average risk-free interest rate	2.80%	0.18%	3.32%	0.48%
Dividend yield	0%	0%	0%	0%
Forfeiture rate	13%	0%	12%	0%

Expected Term—The expected term represents the period the Company’s stock-based awards are expected to be outstanding and was determined based on historical experience with similar awards, giving consideration to the contractual terms of the stock-based awards, vesting schedules and expectations of future employee behavior as influenced by changes to the terms of its stock-based awards. The weighted average expected term is calculated based on the number of shares granted and the related expected term.

Expected Volatility—The computation of expected volatility is based on historical volatility equal to expected term.

Risk-Free Interest Rate—The risk-free interest rate used in the Black-Scholes valuation method is based on the yield available on U.S. Treasury securities with a term equal to the expected term at the time of grant.

Dividend Yield—No dividends are expected to be paid.

Total stock-based compensation expense included in the audited consolidated statements of operations is as follows (in thousands):

	Years Ended March 31,
	2010	2009	2008
Cost of revenue	$62	$43	6
Operating expense:
Selling and marketing	179	464	515
Research and development	377	496	346
General and administrative	435	412	352

Total stock-based compensation expense	1,053	1,415	1,219
Income tax benefit	—	—	—

Net stock-based compensation expense	$1,053	$1,415	$1,219

As of March 31, 2010, there was approximately $1.7 million of total unrecognized compensation cost related to nonvested share-based compensation arrangements granted under the plans. That cost is expected to be recognized over a weighted-average period of 2.8 years.

TIGERLOGIC CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Stock option activity was as follows for fiscal year 2010:

	Number of Shares	Weighted Average Exercise Price	Weighted Average Remaining Contractual Term in Years	Aggregate Intrinsic Value
Options outstanding as of March 31, 2009	4,088,635	$3.07
Granted	801,500	$2.62
Exercised	(1,155,723)	$1.60
Forfeited	(286,776)	$3.63
Expired	(758,600)	$3.84

Options outstanding as of March 31, 2010	2,689,036	$3.29	6.4	$1,214,370

Vested and expected to vest at March 31, 2010	2,530,043	$3.31	6.2	$1,120,251

Exercisable at March 31, 2010	1,702,732	$3.47	4.9	$645,925

The aggregate intrinsic value in the table above represents the difference between the exercise price of the underlying awards and the quoted price of our common stock for the options that were in-the-money at March 31, 2010. During the year ended March 31, 2010, the aggregate intrinsic value of options exercised under the 1999 Plan was $1,392,583 determined as of the date of option exercise. Weighted-average grant-date fair values of the options granted during the years ended March 31, 2010, 2009, and 2008 were $1.91, $3.96, and $2.51, respectively.

Retirement Plans

The Company sponsors a 401(k) Savings and Retirement Plan (“the Plan”) for substantially all of its employees in the United States. Employees meeting the eligibility requirements may contribute specified percentages of their salaries. The Company’s Board of Directors, in its sole discretion, may make discretionary profit-sharing contributions at 50% of the employees’ contributions up to 4% of the employees’ total compensation, to the Plan. There were no discretionary annual contributions made to the Plan for the years ended March 31, 2010, 2009 and 2008.

The Company sponsors the Raining Data UK Limited Retirement Benefits Scheme (“RDUKL Plan”) for substantially all of its employees in the United Kingdom. The RDUKL Plan is a defined contribution plan that provides retirement benefits upon attaining normal retirement age, and incidental benefits in the case of death or termination of employment prior to retirement. Raining Data UK contributes an amount ranging from 3% to 8% of each participant’s compensation to fund such benefits. In addition, participants are entitled to make voluntary contributions under the RDUKL Plan. The Company contributed approximately $51,000, $68,000 and $83,000 to the RDUKL Plan for the years ended March 31, 2010, 2009 and 2008, respectively.

5. Related Party Transactions

Carlton Baab resigned as President and Chief Executive Officer and as a Director on February 26, 2009. In connection with Mr. Baab’s departure, Mr. Baab entered into a separation and consulting agreement with the Company, dated February 26, 2009 (the “Agreement”). Pursuant to the Agreement, the Company provided certain benefits to Mr. Baab, including: (i) a lump sum payment equal to one year of base salary ($248,000) on August 27th, 2009; (ii) reimbursement of COBRA premiums for dental and vision insurance for 12 months

TIGERLOGIC CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

starting in March 2009; and (iii) and reimbursement of health insurance premiums for 12 months starting in March 2009. Mr. Baab served as a consultant to the Company through August 27, 2009 in accordance with the agreement. During the consulting period, the Company paid Mr. Baab an aggregate of $124,000 and the stock option granted to Mr. Baab’s on May 10, 2006 continued to vest through the end of the consulting period and expired on September 26, 2009. The Agreement contains a mutual release of claims and a mutual non-disparagement provision.

The Company has entered into an expense reimbursement agreement with Astoria, its largest stockholder, in connection with Richard Koe’s appointment as our Interim President and Chief Executive Officer, pursuant to which the Company agreed to reimburse Astoria for a portion of overhead costs and expenses related to the use by Mr. Koe of Astoria’s premises and office equipment while performing his employment duties for the Company. The agreement will terminate 90 days after Mr. Koe is either no longer employed by the Company or is no longer performing services for the Company from Astoria’s premises. Mr. Koe also serves as President of Astoria. Since the start of the agreement on April 1, 2009, the Company has reimbursed Astoria approximately $7,500 per month, and the Company does not anticipate any material changes in this amount.

6. Income Taxes

The income tax benefit of approximately$1,100, $21,000, and $47,000 for the years ended March 31, 2010, 2009 and 2008, respectively, were related to foreign jurisdictions and domestic tax credits. Foreign income before income taxes was approximately $219,000, $215,000 and $602,000 in fiscal year 2010, 2009 and 2008, respectively.

The deferred income tax benefit associated with the recognition of certain foreign net operating loss reduced goodwill in the amount of approximately $0, $0, and $71,000 for the years ended March 31, 2010, 2009 and 2008, respectively, because a portion of the net operating loss carryforwards were acquired as part of a business combination.

A reconciliation of the expected U.S. Federal tax expense attributable to income from continuing operations differed from the amounts computed by applying the U.S. Federal statutory tax rate to pretax loss from continuing operations as follows:

	2010	2009	2008
Expected U.S. Federal tax expense (benefit)	(34.0)%	(34.0)%	(34.0)%
State taxes	(4.3)%	(8.1)%	(48.5)%
Foreign taxes	3.6%	(0.7)%	12.4%
Change in valuation allowance	(157.0)%	21.8%	(24.1)%
Research and experimentation credit	(12.3)%	(5.3)%	(72.2)%
Expiration of net operating losses	171.2%	3.8%	108.7%
Stock-based compensation expense	28.9%	5.4%	48.2%
Other	3.8%	16.7%	(2.9)%

Actual effective tax rate	(0.1)%	(0.4)%	(12.4)%

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

TIGERLOGIC CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Due to uncertainties surrounding the timing of realizing the benefits of the net operating loss carryforwards and tax credits in the future, we have recognized a full valuation allowance against net deferred tax assets in domestic and foreign jurisdictions, except France. As a result of our analysis of all available evidence, both positive and negative as of the end of the fourth quarter of fiscal year 2008, including sustained profitability in France, improved financial condition at the parent-level, and completion of a worldwide transfer pricing study, it was considered more likely than not that a full valuation allowance for deferred tax assets in France was not required, resulting in the release of the valuation allowance previous recorded against our net French deferred tax assets of approximately $460,000 in fiscal year 2008. Of this amount, approximately $168,000 was recorded as income tax benefit and approximately $292,000 was recorded as a reduction of goodwill in fiscal year 2008. The change in year over year in the net French deferred tax assets is approximately $4,000, related to the provision and changes in foreign currency rates, with the ending balance of $379,000 as of March 31, 2010. The Company believes it is more likely than not that the amount of the deferred tax assets recorded on its balance sheet as a result of the partial release of the valuation allowance will ultimately be recovered. As of March 31, 2010, a valuation allowance of approximately $25.7 million remained recorded against the Company’s other deferred tax assets.

Significant components of the Company’s net deferred tax assets are as follows at March 31, (in thousands):

	2010	2009
Deferred tax assets:
Net operating loss carryforwards	$19,572	$18,663
Accruals and allowances recognized in different periods	391	280
Research and experimentation credit carryforwards	5,619	5,327
Property and equipment	173	115
Stock-based compensation expense	498	596
Other	—	1

Total deferred assets	26,253	24,982
Less valuation allowance	(25,733)	(24,492)
Deferred tax liabilities-currency translation adjustment	(139)	(107)
Deferred tax liabilities-Other	(2)	—

Net deferred tax asset	$379	$383

Due to uncertainties surrounding the timing of realizing the benefits of our net favorable tax attributes in the future tax returns, the Company has recorded a full valuation allowance against certain deferred tax assets at March 31, 2010, 2009 and 2008. The net change in the valuation allowance was an increase of approximately $1.2 million in 2010, and $1.0 million in 2009. The increase in the valuation allowance in 2010 was due primarily to increase in net operating loss carryforwards. At March 31, 2010, the Company had gross net operating loss carryforwards of approximately $52.8 million for federal income tax purposes, $13.9 million for state tax purposes, and $4.8 million for foreign tax purposes. If unused, the federal net operating loss carryforwards will begin to expire in 2011, the state net operating loss carryforwards will begin to expire in 2014. Foreign net operating losses may be carried forward indefinitely. Any future changes in ownership, as defined by Section 382 of the Internal Revenue Code, may limit the amount of net operating loss carryforwards that can be used in any one year. To the extent net operating loss carryforwards, when realized, relate to excess tax benefits from share-based compensation, the resulting benefits will be credited to stockholders’ equity. As of March 31, 2010, this amount was approximately $2.2 million.

For those foreign subsidiaries where the Company intends to permanently reinvest earnings, no U.S. income or foreign tax withholding has been provided for in deferred income taxes. There is no unrecognized deferred tax

TIGERLOGIC CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

liability related to undistributed earnings due to cumulative losses sustained by these foreign subsidiaries. Effective April 1, 2007, the Company adopted the new income tax guidance relating to uncertainty in income tax and analyzed filing positions in the federal, state, and foreign jurisdictions where it is required to file income tax returns, as well as open tax years in these jurisdictions. As a result of adoption, no additional tax liability was recorded.

Unrecognized tax benefit as of March 31, 2009	$125,000
Gross decreases-tax positions in prior period	(6,000)

Unrecognized tax benefit as of March 31, 2010	$119,000

Included in the balance of unrecognized tax benefits at March 31, 2010, are approximately $2,000 of tax benefits that, if recognized, would affect the effective tax rate. Also included in the balance of unrecognized tax benefits at March 31, 2010 are $117,000 of tax benefits that, if recognized, would result in adjustments to other tax accounts, primarily deferred taxes. The gross decrease in fiscal year 2010 relating to the Company’s tax positions in prior periods of approximately $6,000 is a result of effectively settling with certain state jurisdictions. The Company does not anticipate a significant increase in unrecognized tax positions within the coming year. In addition, the Company believes that it is reasonably possible that the remaining unrecognized tax positions may not be settled by the end of March 31, 2011.

Recently enacted tax laws may also affect the tax provision on the company’s financial statements. On February 20, 2009, the State of California passed a new law to allow taxpayers to make an election to adopt a single sales factor apportionment formula starting with the 2011 taxable year. As of March 31, 2010, the Company has not considered changing its sales factor apportionment in California. Should the Company decide to make an election in 2011 using single sales factor, the Company will need to adjust the blended state rate used to tax effect its deferred tax assets/liabilities, and record any impact to the financial statements in the period such decision is made. Management of the Company believes that any related change to the blended state rate will not have a material impact to the Company’s financial statements.

The Company recognizes potential accrued interest and penalties related to uncertain tax positions in income tax expense. During the twelve months ended March 31, 2010, the Company did not recognize a significant amount in potential interest and penalties associated with uncertain tax positions.

The Company files consolidated and separate income tax return in the U.S. federal jurisdiction and in certain state jurisdictions as well as foreign jurisdictions including France, Germany, and the United Kingdom. The Company is subject to income tax examinations for fiscal years after 2007 for France, fiscal years after 2004 for Germany, and fiscal years after 2008 for the United Kingdom. Except to the extent a net operating loss is carried forward, the Company is no longer subject to U.S. federal income tax examinations for fiscal years before 2005 and is no longer subject to state and local income tax examinations by tax authorities for fiscal years before 2004.

Neither the Company nor its subsidiaries is currently under examination by any taxing authorities.

7. Commitments and Contingencies

Leases

The Company leases office space and certain equipment under noncancelable operating lease agreements with terms expiring through 2015. Rent expense related to operating these leases is recognized ratably over the entire lease term. The Company is required to pay property taxes, insurance and normal maintenance costs.

TIGERLOGIC CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Future minimum lease payments under noncancelable operating leases with initial or remaining lease terms in excess of one year as of March 31, 2010 are as follows (in thousands):

Years Ending March 31,	Operating Leases
2011	$473
2012	429
2013	325
2014	332
2015 and thereafter	467

Total minimum lease payments	$2,026

The table above does not include the new office space lease signed by us subsequent to March 31, 2010 for a total base rent of approximately $408,000 over the three-year term effective May 1, 2010.

Rent expense of $1,093,000, $1,342,000 and $1,221,000 was recognized in 2010, 2009 and 2008, respectively.

Litigation

The Company is subject from time to time to litigation, claims and suits arising in the ordinary course of business. There were no ongoing legal proceedings as of March 31, 2010.

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

TIGERLOGIC CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

8. Segment Information

The Company operates in one reportable segment. International operations consist primarily of foreign sales offices selling software developed in the United States of America combined with local service revenue. The following table summarizes consolidated financial information of the Company’s operations by geographic location (in thousands):

	Years Ended March 31,
	2010	2009	2008
Net revenue
North America	$9,505	$11,003	$13,012
Europe/Africa	4,432	5,249	6,760

Total	$13,937	$16,252	$19,772

	March 31,
	2010	2009	2008
Long-lived assets
North America	$27,180	$27,317	$27,420
Europe/Africa	466	464	623

Total	$27,646	$27,781	$28,043

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

	Years Ended March 31,
	2010	2009	2008
Databases (XDMS and MDMS)	$9,895	$11,987	$14,390
RAD Software Tools	4,042	4,265	5,382

Total	$13,937	$16,252	$19,772

9. Accrued Liabilities

Components of accrued liabilities at March 31 are as follows (in thousands):

	2010	2009
Payroll and related costs	$1,308	$1,290
Professional fees	68	186
Accrued taxes	108	182
Other	202	432

Total accrued liabilities	$1,686	$2,090

EXHIBIT INDEX

Exhibit	Description
3.1	Amended and Restated Certificate of Incorporation of the Registrant dated November 29, 2005 (included as Exhibit 3.1 to the Registrant’s Form 8-K filed with the Commission on November 30, 2005 and incorporated herein by reference).

3.2	Amended and Restated Bylaws of the Registrant, dated November 7, 2007 (included as Exhibit 3.1 to the Registrant’s Form 8-K filed with the Commission on November 13, 2007 and incorporated herein by reference).

3.3	Certificate of Designations dated March 31, 1999, as corrected (included as Exhibit 3.1 to the Registrant’s Form 8-K filed with the Commission on April 5, 1999 and incorporated herein by reference).

3.4	Certificate of Ownership and Merger dated April 17, 2008 (included as Exhibit 3.1 to the Registrant’s Form 8-K filed with the Commission on April 21, 2008 and incorporate herein by reference).

3.5	Composite Certificate of Incorporation (included as Exhibit 3.2 to the Registrant’s Form 8-K filed with the Commission on April 21, 2008 and incorporated herein by reference).

4.1	Registration Rights Agreement by and among the Registrant, Astoria Capital Partners, L.P., Harrison H. Augur, Keogh MP and Robert D. van Roijen dated as of December 4, 2000 (included as Exhibit 4.3 to the Registrant’s Form 10-QSB filed with the Commission on August 13, 2002 and incorporated herein by reference) as amended on April 1, 2003 (see Exhibit 4.2 below).

4.2	Sixth Amendment to the Registration Rights Agreement by and among the Registrant, Astoria Capital Partners, L.P., Harrison H. Augur, Keogh MP and Robert D. van Roijen dated as of April 1, 2003 (included as Exhibit 4.3 to the Registrant’s Form 10-KSB filed with the Commission on June 6, 2003 and incorporated herein by reference).

4.3	Registration Rights Agreement by and between the Registrant and Astoria Capital Partners, L.P., dated as of September 27, 2001, as amended on April 3, 2002 (included as Exhibit 4.2 to the Registrant’s Form 10-QSB filed with the Commission on August 13, 2002 and incorporated herein by reference).

4.4	Third Amendment to Registration Rights Agreement by and between the Registrant and Astoria Capital Partners, L.P., dated as of September 27, 2001, as amended on January 30, 2003 (included as Exhibit 4.3 to the Registrant’s Form 8-K filed with the Commission on January 30, 2003 and incorporated herein by reference).

4.5	Specimen Common Stock Certificate (included as Exhibit 4.1 to the Registrant’s Form 8-K filed with the Commission on April 21, 2008 and incorporated herein by reference).

10.1*	1999 Stock Option Plan, as amended on November 28, 2005, Form of Notice of Stock Option Agreement and Form of Stock Option Agreement (included as Exhibit 10.1 to the Registrant’s Form 8-K filed with the Commission on November 30, 2005 and incorporated herein by reference).

10.2*	2001 Employee Stock Purchase Plan as amended on December 28, 2001 (included as Exhibit 10.1 to the Registrant’s Form 10-QSB filed with the Commission on March 21, 2002 and incorporated herein by reference).

10.3*	Form of Indemnification Agreement entered into with officers and directors of Registrant (included as Exhibit 10.2 to the Registrant’s Form 10-QSB filed with the Commission on March 21, 2002 and incorporated herein by reference).

10.4	Lease Agreement dated November 9, 2004 between Registrant and The Irvine Company (included as Exhibit 10.1 to the Registrant’s Form 10-QSB filed with the Commission on November 9, 2004 and incorporated herein by reference), as amended on December 7, 2009 (see Exhibit 10.16 below).

Exhibit	Description
10.5*	Offer Letter, dated April 22, 2006, between the Registrant and Thomas G. Lim (included as Exhibit 10.1 to the Registrant’s Form 8-K filed with the Commission on April 27, 2006 and incorporated herein by reference), as amended on December 18, 2008 (see Exhibit 10.11 below).

10.6*	Offer Letter Agreement, effective July 9, 2007 between the Registrant and Jeffrey L. Wong (included as Exhibit 10.9 to the Registrant’s Form 10-KSB filed with the Commission on June 24, 2008 and incorporated herein by reference).

10.7*	Amendment to Offer Letter dated December 18, 2008 by and between the Company and Thomas G. Lim (included as Exhibit 10.2 to the Registrant’s Form 8-K filed with the Commission on December 19, 2008 and incorporated herein by reference).

10.8*	TigerLogic Corporation 2009 Equity Incentive Plan and form of stock option agreement thereunder (included as Exhibit 10.1 to the Registrant’s Form 8-K filed with the Commission on February 26, 2009 and incorporated herein by reference).

10.9*	Employment Agreement dated April 8, 2009 between the Company and Richard W. Koe (included as Exhibit 10.1 to the Registrant’s Form 8-K filed with the Commission on April 9, 2009 and incorporated herein by reference).

10.10*	Separation and Consulting Agreement dated February 26, 2009 by and between the Company and Carlton H. Baab (included as Exhibit 10.14 to the Registrant’s Form 10-K filed with the Commission on June 24, 2009 and incorporated herein by reference).

10.11	First Amendment dated December 7, 2009 to Lease Agreement dated November 9, 2004 between the Registrant and The Irvine Company LLC (included as Exhibit 10.13 to the Registrant’s Form 10-Q filed with the Commission on February 11, 2010 and incorporated herein by reference).

21.1	Subsidiaries of the Registrant (included as Exhibit 21.1 to the Registrant’s Form 10-KSB filed with the Commission on June 28, 2002 and incorporated herein by reference).

23.1	Consent of Independent Registered Public Accounting Firm.

24.1	Power of Attorney (included in the signature page and incorporated herein by reference).

31.1	Certification of Chief Executive Officer Pursuant to Rule 13a-14(a)/15d-14(a), as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	Certification of Chief Financial Officer Pursuant to Rule 13a-14(a)/15d-14(a), as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1	Certification of Chief Executive Officer and Chief Financial Officer Pursuant to 18 U.S.C. 1350, as Adopted Ppursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

*	Indicates management contracts or compensatory plans and arrangements filed pursuant to Item 601 of Regulation S-K under the Exchange Act.