Form 10-Q
period 2010-06-30
TigerLogic CORP
filed 2010-08-10
CIK 820738

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark one)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2010

OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from              to

Commission File Number 0-16449

TIGERLOGIC CORPORATION

(Name of Registrant as Specified in Its Charter)

Delaware	94-3046892
(State of Incorporation)	(I.R.S. Employer ID. No.)

25A Technology Drive Suite 100, Irvine, California	92618
(Address of Principal Executive Offices)	(Zip Code)

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

As of July 31, 2010, the Registrant had 27,983,571 shares of its common stock outstanding.

TIGERLOGIC CORPORATION

PART I. FINANCIAL INFORMATION

ITEM 1.	FINANCIAL STATEMENTS

TIGERLOGIC CORPORATION AND SUBSIDIARIES

UNAUDITED CONDENSED CONSOLIDATED BALANCE SHEETS

(In thousands)

	June 30, 2010	March 31, 2010
ASSETS
Current assets
Cash	$11,488	$12,492
Trade accounts receivable, less allowance for doubtful accounts of $24 and $26, respectively.	838	954
Other current assets	411	412

Total current assets	12,737	13,858
Property, furniture and equipment-net	855	766
Goodwill	26,388	26,388
Deferred tax assets	441	379
Other assets	121	113

Total assets	$40,542	$41,504

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities
Accounts payable	$401	$192
Accrued liabilities	1,405	1,686
Deferred revenue	4,155	4,314

Total current liabilities	5,961	6,192
Commitments and contingencies
Stockholders’ equity
Preferred stock	—	—
Common stock	2,794	2,793
Additional paid-in-capital	132,848	132,543
Accumulated other comprehensive income	2,248	2,246
Accumulated deficit	(103,309)	(102,270)

Total stockholders’ equity	34,581	35,312

Total liabilities and stockholders’ equity	$40,542	$41,504

See accompanying notes to the unaudited condensed consolidated financial statements.

TIGERLOGIC CORPORATION AND SUBSIDIARIES

UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

(In thousands, except per share data)

	Three Months Ended June 30,
	2010	2009
Net revenues
Licenses	$927	$1,092
Services	2,319	2,495

Total net revenues	3,246	3,587

Operating expenses
Cost of license revenues	2	21
Cost of service revenues	411	398
Selling and marketing	1,161	926
Research and development	1,506	1,578
General and administrative	1,139	1,156

Total operating expenses	4,219	4,079

Operating loss	(973)	(492)
Other income (expense)
Interest expense-net	—	(1)
Other income (expense)-net	(46)	793

Total other income (expense)	(46)	792

Income (loss) before income taxes	(1,019)	300
Income tax provision	20	3

Net income (loss)	$(1,039)	$297

Basic net income (loss) per share	$(0.04)	$0.01

Diluted net income (loss) per share	$(0.04)	$0.01

Shares used in computing basic net income (loss) per share	27,933	26,742
Shares used in computing diluted net income (loss) per share	27,933	27,090

See accompanying notes to the unaudited condensed consolidated financial statements.

TIGERLOGIC CORPORATION AND SUBSIDIARIES

UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

	Three Months Ended June 30,
	2010	2009
	(In thousands)
Cash flows from operating activities:
Net income (loss)	$(1,039)	$297
Adjustments to reconcile net income (loss) to net cash used in operating activities:
Depreciation and amortization of long-lived assets	97	95
Provision for (recovery from) bad debt	3	(24)
Stock-based compensation expense	275	213
Change in deferred tax assets	20	3
Foreign currency exchange (gain) loss	46	(693)
Change in assets and liabilities:
Trade accounts receivable	84	(67)
Other current and non-current assets	(102)	(35)
Accounts payable	176	369
Accrued liabilities	(318)	(518)
Deferred revenue	(97)	(165)

Net cash used in operating activities	(855)	(525)

Cash used in investing activities-purchase of property, furniture and equipment	(116)	(88)

Cash from financing activities-proceeds from exercise of stock options	32	14

Effect of exchange rate changes on cash	(65)	97

Net decrease in cash	(1,004)	(502)
Cash at beginning of period	12,492	12,282

Cash at end of period	$11,488	$11,780

See accompanying notes to the unaudited condensed consolidated financial statements.

TIGERLOGIC CORPORATION AND SUBSIDIARIES

NOTES TO THE UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

JUNE 30, 2010

1. INTERIM FINANCIAL STATEMENTS

The unaudited interim condensed consolidated financial information furnished herein reflects all adjustments, consisting only of normal recurring items, which in the opinion of management are necessary to fairly state TigerLogic Corporation and its subsidiaries’ (collectively, the “Company” or “we,” “us” or “our”) financial position, results of operations and cash flows for the dates and periods presented and to make such information not misleading. Certain information and footnote disclosures normally included in financial statements prepared in accordance with accounting principles generally accepted in the United States of America have been omitted pursuant to rules and regulations of the Securities and Exchange Commission (“SEC”); nevertheless, management of the Company believes that the disclosures herein are adequate to make the information presented not misleading. These condensed consolidated financial statements should be read in conjunction with the Company’s audited financial statements for the year ended March 31, 2010, contained in the Company’s Annual Report on Form 10-K filed with the SEC on June 22, 2010. The results of operations for the three month period ended June 30, 2010, are not necessarily indicative of results to be expected for any other interim period or the fiscal year ending March 31, 2011.

2. STOCK-BASED COMPENSATION

The Company has a stock option plan that provides for the granting of stock options, restricted stock and restricted stock units to directors, employees and consultants. The Company also has an employee stock purchase plan allowing employees to purchase the Company’s common stock at a discount.

Total stock-based compensation expense included in the unaudited condensed consolidated statements of operations for the three months ended June 30, 2010 and 2009, was as follows (in thousands):

	Three Months Ended June 30,
	2010	2009
Cost of revenue	$17	$19
Operating expense:
Selling and marketing	99	32
Research and development	73	110
General and administrative	86	52

Total stock-based compensation expense	275	213
Income tax benefit	—	—

Net stock-based compensation expense	$275	$213

As of June 30, 2010, there was approximately $1.6 million of total unrecognized compensation cost related to nonvested share-based compensation arrangements granted under the plans. That cost is expected to be recognized over a weighted-average period of 2.7 years.

3. RECENTLY ISSUED ACCOUNTING GUIDANCE

In April 2010, the FASB issued an update to existing guidance on milestone revenue recognition for research or development transactions. Research or development arrangements frequently include payment provisions whereby a portion or all of the consideration is contingent upon milestone events such as successfully completion of a phase or achieving a specific result from the research or development efforts. This update provides guidance on the criteria that should be met for determining whether the milestone method of revenue recognition is appropriate. A vendor can recognize consideration that is contingent upon achievement of a milestone in its entirety as revenue in the period in which the milestone is achieved only if the milestone meets all criteria to be considered substantive. The amendments in this update are effective on a prospective basis for milestones achieved in fiscal years, and interim periods within those years, beginning on or after June 15, 2010. The Company does not expect this guidance to have a material impact on the consolidated financial statements.

TIGERLOGIC CORPORATION AND SUBSIDIARIES

NOTES TO THE UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

JUNE 30, 2010

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

In October 2009, the FASB issued an update to existing guidance on revenue recognition for certain arrangements with multiple deliverables that are not subject to the software revenue recognition accounting guidance. The amendments to this update will allow companies to allocate consideration received for qualified separate deliverables using estimated selling price for both delivered and undelivered items when vendor-specific objective evidence or third-party evidence is unavailable. Additional disclosures discussing the nature of multiple element arrangements, the types of deliverables under the arrangements, the general timing of their delivery, and significant factors and estimates used to determine estimated selling prices are required. The Company plans to adopt this update prospectively for new revenue arrangements entered into or materially modified in the fiscal year beginning April 1, 2011. The Company does not expect this guidance to have a material impact on the consolidated financial statements.

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

4. FAIR VALUE MEASUREMENT

During fiscal year 2009, the Company converted all of its investment balances in money market mutual funds into cash. As such, there were no cash equivalents in our balance sheets as of June 30, 2010 or March 31, 2010. The carrying amounts of accounts receivable and accounts payable approximate fair value because of the short-term maturity of these instruments. There were no nonfinancial assets or liabilities that required recognition or disclosure at fair value on a nonrecurring basis in our balance sheets as of June 30, 2010 or March 31, 2010.

5. STOCKHOLDERS’ EQUITY

The following table sets forth the computation of basic and diluted net income (loss) per share:

	Three Months Ended June 30,
	2010	2009
	(In thousands, except per share amounts)
Net income (loss)	$(1,039)	$297

Shares:
Weighted-average shares outstanding-basic	27,933	26,742
Potential dilutive common shares, using treasury stock method	—	348

Weighted-average shares outstanding-diluted	27,933	27,090

Net income (loss) per share:
Basic	$(0.04)	$0.01

Diluted	$(0.04)	$0.01

TIGERLOGIC CORPORATION AND SUBSIDIARIES

NOTES TO THE UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

JUNE 30, 2010

Basic income (loss) per share is computed using the net loss and the weighted average number of common shares outstanding during the period. Diluted income (loss) per share is computed using the net loss and the weighted average number of common shares and potential common shares outstanding during the period when the potential common shares are not anti-dilutive. Potential dilutive common shares include outstanding stock options.

Weighted outstanding options to purchase 1,500,099 shares and 2,893,254 shares of the Company’s common stock have been excluded from the computation of diluted net income (loss) per share for the three month periods ended June 30, 2010 and 2009, respectively, because the effect of their inclusion would have been anti-dilutive.

The change in accumulated other comprehensive loss during the three month periods ended June 30, 2010 and 2009 is the result of the effect of foreign exchange rate changes. The following table reconciles net loss as reported with total comprehensive loss (in thousands):

	Three Months Ended June 30,
	2010	2009
Net income (loss) reported	$(1,039)	$297
Translation adjustments-net	2	(608)

Total comprehensive loss	$(1,037)	$(311)

Until December 2009, the Company has been recording the intercompany transaction gains and losses in accordance with applicable accounting guidance in determining net income for the period in which exchange rates change. Intercompany transactions and balances for which settlement is not planned or anticipated in the foreseeable future are considered to be part of the net investment and related gains or losses are to be accumulated in a separate component of equity as part of other comprehensive loss. Beginning in December 2009, the effect of foreign exchange on intercompany balance outstanding as of December 8, 2009, denominated in British Pounds, are accumulated in a separate component of equity as part of other comprehensive loss based on the Company’s determination that the settlement of this intercompany balance is not planned or anticipated in the foreseeable future and is therefore considered of long-term investment nature.

TIGERLOGIC CORPORATION AND SUBSIDIARIES

NOTES TO THE UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

JUNE 30, 2010

6. BUSINESS SEGMENT

The Company operates in one reportable segment. International operations consist primarily of foreign sales offices selling software developed in the United States of America combined with local maintenance revenue. The following table summarizes consolidated financial information of the Company’s operations by geographic location (in thousands):

	Three Months Ended June 30,
Net revenue	2010	2009
North America	$2,288	$2,439
Europe/Africa	958	1,148

Total	$3,246	$3,587

Long-lived assets	June 30, 2010	March 31, 2010
North America	$27,345	$27,180
Europe/Africa	460	466

Total	$27,805	$27,646

The Company is engaged in the design, development, sale, and support of four product lines: 1) Yolink, 2) XDMS, 3) MDMS, and 4) RAD software tools. To date, we have not recognized any revenue relating to our Yolink product line and revenue from our XDMS product line has been insignificant. The following table represents the net revenue by product line (in thousands):

	Three Months Ended June 30,
Net revenue	2010	2009
Databases (XDMS and MDMS)	$2,347	$2,707
RAD Software Tools	899	880

Total	$3,246	$3,587

7. RELATED PARTY TRANSACTIONS

The Company has entered into an expense reimbursement agreement with Astoria Capital Partners. L.P. (“Astoria”), its largest stockholder, in connection with Richard Koe’s appointment as Interim President and Chief Executive Officer, pursuant to which the Company agreed to reimburse Astoria for a portion of overhead costs and expenses related to the use by Mr. Koe of Astoria’s premises and office equipment while performing his employment duties for the Company. The agreement will terminate 90 days after Mr. Koe is either no longer employed by the Company or is no longer performing services for the Company from Astoria’s premises. Mr. Koe also serves as President of Astoria. Since the start of the agreement on April 1, 2009, the Company has reimbursed Astoria approximately $7,500 per month, and the Company does not anticipate any material changes in this monthly amount.

8. COMMITMENTS AND CONTINGENCIES

The Company is subject from time to time to litigation, claims and suits arising in the ordinary course of business. There were no ongoing legal proceedings as of June 30, 2010.

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

We sell our products through established distribution channels consisting of OEMs, system integrators, specialized vertical application software developers and consulting organizations. We also sell our products directly through our sales personnel to end user organizations. Outside the United States, we maintain direct sales offices in the United Kingdom, France and Germany. We generally license our software on a per-CPU, per-server, per-port or per-user basis. We also provide continuing software maintenance and support, and other professional services relating to our products, including consulting and training services. All of our revenue to date has been principally derived from MDMS and RAD software products.

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

Yolink technology can be applied to many platforms and Internet delivery methodologies. Yolink application programming interfaces (“APIs”) allow developers to integrate Yolink search technologies with their Web sites, services or applications. Yolink is available for download at www.yolink.com. Through June 30, 2010, we have not recognized any revenue from the Yolink product.

TigerLogic XDMS

TigerLogic XDMS is a high performance, scalable, enterprise native XML database management server with both data- and document-centric capabilities. TigerLogic XDMS can be utilized for high performance content search, data integration and caching, Web service development and geospatial data management.

TigerLogic XDMS version 3.1, which includes support for an adapter for access to multi-dimensional data sources and a new enhanced administration/development console was released for beta testing in November 2009. Through June 30, 2010, our revenue from TigerLogic XDMS has been less than $300,000.

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

Version 9.0 of D3 and version 3.0 of mvBase were released for beta testing in January 2010. Both releases include bundled support for ..NET, providing developers a cost effective solution for developing applications utilizing Microsoft Visual Studio; bundled support for Java, which allows development of applications utilizing Java; and support for integration with our TigerLogic XDMS product.

Rapid Application Development (RAD) Tools

Our RAD products support the full life cycle of software application development and are designed for rapid prototyping, development and deployment of graphical user interface (“GUI”) client/server and Web applications. The RAD products—Omnis Studio and Omnis Classic—are object-oriented and component-based, providing the ability to deploy cross-platform applications on operating system platforms and database environments.

Research and Development

Our research and development efforts include updates and upgrades to existing MDMS and RAD products and the continued development of the newer Yolink and XDMS products. We expect to continue research and development efforts in all product lines for the foreseeable future. We spent approximately $1.5 million and $1.6 million on research and development during the three months ended June 30, 2010 and 2009, respectively.

Competition

Competition for our MDMS, XML, and RAD products include companies such as Oracle, Microsoft, IBM, Sybase, and JAVA. Direct competitors of our Yolink search include Google, Yahoo, Microsoft, AOL, and Ask, as well as a number of smaller companies with products that directly and indirectly compete with our Yolink product.

CRITICAL ACCOUNTING POLICIES AND ESTIMATES

The discussion and analysis of our financial condition and results of operations is based on our consolidated financial statements prepared in accordance with accounting principles generally accepted in the United States of America. The preparation of these financial statements requires management to make estimates and judgments that affect the reported amounts of assets, liabilities, revenue and expenses, and disclosure of contingent liabilities.

On an on-going basis, we evaluate our estimates, including those related to revenue recognition and accounting for goodwill. We base our estimates on historical experience and on various other assumptions that we believe to be reasonable under the circumstances. Actual results may differ from these estimates under different assumptions or conditions. As of June 30, 2010, the fair value of the reporting unit substantially exceeded its carrying value.

We have identified the accounting policies below as the policies critical to our business operations and the understanding of our results of operations and how the related judgments and estimates affect the preparation of our consolidated financial statements:

•	Revenue Recognition

•	Goodwill

•	Employee Stock-Based Compensation

•	Income Taxes

These critical accounting policies are described in our Form 10-K for the fiscal year ended March 31, 2010 and there have been no changes in our application of these policies during the period ended June 30, 2010.

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

	Three Months Ended June 30, 2010			Three Months Ended June 30, 2009
	Results	% of Net Revenues	Percent Change	Results	% of Net Revenues
	(In thousands)			(In thousands)
Net revenues
Licenses	$927	29%	(15)%	$1,092	30%
Services	2,319	71%	(7)%	2,495	70%

Total net revenues	3,246	100%	(10)%	3,587	100%
Operating expenses
Cost of revenues:
Cost of license revenues (as a % of license revenues)	2	0%	(90)%	21	2%
Cost of service revenues (as a % of service revenues)	411	18%	3%	398	16%
Selling and marketing	1,161	36%	25%	926	26%
Research and development	1,506	46%	(5)%	1,578	44%
General and administrative	1,139	35%	(1)%	1,156	32%

Total operating expenses	4,219	130%	3%	4,079	114%

Operating loss	(973)	(30)%	98%	(492)	(14)%
Other income (expense)-net	(46)	(1)%	(106)%	792	22%

Income (loss) before income taxes	(1,019)	(31)%	(440)%	300	8%
Income tax provision	20	1%	567%	3	0%

Net income (loss)	$(1,039)	(32)%	(450)%	$297	8%

REVENUE

NET REVENUE. Our revenue is derived principally from two sources: fees from software licensing and fees for post contract technical support. We license our software primarily on a per-CPU, per-server, per-port or per-user basis. Therefore, the addition of CPU’s, servers, ports or users to existing systems increases our revenue from our installed base of licensees. Similarly, the reduction of CPU’s, servers, ports or users to existing systems decreases our revenue from our installed base of licensees. The timing of orders and customer ordering patterns has resulted in fluctuations in license revenue between quarters and year-to-year. Total revenue decreased $0.3 million or 10% for the three month period ended June 30, 2010, as compared to the same period in the prior year, primarily due to lower orders of licenses and reduction or non-renewal of support services from our existing customer base as a result of the current adverse global economic conditions and customers moving to other platforms. We anticipate that revenue will continue to be adversely affected until global economic conditions improve.

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

OPERATING EXPENSES

COST OF LICENSE REVENUE. Cost of license revenue is comprised of direct costs associated with software license sales including software packaging, documentation, physical media costs and royalties. Cost of license revenue as a percentage of license revenue for the three months ended June 30, 2010 decreased slightly when compared with the same period in prior year due to lower royalties.

COST OF SERVICE REVENUE. Cost of service revenue includes primarily personnel costs relating to providing consulting, technical support and training services. The slight increase in cost of service revenue for the three months ended June 30, 2010 when compared to the same period in prior year was mainly due to foreign currency translation effect from the British Pound into the U.S. Dollar.

SELLING AND MARKETING. Selling and marketing expense consists primarily of salaries, benefits, advertising, tradeshows, travel and overhead costs for our sales and marketing personnel. Selling and marketing expense for the three month period ended June 30, 2010 increased $0.2 million or 25% when compared to the same period in prior year due to higher headcount and higher consulting and tradeshow expenses. We anticipate that selling and marketing costs related to the TigerLogic product line may increase as we further develop the sales channel for these products and if customer acceptance of these products increases. In addition, if our continued research and development efforts are successful, including with respect to our TigerLogic product line, and new products or services are created, we may incur increased sales and marketing expense to promote those new products in future periods.

RESEARCH AND DEVELOPMENT. Research and development expense consists primarily of salaries and other personnel-related expenses and overhead costs for engineering personnel including employees in the US and the UK and contractors in the US. Research and development expense for the three month period ended June 30, 2010 decreased $0.1 million or 5% when compared to the same period in the prior year mainly due to lower facility lease rates, and lower stock-based compensation expense . We are committed to our research and development efforts and expect research and development expense will remain at the current level in future periods or increase if we believe that additional spending is warranted. Such efforts may not result in additional new products and any new products, including the TigerLogic product line, may not generate sufficient revenue, if any, to offset the research and development expense.

GENERAL AND ADMINISTRATIVE. General and administrative expense consists primarily of costs associated with our finance, human resources, legal and other administrative functions. These costs consist principally of salaries and other personnel-related expenses, professional fees, depreciation and overhead costs. General and administrative expense for the three month period ended June 30, 2010 was consistent with the same period in the prior year.

OTHER INCOME (EXPENSE). Other income (expense) consists primarily of gains and losses on foreign currency transactions. Until December 2009, the Company has been recording the intercompany transaction gains and losses in accordance with applicable accounting guidance in determining net income for the period in which exchange rates change. Intercompany transactions and balances for which settlement is not planned or anticipated in the foreseeable future are considered to be part of the net investment and related gains or losses are to be accumulated in a separate component of equity as part of other comprehensive loss. Beginning in December 2009, the effect of foreign exchange on intercompany balance outstanding as of December 8, 2009, denominated in British Pounds, are accumulated in a separate component of equity as part of other comprehensive loss based on the Company’s determination that the settlement of this intercompany balance is not planned or anticipated in the foreseeable future and is therefore considered of long-term investment nature. Due to this change, other income (expense) during the three month period ended June 30, 2010 decreased from $0.8 million income in the prior period to $0.1 million expense in the current period. Due to the uncertainty in exchange rates, we may experience transaction gains or losses in future periods, the effect of which cannot be predicted at this time.

PROVISION FOR INCOME TAXES. Our effective tax rate was (2.0%) and 1.0% for the three month periods ended June 30, 2010 and 2009, respectively. The provision for income taxes in the current period reflected the income tax on net earnings from foreign subsidiaries, net of the release of valuation allowance related to Germany’s deferred tax assets, as discussed below. The provision for income taxes in prior period reflected income tax on net earnings from foreign subsidiaries, net of the refundable research and development credit.

In July 2008, the Housing Assistance Act of 2008 introduced a refundable research and development credit that could be claimed in lieu of special bonus depreciation as enacted by the Economic Stimulus Act of 2008. Since our initial adoption of the Housing Assistance Act of 2008 on April 1, 2008 total cash refund calculated as of June 30, 2010 is approximately $34,000 and total refund received was approximately $25,000. Total remaining refund receivable as of June 30, 2010 was approximately $9,000.

LIQUIDITY AND CAPITAL RESOURCES

As of June 30, 2010, we had $11.5 million in cash. We believe that our existing cash balances will be sufficient to meet our operating and capital expenditure requirements for the remainder of the fiscal year ending March 31, 2011 and through the foreseeable future. We are committed to research and development and marketing efforts that are intended to allow us to penetrate new markets and generate new sources of revenue and improve operating results. However, our research and development and marketing efforts have required, and will continue to require, cash outlays without the immediate or short-term receipt of related revenue. Our ability to meet our expenditure requirements is dependent upon our future financial performance, which will be affected by, among other things, prevailing economic conditions, our ability to penetrate new markets and attract new customers, market acceptance of our new and existing products and services, the success of research and development efforts and other factors beyond our control.

On November 9, 2004, we entered into a lease agreement with The Irvine Company whereby we leased one building in Irvine, California, comprising approximately 29,000 square feet, to replace our then headquarters facility. The lease commenced in November 2005 and had a five-year term. The total base rent over the five-year term was approximately $2.6 million. The annual base rent during the five-year term ranged from approximately $475,000 during the first year to approximately $545,000 during the fifth year. On December 7, 2009, we entered into an amendment to this lease agreement modifying certain terms of the original lease as follows: (a) the lease term was extended to October 31, 2015 instead of ending on October 31, 2010; (b) the lease completely terminated as to an approximate 14,000 square foot portion of the premises and (c) commencing on March 1, 2010, the total base rent over the new lease amendment term became approximately $1.5 million. The annual base rent ranges from approximately $215,000 during the first year to approximately $299,000 during the last year of the lease amendment. The rent expense is being recognized on a straight line basis over the new lease term.

On May 1, 2010, we entered into a three-year term lease for approximately 4,500 square feet of office space located in Mountain View, California. Total base rent over the three-year term is approximately $408,000.

We had no material commitments for capital expenditures as of June 30, 2010.

Net cash used in operating activities was $0.9 million and $0.5 million for the three month periods ended June 30, 2010 and 2009, respectively. The increase in net cash used in operating activities for the three month period ended June 30, 2010 as compared to the same period in prior year was primarily due to higher selling and marketing expense. Net cash used in investing activities was $0.1 million for the three month periods ended June 30, 2010 and 2009, respectively due to expenditures related to furniture and equipment purchased. Net cash provided by financing activities was less than $0.1 million for the three month periods ended June 30, 2010 and 2009, respectively. Net cash provided by financing activities was due to proceeds derived from the exercise of stock options and related issuance of common stock.

There was no outstanding line of credit during the three months ending June 30, 2010 or 2009.

OFF-BALANCE SHEET ARRANGEMENTS

We did not have any off-balance sheet liabilities or transactions as of June 30, 2010.

NON-GAAP FINANCIAL INFORMATION

EBITDA or Adjusted EBITDA (each as defined below) should not be construed as a substitute for net income (loss) or as a better measure of liquidity than cash flow from operating activities determined in accordance with U.S. GAAP. EBITDA and Adjusted EBITDA exclude components that are significant in understanding and assessing our results of operations and cash flows. EBITDA or Adjusted EBITDA do not represent funds available for management’s discretionary use and are not intended to represent cash flow from operations. In addition, EBITDA and Adjusted EBITDA are not terms defined by GAAP and as a result our measure of EBITDA and Adjusted EBITDA might not be comparable to similarly titled measures used by other companies.

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

Our Adjusted EBITDA was negative $0.6 million or negative 19% of total net revenue for the three month period ended June 30, 2010 as compared to negative $0.2 million or negative 5% for the same period in prior year. The decrease in Adjusted EBITDA was a result of lower revenues and higher selling and marketing expense in the current year. The following table reconciles Adjusted EBITDA to the GAAP reported net income (loss):

RECONCILIATION OF ADJUSTED EBITDA TO NET INCOME (LOSS)

(In thousands)

	For the Three Months Ended June 30,
	2010	2009
Reported net income (loss)	$(1,039)	$297
Depreciation and amortization	97	95
Stock-based compensation	275	213
Interest expense-net	—	1
Other (income) expense-net	46	(793)
Income tax provision	20	3

Adjusted EBITDA	$(601)	$(184)

Our Adjusted EBITDA financial information can also be reconciled to net cash used in operating activities as follows:

RECONCILIATION OF ADJUSTED EBITDA TO NET CASH USED IN OPERATING ACTIVITIES

(In thousands)

	For the Three Months Ended June 30,
	2010	2009
Net cash used in operating activities	$(855)	$(525)
Interest expense-net	—	1
Other (income) expense-net	46	(793)
Change in trade accounts receivable	(84)	67
Change in other current and non-current assets	102	35
Change in accounts payable	(176)	(369)
Change in accrued liabilities	318	518
Change in deferred revenue	97	165
Foreign currency exchange gain (loss)	(46)	693
Provision for/(recovery) from bad debt	(3)	24

Adjusted EBITDA	$(601)	$(184)

ITEM 4.	CONTROLS AND PROCEDURES

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

We operate in a rapidly changing environment that involves numerous risks and uncertainties. A description of the risks and uncertainties associated with our business is set forth below. You should carefully consider such risks and uncertainties, together with the other information contained in this Quarterly Report on Form 10-Q for the fiscal quarter ended June 30, 2010 and in our other public filings, including our Annual Report on Form 10-K for the fiscal year ended March 31, 2010 . If any of such risks and uncertainties actually occurs, our business, financial condition or operating results could differ materially from the plans, projections and other forward-looking statements included in the section titled “Management’s Discussion and Analysis of Financial Condition and Results of Operations” and elsewhere in this report and in our other public filings. In addition, if any of the following risks and uncertainties, or if any other risks and uncertainties, actually occurs, our business, financial condition or operating results could be harmed substantially, potentially causing the market price of our stock to decline, perhaps significantly. The following section lists some, but not all, of these risks and uncertainties that may have a material adverse effect on our business, financial condition or results of operation.

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

WE HAVE A HISTORY OF LOSSES AND MAY CONTINUE TO INCUR SIGNIFICANT LOSSES IN THE FUTURE.

We incurred net losses of approximately $1.0 million for the quarter ended June 30, 2010. We had an accumulated deficit of approximately $103.3 million as of June 30, 2010. We may continue to incur significant losses in the future for a number of reasons, including uncertainty as to the level of our future revenues and our efforts to monetize newer technologies we have developed, including the Yolink and XDMS product lines. We plan to continue to pursue strategic opportunities and invest in new product development. Forecasting our revenues and profitability for these new business models is inherently uncertain and volatile. We will need to generate significant increases in our revenues to achieve and maintain profitability, particularly given the current small size of our business relative to the costs associated with being a public reporting company. If our revenue fails to grow or grows more slowly than we currently anticipate or our operating expenses exceed our expectations, our losses would significantly increase which could harm our business and operating results.

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

THE CONCENTRATION OF OUR STOCK OWNERSHIP GIVES CERTAIN STOCKHOLDERS SIGNIFICANT CONTROL OVER OUR BUSINESS.

As of June 30, 2010, Astoria beneficially owned approximately 53% of our outstanding common stock. Richard W. Koe, Chairman of the Board of Directors and Interim President and Chief Executive Officer, serves as the Managing General Partner for Astoria Capital Management, Inc., a general partner of Astoria. This concentration of stock ownership allows Astoria, acting alone, to block any actions that require approval of our stockholders, including the election of members to our Board of Directors and the approval of significant corporate transactions. Moreover, this concentration of ownership may delay or prevent a change in control.

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

THE INABILITY TO PROTECT OUR INTELLECTUAL PROPERTY COULD HARM OUR ABILITY TO COMPETE.

Our ability to compete successfully will depend, in part, on our ability to protect our proprietary technology and operations without infringing upon the rights of others. We may fail to do so. In addition, the laws of certain countries in which our products are, or may be, licensed may not protect our proprietary rights to the same extent as the laws of the United States. We rely primarily on a combination of trade secret, copyright and trademark laws and contractual provisions to protect our intellectual property and proprietary rights. Our trademarks include TigerLogic, Yolink, ChunkIt!, Pick, D3, Omnis, Omnis Studio, mvEnterprise, mvBase, and mvDesigner, among others. We have one issued U.S. patent and thirteen pending U.S. patent applications as of June 30, 2010. In addition to trademark and copyright protections, we generally license our products to end users on a “right to use” basis pursuant to a perpetual license agreement that restricts use of products to a specified number of users.

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

As of June 30, 2010, we had 27,939,044 outstanding shares of common stock, of which approximately 15 million shares were restricted securities held by Astoria and other holders. Restricted securities may be sold in the public market only if they are registered or if they qualify for an exemption from registration promulgated under the Securities Act. At present, all of our outstanding restricted securities may be registered or are eligible for public sale under Rule 144, subject to volume limitations and other requirements of Rule 144.

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

OUR GLOBAL OPERATIONS EXPOSE US TO ADDITIONAL RISKS AND CHALLENGES ASSOCIATED WITH CONDUCTING BUSINESS INTERNATIONALLY.

We operate on a global basis with offices or distributors in Europe, Africa, Asia, Latin America, South America, Australia and North America and development efforts in North America and Europe. Approximately 30% of our revenue for the quarter ended June 30, 2010 was generated from our international offices. We face several risks inherent in conducting business internationally, including but not limited to the following:

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

INEFFECTIVE INTERNAL CONTROLS COULD IMPACT OUR BUSINESS AND OPERATING RESULTS.

Our internal control over financial reporting may not prevent or detect misstatements because of its inherent limitations, including the possibility of human error, the circumvention or overriding of controls, or fraud. Even effective internal controls can provide only reasonable assurance with respect to the preparation and fair presentation of financial statements. As a smaller reporting company under SEC rules and regulations, we are currently not subject to the requirements of independent auditor attestation of management’s assessment of our internal controls over financial reporting set forth in Section 404(b) of the Sarbanes-Oxley Act of 2002 because the Dodd-Frank Wall Street Reform and Consumer Protection Act signed into law on July 21, 2010 permanently exempted companies that are not “accelerated filers” or “large accelerated filers” under the SEC rules from Section 404(b) requirements. If we no longer qualify for the smaller reporting company classification and become an accelerated filer, which may occur if the trading price of our stock and, therefore our public float, increase significantly, which we are required to calculate on an annual basis, we will become subject to the requirement of Section 404(b) in future fiscal years. If such audit identifies any material weaknesses in our internal control over financial reporting, we may be required to provide appropriate disclosures and implement costly and time-consuming remedial measures. If we fail to maintain the adequacy of our internal controls, including any failure to implement required new or improved controls, or if we experience difficulties in implementation, our business and operating results could be harmed and we could fail to meet our financial reporting obligations.

BUSINESS DISRUPTIONS COULD HURT OUR ABILITY TO EFFECTIVELY PROVIDE OUR PRODUCTS AND SERVICES, DAMAGING OUR REPUTATION AND HARMING OUR OPERATING RESULTS.

The availability of our products and services depends on the continuing operation of our information technology systems. Our business operations are vulnerable to damage or interruption from earthquakes, terrorist attacks, floods, fires, power loss, telecommunication failures, computer viruses, computer denial of service attacks, or other attempts to harm our systems. A significant portion of our research and development activities and certain other critical business operations are located in areas with a high risk of major earthquakes. Although we maintain crisis management and disaster response plans, such events could make it difficult or impossible for us to deliver our services to our customers, and could decrease demand for our services, which could damage our reputation and harm our operating results.

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

Date: August 10, 2010	TIGERLOGIC CORPORATION

/s/ Thomas Lim
Thomas Lim Chief Financial Officer and Duly Authorized Officer

EXHIBIT INDEX

31.1	Certification of Chief Executive Officer

31.2	Certification of Chief Financial Officer

32.1	Certification of Chief Executive Officer and Chief Financial Officer Pursuant to 18 U.S.C. 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.