Form 10-Q
period 2010-09-30
TigerLogic CORP
filed 2010-11-12
CIK 820738

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark one)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2010

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

As of October 31, 2010, the Registrant had 28,019,733 shares of its common stock outstanding.

TIGERLOGIC CORPORATION

PART I. FINANCIAL INFORMATION

ITEM 1.	FINANCIAL STATEMENTS

TIGERLOGIC CORPORATION AND SUBSIDIARIES

UNAUDITED CONDENSED CONSOLIDATED BALANCE SHEETS

(In thousands)

	September 30, 2010	March 31, 2010
ASSETS
Current assets
Cash	$10,875	$12,492
Trade accounts receivable, less allowance for doubtful accounts of $30 and $26, respectively.	922	954
Other current assets	399	412

Total current assets	12,196	13,858
Property, furniture and equipment-net	808	766
Goodwill	26,388	26,388
Deferred tax assets	310	379
Other assets	110	113

Total assets	$39,812	$41,504

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities
Accounts payable	$211	$192
Accrued liabilities	1,235	1,686
Deferred revenue	4,003	4,314

Total current liabilities	5,449	6,192

Commitments and contingencies

Stockholders’ equity

Preferred stock	—	—
Common stock	2,801	2,793
Additional paid-in-capital	133,290	132,543
Accumulated other comprehensive income	2,286	2,246
Accumulated deficit	(104,014)	(102,270)

Total stockholders’ equity	34,363	35,312

Total liabilities and stockholders’ equity	$39,812	$41,504

See accompanying notes to the unaudited condensed consolidated financial statements.

TIGERLOGIC CORPORATION AND SUBSIDIARIES

UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

(In thousands, except per share data)

	Three Months Ended September 30,		Six Months Ended September 30,
	2010	2009	2010	2009
Net revenues
Licenses	$1,079	$912	$2,006	$2,004
Services	2,293	2,450	4,612	4,945

Total net revenues	3,372	3,362	6,618	6,949

Operating expenses
Cost of license revenues	4	3	6	24
Cost of service revenues	440	402	851	800
Selling and marketing	1,147	938	2,308	1,864
Research and development	1,496	1,539	3,002	3,117
General and administrative	926	903	2,065	2,059

Total operating expenses	4,013	3,785	8,232	7,864

Operating loss	(641)	(423)	(1,614)	(915)
Other income (expense)
Interest income (expense)-net	(1)	1	(1)	—
Other income (expense)-net	34	(120)	(12)	673

Total other income (expense)	33	(119)	(13)	673

Loss before income taxes	(608)	(542)	(1,627)	(242)
Income tax provision	97	15	117	18

Net loss	$(705)	$(557)	$(1,744)	$(260)

Basic and diluted net loss per share	$(0.03)	$(0.02)	$(0.06)	$(0.01)

Shares used in computing basic and diluted net loss per share	27,986	26,862	27,959	26,803

See accompanying notes to the unaudited condensed consolidated financial statements.

TIGERLOGIC CORPORATION AND SUBSIDIARIES

UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

	Six Months Ended September 30,
	2010	2009
	(In thousands)
Cash flows from operating activities:
Net loss	$(1,744)	$(260)
Adjustments to reconcile net loss to net cash used in operating activites:
Depreciation and amortization of long-lived assets	187	185
Provision for bad debt	5	12
Stock-based compensation expense	549	453
Change in deferred tax assets	117	18
Foreign currency exchange (gain) loss	10	(551)
Change in assets and liabilities:
Trade accounts receivable	42	62
Other current and non-current assets	(20)	(44)
Accounts payable	18	51
Accrued liabilities	(462)	(620)
Deferred revenue	(333)	(443)

Net cash used in operating activities	(1,631)	(1,137)

Cash used in investing activities-purchase of property, furniture and equipment	(213)	(106)

Cash flows from financing activities:
Proceeds from exercise of stock options	175	235
Proceeds from issuance of common stock	32	38

Net cash provided by financing activities	207	273

Effect of exchange rate changes on cash	20	127

Net decrease in cash	(1,617)	(843)
Cash at beginning of period	12,492	12,282

Cash at end of period	$10,875	$11,439

See accompanying notes to the unaudited condensed consolidated financial statements.

TIGERLOGIC CORPORATION AND SUBSIDIARIES

NOTES TO THE UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

SEPTEMBER 30, 2010

1. INTERIM FINANCIAL STATEMENTS

The unaudited interim condensed consolidated financial information furnished herein reflects all adjustments, consisting only of normal recurring items, which in the opinion of management are necessary to fairly state TigerLogic Corporation and its subsidiaries’ (collectively, the “Company” or “we,” “us” or “our”) financial position, results of operations and cash flows for the dates and periods presented and to make such information not misleading. Certain information and footnote disclosures normally included in financial statements prepared in accordance with accounting principles generally accepted in the United States of America have been omitted pursuant to rules and regulations of the Securities and Exchange Commission (“SEC”); nevertheless, management of the Company believes that the disclosures herein are adequate to make the information presented not misleading. These condensed consolidated financial statements should be read in conjunction with the Company’s audited financial statements for the year ended March 31, 2010, contained in the Company’s Annual Report on Form 10-K filed with the SEC on June 22, 2010. The results of operations for the three and six month periods ended September 30, 2010, are not necessarily indicative of results to be expected for any other interim period or the fiscal year ending March 31, 2011.

2. STOCK-BASED COMPENSATION

The Company has a stock option plan that provides for the granting of stock options, restricted stock and restricted stock units to directors, employees and consultants. The Company also has an employee stock purchase plan allowing employees to purchase the Company’s common stock at a discount.

Total stock-based compensation expense included in the unaudited condensed consolidated statements of operations for the three and six months ended September 30, 2010 and 2009, was as follows (in thousands):

	Three Months Ended September 30,		Six Months Ended September 30,
	2010	2009	2010	2009
Cost of revenue	$17	$14	$34	$32
Operating expense:
Selling and marketing	99	27	198	59
Research and development	80	100	152	211
General and administrative	78	99	165	151

Total stock-based compensation expense	274	240	549	453
Income tax benefit	—	—	—	—

Net stock-based compensation expense	$274	$240	$549	$453

As of September 30, 2010, there was approximately $1.4 million of total unrecognized compensation cost related to nonvested share-based compensation arrangements granted under the plans. That cost is expected to be recognized over a weighted-average period of 2.6 years.

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

SEPTEMBER 30, 2010

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

4. FAIR VALUE MEASUREMENT

During fiscal year 2009, the Company converted all of its investment balances in money market mutual funds into cash. As such, there were no cash equivalents in our balance sheets as of September 30, 2010 or March 31, 2010. The carrying amounts of accounts receivable and accounts payable approximate fair value because of the short-term maturity of these instruments. There were no nonfinancial assets or liabilities that required recognition or disclosure at fair value on a nonrecurring basis in our balance sheets as of September 30, 2010 or March 31, 2010.

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

Weighted outstanding options to purchase 1,328,691 shares and 1,334,771 shares of the Company’s common stock have been excluded from the computation of diluted net loss per share for the three and six month periods ended September 30, 2010, respectively, and 3,077,642 shares and 3,168,030 shares for the three and six month periods ended September 30, 2009, respectively, because the effect of their inclusion would have been anti-dilutive.

The change in accumulated other comprehensive loss during the three and six month periods ended September 30, 2010 and 2009 is the result of the effect of foreign exchange rate changes. The following table reconciles net loss as reported with total comprehensive loss (in thousands):

	Three Months Ended September 30,		Six Months Ended September 30,
	2010	2009	2010	2009
Net loss reported	$(705)	$(557)	$(1,744)	$(260)
Translation adjustments-net	38	180	40	(428)

Total comprehensive loss	$(667)	$(377)	$(1,704)	$(688)

TIGERLOGIC CORPORATION AND SUBSIDIARIES

NOTES TO THE UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

SEPTEMBER 30, 2010

Until December 2009, the Company has been recording the intercompany transaction gains and losses in accordance with applicable accounting guidance in determining net income for the period in which exchange rates change. Intercompany transactions and balances for which settlement is not planned or anticipated in the foreseeable future are considered to be part of the net investment and related gains or losses are to be accumulated in a separate component of equity as part of other comprehensive loss. Beginning in December 2009, the effect of foreign exchange on intercompany balance outstanding as of December 8, 2009, denominated in British Pounds, are accumulated in a separate component of equity as part of other comprehensive loss based on the Company’s determination that the settlement of this intercompany balance is not planned or anticipated in the foreseeable future and is therefore considered to be long-term in nature.

6. BUSINESS SEGMENT

The Company operates in one reportable segment. International operations consist primarily of foreign sales offices selling software developed in the United States of America combined with local maintenance revenue. The following table summarizes consolidated financial information of the Company’s operations by geographic location (in thousands):

	Three Months Ended September 30,		Six Months Ended September 30,
Net revenue	2010	2009	2010	2009

North America	$2,377	$2,260	$4,665	$4,699
Europe/Africa	995	1,102	1,953	2,250

Total	$3,372	$3,362	$6,618	$6,949

Long-lived assets	September 30, 2010	March 31, 2010

North America	$27,134	$27,180
Europe/Africa	482	466

Total	$27,616	$27,646

The Company is engaged in the design, development, sale, and support of four product lines: 1) Yolink, 2) XDMS, 3) MDMS, and 4) RAD software tools. To date, revenue from each of our Yolink and XDMS product lines has been insignificant. The following table represents the net revenue by product line (in thousands):

	Three Months Ended September 30,		Six Months Ended September 30,
Net revenue	2010	2009	2010	2009

Databases (XDMS and MDMS)	$2,349	$2,407	$4,696	$5,114
RAD Software Tools	1,023	955	1,922	1,835

Total	$3,372	$3,362	$6,618	$6,949

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

TIGERLOGIC CORPORATION AND SUBSIDIARIES

NOTES TO THE UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

SEPTEMBER 30, 2010

8. COMMITMENTS AND CONTINGENCIES

The Company is subject from time to time to litigation, claims and suits arising in the ordinary course of business. There were no ongoing legal proceedings as of September 30, 2010.

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

TigerLogic Yolink

Yolink is a next-generation search enhancement technology that increases the effectiveness of search across Web sites and services. Yolink can search both structured markup, such as HTML, and binary code documents as well as unstructured, raw text documents by layering a common semantic model across them, and using this to organize and effect full-text searches across documents. To facilitate the user’s review, each keyword is highlighted with a unique color. This capability is especially useful for reviewing and searching through the many Web pages that contain hundreds, if not thousands, of embedded hyperlinks. Yolink technology can be applied to many platforms and Internet delivery methodologies. Yolink application programming interfaces (“APIs”) allow developers to integrate Yolink search technologies with their Web sites, services or applications. Yolink is available for download at www.yolink.com. Through September 30, 2010, revenue recognized from the Yolink product has been immaterial.

TigerLogic XDMS

TigerLogic XDMS is a high performance, scalable, enterprise native XML database management server with both data- and document-centric capabilities. TigerLogic XDMS can be utilized for high performance content search, data integration and caching, Web service development and geospatial data management.

TigerLogic XDMS version 3.1, which includes support for an adapter for access to multi-dimensional data sources and a new enhanced administration/development console was released for beta testing in November 2009. Through September 30, 2010, our revenue from TigerLogic XDMS has been less than $300,000.

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

Version 9.0 of D3 and version 3.0 of mvBase were released for general availability in September 2010. Both releases include bundled support for .NET, providing developers a cost effective solution for developing applications utilizing Microsoft Visual Studio; bundled support for Java, which allows development of applications utilizing Java; and support for integration with our TigerLogic XDMS product.

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

Version 5.1 of Omnis Studio, released for general availability in October 2010, includes functionality for developers to create mobile applications for Apple iOS devices including the iPhone, iPad, and iPod touch.

Research and Development

Our research and development efforts include updates and upgrades to existing MDMS and RAD products and the continued development of the newer Yolink and XDMS products. We expect to continue research and development efforts in all product lines for the foreseeable future. We spent approximately $3.0 million and $3.1 million on research and development during the six months ended September 30, 2010 and 2009, respectively.

Competition

Competition for our MDMS, XML, and RAD products include companies such as Oracle, Microsoft, IBM, SAP, and JAVA. Direct competitors of our Yolink search include Google, Yahoo, Microsoft, AOL, and Ask, as well as a number of smaller companies with products that directly and indirectly compete with our Yolink product.

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

On an on-going basis, we evaluate our estimates, including those related to revenue recognition and accounting for goodwill. We base our estimates on historical experience and on various other assumptions that we believe to be reasonable under the circumstances. Actual results may differ from these estimates under different assumptions or conditions. As of September 30, 2010, the fair value of the reporting unit substantially exceeded its carrying value.

We have identified the accounting policies below as the policies critical to our business operations and the understanding of our results of operations and how the related judgments and estimates affect the preparation of our consolidated financial statements:

•	Revenue Recognition

•	Goodwill

•	Employee Stock-Based Compensation

•	Income Taxes

These critical accounting policies are described in our Form 10-K for the fiscal year ended March 31, 2010 and there have been no changes in our application of these policies during the period ended September 30, 2010.

Results of Operations

The following table sets forth certain unaudited Condensed Consolidated Statement of Operations data in total dollars, as a percentage of total net revenues and as a percentage change from the same periods in the prior year. Cost of license revenues and cost of service revenues are expressed as a percentage of the related revenues. This information should be read in conjunction with the unaudited Condensed Consolidated Financial Statements included elsewhere in this Form 10-Q.

	Three Months Ended September 30, 2010			Three Months Ended September 30, 2009		Six Months Ended September 30, 2010			Six Months Ended September 30, 2009
	Results	% of Net Revenues	Percent Change	Results	% of Net Revenues	Results	% of Net Revenues	Percent Change	Results	% of Net Revenues
	(In thousands)			(In thousands)		(In thousands)			(In thousands)
Net revenues
Licenses	$1,079	32%	18%	$912	27%	$2,006	30%	0%	$2,004	29%
Services	2,293	68%	-6%	2,450	73%	4,612	70%	-7%	4,945	71%

Total net revenues	3,372	100%	0%	3,362	100%	6,618	100%	-5%	6,949	100%
Operating expenses
Cost of revenues:
Cost of license revenues (as a % of license revenues)	4	0%	33%	3	0%	6	0%	-75%	24	1%
Cost of service revenues (as a % of service revenues)	440	19%	9%	402	16%	851	18%	6%	800	16%
Selling and marketing	1,147	34%	22%	938	28%	2,308	35%	24%	1,864	27%
Research and development	1,496	44%	-3%	1,539	46%	3,002	45%	-4%	3,117	45%
General and administrative	926	27%	3%	903	27%	2,065	31%	0%	2,059	30%

Total operating expenses	4,013	119%	6%	3,785	113%	8,232	124%	5%	7,864	113%

Operating loss	(641)	-19%	52%	(423)	-13%	(1,614)	-24%	76%	(915)	-13%
Other income (expense)-net	33	1%	128%	(119)	-4%	(13)	0%	-102%	673	10%

Loss before income taxes	(608)	-18%	12%	(542)	-16%	(1,627)	-25%	572%	(242)	-3%
Income tax provision	97	3%	547%	15	0%	117	2%	550%	18	0%

Net loss	$(705)	-21%	27%	$(557)	-17%	$(1,744)	-26%	571%	$(260)	-4%

REVENUE

NET REVENUE. Our revenue is derived principally from two sources: fees from software licensing and fees for post contract technical support. We license our software primarily on a per-CPU, per-server, per-port or per-user basis. Therefore, the addition of CPU’s, servers, ports or users to existing systems increases our revenue from our installed base of licensees. Similarly, the reduction of CPU’s, servers, ports or users to existing systems decreases our revenue from our installed base of licensees. The timing of orders and customer ordering patterns has resulted in fluctuations in license revenue between quarters and year-to-year. Total revenue remained consistent for the three month period ended September 30, 2010 when compared to the same period in prior year. Services revenue for the three month period ended September 30, 2010 decreased by $0.2 million or 6% as compared to the same period in the prior year due to non-renewal of support service. This decrease was offset by an increase in license revenue of $0.2 million or 18% for the three month period ended September 30, 2010 as compared to the same period in the prior year due to additional sales to existing customers. Total revenue decreased $0.3 million or 5% for the six month period ended September 30, 2010, as compared to the same period in the prior year, primarily due to reduction or non-renewal of support services from our existing customer base as a result of the current adverse global economic conditions and customers moving to other platforms. We anticipate that revenue will continue to be adversely affected until global economic conditions improve.

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

OPERATING EXPENSES

COST OF LICENSE REVENUE. Cost of license revenue is comprised of direct costs associated with software license sales including software packaging, documentation, physical media costs and royalties. Cost of license revenue as a percentage of license revenue remained consistent for the three month period ended September 30, 2010 when compared to the same period in prior year. Cost of license revenue as a percentage of license revenue decreased slightly for the six month period ended September 30, 2010 when compared with the same period in prior year due to lower royalties.

COST OF SERVICE REVENUE. Cost of service revenue includes primarily personnel costs relating to providing consulting, technical support and training services. The increase in cost of service revenue for the three and six month periods ended September 30, 2010 when compared to the same periods in prior year was mainly due to increase in headcount for technical support of new version releases and products.

SELLING AND MARKETING. Selling and marketing expense consists primarily of salaries, benefits, advertising, tradeshows, travel and overhead costs for our sales and marketing personnel. Selling and marketing expense for the three and six month periods ended September 30, 2010 increased $0.2 million or 22%, and $0.4 million or 24% when compared to the same periods in prior year due to higher headcount and higher consulting and tradeshow expenses. We anticipate that selling and marketing costs related to the TigerLogic product line may increase as we further develop the sales channel for these products and if customer acceptance of these products increases. In addition, if our continued research and development efforts are successful, including with respect to our TigerLogic product line, and new products or services are created, we may incur increased sales and marketing expense to promote those new products in future periods.

RESEARCH AND DEVELOPMENT. Research and development expense consists primarily of salaries and other personnel-related expenses and overhead costs for engineering personnel including employees in the US and the UK and contractors in the US. Research and development expense for the three month period ended September 30, 2010 remained consistent with the same period in the prior year. Research and development expense for the six month period ended September 30, 2010 decreased $0.1 million or 4% when compared to the same period in the prior year mainly due to lower facility lease rates, and lower stock-based compensation expense. We are committed to our research and development efforts and expect research and development expense will remain at the current level in future periods or increase if we believe that additional spending is warranted. Such efforts may not result in additional new products and any new products, including the TigerLogic product line, may not generate sufficient revenue, if any, to offset the research and development expense.

GENERAL AND ADMINISTRATIVE. General and administrative expense consists primarily of costs associated with our finance, human resources, legal and other administrative functions. These costs consist principally of salaries and other personnel-related expenses, professional fees, depreciation and overhead costs. General and administrative expense for the three and six month periods ended September 30, 2010 was consistent with the same periods in the prior year.

OTHER INCOME (EXPENSE). Other income (expense) consists primarily of gains and losses on foreign currency transactions. Until December 2009, the Company has been recording the intercompany transaction gains and losses in accordance with applicable accounting guidance in determining net income for the period in which exchange rates change. Intercompany transactions and balances for which settlement is not planned or anticipated in the foreseeable future are considered to be part of the net investment in the foreign subsidiaries and the related adjustments are to be accumulated in a separate component of equity as part of other comprehensive loss. Beginning in December 2009, the effect of foreign exchange on intercompany balance outstanding as of December 8, 2009, denominated in British Pounds, are accumulated in a separate component of equity as part of other comprehensive loss based on the Company’s determination that the settlement of this intercompany balance is not planned or anticipated in the foreseeable future and is therefore considered long-term in nature. Due to this change and the fluctuation in British Pound exchange rates, other expense (net) for the three month period ended September 30, 2010 decreased $0.2 million and other income (net) for the six month period ended September 30, 2010 decreased $0.7 million when compared to the same periods in the prior year. Due to the uncertainty in exchange rates, we may experience transaction gains or losses in future periods, the effect of which cannot be predicted at this time.

PROVISION FOR INCOME TAXES. Our effective tax rate was (16.0%) and (7.2%) for the three and six month periods ended September 30, 2010, respectively, as compared to (2.8%) and (7.4%) for the three and six month periods ended September 30, 2009, respectively. The provision for income taxes for the three and six month periods ended September 30, 2010 reflected the income tax on net earnings from foreign subsidiaries. A $53,000 provision-to-return true up for the French subsidiary was reflected in the provision for the three months ended September 30, 2010. The provision for income taxes for the three and six month periods ended September 30, 2009 reflected income tax on net earnings from foreign subsidiaries, net of the refundable research and development credit.

As a result of our analysis of all available evidence, both positive and negative at the end of the quarter ended June 30, 2010, including sustained historical profitability of the German subsidiary, we determined that the German subsidiary would generate enough future earnings to support the release of the valuation allowance related to its deferred tax assets. As such, the balance of approximately $17,000 of the deferred tax assets was released in the prior quarter. Due to uncertainties surrounding the timing of realizing the benefits of the net operating loss carryforwards in the future, we continue to carry a full valuation allowance against net deferred tax assets for our subsidiaries in the United States and United Kingdom.

LIQUIDITY AND CAPITAL RESOURCES

As of September 30, 2010, we had $10.9 million in cash. We believe that our existing cash balances will be sufficient to meet our operating and capital expenditure requirements for the remainder of the fiscal year ending March 31, 2011 and through the foreseeable future. We are committed to research and development and marketing efforts that are intended to allow us to penetrate new markets and generate new sources of revenue and improve operating results. However, our research and development and marketing efforts have required, and will continue to require, cash outlays without the immediate or short-term receipt of related revenue. Our ability to meet our expenditure requirements is dependent upon our future financial performance, and will be affected by, among other things, prevailing economic conditions, our ability to penetrate new markets and attract new customers, market acceptance of our new and existing products and services, the success of research and development efforts and other factors beyond our control.

On November 9, 2004, we entered into a lease agreement with The Irvine Company whereby we leased one building in Irvine, California, comprising approximately 29,000 square feet, to replace our then headquarters facility. The lease commenced in November 2005 and had a five-year term. The total base rent over the five-year term was approximately $2.6 million. The annual base rent during the five-year term ranged from approximately $475,000 during the first year to approximately $545,000 during the fifth year. On December 7, 2009, we entered into an amendment to this lease agreement modifying certain terms of the original lease as follows: (a) the lease term was extended to October 31, 2015 instead of ending on October 31, 2010; (b) the lease completely terminated as to an approximate 14,000 square foot portion of the premises; and (c) commencing on March 1, 2010, the total base rent over the new lease amendment term became approximately $1.5 million. The annual base rent ranges from approximately $215,000 during the first year to approximately $299,000 during the last year of the lease amendment. The rent expense is being recognized on a straight line basis over the new lease term.

On May 1, 2010, we entered into a three-year term lease for approximately 4,500 square feet of office space located in Mountain View, California. Total base rent over the three-year term is approximately $408,000.

We had no material commitments for capital expenditures as of September 30, 2010.

Net cash used in operating activities was $1.6 million and $1.1 million for the six month periods ended September 30, 2010 and 2009, respectively. The increase in net cash used in operating activities for the six month period ended September 30, 2010 as compared to the same period in prior year was primarily due to higher selling and marketing expense. Net cash used in investing activities was $0.2 million and $0.1 million for the six month periods ended September 30, 2010 and 2009, respectively, for expenditures related to furniture and equipment purchased. Net cash provided by financing activities was $0.2 million and $0.3 million for the six month periods ended September 30, 2010 and 2009, respectively. Net cash provided by financing activities was due to proceeds derived from the exercise of stock options and related issuance of common stock.

There was no outstanding line of credit during the six months ending September 30, 2010 or 2009.

OFF-BALANCE SHEET ARRANGEMENTS

We did not have any off-balance sheet liabilities or transactions as of September 30, 2010.

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

However, EBITDA and Adjusted EBITDA are used by management to evaluate, assess and benchmark our operational results and we believe that EBITDA and Adjusted EBITDA are relevant and useful information widely used by analysts, investors and other interested parties in our industry. Accordingly, we are disclosing this information to permit a more comprehensive analysis of our operating performance, to provide an additional measure of performance and liquidity and to provide additional information with respect to our ability to meet future debt service and capital expenditure and working capital requirements.

EBITDA is defined as net income (loss) with adjustments for depreciation and amortization, interest income (expense)-net, and income tax provision (benefit). Adjusted EBITDA used by our company is defined as EBITDA plus adjustments for other income (expense)-net, and non-cash stock-based compensation expense.

Our Adjusted EBITDA was negative $0.3 million or negative 8% of total net revenue for the three month period ended September 30, 2010, and negative $0.9 million or negative 13% of total net revenue for the six month period ended September 30,

2010. Our Adjusted EBITDA was negative $0.1 million, or negative 3% of total net revenue for the three month period ended September 30, 2009, and negative $0.3 million or negative 4% for the six month period ending September 30, 2009. The decrease in Adjusted EBITDA was a result of lower revenues and higher selling and marketing expense in the current year. The following table reconciles Adjusted EBITDA to the GAAP reported net loss:

RECONCILIATION OF ADJUSTED EBITDA TO NET LOSS

(In thousands)

	For the Three Months Ended September 30,		For the Six Months Ended September 30,
	2010	2009	2010	2009
Reported net loss	$(705)	$(557)	$(1,744)	$(260)
Depreciation and amortization	90	90	187	185
Stock-based compensation	274	240	549	453
Interest (income) expense-net	(1)	(1)	1	—
Other (income) expense-net	(34)	120	12	(673)
Income tax provision	97	15	117	18

Adjusted EBITDA	$(279)	$(93)	$(878)	$(277)

Our Adjusted EBITDA financial information can also be reconciled to net cash used in operating activities as follows:

RECONCILIATION OF ADJUSTED EBITDA TO NET CASH USED IN OPERATING ACTIVITIES

(In thousands)

	For the Six Months Ended September 30,
	2010	2009
Net cash used in operating activities	$(1,631)	$(1,137)
Interest expense-net	1	—
Other (income) expense-net	12	(673)
Change in trade accounts receivable	(42)	(62)
Change in other current and non-current assets	20	44
Change in accounts payable	(18)	(51)
Change in accrued liabilities	462	620
Change in deferred revenue	333	443
Foreign currency exchange gain (loss)	(10)	551
Provision for bad debt	(5)	(12)

Adjusted EBITDA	$(878)	$(277)

ITEM 4.	CONTROLS AND PROCEDURES

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

We operate in a rapidly changing environment that involves numerous risks and uncertainties. A description of the risks and uncertainties associated with our business is set forth below. You should carefully consider such risks and uncertainties, together with the other information contained in this Quarterly Report on Form 10-Q for the fiscal quarter ended September 30, 2010 and in our other public filings, including our Annual Report on Form 10-K for the fiscal year ended March 31, 2010 . If any of such risks and uncertainties actually occurs, our business, financial condition or operating results could differ materially from the plans, projections and other forward-looking statements included in the section titled “Management’s Discussion and Analysis of Financial Condition and Results of Operations” and elsewhere in this report and in our other public filings. In addition, if any of the following risks and uncertainties, or if any other risks and uncertainties, actually occurs, our business, financial condition or operating results could be harmed substantially, potentially causing the market price of our stock to decline, perhaps significantly. The following section lists some, but not all, of these risks and uncertainties that may have a material adverse effect on our business, financial condition or results of operation.

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

The strong competition we face in the sales of our products and services and general economic and business conditions can put pressure on us to change our prices. If our competitors offer deep discounts on certain products or services or develop products that the marketplace considers more valuable, we may need to lower prices or offer other favorable terms in order to compete successfully. Any such changes may reduce margins and could adversely affect operating results.

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

WE HAVE A HISTORY OF LOSSES AND MAY CONTINUE TO INCUR SIGNIFICANT LOSSES IN THE FUTURE.

We incurred net losses of approximately $1.7 million for the six months ended September 30, 2010. We had an accumulated deficit of approximately $104 million as of September 30, 2010. We may continue to incur significant losses in the future for a number of reasons, including uncertainty as to the level of our future revenues and our efforts to monetize newer technologies we have developed, including the Yolink and XDMS product lines. We plan to continue to pursue strategic opportunities and invest in new product development. Forecasting our revenues and profitability for these new business models is inherently uncertain and volatile. We will need to generate significant increases in our revenues to achieve and maintain profitability, particularly given the current small size of our business relative to the costs associated with being a public reporting company. If our revenue fails to grow or grows more slowly than we currently anticipate or our operating expenses exceed our expectations, our losses would significantly increase which could harm our business and operating results.

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

THE CONCENTRATION OF OUR STOCK OWNERSHIP GIVES CERTAIN STOCKHOLDERS SIGNIFICANT CONTROL OVER OUR BUSINESS.

As of September 30, 2010, Astoria beneficially owned approximately 53% of our outstanding common stock. Richard W. Koe, Chairman of the Board of Directors and Interim President and Chief Executive Officer, serves as the Managing General Partner for Astoria Capital Management, Inc., a general partner of Astoria. This concentration of stock ownership allows Astoria, acting alone, to block any actions that require approval of our stockholders, including the election of members to our Board of Directors and the approval of significant corporate transactions. Moreover, this concentration of ownership may delay or prevent a change in control.

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

A significant drop in our stock price could also expose us to the risk of securities class actions lawsuits, which could result in substantial costs and divert management’s attention and resources, which could adversely affect our business.

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

THE INABILITY TO PROTECT OUR INTELLECTUAL PROPERTY COULD HARM OUR ABILITY TO COMPETE.

Our ability to compete successfully will depend, in part, on our ability to protect our proprietary technology and operations without infringing upon the rights of others. We may fail to do so. In addition, the laws of certain countries in which our products are, or may be, licensed may not protect our proprietary rights to the same extent as the laws of the United States. We rely primarily on a combination of trade secret, copyright and trademark laws and contractual provisions to protect our intellectual property and proprietary rights. Our trademarks include TigerLogic, Yolink, ChunkIt!, Pick, D3, Omnis, Omnis Studio, mvEnterprise, mvBase, and mvDesigner, among others. We have one issued U.S. patent and thirteen pending U.S. patent applications as of September 30, 2010. In addition to trademark and copyright protections, we generally license our products to end users on a “right to use” basis pursuant to a perpetual license agreement that restricts use of products to a specified number of users.

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

As of September 30, 2010, we had 28,012,733 outstanding shares of common stock, of which approximately 15 million shares were restricted securities held by Astoria and other holders. Restricted securities may be sold in the public market only if they are registered or if they qualify for an exemption from registration promulgated under the Securities Act. At present, all of our outstanding restricted securities may be registered or are eligible for public sale under Rule 144, subject to volume limitations and other requirements of Rule 144.

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

OUR GLOBAL OPERATIONS EXPOSE US TO ADDITIONAL RISKS AND CHALLENGES ASSOCIATED WITH CONDUCTING BUSINESS INTERNATIONALLY.

We operate on a global basis with offices or distributors in Europe, Africa, Asia, Latin America, South America, Australia and North America and development efforts in North America and Europe. Approximately 30% of our revenue for the six months ended September 30, 2010 was generated from our international offices. We face several risks inherent in conducting business internationally, including but not limited to the following:

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

INEFFECTIVE INTERNAL CONTROLS COULD IMPACT OUR BUSINESS AND OPERATING RESULTS.

Our internal control over financial reporting may not prevent or detect misstatements because of its inherent limitations, including the possibility of human error, the circumvention or overriding of controls, or fraud. Even effective internal controls can provide only reasonable assurance with respect to the preparation and fair presentation of financial statements. As a smaller reporting company under SEC rules and regulations, we are currently not subject to the requirements of independent auditor attestation of management’s assessment of our internal controls over financial reporting set forth in Section 404(b) of the Sarbanes-Oxley Act of 2002 because the Dodd-Frank Wall Street Reform and Consumer Protection Act signed into law on July 21, 2010 permanently exempted companies that are not “accelerated filers” or “large accelerated filers” under the SEC rules from Section 404(b) requirements. If we no longer qualify for the smaller reporting company classification and become an accelerated filer, which may occur if the trading price of our stock and, therefore our public float, increase significantly, which we are required to calculate on an annual basis, we will become subject to the requirements of Section 404(b) in future fiscal years. If such audit identifies any material weaknesses in our internal control over financial reporting, we may be required to provide appropriate disclosures and implement costly and time-consuming remedial measures. If we fail to maintain the adequacy of our internal controls, including any failure to implement required new or improved controls, or if we experience difficulties in implementation, our business and operating results could be harmed and we could fail to meet our financial reporting obligations.

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

Date: November 12, 2010	TIGERLOGIC CORPORATION

/S/ THOMAS LIM
Thomas Lim Chief Financial Officer and Duly Authorized Officer

EXHIBIT INDEX

31.1	Certification of Chief Executive Officer

31.2	Certification of Chief Financial Officer

32.1	Certification of Chief Executive Officer and Chief Financial Officer Pursuant to 18 U.S.C. 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.