Form 10-Q
period 2010-12-31
TigerLogic CORP
filed 2011-02-11
CIK 820738

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark one)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended December 31, 2010

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

As of January 31, 2011, the Registrant had 28,065,548 shares of its common stock outstanding.

TIGERLOGIC CORPORATION

PART I. FINANCIAL INFORMATION

ITEM 1.	FINANCIAL STATEMENTS

TIGERLOGIC CORPORATION AND SUBSIDIARIES

UNAUDITED CONDENSED CONSOLIDATED BALANCE SHEETS

(In thousands)

	December 31, 2010	March 31, 2010
ASSETS
Current assets
Cash	$11,375	$12,492
Trade accounts receivable, less allowance for doubtful accounts of $23 and $26, respectively	1,245	954
Other current assets	396	412

Total current assets	13,016	13,858

Property, furniture and equipment-net	730	766
Goodwill	26,388	26,388
Deferred tax assets	269	379
Other assets	109	113

Total assets	$40,512	$41,504

LIABILITIES AND STOCKHOLDERS’ EQUITY

Current liabilities
Accounts payable	$281	$192
Accrued liabilities	1,686	1,686
Deferred revenue	4,363	4,314

Total current liabilities	6,330	6,192
Commitments and contingencies

Stockholders’ equity

Preferred stock	—	—
Common stock	2,803	2,793
Additional paid-in-capital	133,581	132,543
Accumulated other comprehensive income	2,263	2,246
Accumulated deficit	(104,465)	(102,270)

Total stockholders’ equity	34,182	35,312

Total liabilities and stockholders’ equity	$40,512	$41,504

See accompanying notes to the unaudited condensed consolidated financial statements.

TIGERLOGIC CORPORATION AND SUBSIDIARIES

UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

(In thousands, except per share data)

	Three Months Ended December 31,		Nine Months Ended December 31,
	2010	2009	2010	2009
Net revenues
Licenses	$1,348	$1,118	$3,354	$3,122
Services	2,353	2,393	6,965	7,338

Total net revenues	3,701	3,511	10,319	10,460

Operating expenses
Cost of license revenues	4	4	10	28
Cost of service revenues	428	445	1,279	1,245
Selling and marketing	1,216	1,332	3,524	3,196
Research and development	1,479	1,581	4,481	4,698
General and administrative	965	1,048	3,030	3,107

Total operating expenses	4,092	4,410	12,324	12,274

Operating loss	(391)	(899)	(2,005)	(1,814)
Other income (expense)
Interest expense-net	(1)	(1)	(2)	(1)
Other income (expense)-net	(7)	153	(19)	826

Total other income (expense)	(8)	152	(21)	825

Loss before income taxes	(399)	(747)	(2,026)	(989)
Income tax provision (benefit)	52	(44)	169	(26)

Net loss	$(451)	$(703)	$(2,195)	$(963)

Basic and diluted net loss per share	$(0.02)	$(0.03)	$(0.08)	$(0.04)

Shares used in computing basic and diluted net loss per share	28,024	27,707	27,981	27,105

See accompanying notes to the unaudited condensed consolidated financial statements.

TIGERLOGIC CORPORATION AND SUBSIDIARIES

UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(In thousands)

	Nine Months Ended December 31,
	2010	2009
Cash flows from operating activities:
Net loss	$(2,195)	$(963)
Adjustments to reconcile net loss to net cash used in operating activites:
Depreciation and amortization of long-lived assets	276	294
Provision for bad debt	3	12
Stock-based compensation expense	777	792
Change in deferred tax assets	169	(26)
Foreign currency exchange (gain) loss	17	(695)
Change in assets and liabilities:
Trade accounts receivable	(288)	(259)
Other current and non-current assets	(41)	14
Accounts payable	80	72
Accrued liabilities	4	(536)
Deferred revenue	51	(172)

Net cash used in operating activities	(1,147)	(1,467)

Cash used in investing activities-purchase of property, furniture and equipment	(225)	(111)

Cash flows from financing activities:
Proceeds from exercise of stock options	240	1,849
Proceeds from issuance of common stock	32	38

Net cash provided by financing activities	272	1,887

Effect of exchange rate changes on cash	(17)	110

Net increase (decrease) in cash	(1,117)	419
Cash at beginning of period	12,492	12,282

Cash at end of period	$11,375	$12,701

See accompanying notes to the unaudited condensed consolidated financial statements.

TIGERLOGIC CORPORATION AND SUBSIDIARIES

NOTES TO THE UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

DECEMBER 31, 2010

1. INTERIM FINANCIAL STATEMENTS

The unaudited interim condensed consolidated financial information furnished herein reflects all adjustments, consisting only of normal recurring items, which in the opinion of management are necessary to fairly state TigerLogic Corporation and its subsidiaries’ (collectively, the “Company” or “we,” “us” or “our”) financial position, results of operations and cash flows for the dates and periods presented and to make such information not misleading. Certain information and footnote disclosures normally included in annual financial statements prepared in accordance with accounting principles generally accepted in the United States of America have been omitted pursuant to rules and regulations of the Securities and Exchange Commission (“SEC”); nevertheless, management of the Company believes that the disclosures herein are adequate to make the information presented not misleading. These condensed consolidated financial statements should be read in conjunction with the Company’s audited financial statements for the year ended March 31, 2010, contained in the Company’s Annual Report on Form 10-K filed with the SEC on June 22, 2010. The results of operations for the three and nine month periods ended December 31, 2010, are not necessarily indicative of results to be expected for any other interim period or the fiscal year ending March 31, 2011.

2. STOCK-BASED COMPENSATION

The Company has a stock option plan that provides for the granting of stock options, restricted stock and restricted stock units to directors, employees and consultants. The Company also has an employee stock purchase plan allowing employees to purchase the Company’s common stock at a discount.

Total stock-based compensation expense included in the unaudited condensed consolidated statements of operations for the three and nine months ended December 31, 2010 and 2009, was as follows (in thousands):

	Three Months Ended December 31,		Nine Months Ended December 31,
	2010	2009	2010	2009
Cost of revenue	$17	$14	$51	$47
Operating expense:
Selling and marketing	71	61	270	120
Research and development	79	93	231	304
General and administrative	61	171	225	321

Total stock-based compensation expense	228	339	777	792
Income tax benefit	—	—	—	—

Net stock-based compensation expense	$228	$339	$777	$792

As of December 31, 2010, there was approximately $1.3 million of total unrecognized compensation cost related to non-vested share-based compensation arrangements granted under the plans. That cost is expected to be recognized over a weighted-average period of 2.4 years.

3. RECENTLY ADOPTED ACCOUNTING GUIDANCE

The SEC recently issued an interpretive release to give additional guidance about existing liquidity and capital resources disclosure requirements in management discussion and analysis (“MD&A”). The guidance addresses new funding methods and cash management tools used, and intra-period trends in borrowing and repurchase agreements. The disclosures should provide transparent information about short-term and long-term liquidity and capital needs to help investors assess off-balance-sheet arrangements. This interpretative guidance is effective immediately. The Company’s disclosure of liquidity and capital resources is consistent with this guidance, to the extent applicable.

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

5. FAIR VALUE MEASUREMENT

During fiscal year 2009, the Company converted all of its investment balances in money market mutual funds into cash. As such, there were no cash equivalents in our balance sheets as of December 31, 2010 or March 31, 2010. The carrying amounts of accounts receivable and accounts payable approximate fair value because of the short-term maturity of these instruments. There were no nonfinancial assets or liabilities that required recognition or disclosure at fair value on a nonrecurring basis in our balance sheets as of December 31, 2010 or March 31, 2010.

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

Weighted outstanding options to purchase 1,433,911 shares and 1,305,418 shares of the Company’s common stock have been excluded from the computation of diluted net loss per share for the three and nine month periods ended December 31, 2010, respectively, and 2,108,416 shares and 2,946,742 shares for the three and nine month periods ended December 31, 2009, respectively, because the effect of their inclusion would have been anti-dilutive.

The change in accumulated other comprehensive loss during the three and nine month periods ended December 31, 2010 and 2009 is the result of the effect of foreign exchange rate changes. The following table reconciles net loss as reported with total comprehensive loss (in thousands):

	Three Months Ended December 31,		Nine Months Ended December 31,
	2010	2009	2010	2009
Net loss reported	$(451)	$(703)	$(2,195)	$(963)
Translation adjustments-net	(23)	(160)	17	(588)

Total comprehensive loss	$(474)	$(863)	$(2,178)	$(1,551)

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

7. BUSINESS SEGMENT

The Company operates in one reportable segment. International operations consist primarily of foreign sales offices selling software developed in the United States of America combined with local maintenance and support revenue. The following table summarizes consolidated financial information of the Company’s operations by geographic location (in thousands):

	Three Months Ended December 31,		Nine Months Ended December 31,
	2010	2009	2010	2009
Net revenue
North America	$2,420	$2,380	$7,085	$7,079
Europe/Africa	1,281	1,131	3,234	3,381

Total	$3,701	$3,511	$10,319	$10,460

	December 31, 2010	March 31, 2010
Long-lived assets
North America	$27,031	$27,180
Europe/Africa	465	466

Total	$27,496	$27,646

The Company is engaged in the design, development, sale, and support of four product lines: 1) Yolink, 2) XDMS, 3) MDMS, and 4) RAD software tools. To date, revenue from each of our Yolink and XDMS product lines has been insignificant. The following table represents the net revenue by product line (in thousands):

	Three Months Ended December 31,		Nine Months Ended December 31,
	2010	2009	2010	2009
Net revenue
Databases (XDMS and MDMS)	$2,577	$2,375	$7,273	$7,489
RAD Software Tools	1,124	1,136	3,046	2,971

Total	$3,701	$3,511	$10,319	$10,460

8. RELATED PARTY TRANSACTIONS

The Company has entered into an expense reimbursement agreement with Astoria Capital Partners. L.P. (“Astoria”), its largest stockholder, in connection with Richard Koe’s appointment as Interim President and Chief Executive Officer, pursuant to which the Company agreed to reimburse Astoria for a portion of overhead costs and expenses related to the use by Mr. Koe of Astoria’s premises and office equipment while performing his employment duties for the Company. The agreement will terminate 90 days after Mr. Koe is either no longer employed by the Company or is no longer performing services for the Company from Astoria’s premises. Mr. Koe also serves as President of Astoria. Since the start of the agreement on April 1, 2009, the Company has reimbursed Astoria approximately $7,300 per month, and the Company does not anticipate any material changes in this monthly amount.

9. COMMITMENTS AND CONTINGENCIES

The Company is subject from time to time to litigation, claims and suits arising in the ordinary course of business. There were no ongoing material legal proceedings as of December 31, 2010.

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

In addition, one of the elements of our business strategy involves expansion through the acquisitions of businesses, assets, products or technologies that allow us to complement our existing product offerings, expand our market coverage, or enhance our technological capabilities. We continually evaluate and explore strategic opportunities as they arise, including business combination transactions, strategic partnerships, and the purchase or sale of assets, including tangible and intangible assets such as intellectual property. In December 2010, we launched a new product called PostPost. PostPost is a real-time Facebook newspaper that collects and curates posts shared by users’ Facebook friends into an easy-to-read newspaper layout, and is integrated with our Yolink search technology. Through December 31, 2010, we have not recognized any revenue from the PostPost product.

TigerLogic Yolink

Yolink is a next-generation search enhancement technology that increases the effectiveness of search across Web sites and services. Yolink can search both structured markup, such as HTML, and binary code documents as well as unstructured, raw text documents by layering a common semantic model across them, and using this to organize and effect full-text searches across documents. To facilitate the user’s review, each keyword is highlighted with a unique color. This capability is especially useful for reviewing and searching through the many Web pages that contain hundreds, if not thousands, of embedded hyperlinks. Yolink technology can be applied to many platforms and Internet delivery methodologies. Yolink application programming interfaces (“APIs”) allow developers to integrate Yolink search technologies with their Web sites, services or applications. Yolink is available for download at www.yolink.com. Through December 31, 2010, revenue recognized from the Yolink product has been immaterial.

TigerLogic XDMS

TigerLogic XDMS is a high performance, scalable, enterprise native XML database management server with both data- and document-centric capabilities. TigerLogic XDMS can be utilized for high performance content search, data integration and caching, Web service development and geospatial data management.

TigerLogic XDMS version 3.1, which includes support for an adapter for access to multi-dimensional data sources and an enhanced administration and development console, was released for beta testing in November 2009. Through December 31, 2010, our revenue from TigerLogic XDMS has been less than $300,000.

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

Research and Development

Our research and development efforts include updates and upgrades to existing MDMS and RAD products and the continued development of the newer Yolink and XDMS products. We expect to continue research and development efforts in all product lines for the foreseeable future. We spent approximately $4.5 million and $4.7 million on research and development during the nine months ended December 31, 2010 and 2009, respectively.

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

On an on-going basis, we evaluate our estimates, including those related to revenue recognition and accounting for goodwill. We base our estimates on historical experience and on various other assumptions that we believe to be reasonable under the circumstances. Actual results may differ from these estimates under different assumptions or conditions. As of December 31, 2010, the fair value of the reporting unit substantially exceeded its carrying value.

We have identified the accounting policies below as the policies critical to our business operations and the understanding of our results of operations and how the related judgments and estimates affect the preparation of our consolidated financial statements:

•	Revenue Recognition

•	Goodwill

•	Employee Stock-Based Compensation

•	Income Taxes

These critical accounting policies are described in our Form 10-K for the fiscal year ended March 31, 2010 and there have been no changes in our application of these policies during the period ended December 31, 2010.

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

	Three Months Ended December 31, 2010			Three Months Ended December 31, 2009		Nine Months Ended December 31, 2010			Nine Months Ended December 31, 2009
	Results	% of Net Revenues	Percent Change	Results	% of Net Revenues	Results	% of Net Revenues	Percent Change	Results	% of Net Revenues
	(In thousands)			(In thousands)		(In thousands)			(In thousands)
Net revenues
Licenses	$1,348	36%	21%	$1,118	32%	$3,354	33%	7%	$3,122	30%
Services	2,353	64%	-2%	2,393	68%	6,965	67%	-5%	7,338	70%

Total net revenues	3,701	100%	5%	3,511	100%	10,319	100%	-1%	10,460	100%
Operating expenses
Cost of revenues:
Cost of license revenues (as a % of license revenues)	4	0%	0%	4	0%	10	0%	-64%	28	1%
Cost of service revenues (as a % of service revenues)	428	18%	-4%	445	19%	1,279	18%	3%	1,245	17%
Selling and marketing	1,216	33%	-9%	1,332	38%	3,524	34%	10%	3,196	31%
Research and development	1,479	40%	-6%	1,581	45%	4,481	43%	-5%	4,698	45%
General and administrative	965	26%	-8%	1,048	30%	3,030	29%	-2%	3,107	30%

Total operating expenses	4,092	111%	-7%	4,410	126%	12,324	119%	0%	12,274	117%

Operating loss	(391)	-11%	-57%	(899)	-26%	(2,005)	-19%	11%	(1,814)	-17%
Other income (expense)-net	(8)	0%	-105%	152	4%	(21)	0%	-103%	825	8%

Loss before income taxes	(399)	-11%	-47%	(747)	-21%	(2,026)	-20%	105%	(989)	-9%
Income tax provision (benefit)	52	1%	-218%	(44)	-1%	169	2%	-750%	(26)	0%

Net loss	$(451)	-12%	-36%	$(703)	-20%	$(2,195)	-21%	128%	$(963)	-9%

REVENUE

NET REVENUE. Our revenue is derived principally from two sources: fees from software licensing and fees for post contract technical support. We license our software primarily on a per-CPU, per-server, per-port or per-user basis. Therefore, the addition of CPUs, servers, ports or users to existing systems increases our revenue from our installed base of licensees. Similarly, the reduction of CPUs, servers, ports or users to existing systems decreases our revenue from our installed base of licensees. The timing of orders and customer ordering patterns has resulted in fluctuations in license revenue between quarters and year-to-year. Total revenue increased by $0.2 million or 5% for the three month period ended December 31, 2010 mainly due to higher license revenues from existing customers when compared to the same period in the prior year. Services revenue for the three month period ended December 31, 2010 remained consistent on a dollar amount basis when compared to the same period in the prior year. Total revenue for the nine months ended December 31, 2010 decreased $0.1 million or 1% when compared to the same period in the prior year, primarily due to the decrease in service revenue of $0.3 million or 5% resulting from to the reduction or non-renewal of support services from our existing customer base as a result of adverse global economic conditions and customers moving to other platforms, offset by higher license revenue of approximately $0.2 million or 7%. While revenue for the three month period ended December 31, 2010 increased from prior quarters, we anticipate that revenue will continue to be adversely affected unless global economic conditions continue to improve.

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

OPERATING EXPENSES

COST OF LICENSE REVENUE. Cost of license revenue is comprised of direct costs associated with software license sales including software packaging, documentation, physical media costs and royalties. Cost of license revenue as a percentage of license revenue remained consistent for the three month period ended December 31, 2010 when compared to the same period in prior year. Cost of license revenue as a percentage of license revenue decreased slightly for the nine month period ended December 31, 2010 when compared with the same period in the prior year due to lower royalties.

COST OF SERVICE REVENUE. Cost of service revenue includes primarily personnel costs relating to consulting, technical support and training services. Cost of service revenue for the three and nine month periods ended December 31, 2010 remained consistent on a dollar amount basis when compared to the same periods in prior year.

SELLING AND MARKETING. Selling and marketing expense consists primarily of salaries, benefits, advertising, tradeshows, travel and overhead costs for our sales and marketing personnel. Selling and marketing expense for the three month period ended December 31, 2010 decreased $0.1 million or 9% when compared to the same period in the prior year due to lower conference-related expenses, partially offset by higher headcount and consulting expenses. Selling and marketing expense for the nine month period ended December 31, 2010 increased $0.3 million or 10% when compared to the same period in the prior year due to higher personnel and consulting expenses, partially offset by lower conference-related expenses. We anticipate that selling and marketing costs related to the TigerLogic product line may increase as we further develop the sales channel for these products and if customer acceptance of these products increases. In addition, if our continued research and development efforts are successful, including with respect to our TigerLogic product line, and new products or services are created, we may incur increased sales and marketing expense to promote those new products in future periods.

RESEARCH AND DEVELOPMENT. Research and development expense consists primarily of salaries and other personnel-related expenses and overhead costs for engineering personnel including employees in the US and the UK and contractors in the US. Research and development expense for the three month period ended December 31, 2010 decreased by $0.1 million or 6% when compared to the same period in the prior year due to lower headcount. Research and development expense for the nine month period ended December 31, 2010 decreased $0.2 million or 5% when compared to the same period in the prior year mainly due to lower facility lease rates, and lower stock-based compensation expense, partially offset by higher consulting expense. We are committed to our research and development efforts and expect research and development expense will remain at the current level in future periods or increase if we believe that additional spending is warranted. Such efforts may not result in additional new products and any new products, including the TigerLogic product line, may not generate sufficient revenue, if any, to offset the research and development expense.

GENERAL AND ADMINISTRATIVE. General and administrative expense consists primarily of costs associated with our finance, human resources, legal and other administrative functions. These costs consist principally of salaries and other personnel-related expenses, professional fees, depreciation and overhead costs. General and administrative expense for the three and nine month periods ended December 31, 2010 was generally consistent on a dollar amount basis with the same periods in the prior year.

OTHER INCOME (EXPENSE). Other income (expense) consists primarily of gains and losses on foreign currency transactions. Until December 2009, the Company has been recording the intercompany transaction gains and losses in accordance with applicable accounting guidance in determining net income for the period in which exchange rates change. Intercompany transactions and balances for which settlement is not planned or anticipated in the foreseeable future are considered to be part of the net investment in the foreign subsidiaries and the related adjustments are to be accumulated in a separate component of equity as part of other comprehensive loss. Beginning in December 2009, the effect of foreign exchange on intercompany balance outstanding as of December 8, 2009, denominated in British Pounds, are accumulated in a separate component of equity as part of other comprehensive loss based on the Company’s determination that the settlement of this intercompany balance is not planned or anticipated in the foreseeable future and is therefore considered long-term in nature. Due to this change and the fluctuation in British Pound exchange rates, other income (net) for the three month period ended December 31, 2010 decreased $0.2 million or 105% and other income (net) for the nine month period ended December 31, 2010 decreased $0.8 million or 103% when compared to the same periods in the prior year. Due to the uncertainty in exchange rates, we may experience transaction gains or losses in future periods, the effect of which cannot be predicted at this time.

PROVISION FOR INCOME TAXES. Our effective tax rate was (13.0%) and (8.3%) for the three and nine month periods ended December 31, 2010, respectively, as compared to 5.9% and 2.6% for the three and nine month periods ended December 31, 2009, respectively. The provision for income taxes for the three and nine month periods ended December 31, 2010 reflected the income tax on net earnings from foreign subsidiaries. A $51,000 provision-to-return true up for the French subsidiary was reflected in the provision for the nine months ended December 31, 2010. The provision for income taxes for the three and nine month periods ended December 31, 2009 reflected income tax on net earnings from foreign subsidiaries, net of the refundable research and development credit.

As a result of our analysis of all available evidence, both positive and negative, at the end of the quarter ended June 30, 2010, and including sustained historical profitability of the German subsidiary, we determined that the German subsidiary would generate enough future earnings to support the release of the valuation allowance related to its deferred tax assets. As such, the balance of approximately $17,000 of the deferred tax assets was released in the quarter ended June 30, 2010. Due to uncertainties surrounding the timing of realizing the benefits of the net operating loss carryforwards in the future, we continue to carry a full valuation allowance against net deferred tax assets for our subsidiaries in the United States and United Kingdom.

LIQUIDITY AND CAPITAL RESOURCES

As of December 31, 2010, we had $11.4 million in cash. We believe that our existing cash balances will be sufficient to meet our operating and capital expenditure requirements for the remainder of the fiscal year ending March 31, 2011 and through the foreseeable future. We are committed to research and development and marketing efforts that are intended to allow us to penetrate new markets and generate new sources of revenue and improve operating results. However, our research and development and marketing efforts have required, and will continue to require, cash outlays without the immediate or short-term receipt of related revenue. Our ability to meet our expenditure requirements is dependent upon our future financial performance, and will be affected by, among other things, prevailing economic conditions, our ability to penetrate new markets and attract new customers, market acceptance of our new and existing products and services, the success of research and development efforts and other factors beyond our control.

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

We had no material commitments for capital expenditures as of December 31, 2010.

Net cash used in operating activities was $1.1 million and $1.5 million for the nine month periods ended December 31, 2010 and 2009, respectively. The decrease in net cash used in operating activities for the nine months period ended December 31, 2010 as compared to the same period in the prior year was primarily due to payments made in the prior year related to the separation and consulting agreement with our former President and CEO, partially offset by higher selling and marketing expense and lower revenue in the nine months ended December 31, 2010. Net cash used in investing activities was $0.2 million and $0.1 million for the nine month periods ended December 31, 2010 and 2009, respectively, for expenditures related to furniture and equipment purchased. Net cash provided by financing activities was $0.3 million and $1.9 million for the nine month periods ended December 31, 2010 and 2009, respectively. Net cash provided by financing activities was due to proceeds derived from the exercise of stock options and related issuance of common stock.

There was no outstanding line of credit during the nine months ending December 31, 2010 or 2009.

OFF-BALANCE SHEET ARRANGEMENTS

We did not have any off-balance sheet liabilities or transactions as of December 31, 2010.

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

Our Adjusted EBITDA was negative $0.1 million or negative 2% of total net revenue for the three month period ended December 31, 2010, and negative $1.0 million or negative 9% of total net revenue for the nine month period ended December 31,

2010. Our Adjusted EBITDA was negative $0.5 million, or negative 13% of total net revenue for the three month period ended December 31, 2009, and negative $0.7 million or negative 7% for the nine month period ending December 31, 2009. The increase in Adjusted EBITDA for the three months ended December 31, 2010 when compared to the same period in the prior year was a result of higher revenues and lower selling and marketing expense in the current year. The decrease in Adjusted EBITDA for the nine months ended December 31, 2010 when compared to the same period in the prior year was due to slightly lower revenue and higher marketing expense in the current year. The following table reconciles Adjusted EBITDA to the GAAP reported net loss:

RECONCILIATION OF ADJUSTED EBITDA TO NET LOSS

(In thousands)

	For the Three Months Ended December 31,		For the Nine Months Ended December 31,
	2010	2009	2010	2009
Reported net loss	$(451)	$(703)	$(2,195)	$(963)
Depreciation and amortization	89	109	276	294
Stock-based compensation	228	339	777	792
Interest expense-net	1	1	2	1
Other (income) expense-net	7	(153)	19	(826)
Income tax provision (benefit)	52	(44)	169	(26)

Adjusted EBITDA	$(74)	$(451)	$(952)	$(728)

Our Adjusted EBITDA financial information can also be reconciled to net cash used in operating activities as follows:

RECONCILIATION OF ADJUSTED EBITDA TO NET CASH USED IN OPERATING ACTIVITIES

(In thousands)

	For the Nine Months Ended December 31,
	2010	2009
Net cash used in operating activities	$(1,147)	$(1,467)
Interest expense-net	2	1
Other (income) expense-net	19	(826)
Change in trade accounts receivable	288	259
Change in other current and non-current assets	41	(14)
Change in accounts payable	(80)	(72)
Change in accrued liabilities	(4)	536
Change in deferred revenue	(51)	172
Foreign currency exchange gain (loss)	(17)	695
Provision for bad debt	(3)	(12)

Adjusted EBITDA	$(952)	$(728)

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

We operate in a rapidly changing environment that involves numerous risks and uncertainties. A description of the risks and uncertainties associated with our business is set forth below. You should carefully consider such risks and uncertainties, together with the other information contained in this Quarterly Report on Form 10-Q for the fiscal quarter ended December 31, 2010 and in our other public filings, including our Annual Report on Form 10-K for the fiscal year ended March 31, 2010 . If any of such risks and uncertainties actually occurs, our business, financial condition or operating results could differ materially from the plans, projections and other forward-looking statements included in the section titled “Management’s Discussion and Analysis of Financial Condition and Results of Operations” and elsewhere in this report and in our other public filings. In addition, if any of the following risks and uncertainties, or if any other risks and uncertainties, actually occurs, our business, financial condition or operating results could be harmed substantially, potentially causing the market price of our stock to decline, perhaps significantly. The following section lists some, but not all, of these risks and uncertainties that may have a material adverse effect on our business, financial condition or results of operation.

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

We face very strong competition from much larger and well-known companies in the markets for our MDMS and RAD products. As a result, existing customers and new customers may be inclined to adopt other technologies. To maintain or grow our revenue in these markets, we will need to maintain or grow our sales to existing customers and to generate sales to new customers, including corporate development teams, commercial application developers, system integrators, independent software vendors and independent consultants. If we fail to attract new customers, if we lose our customers to competitors, or if the MDMS or RAD markets decline, our revenue may be adversely affected. In the longer term, it is expected that our revenue from the MDMS and RAD markets will eventually decline as customers adopt newer technologies.

ADVERSE ECONOMIC CONDITIONS COULD CONTINUE TO HARM OUR BUSINESS.

Our operations and performance depend significantly on worldwide economic conditions and these have deteriorated significantly in many countries and regions, including without limitation the United States and Western Europe where we derive a majority of our revenue. Unfavorable changes in economic conditions, including recession, rising inflation, diminished credit availability, declining valuation of investments or other changes in economic conditions have resulted in lower information technology spending and have adversely affected our revenue. For example, current or potential customers may have been unable to fund software purchases, potentially causing them to delay, decrease or cancel purchases of our products and services or to not pay us or to delay paying us for previously purchased products and services. Further, since we generally license our software on a per-CPU, per-server, per-port or per-user basis, any decrease in CPUs, servers, ports or users by our customers would result in a decrease in our revenue. These and other economic factors could continue to have a material adverse effect on demand for our products and services and on our financial results.

WE HAVE A HISTORY OF LOSSES AND MAY CONTINUE TO INCUR SIGNIFICANT LOSSES IN THE FUTURE.

We incurred net losses of approximately $2.2 million for the nine months ended December 31, 2010. We had an accumulated deficit of approximately $104 million as of December 31, 2010. We may continue to incur significant losses in the future for a number of reasons, including uncertainty as to the level of our future revenues and our efforts to monetize newer technologies we have developed, including the Yolink and XDMS product lines. We plan to continue to pursue strategic opportunities and invest in new product development. Forecasting our revenues and profitability for these new business models is inherently uncertain and volatile. We will need to generate significant increases in our revenues to achieve and maintain profitability, particularly given the current small size of our business relative to the costs associated with being a public reporting company. If our revenue fails to grow or grows more slowly than we currently anticipate or our operating expenses exceed our expectations, our losses would significantly increase which could harm our business and operating results.

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

THE CONCENTRATION OF OUR STOCK OWNERSHIP GIVES CERTAIN STOCKHOLDERS SIGNIFICANT CONTROL OVER OUR BUSINESS.

As of December 31, 2010, Astoria beneficially owned approximately 53% of our outstanding common stock. Richard W. Koe, Chairman of the Board of Directors and Interim President and Chief Executive Officer, serves as the Managing General Partner for Astoria Capital Management, Inc., a general partner of Astoria. This concentration of stock ownership allows Astoria, acting alone, to block any actions that require approval of our stockholders, including the election of members to our Board of Directors and the approval of significant corporate transactions. Moreover, this concentration of ownership may delay or prevent a change in control.

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

THE SUCCESS OF OUR BUSINESS DEPENDS IN PART UPON OUR ABILITY TO RECRUIT AND RETAIN KEY PERSONNEL AND MANAGEMENT.

Mr. Koe was appointed Interim President and Chief Executive Office in February 2009. The loss of one or more of our executives could adversely affect our business. In addition, we have in the past restructured or made other adjustments to our workforce in response to management changes, product changes, performance issues, acquisitions and other internal and external considerations. Workforce restructurings could result in a temporary lack of focus and reduced productivity, negatively affecting our revenues.

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

THE INABILITY TO PROTECT OUR INTELLECTUAL PROPERTY COULD HARM OUR ABILITY TO COMPETE.

Our ability to compete successfully will depend, in part, on our ability to protect our proprietary technology and operations without infringing upon the rights of others. We may fail to do so. In addition, the laws of certain countries in which our products are, or may be, licensed may not protect our proprietary rights to the same extent as the laws of the United States. We rely primarily on a combination of trade secret, copyright and trademark laws and contractual provisions to protect our intellectual property and proprietary rights. Our trademarks include TigerLogic, Yolink, ChunkIt!, Pick, D3, Omnis, Omnis Studio, mvEnterprise, mvBase, and mvDesigner, among others. We have one issued U.S. patent and thirteen pending U.S. patent applications as of December 31, 2010. In addition to trademark and copyright protections, we generally license our products to end users on a “right to use” basis pursuant to a perpetual license agreement that restricts use of products to a specified number of users.

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

There has been a substantial amount of litigation in the software and online services industry regarding intellectual property rights and there is significant uncertainty in our industry as many of the legal principles associated with software and online services continue to evolve rapidly. Third parties may claim that our current or potential future products or services infringe upon their intellectual property rights, and we may be periodically involved in any number of ordinary course of business proceedings of this type. We expect that software product developers and providers of software applications and online services will increasingly be subject to infringement claims as the number of products, services and competitors in our industry segment grow and the functionality of products and services in different industry segments overlap. Any claims, with or without merit, could be time consuming, result in costly litigation, divert management’s attention, cause product shipment delays, prohibit product licensing or require us to enter into royalty or licensing agreements. Royalty or licensing agreements, if required, may not be available on terms acceptable to us or at all, which could seriously harm our business.

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

As of December 31, 2010, we had 28,035,190 outstanding shares of common stock, of which approximately 15 million shares were restricted securities held by Astoria and other holders. Restricted securities may be sold in the public market only if they are registered or if they qualify for an exemption from registration promulgated under the Securities Act. At present, all of our outstanding restricted securities may be registered or are eligible for public sale under Rule 144, subject to volume limitations and other requirements of Rule 144.

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

OUR GLOBAL OPERATIONS EXPOSE US TO ADDITIONAL RISKS AND CHALLENGES ASSOCIATED WITH CONDUCTING BUSINESS INTERNATIONALLY.

We operate on a global basis with offices or distributors in Europe, Africa, Asia, Latin America, South America, Australia and North America and development efforts in North America and Europe. Approximately 31% of our revenue for the nine months ended December 31, 2010 was generated from our international offices. We face several risks inherent in conducting business internationally, including but not limited to the following:

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

Date: February 11, 2011	TIGERLOGIC CORPORATION

/S/ THOMAS LIM
Thomas Lim Chief Financial Officer and Duly Authorized Officer

EXHIBIT INDEX

31.1	Certification of Chief Executive Officer

31.2	Certification of Chief Financial Officer

32.1	Certification of Chief Executive Officer and Chief Financial Officer Pursuant to 18 U.S.C. 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.