Form 10-K
period 2011-03-31
TigerLogic CORP
filed 2011-06-22
CIK 820738

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

(Mark one)

☒	ANNUAL REPORT PURSUANT TO SECTION 13 or 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended March 31, 2011

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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.    Yes  ☒    No  ☐

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).    Yes  ☐    No  ☐

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of the registrant’s knowledge, in the definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K.  ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See the definitions of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act. (Check one):

Large accelerated filer	☐	Accelerated filer	☐

Non-accelerated filer	☐	Smaller reporting company	☒

Indicate by check mark whether the Registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐    No  ☒

The aggregate market value of the voting and non-voting common equity held by non-affiliates of the Registrant was $60,988,805 on September 30, 2010 based on the closing sale price of such stock as reported on The Nasdaq Capital Market on that date.

As of May 31, 2011, the Registrant had 28,123,441 shares of its common stock outstanding.

DOCUMENTS INCORPORATED BY REFERENCE

None.

TIGERLOGIC CORPORATION

FISCAL YEAR 2011 FORM 10-K ANNUAL REPORT

PART I

IMPORTANT NOTE ABOUT FORWARD-LOOKING STATEMENTS. This Annual Report on Form 10-K contains forward-looking statements within the meaning of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended (the “Exchange Act”). These statements may generally be identified by the use of such words as “expect,” “anticipate,” “believe,” “intend,” “plan,” “will,” or “shall,” or the negative of those terms. We have based these forward-looking statements on our current expectations and projections about future events. Forward-looking statements involve certain risks and uncertainties and actual results may differ materially from those discussed in any such statement. Factors that could cause actual results to differ materially from such forward-looking statements include the risks described under the heading “Risk Factors” in Part I, Item 1A of this Annual Report on Form 10-K and elsewhere in this Annual Report on Form 10-K. The forward-looking statements contained in this Annual Report on Form 10-K include, but are not limited to statements about the following: (1) our future success, (2) our research and development efforts, (3) our future operating results and cash flow, (4) our ability to compete, (5) the markets in which we operate, (6) our revenue, (7) cost of license revenue and cost of service revenue, (8) our selling and marketing costs, (9) our general and administrative costs, (10) our research and development expenses, (11) the effect of critical accounting policies, (12) the possibility that we may seek to take advantage of opportunities in the equity and capital markets (13) our belief that our existing cash balances combined with our cash flow from operating activities will be sufficient to meet our operating and capital expenditure requirements for the remainder of the fiscal year ending March 31, 2012 and through the foreseeable future, (14) our focus on the continued development and enhancement of new product lines, including search technology and social media tools, and identification of new and emerging technology areas and discussions with channel partners for the sale and distribution of the new product lines, (15) the effect of recent changes in tax laws on our financial statements, and (16) the possibility that we may seek to take advantage of strategic acquisition opportunities. All forward-looking statements in this document are made as of the date hereof, based on information available to us as of the date hereof, and we assume no obligation to update any forward-looking statement.

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

Products

Our principal business consists of 1) the design, development, sale, and support of software infrastructure; 2) Internet search enhancement tools; and 3) a social media content aggregation platform. Our products allow customers to create and enhance flexible software applications for their own needs. Our database and rapid application development software may be categorized into the following product lines: XML Data Management Servers (“XDMS”), Multidimensional Database Management Systems (“MDMS”), and Rapid Application Development (“RAD”) software tools. Many of our database software products are based on the proprietary Pick Universal Data Model (“Pick UDM”) and are capable of handling data from many sources. The Pick UDM is a core component across the XDMS and MDMS product lines. Our Internet search enhancement tools include the yolink browser plug-in, yolink API for web sites, and yolink search plug-in for WordPress sites. Our recently released Postano product is a real-time social media content aggregation platform.

We primarily sell our database and rapid application development software products through established distribution channels consisting of OEMs, system integrators, specialized vertical application software developers and consulting organizations. Our Internet search enhancement tools and social media content aggregation platform are generally sold through our web sites, as well as through co-marketing arrangements with third parties. We also sell all of our products directly through our sales personnel to end user organizations. Outside the United States, we maintain direct sales offices in the United Kingdom, France and Germany. We generally license our database and rapid application development software on a per-CPU, per-server, per-port or per-user basis. We license our yolink and Postano product lines at prices based on usage which is measured in a variety of ways. We make both our yolink and Postano products available to users for free under certain circumstances. We also provide continuing software maintenance and support, and other professional services relating to our products, including consulting and training services. All of our revenue to date has been principally derived from MDMS and RAD software products.

In addition, one of the elements of our business strategy involves expansion through the acquisition of businesses, assets, products or technologies that allow us to complement our existing product offerings, expand our market coverage, or enhance our technological capabilities. We continually evaluate and explore strategic opportunities as they arise, including business combination transactions, strategic partnerships, and the purchase or sale of assets, including tangible and intangible assets such as intellectual property.

TigerLogic Postano

We recently launched a new social media product called Postano. Postano is a real-time social media content aggregation platform, integrated with our yolink search technology that allows users to collect content from various social media sources, and to display that content either on web pages hosted by us or within existing web pages hosted by others. Postano is designed for both personal and commercial use. Postano pricing is based on whether users have us host Postano pages or users embed Postano pages into their own website(s). There is no charge for users when we host their Postano pages, up to a limited number of pages. Pricing for users who embed Postano pages into their own website(s) is based on the number of social media fans or followers and the number of Postano pages embedded. Through March 31, 2011, we have not recognized any revenue from the Postano product.

TigerLogic Yolink

Yolink is a next-generation search enhancement technology that increases the effectiveness of search functionality across web sites and services. Yolink can search both structured markup, such as HTML, and binary code documents as well as unstructured, raw text documents by layering a common semantic model across them, and using this to organize and effect full-text searches across documents. Yolink searches behind links and through web sites to retrieve content based on keyword search terms. To facilitate the user’s review of search results, each keyword is highlighted with a unique color. This capability is especially useful for reviewing and searching through the many web pages that contain hundreds, if not thousands, of embedded hyperlinks. Yolink technology can be applied to many platforms and Internet delivery methodologies. Yolink application programming interfaces (known as APIs) allow developers to integrate yolink search technologies with their web sites, services or applications. Yolink is available for download at www.yolink.com. Through March 31, 2011, revenue recognized from the yolink search technology has been immaterial.

TigerLogic XDMS

TigerLogic XDMS is a high performance, scalable, enterprise native XML database management server with both data- and document-centric capabilities. TigerLogic XDMS can be utilized for high performance content search, data integration and caching, web service development and geospatial data management. TigerLogic XDMS includes support for an adapter for access to multi-dimensional data sources and an administration and development console. Through March 31, 2011, our revenue from TigerLogic XDMS has been less than $300,000.

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

In August 2010, we released the TigerLogic Dashboard, a new development tool that allows Pick UDM developers to create intuitive and web-based graphical displays of multi-value data via dashboard and widget creation utilizing Pick/BASIC programming language.

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

Technical Support

Many of our products are used by our customers to build and deploy applications that may become a critical component of their business operations. As a result, continuing to provide customers with technical support services is an important element of our business strategy. Customers who participate in our support programs receive periodic maintenance releases on a when-and-if available basis and direct technical support when required.

Sales and Distribution

In the United States, we sell our MDMS, RAD, and XDMS products through established distribution channels consisting of OEMs, system integrators, specialized vertical application software developers and consulting organizations. We sell our yolink and Postano products through our web sites, as well as through co-marketing arrangements with third parties. We also sell all of our products directly through our sales personnel to end user organizations. Outside the United States, we maintain direct sales offices in the United Kingdom, France and Germany. Approximately 31%, 32%, and 32% of our revenue came from sales through our offices located outside the United States for the twelve months ended March 31, 2011, 2010 and 2009, respectively.

We sell our products in U.S. Dollars in North America, British Pounds Sterling in the United Kingdom and Euros in France and Germany. Because we recognize revenue and expense in these various currencies but report our financial results in U.S. Dollars, changes in exchange rates may cause variances in our period-to-period revenue and results of operations in future periods.

We generally license our MDMS and RAD software on a per-CPU, per-server, per-port or per-user basis. Therefore, the addition of CPU’s, servers, ports or users to existing systems increases our revenue from our installed base of licensees. Similarly, a decrease in CPU’s, servers, ports or users would result in a decrease in our revenue. In addition to software products, we provide continuing software maintenance and support and, to a limited extent, other professional services to our customers, including consulting and training services to help plan, analyze, implement and maintain application software based on our products.

Customers

Our MDMS, RAD, and XDMS customers may be classified into two general categories:

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

The target customers for our yolink products include companies, bloggers, and individual users who want to enhance their search capabilities. Target customers for Postano range from companies to individuals who are active in social media channels.

For each of the three years ended March 31, 2011, 2010 and 2009, no single customer accounted for more than 10% of our revenue.

Research and Development

We have devoted significant resources to the research and development of our products and technology. We believe that our future success will depend largely on strong development efforts with respect to both our existing and new products. These development efforts have resulted in updates and upgrades to existing MDMS and RAD products and the launch of new products including the yolink search technology and Postano social media product lines. New product updates and upgrades in all of our product lines are currently in progress. We expect to continue our research and development efforts in all product lines for the foreseeable future. We intend for these efforts to improve our future operating results and increase cash flow. However, such efforts may not result in additional new products or revenue, and we can make no assurances that the recently announced products or future products will be successful. We spent $6.0 million, $6.1 million and $7.6 million on research and development in fiscal years 2011, 2010 and 2009, respectively.

Competition

The application development tools software market is rapidly changing and intensely competitive. Our MDMS products compete with products developed by companies such as Oracle, Microsoft, and IBM. Our RAD products currently encounter competition from several direct competitors, including Microsoft, and competing development environments, including JAVA. Competition is developing and evolving in the XML market for which our XDMS products are intended. Companies that do or are expected to compete in this market include Oracle, IBM, Microsoft, and SAP, as well as a number of smaller companies with products that directly and indirectly compete with our XDMS products. Direct competitors of our yolink search technology include Google, Yahoo, Microsoft, AOL, and Ask, as well as a number of smaller companies with products that directly and indirectly compete with our yolink search technology. Our Postano social media product competes with products developed by companies such as Facebook and Twitter, as well as a number of smaller companies in the emerging social media marketplace. Most of our competitors have significantly more financial, technical, marketing, and other resources than we do. As a result, these competitors may be able to respond more quickly to new or emerging technologies, evolving markets and changes in customer requirements, and may devote greater resources to the development, promotion, and sale of their products. We believe that our ability to compete in the various product markets depends on factors both within and outside our control, including the timing of release, performance and price of new products developed by both us and our competitors. Although we believe that we currently compete favorably with respect to most of these factors, we may not be able to maintain our competitive position against current and potential competitors, especially those with greater resources.

We continue to focus on growth in new market opportunities, such as the yolink and Postano product lines, while also continuing to meet the needs of our loyal customer base by investing in the development of new upgrades and updates for our existing MDMS and RAD product lines. While continued challenging economic conditions have resulted in lower license revenue for our MDMS and RAD product lines, we believe that our relatively stable services revenue and prudent management of expenditures will continue to provide sufficient working capital balances to fund new product initiatives aimed at increasing stockholder value.

Intellectual Property and Other Proprietary Rights

We rely primarily on a combination of trade secret, patent, copyright and trademark laws and contractual provisions to protect our intellectual property and proprietary rights. Our trademarks include TigerLogic, yolink, Raining Data, Pick, D3, Omnis, Omnis Studio, mvEnterprise, mvBase, and mvDesigner, among others. We have two issued U.S. patents, two allowed U.S. patents, and ten pending U.S. patent applications as of March 31, 2011.

We generally license our products to end users on a “right to use” basis pursuant to license agreements that restrict use of products to a specified number of users or a specified usage. We generally rely on “click-wrap” licenses that become effective when a customer downloads and installs the software on its system or accesses and uses our software. In order to retain exclusive ownership rights to our software and technology, we generally provide our software in object code only, with contractual restrictions on copying, disclosure, and transferability. There can be no assurance that these protections will be adequate, that our license agreements will be enforceable in the United States or foreign jurisdictions, or that our competitors will not independently develop technologies that are substantially equivalent or superior to our technology.

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

Employees

At March 31, 2011, we had 97 employees worldwide of which 69 were in the United States and 28 were in our international offices. Of the 97 employees, 87 are full-time and approximately 38% are in research and development, 24% in technical support, 22% in sales and marketing and 16% in general and administrative functions. None of our employees are represented by a labor union, and we consider our employee relations to be good. Competition for qualified personnel in our industry is intense. We believe that our future success will continue to depend, in part, on our continued ability to attract, hire and retain qualified personnel.

Executive Officers

The following sets forth certain information regarding our executive officers as of March 31, 2011:

Name	Age	Position(s)
Richard W. Koe	54	Interim President and Chief Executive Officer
Thomas Lim	42	Chief Financial Officer, VP of Finance, and Secretary
John H. Bramley	54	Vice President, Operations

Mr. Koe was appointed Interim President and Chief Executive Officer on February 26, 2009. Mr. Koe joined the Board of Directors in January 2003 and has served as Chairman since December 2004. Mr. Koe has served as Managing General Partner for Astoria Capital Partners, L.P.(“Astoria”) and Montavilla Partners, L.P., both of which are investment partnerships, and as President of Astoria Capital Management (“ACM”), since July 1991. Astoria holds a majority of our outstanding common stock. Mr. Koe serves as Chairman of the Compensation Committee and the Nominating and Corporate Governance Committee and is the sole member of the Stock Committee, a subcommittee of the Compensation Committee. Mr. Koe holds a B.A. in History from the University of Oregon. Mr. Koe has significant executive leadership experience having served as President of ACM, and Managing General Partner for Astoria. and Montavilla Partners, L.P., for over 18 years. This experience, combined with over 9 years relationship with us as a major shareholder, and over seven years service on our Board of Directors, including as Chairman, uniquely qualify Mr. Koe to serve as our Interim President and Chief Executive Officer.

Mr. Lim has served as our Chief Financial Officer and Vice President of Finance since May 2006, and as Secretary since August 2006. Prior to joining us, from March 2004 to May 2006, Mr. Lim served as the Director of Finance and Controller of WageWorks, Inc., an employee benefits administration firm. Mr. Lim served as the Director of Finance of DNA Sciences, Inc., a bio-research company, from October 2002 to January 2004, and as the Corporate Controller of Certive Corporation, a software company, from June 2000 to September 2002. Mr. Lim graduated from the University of California at Berkeley, Haas School of Business with a B.S. in accounting and finance and received his M.B.A. from the University of California at Berkeley, Haas School of Business. Mr. Lim is a Certified Public Accountant in California (inactive). Mr. Lim has over 20 years of financial experience in a variety of industries, including the technology, financial services, marketing, and professional services industries.

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

We operate in a rapidly changing environment that involves numerous risks and uncertainties. A description of the risks and uncertainties associated with our business is set forth below. You should carefully consider such risks and uncertainties, together with the other information contained in this Annual Report on Form 10-K for the fiscal year ended March 31, 2011 and in our other public filings. If any of such risks and uncertainties actually occurs, our business, financial condition or operating results could differ materially from the plans, projections and other forward-looking statements included in the section titled “Management’s Discussion and Analysis of Financial Condition and Results of Operations” and elsewhere in this report and in our other public filings. In addition, if any of the following risks and uncertainties, or if any other risks and uncertainties, actually occurs, our business, financial condition or operating results could be harmed substantially, potentially causing the market price of our stock to decline, perhaps significantly. The following section lists some, but not all, of these risks and uncertainties that may have a material adverse effect on our business, financial condition or results of operation.

IF WE DO NOT DEVELOP NEW PRODUCTS AND ENHANCE EXISTING PRODUCTS TO KEEP PACE WITH RAPIDLY CHANGING TECHNOLOGY AND INDUSTRY STANDARDS, OUR REVENUE MAY DECLINE.

We have devoted significant resources to the research and development of products and technologies. We believe that our future success will depend in large part on strong research and development efforts with respect to both our existing and new products. Beginning in 2001, we began an extensive effort to leverage our Pick UDM and core intellectual property to create new product lines, which include search technology called yolink and an enterprise class XML database management server for the emerging XML market. We recently launched a new social media product called Postano. While we intend for these efforts to improve our future operating results and increase cash flow, such new products may not be successful or generate significant revenue. The development of new or enhanced software products is a complex and uncertain process requiring high levels of innovation, as well as accurate anticipation of customer and technical trends. In developing new products and services, we may fail to develop and market products that respond to technological changes or evolving industry standards in a timely or cost-effective manner, or experience difficulties that could delay or prevent the successful development, introduction and marketing of these new products. The development and introduction of new or enhanced products also requires us to manage the transition from older products in order to minimize disruptions in customer ordering patterns and to ensure that adequate supplies of new products can be delivered to meet customer demand. Failure to develop and introduce new products, or enhancements to existing products, in a timely and cost-effective manner in response to changing market conditions or customer requirements, or lack of customer acceptance of our products, will materially and adversely affect our business, results of operations and financial condition. In addition, if we acquire new technologies in the future, they could prove difficult to integrate and may disrupt our business, dilute stockholders’ value and adversely affect our operating results.

OUR FAILURE TO COMPETE EFFECTIVELY MAY HAVE AN ADVERSE IMPACT ON OUR OPERATING RESULTS.

The market for our products is highly competitive, diverse and subject to rapid change. Our products and services compete on the basis of the following key characteristics: performance; inter-operability; scalability; functionality; reliability; pricing; post sale customer support; quality; compliance with industry standards; and overall total cost of ownership. The application development tools software market is rapidly changing and intensely competitive. Our MDMS products compete with products developed by companies such as Oracle, Microsoft and IBM. Our RAD products currently encounter competition from several direct competitors, including Microsoft, and competing development environments, including JAVA. Competition is developing and evolving in the XML market for which our XDMS products are intended. Companies that do or are expected to compete in this market include Oracle, IBM, Microsoft and SAP, as well as a number of smaller companies with products that directly and indirectly compete with our XDMS products. Direct competitors of our yolink search technology include Google, Yahoo, Microsoft, AOL and Ask, as well as a number of smaller companies with products that directly and indirectly compete with our yolink search technology. Direct competitors of our Postano social media tools include Facebook and Twitter, as well as numerous smaller companies in the emerging social media marketplace. Additionally, as we expand our business, we expect to compete with a different group of companies, including smaller, highly focused companies offering single products.

The strong competition we face in the sales of our products and services and general economic and business conditions can put pressure on us to change our prices. If our competitors offer deep discounts on certain products or services or develop products that the marketplace considers more valuable, we may need to lower prices or offer other favorable terms in order to compete successfully. Any such changes may reduce margins and could adversely affect our operating results.

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

We face very strong competition from much larger and better known companies in the markets for our MDMS and RAD products. As a result, existing customers and new customers may be inclined to adopt other technologies. To maintain or grow our revenue in these markets, we will need to maintain or grow our sales to existing customers and to generate sales to new customers, including corporate development teams, commercial application developers, system integrators, independent software vendors and independent consultants. If we fail to attract new customers, if we lose our customers to competitors, or if the MDMS or RAD markets decline, our revenue may be adversely affected. In the longer term, it is expected that our revenue from the MDMS and RAD markets will eventually decline as customers adopt newer technologies.

ADVERSE ECONOMIC CONDITIONS COULD CONTINUE TO HARM OUR BUSINESS.

Our operations and performance depend significantly on worldwide economic conditions and these have deteriorated significantly in many countries and regions, including without limitation the United States and Western Europe where we derive a majority of our revenue. Unfavorable changes in economic conditions, including recession, rising inflation, diminished credit availability, declining valuation of investments or other changes in economic conditions have resulted in lower information technology spending and have adversely affected our revenue. For example, current or potential customers may have been unable to fund software purchases, potentially causing them to delay, decrease or cancel purchases of our products and services or to not pay us or to delay paying us for previously purchased products and services. Further, since we generally license our MDMS and RAD software on a per-CPU, per-server, per-port or per-user basis, any decrease in CPUs, servers, ports or users by our customers would result in a decrease in our revenue. These and other economic factors could continue to have a material adverse effect on demand for our products and services and on our financial results.

WE HAVE A HISTORY OF LOSSES AND MAY CONTINUE TO INCUR SIGNIFICANT LOSSES IN THE FUTURE.

We incurred net losses of approximately $3.0 million and $1.6 million for the fiscal years ended March 31, 2011 and 2010, respectively. We had an accumulated deficit of approximately $105.3 million as of March 31, 2011. We may continue to incur significant losses in the future for a number of reasons, including uncertainty as to the level of our future revenues and our efforts to monetize newer technologies we have developed, including yolink and Postano. We plan to continue to pursue strategic opportunities and invest in new product development. Forecasting our revenues and profitability for these new business models is inherently uncertain and volatile. We will need to generate significant increases in our revenues to achieve and maintain profitability, particularly given the current small size of our business relative to the costs associated with being a public reporting company. If our revenue fails to grow or grows more slowly than we currently anticipate or our operating expenses exceed our expectations, our losses would significantly increase which could harm our business and operating results.

OUR PRODUCTS HAVE A LONG SALES CYCLE WHICH COULD RESULT IN DELAYS IN THE RECEIPT OF REVENUE.

The sales cycle for our MDMS and RAD products typically ranges from three to nine months or longer and the sales cycle for our XDMS products is anticipated to be significantly longer since these markets are emerging and the products are still in the process of being adopted by the marketplace. The adoption cycle for our yolink search technology and Postano social media tools is anticipated to be long since the search and social media markets currently have much larger direct competitors such as Google, Yahoo, Microsoft, AOL, Ask, and Facebook and Twitter, respectively. Our products are typically used by application developers, system integrators and value added resellers to develop applications that are critical to their corporate end user’s business. Because our products are often part of an end user’s larger business process, re-engineering initiative, or implementation of client/server or web-based computing, the end users frequently view the purchase of our products as part of a long-term strategic decision regarding the management of their workforce-related operations and expenditures. Thus, this sometimes results in end users taking a significant period of time to assess alternative solutions by competitors or to defer a purchase decision as a result of an unrelated strategic issue beyond our control. As a result, a significant period of time may elapse between our research and development efforts and recognition of revenue, if any.

THE CONCENTRATION OF OUR STOCK OWNERSHIP GIVES CERTAIN STOCKHOLDERS SIGNIFICANT CONTROL OVER OUR BUSINESS.

As of May 31, 2011, Astoria beneficially owned approximately 53% of our outstanding common stock. Richard W. Koe, Chairman of the Board of Directors and our Interim President and Chief Executive Officer, serves as the Managing General Partner for ACM, a general partner of Astoria. This concentration of stock ownership allows Astoria, acting alone, to block any actions that require approval of our stockholders, including the election of members to our Board of Directors and the approval of significant corporate transactions. Moreover, this concentration of ownership may delay or prevent a change in control.

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

THE INABILITY TO PROTECT OUR INTELLECTUAL PROPERTY COULD HARM OUR ABILITY TO COMPETE.

Our ability to compete successfully will depend, in part, on our ability to protect our proprietary technology and operations without infringing upon the rights of others. We may fail to do so. In addition, the laws of certain countries in which our products are, or may be, licensed may not protect our proprietary rights to the same extent as the laws of the United States. We rely primarily on a combination of trade secret, copyright and trademark laws and contractual provisions to protect our intellectual property and proprietary rights. Our trademarks include TigerLogic, yolink, Pick, D3, Omnis, Omnis Studio, mvEnterprise, mvBase, and mvDesigner, among others. We have two issued U.S. patents, two allowed U.S. patents, and ten pending U.S. patent applications as of March 31, 2011. In addition to trademark and copyright protections, we generally license our products to end users on a “right to use” basis pursuant to license agreements that restrict use of products to a specified number of users or a specified usage.

We generally rely on “click-wrap” licenses that become effective when a customer downloads and installs software on its system or accesses and uses our software. In order to retain exclusive ownership rights to our software and technology, we generally provide our software in object code only, with contractual restrictions on copying, disclosure and transferability. There can be no assurance that these protections will be adequate, that our license agreements will be enforceable in the United States or foreign jurisdictions or that our competitors will not independently develop technologies that are substantially equivalent or superior to our technology.

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

OUR PRODUCTS MAY CONTAIN SOFTWARE DEFECTS WHICH COULD HARM OUR BUSINESS.

Our enterprise applications software, search technology, and social media tools may contain undetected errors or failures. This includes our higher risk yolink and Postano products given they are in the early stages of the product life cycle. This may result in loss of, or delay in, customer acceptance of our products and could harm our reputation and our business. Undetected errors or failures in computer software programs are not uncommon.

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

As of May 31, 2011, we had 28,123,441 outstanding shares of common stock, of which approximately 15 million shares were restricted securities held by Astoria and other holders. Restricted securities may be sold in the public market only if they are registered or if they qualify for an exemption from registration promulgated under the Securities Act. At present, all of our outstanding restricted securities may be registered or are eligible for public sale under Rule 144, subject to volume limitations and other requirements of Rule 144.

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

OUR GLOBAL OPERATIONS EXPOSE US TO ADDITIONAL RISKS AND CHALLENGES ASSOCIATED WITH CONDUCTING BUSINESS INTERNATIONALLY.

We operate on a global basis with offices or distributors in Europe, Africa, Asia, Latin America, South America, Australia and North America and development efforts in North America and Europe. Approximately 31% of our revenue for the year ended March 31, 2011 was generated from our international offices. We face several risks inherent in conducting business internationally, including but not limited to the following:

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

INEFFECTIVE INTERNAL CONTROLS COULD IMPACT OUR BUSINESS AND OPERATING RESULTS.

Our internal control over financial reporting may not prevent or detect misstatements because of its inherent limitations, including the possibility of human error, the circumvention or overriding of controls, or fraud. Even effective internal controls can provide only reasonable assurance with respect to the preparation and fair presentation of financial statements. As a smaller reporting company under the SEC rules and regulations, we are currently not subject to the requirements of independent auditor attestation of management’s assessment of our internal controls over financial reporting set forth in Section 404(b) of the Sarbanes Oxley Act of 2002 because the Dodd Frank Wall Street Reform and Consumer Protection Act signed into law on July 21, 2010 permanently exempted companies that are not “accelerated filers” or “large accelerated filers” under the SEC rules from the Section 404(b) requirements. If, in the future, we no longer qualify as a smaller reporting company and become an accelerated filer or a large accelerated filer (which may occur if the trading price of our stock, and therefore, our public float, increase significantly, as calculated on an annual basis), we will become subject to the requirements of Section 404(b) in such fiscal years. If such audit identifies any material weaknesses in our internal control over financial reporting, we may be required to provide appropriate disclosures and implement costly and time consuming remedial measures. If we fail to maintain the adequacy of our internal controls, including any failure to implement required new or improved controls, or if we experience difficulties in implementation, our business and operating results could be harmed and we could fail to meet our financial reporting obligations.

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

We currently lease approximately 15,000 square feet of office space in Irvine, California. The lease commenced in March 2010 with a 68-month term ending in October 2015, and providing for a base monthly rent of approximately $18,000 for the first year, with annual escalation to approximately $25,000 for the final year. The facility accommodates our engineering, technical support, sales, marketing, and general and administrative personnel.

Effective May 1, 2010, we entered into a three-year term lease for approximately 4,500 square feet of office space located in Mountain View, California. Total base rent over the three-year term is approximately $408,000.

Effective April 1, 2011, we entered into a 49-month term lease for approximately 7,500 square feet of office space located in Portland, Oregon. Total based rent over the 49-month term is approximately $321,000.

We own a building consisting of approximately 5,900 total square feet located on approximately six acres of land in Suffolk, England. The facility houses engineering, marketing, and technical support, and administrative personnel.

We also lease a sales and support office in each of the UK, France and Germany.

We believe that our facilities are suitable and adequate for our current needs.

ITEM 3.	Legal Proceedings

We are subject from time to time to litigation, claims and suits arising in the ordinary course of business. There were no ongoing material legal proceedings as of March 31, 2011.

ITEM 4.	[Removed and Reserved]

PART II

ITEM 5.	Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities

Market Information

Effective April 21, 2008, our common stock is traded on the Nasdaq Capital Market under the symbol “TIGR.” Prior to this date, our common stock was traded on the Nasdaq Capital Market under the symbol “RDTA.”

The following table sets forth the high and low closing prices for our common stock for the periods indicated, as reported by Nasdaq:

	High	Low
Fiscal Year 2010
First Quarter	$2.98	$1.65
Second Quarter	$2.75	$2.11
Third Quarter	$4.33	$2.48
Fourth Quarter	$3.77	$2.94

	High	Low
Fiscal Year 2011
First Quarter	$5.21	$3.20
Second Quarter	$4.85	$3.60
Third Quarter	$4.92	$4.29
Fourth Quarter	$4.87	$4.10

On March 31, 2011, the closing price for our common stock on the Nasdaq Capital Market was $4.50 and there were approximately 134 holders of record of our common stock.

There were no sales of unregistered securities during fiscal year 2011.

There were no repurchases of shares during the fourth quarter of fiscal year 2011.

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

The section entitled “Management’s Discussion and Analysis” set forth below contains forward-looking statements within the meaning of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended (the “Exchange Act”). These statements may generally be identified by the use of such words as “expect,” “anticipate,” “believe,” “intend,” “plan,” “will,” or “shall,” or the negative of those terms. We have based these forward-looking statements on our current expectations and projections about future events. Forward-looking statements involve certain risks and uncertainties and actual results may differ materially from those discussed in any such statement. Factors that could cause actual results to differ materially from such forward-looking statements include the risks described under the heading “Risk Factors” in Item 1A of this Annual Report on Form 10-K and, elsewhere in this Annual Report on Form 10-K. The forward-looking statements contained in this Annual Report on Form 10-K include, but are not limited to statements about the following: (1) our future success, (2) our research and development efforts, (3) our future operating results and cash flow, (4) our ability to compete, (5) the markets in which we operate, (6) our revenue, (7) cost of license revenue and cost of service revenue, (8) our selling and marketing costs, (9) our general and administrative expenses (10) our research and development expenses, (11) the effect of critical accounting policies,(12) the possibility that we may seek to take advantage of opportunities in the equity and capital markets, (13) our belief that our existing cash balances will be sufficient to meet our operating and capital expenditure requirements through the foreseeable future, (14) our focus on the continued development and enhancement of new product lines, including search technology and social media tools, and identification of new and emerging technology areas and discussions with channel partners for the sale and distribution of new product lines, (15) the effect of recent changes in tax laws on our financial statements, and (16) the possibility that we may seek to take advantage of strategic acquisition opportunities. All forward-looking statements in this document are made as of the date hereof, based on information available to us as of the date hereof, and we assume no obligation to update any forward-looking statement.

This discussion and analysis of the financial statements and results of operations should be read in conjunction with our audited consolidated financial statements, including the related notes thereto, contained elsewhere in this Annual Report on Form 10-K.

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

REVENUE RECOGNITION. We recognize revenue using the residual method. Under the residual method, revenue is recognized in a multiple element arrangement when company-specific objective evidence of fair value exists for all of the undelivered elements in the arrangement, but does not exist for one or more of the delivered elements in the arrangement. At the outset of the arrangement with the customer, we defer revenue for the fair value of our undelivered elements (e.g., maintenance) based on company-specific objective evidence of the amount at which such items are sold individually to our customers and recognize revenue for the remainder of the arrangement fee attributable to the elements initially delivered in the arrangement (e.g., software license) when the basic criteria of revenue recognition has been met.

Revenue attributable to an element in a customer arrangement is recognized when persuasive evidence of an arrangement exists and delivery has occurred, provided the fee is fixed or determinable, collectability is probable and the arrangement does not require significant customization of the software. If, at the outset of the customer arrangement, we determine that the arrangement fee is not fixed or determinable, we defer the revenue and recognize the revenue when the arrangement fee becomes due and payable. Service revenue relates primarily to consulting services, maintenance and training. Maintenance revenue is initially deferred and then recognized ratably over the term of the maintenance contract, typically 12 months. Consulting and training revenue is recognized as the services are performed and is usually calculated on a time and materials basis. Such services primarily consist of implementation services related to the installation of our products and do not include significant customization to or development of the underlying software code. We do not have price protection programs, conditional acceptance agreements, and sales of our products are made without right of return. For contracts that require significant modification or customization to the software in accordance with customers’ specifications, we recognize revenue using the completed-contract method. Under this method, revenue and expenses are deferred until customer acceptance of the finished product occurs. There was no revenue recognized using the completed-contract method for fiscal years 2011, 2010 or 2009.

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

EMPLOYEE STOCK-BASED COMPENSATION. Share-based compensation cost is measured at the grant date based on the value of the award and is recognized as expense over the requisite service period. We estimate the fair value of stock-based awards using a Black-Scholes valuation model. Determining the fair value of share-based awards at the grant date requires judgment, including estimating volatility, expected terms, and forfeitures. Volatility is estimated based on historical experience. Expected terms are based on historical experience and consideration of the awards’ contractual terms, vesting schedule and future expectations. Forfeitures are based on our actual forfeiture rate as well as management judgment. If actual results differ significantly from these estimates, stock-based compensation expense and our results of operations could be materially impacted. See Note 5 in the accompanying consolidated financial statements under the subheading “Stock-Based Compensation”.

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

Results of Operations

The following table sets forth certain Consolidated Statement of Operations data in total dollars, as a percentage of total net revenues and as a percentage change from the same period in the prior year. Cost of license revenues and cost of service revenues are expressed as a percentage of the related revenues. This information should be read in conjunction with the Consolidated Financial Statements included elsewhere in this Annual Report on Form 10-K.

	Year Ended March 31, 2011			Year Ended March 31, 2010			Year Ended March 31, 2009
	Results	% of Net Revenues	Percent Change	Results	% of Net Revenues	Percent Change	Results	% of Net Revenues
	(In thousands)			(In thousands)			(In thousands)
Net revenues
Licenses	$4,378	32%	4%	$4,223	30%	-21%	$5,336	33%
Services	9,292	68%	-4%	9,714	70%	-11%	10,916	67%

Total net revenues	13,670	100%	-2%	13,937	100%	-14%	16,252	100%
Operating expenses
Cost of revenues:
Cost of license revenues (as a % of license revenues)	17	0%	31%	13	0%	-55%	29	1%
Cost of service revenues (as a % of service revenues)	1,714	18%	1%	1,700	18%	3%	1,652	15%
Selling and marketing	4,637	34%	7%	4,337	31%	-20%	5,425	33%
Research and development	5,956	44%	-3%	6,140	44%	-19%	7,561	47%
General and administrative	4,175	31%	1%	4,129	30%	-19%	5,097	31%

Total operating expenses	16,499	121%	1%	16,319	117%	-17%	19,764	122%

Operating loss	(2,829)	-21%	19%	(2,382)	-17%	-32%	(3,512)	-22%
Other income (expense)-net	(1)	0%	-100%	777	6%	-147%	(1,649)	-10%

Loss before income taxes	(2,830)	-21%	76%	(1,605)	-12%	-69%	(5,161)	-32%
Income tax provision (benefit)	149	1%	-7550%	(2)	0%	-90%	(21)	0%

Net loss	$(2,979)	-22%	86%	$(1,603)	-12%	-69%	$(5,140)	-32%

REVENUE

NET REVENUE. Our revenue is derived principally from two sources: fees from software licensing and fees for post contract technical support. We generally license our database and rapid application development software primarily on a per-CPU, per-server, per-port or per-user basis. Therefore, the addition of CPU’s, servers, ports or users of existing systems increases our revenue from our installed base of licenses. Similarly, the reduction of CPU’s, servers, ports or users of existing systems decreases our revenue from our installed base of licenses. The timing of orders and customer ordering patterns has resulted in fluctuations in license revenue between quarters and year-to-year. Total revenue decreased $0.3 million or 2% and decreased $2.3 million or 14% for fiscal year 2011 and 2010, respectively, when compared with the same periods in prior years. The revenue decreases in fiscal year 2011 was primarily due to non-renewal of support services from our existing customer base as a result of the continued challenging economic conditions and customers moving to other platforms. The revenue decrease in fiscal year 2010 was primarily due to lower orders of licenses and non-renewal of support services from our existing customer base as a result of the adverse global economic conditions and customers moving to other platforms. We anticipate that revenue will continue to be adversely affected as our existing customer base, from which we derive the majority of our revenue, continues to face challenging economic conditions.

We have been actively developing and marketing our newer product lines, including yolink and Postano. Should our development efforts and the adoption of these product lines be successful, we anticipate additional revenues in future periods related to these products. However, we can give no assurances as to customer acceptance of any new products or services, or the ability of the current or any new products and services to generate revenue. While we are committed to research and development efforts that are intended to allow us to penetrate new markets and generate new sources of revenue, such efforts may not result in additional products, services or revenue.

OPERATING EXPENSES

COST OF LICENSE REVENUE. Cost of license revenue is comprised of direct costs associated with software license sales including software packaging, documentation, physical media costs and royalties. Cost of license revenue for fiscal year 2011 increased 31% when compared with fiscal year 2010 primarily due to increase in royalties relating to our new TigerLogic Dashboard product released in August 2010. Cost of license revenue for fiscal year 2010 decreased 55% when compared with fiscal year 2009 was due to decreased royalties for our main MDMS products.

COST OF SERVICE REVENUE. Cost of service revenue includes primarily personnel costs relating to providing consulting, technical support and training services. Cost of service revenue remained consistent in fiscal year 2011 when compared with fiscal year 2010. The slight increase in cost of service revenue for fiscal year 2010, when compared to fiscal year 2009, was due to increased headcount.

SELLING AND MARKETING. Selling and marketing expense consists primarily of salaries, benefits, advertising, tradeshows, travel and overhead costs for our sales and marketing personnel. Selling and marketing expense for fiscal year 2011 increased approximately $0.3 million or 7% when compared to the same period in the prior year. The increase was primarily due to higher salary expense of $0.2 million from headcount additions, higher consulting expense of $0.1 million for yolink and Postano product lines, and higher stock-based compensation expense of $0.2 million due to new stock options granted during the year. This increase was partially offset by lower marketing design expense of $0.2 million. Selling and marketing expense for fiscal year 2010 decreased approximately $1.1 million or 20% when compared to the same period in the prior year. The decrease in fiscal year 2010 was mainly due to lower salary expense of $0.8 million from headcount reductions, lower stock-based compensation expense of $0.3 million, and lower marketing expense of $0.1 million. We anticipate that selling and marketing costs related to the yolink and Postano product lines may increase as we further develop the sales channel for these products and if customer acceptance of these products increases. In addition, if our continued research and development efforts are successful, including with respect to our yolink and Postano product lines, and new products or services are created, we may incur increased sales and marketing expense to promote those new products in future periods.

RESEARCH AND DEVELOPMENT. Research and development expense consists primarily of salaries and other personnel-related expenses and overhead costs for engineering personnel including employees in the US and the UK and contractors in the US. Research and development expense decreased approximately $0.2 million or 3% and decreased approximately $1.4 million or 19% for fiscal years 2011 and 2010, respectively, when compared to the same periods in the prior years. Decrease in fiscal year 2011 was mainly due to lower facility expense. Decrease in fiscal year 2010 was mainly due to lower salary expense of $0.9 million as a result of lower headcount, lower facility expense of $0.1 million, lower stock-based compensation expense of $0.1 million, and lower consulting expense of $0.2 million. We are committed to our research and development efforts and expect research and development expenses to increase in future periods as we investigate further applications and delivery options for the yolink technology and Postano social media tools, and as we build new technology platforms for our RAD product line. Such efforts may not result in additional new products and any new products, including our recently launched Postano product line, may not generate sufficient revenue, if any, to offset the research and development expense.

GENERAL AND ADMINISTRATIVE. General and administrative expense consists primarily of costs associated with our finance, human resources, legal and other administrative functions. These costs consist principally of salaries and other personnel-related expenses, professional fees, depreciation and overhead costs. General and administrative expense for fiscal year 2011 was consistent when compared to the same period in prior year. General and administrative expense for fiscal year 2010 decreased approximately $1.0 million or 19% when compared to the same period in prior year mainly due to lower legal expense of $0.6 million as certain pending litigation matters have concluded in the 2010 fiscal year, lower consulting expense of $0.1 million, and lower personnel severance expense of $0.2 million.

OTHER INCOME (EXPENSE). Other income (expense) consists primarily of gains and losses on foreign currency transactions. Until December 2009, we have been recording the intercompany transaction gains and losses in accordance with applicable accounting guidance in determining net income for the period in which exchange rates change. Intercompany transactions and balances for which settlement is not planned or anticipated in the foreseeable future are considered to be part of the net investment in the foreign subsidiaries and the related adjustments are to be accumulated in a separate component of equity as part of other comprehensive loss. Beginning in December 2009, the effect of foreign exchange rate changes on intercompany balance outstanding as of December 8, 2009, denominated in British Pounds, are accumulated in a separate component of equity as part of other comprehensive loss based on our determination that the settlement of this intercompany balance is not planned or anticipated in the foreseeable future and is therefore considered long-term in nature. Due to this change and the fluctuation in British Pound exchange rates, other income (expense) for the fiscal year 2011 decreased to approximately $1,000 expense when compared to the same period in the prior year. Other income (expense) for fiscal year 2010 increased to $0.8 million income from $1.6 million expense in fiscal year 2009 mainly due to foreign exchange gains from a significant intercompany balance outstanding denominated in British Pound. Due to the uncertainty in exchange rates, we may experience transaction gains or losses in future periods, the effect of which cannot be predicted at this time.

PROVISION FOR INCOME TAXES. Our effective tax benefit (expense) rate was (5.3%), 0.1%, and 0.4% for fiscal years 2011, 2010, and 2009, respectively. Our effective tax rate differed from the U.S. federal statutory rate primarily due to the distribution and mixture of taxable profits in various jurisdictions carrying foreign income taxes and certain U.S. losses not recognized due to our valuation allowance. The increase in income tax provision for fiscal year 2011 when compared to fiscal year 2010 is due to higher earnings from our foreign subsidiaries, a $49,000 provision-to-return true up for our French subsidiary, and an increase in our uncertain tax position of $38,000 related to our German subsidiary. The decrease in income tax benefit for fiscal year 2010 when compared to fiscal year 2009 is primarily due to a decrease in the amount of federal refundable research and development tax credits to be claimed by us year over year.

Realization of deferred tax assets depends upon future earnings, if any, the timing and amount of which are uncertain. Accordingly, we have offset our net deferred tax assets which are not more-likely-than-not to be realized with a valuation allowance. The utilization of our net operating losses could be subject to substantial annual limitation as a result of certain future events, such as acquisition or other significant equity events, which may be deemed as a “change in ownership” under the provisions of the Internal Revenue Code of 1986, as amended, and similar state provisions. The annual limitations could result in the expiration of net operating losses and tax credits before utilization.

On February 20, 2009, the State of California passed a new law to allow taxpayers to make an election to adopt a single sales factor apportionment formula starting with the 2011 taxable year. As of March 31, 2011, we have not considered changing our sales factor apportionment in California. Should we decide to make an election in fiscal year 2012 to use a single sales factor, we will need to adjust the blended state rate used to calculate the tax effect of our deferred tax assets/liabilities, and record any impact to the financial statements in the period such decision is made. We believe that any related change to the blended state rate will not have a material impact on our financial statements.

LIQUIDITY AND CAPITAL RESOURCES

As of March 31, 2011, we had $11.4 million in cash. We believe that our existing cash balances will be sufficient to meet our operating and capital expenditure requirements for the remainder of the fiscal year ending March 31, 2012 and through the foreseeable future. We are committed to research and development and marketing efforts that are intended to allow us to penetrate new markets and generate new sources of revenue and improve operating results. However, our research and development and marketing efforts have required, and will continue to require, cash outlays without the immediate or short-term receipt of related revenue. Our ability to meet our expenditure requirements is dependent upon our future financial performance, and this will be affected by, among other things, prevailing economic conditions, our ability to penetrate new markets and attract new customers, market acceptance of our new and existing products and services, the success of research and development efforts and other factors beyond our control.

On December 7, 2009, we entered into an amendment to our lease agreement dated November 9, 2004 with The Irvine Company relating to the office space in Irvine, California. The amendment modified certain terms of the original lease as follows: (a) the lease term was extended to October 31, 2015; (b) the lease completely terminated as to the approximately 14,000 square foot portion of the premises from the original 29,000 square feet space; and (c) commencing on March 1, 2010, the total base rent over the new lease amendment term was approximately $1.5 million. The annual base rent ranges from approximately $215,000 during the first year to approximately $299,000 during the last year of the lease. The rent expense is being recognized on a straight line basis over the new lease term.

Effective May 1, 2010, we entered into a three-year term lease for approximately 4,500 square feet of office space located in Mountain View, California. Total base rent over the three-year term is approximately $408,000.

Effective April 1, 2011, we entered into a 49-month term lease for approximately 7,500 square feet of office space located in Portland, Oregon. Total based rent over the 49-month term is approximately $321,000.

We had no material commitments for capital expenditures as of March 31, 2011.

Net cash used by operating activities was $1.4 million, $1.5 million, and $1.7 million for fiscal years ended March 31, 2011, 2010, and 2009, respectively. The slight decrease in net cash used by operating activities during fiscal year 2011 when compared to the same period in prior year was primarily due to higher collection of account receivable balance, partially offset by lower revenue and higher selling and marketing expense. The slight decrease in net cash used by operating activities during fiscal year 2010 when compared to the same period in prior year was primarily due to improvements in operating expenses, partially offset by lower revenue. Net cash used in investing activities was $0.3 million, $0.3 million and $0.6 million for fiscal years ended March 31, 2011, 2010 and 2009, respectively. Higher cash used in investing activities in fiscal year 2009 was due to higher expenditures related to equipment purchased for development and launch of the yolink search technology. Net cash provided by financing activities was $0.5 million, $1.9 million and $0.7 million for fiscal years ended March 31, 2011, 2010 and 2009, respectively. Net cash provided by financing activities was primarily due to proceeds derived from the exercise of stock options, mainly by our former Chief Executive Officer during fiscal year 2010, and corresponding issuance of common stock.

OFF-BALANCE SHEET ARRANGEMENTS

We did not have any off-balance sheet liabilities or transactions as of March 31, 2011.

CONTRACTUAL OBLIGATIONS

The following table summarizes our contractual obligation as of March 31, 2011, and the effect such obligation is expected to have on our liquidity and cash flows in future periods:

	Payments Due by Period (in thousands)
	Total	Less than 1 year	1-3 years	3-5 years	More than 5 years
Operating Leases	$1,976	$594	$1,201	$181	$—

The table above does not include the new Portland, Oregon office space lease entered into effective April 1, 2011 that consists of total base rent of approximately $321,000 over a 49-month term.

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

Our Adjusted EBITDA were negative $1.5 million or negative 11%, negative $1.0 million or negative 7%, and negative $1.7 million or negative 10% of total net revenue, for the years ended March 31, 2011, 2010 and 2009, respectively. The decrease in fiscal year 2011 Adjusted EBITDA as compared to fiscal year 2010 was mainly due to lower revenue for support services and higher selling and marketing expense for our newer yolink and Postano product lines. The improvement in fiscal 2010 Adjusted EBITDA as compared to fiscal 2009 was a result of lower operating expenses. The following table reconciles Adjusted EBITDA to the GAAP reported net loss:

TIGERLOGIC CORPORATION AND SUBSIDIARIES

RECONCILIATION OF ADJUSTED EBITDA TO NET LOSS

(In thousands)

	For the Years Ended March 31,
	2011	2010	2009
Reported net loss	(2,979)	$(1,603)	$(5,140)
Depreciation and amortization	364	374	416
Stock-based compensation	1,007	1,053	1,415
Interest (income) expense-net	—	1	(147)
Other (income) expense-net	1	(778)	1,796
Income tax provision (benefit)	149	(2)	(21)

Adjusted EBITDA	$(1,458)	$(955)	$(1,681)

Our Adjusted EBITDA financial information can also be reconciled to net cash used in operating activities as follows:

TIGERLOGIC CORPORATION AND SUBSIDIARIES

RECONCILIATION OF ADJUSTED EBITDA TO NET CASH USED IN OPERATING ACTIVITIES

(In thousands)

	For the Years Ended March 31,
	2011	2010	2009
Net cash used in operating activities	$(1,429)	$(1,489)	$(1,685)
Interest (income) expense-net	0	1	(147)
Other (income) expense-net	1	(778)	1,796
Change in trade accounts receivable	(221)	(12)	(790)
Change in other current and non-current assets	80	(39)	(27)
Change in accounts payable	(1)	(30)	215
Change in accrued liabilities	24	424	264
Change in deferred revenue	84	258	443
Foreign currency exchange gain (loss)	7	648	(1,801)
Provision for (recovery of) bad debt	(3)	62	51

Adjusted EBITDA	$(1,458)	$(955)	$(1,681)

ITEM 7A.	Quantitative and Qualitative Disclosures About Market Risk

We are a smaller reporting company and are not required to provide the information required by this item.

ITEM 8.	Financial Statements and Supplementary Data

Our consolidated financial statements, including the notes thereto, together with the report of KPMG LLP, independent registered public accounting firm, thereon are presented as a separate section of this Annual Report on Form 10-K, and the following are attached hereto beginning on Page 41 and are incorporated herein by reference:

ITEM 9.	Changes in and Disagreements With Accountants on Accounting and Financial Disclosure

None.

ITEM 9A.	Controls and Procedures

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

A material weakness is a deficiency (within the meaning of the Public Company Accounting Oversight Board’s Auditing Standard No. 5), or combination of deficiencies in internal control over financial reporting, such that there is a reasonable possibility that a material misstatement of our annual or interim financial statements will not be prevented or detected on a timely basis.

Our management evaluated the effectiveness of our internal control over financial reporting using the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission in Internal Control-Integrated Framework. Based on our evaluation, our management concluded that our internal control over financial reporting was effective as of March 31, 2011.

This Annual Report on Form 10-K does not include an attestation report of our registered public accounting firm regarding internal control over financial reporting as we are a smaller reporting company and are not required to provide such a report.

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

The following table sets forth as of March 31, 2011, the name, age, and position of the directors, the year in which they joined the Board of Directors and the year in which their term expires:

Name of Director	Age	Position	Director Since	Term Expires(1)
Richard W. Koe(2)(4)(5)	54	Chairman, Interim President and Chief Executive Officer	2003	2012
Gerald F. Chew(2)(3)(4)	51	Director	1998	2013
Douglas G. Marshall(2)(3)(4)	54	Director	1998	2011
Philip D. Barrett(3)	54	Director	2007	2011
Douglas G. Ballinger	51	Director	2009	2012

(1)	Each term ends on the date of the Annual Meeting of Stockholders held following the fiscal year ending on March 31 of such year.

(2)	Member of the Compensation Committee.

(3)	Member of the Audit Committee.

(4)	Member of the Nominating and Corporate Governance Committee.

(5)	Member of the Stock Committee, a subcommittee of the Compensation Committee.

The following is a description of the background of each director as of March 31, 2011:

Mr. Koe was appointed Interim President and Chief Executive Office on February 26, 2009. Mr. Koe joined the Board of Directors in January 2003 and has served as Chairman since December 2004. Mr. Koe has served as Managing General Partner for Astoria and Montavilla Partners, L.P., both of which are investment partnerships, and as President of ACM, since July 1991. Astoria holds a majority of our outstanding common stock. Mr. Koe holds a B.A. in History from the University of Oregon. Mr. Koe serves as Chairman of the Compensation Committee and the Nominating and Corporate Governance Committee and is the sole member of the Stock Committee, a subcommittee of the Compensation Committee. Mr. Koe has significant executive leadership experience having served as President of ACM, and Managing General Partner for Astoria and Montavilla Partners, L.P., for over 18 years. This experience, combined with over 9 years relationship with us as a major shareholder, and over seven years of service on our Board of Directors, including as Chairman, uniquely qualify Mr. Koe to continue to serve as our Interim President and Chief Executive Officer, and our director.

Mr. Chew joined the Board in July 1998. Since October 2003, Mr. Chew has served as Managing Director of Bridgetown Associates LLC, an investment advisory firm. In addition, from September 2008 to June 2010, Mr. Chew served as a Senior Vice President at IHS, Inc. (NYSE: IHS), a leading global source of critical information and insight. Mr. Chew served as President and Chief Operating Officer of MDSI Mobile Data Solutions Inc. (Nasdaq: MDSI; TSE: MMD) (“MDSI”), a provider of mobile workforce management solutions, from April 2001 to March 2002 and served as a director of MDSI from 1995 until April 2001. Mr. Chew holds a B.S. in Electrical Engineering from the University of California, Davis and an M.B.A. from the Amos Tuck School of Business Administration at Dartmouth College. Mr. Chew is also an advisor to several private companies. Mr. Chew serves as Chairman of the Audit Committee and serves on the Compensation Committee and the Nominating and Corporate Governance Committee. The Board believes Mr. Chew’s extensive senior executive experience in publicly listed technology companies, combined with his 12 years of service as a director on our Board, qualify Mr. Chew to continue to serve as our director.

Mr. Marshall joined the Board in July 1998. Mr. Marshall joined Addison Avenue Federal Credit Union as its Chief Marketing Officer in July 2008 and subsequently has taken on responsibility for the Retail and Operations groups as well. From November 2001 to June 2008, Mr. Marshall held senior management positions at Washington Mutual, a financial services company, most recently as Senior Vice President of Deposit Strategy and Payment Products. From August 1994 to November 2001, Mr. Marshall held a number of marketing positions at Bank of America (NYSE: BAC), including as Senior Vice President of Brand Management. Mr. Marshall holds a B.A. in English and Business from Seattle Pacific University and an M.B.A. from the University of Washington. Mr. Marshall serves on the Audit Committee, Compensation Committee and the Nominating and Corporate Governance Committee. The Board believes Mr. Marshall’s significant senior management and marketing experience, combined with his 12 years of service as a director on our Board, qualifies Mr. Marshall to continue to serve as our director.

Mr. Barrett joined the Board in November 2007. Mr. Barrett is the Chairman and co-owner of Machine Sciences Corporation, a private company he co-founded in July 2001 that specializes in the manufacturing of high precision machined parts for the aerospace and optics industries. Mr. Barrett also serves as Managing Partner of Barrett Hill Vineyards and Winery, a private company he founded in March 2005. In addition, Mr. Barrett has been a private investor since 1995. In July 1998, Mr. Barrett was appointed a director of Omnis Technology Corporation and served as its Chairman from December 1998 until its merger with PickAx, Inc. in November 2000 to form Raining Data Corporation. From January 1995 to November 1998, Mr. Barrett served as President and Owner of Oregon Pro Sport, a company that managed professional sports teams. From January 1991 to February 1994, Mr. Barrett served as President and co-owner of Supra Products, Inc., a manufacturer of high technology access control systems that was sold to Berwind Industries and General Electric in September 1994. Mr. Barrett received his B.A. in Accounting from Seattle Pacific University and his M.B.A. from the University of Rhode Island. Mr. Barrett currently teaches a Business Leadership course at Corban University as an adjunct professor. Mr. Barrett serves on the Audit Committee. The Board believes Mr. Barrett’s broad entrepreneurship and technology experience qualifies Mr. Barrett to continue to serve as our director.

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

Section 16(a) Beneficial Ownership Reporting Compliance

Section 16(a) of the Exchange Act requires our officers, directors and persons who own more than ten percent of a registered class of our equity securities to file certain reports of ownership with the SEC. To our knowledge, based solely on a review of the copies of such reports furnished to us and written representations that no other reports were required during the fiscal year ended March 31, 2011, all reports required to be filed during the fiscal year ended March 31, 2011 pursuant to Section 16(a) of the Exchange Act by directors, executive officers and 10% beneficial owners were timely filed, except for a single Form 4 filed late for each of Mr. Ballinger, Mr. Barrett, Mr. Chew, and Mr. Marshall in connection with automatic option grants to our non-employee directors following the Annual Meeting of Stockholders held on February 24, 2011.

Code of Ethics

We have adopted a Code of Ethics for Principal Executive and Senior Financial Officers, which is posted on our Internet website at www.tigerlogic.com. We will post any amendments or waivers, if and when approved or granted, of our Code of Ethics on our website at www.tigerlogic.com.

ITEM 11.	Executive Compensation

Summary Compensation Table

The following table sets forth the compensation of our named executive officers, which consist of (i) all persons serving as the chief executive officer during the fiscal year ended March 31, 2011 and (ii) the two most highly compensated executive officers serving as such at the end of the fiscal year ended March 31, 2011, in addition to the chief executive officer.

Name and Principal Position	Year	Salary ($)(1)		Bonus ($)		Option Awards ($)(2)		All Other Compensation ($)		Total ($)
Richard W. Koe,	2011	$240,000		$100,000	(3)	$—		$288	(4)	$340,288
Interim President and Chief Executive Officer	2010	$240,000		$—		$—		$11,975	(5)	$251,975

Thomas Lim,	2011	200,000		70,000	(3)	—		240	(4)	270,240
CFO, Vice President, Finance, and Secretary	2010	187,500	(6)	70,000	(7)	45,923	(6)	261	(4)	303,684

John H. Bramley,	2011	185,000		40,000	(3)	—		222	(4)	225,222
Vice President, Operations	2010	185,000		62,500	(7)	—		255	(4)	247,755

(1)	Includes base salary amounts earned in each fiscal year. Includes amounts (if any) contributed at the named executive officer’s option under our 401(k) plan.

(2)	Amounts shown do not reflect cash compensation actually received by the named executive officers. Instead, the amounts shown reflect the grant date fair value of options awarded in the fiscal year. The assumptions used to calculate the value of the option awards are set forth in the notes to the accompanying consolidated financial statements (see Note 5, under the subheading “Stock-Based Compensation”). No shares were forfeited in any of the fiscal years presented of option awards received by the named executive officers. The material terms of each option grant are further described in the footnotes to the “Outstanding Equity Awards at Fiscal Year-End Table” below.

(3)	Represents a discretionary bonus earned by the named executive officer in the fiscal year ended March 31, 2011, but paid in April 2011.

(4)	Represents insurance premiums paid by us with respect to life insurance for the benefit of the named executive officer.

(5)	Includes (a) reimbursement of $11,673 for insurance premiums paid by Mr. Koe with respect to health insurance coverage; and (b) $302 of insurance premiums paid by us with respect to life insurance for the benefit of Mr. Koe.

(6)	On September 29, 2009, the Board approved a compensation adjustment for Mr. Lim to increase his base annual salary from $175,000 to $200,000 effective that same date, and approved a stock option award to Mr. Lim to purchase up to 25,000 shares of our common stock under our 2009 Equity Incentive Plan. The salary amount represents six months at the previous annual salary rate of $175,000 plus six months at the adjusted annual salary rate of $200,000. The option award was granted on September 29, 2009 at that date’s closing market price of $2.50 per share.

(7)	Represents a discretionary bonus earned by the named executive officer in the fiscal year ended March 31, 2010, but paid in April 2010.

Outstanding Equity Awards at Fiscal Year End Table

The following table summarizes the outstanding equity awards held by each named executive officer as of March 31, 2011. The named executive officers did not exercise any options during the fiscal year ended March 31, 2011.

	Option Awards
Name	Number of Securities Underlying Unexercised Options (#) Exercisable(1)		Number of Securities Underlying Unexercised Options (#) Unexercisable(1)		Option Exercise Price ($)	Option Expiration Date(1)
Richard W. Koe	—		—		$—
Thomas Lim	150,000	(2)	—		3.25	5/30/2016
	93,750		6,250	(3)	2.70	6/12/2017
	9,374		15,626	(4)	2.50	9/29/2019
John H. Bramley	79,084	(5)	—		5.39	7/11/2011
	50,000	(6)	—		3.08	1/27/2015
	100,000	(7)	—		2.53	1/30/2017

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

(2)	This option was granted on May 30, 2006, vesting over four years, and was fully vested as of March 31, 2011.

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

(5)	This option was granted on July 11, 2001, vesting over four years, and was fully vested as of March 31, 2011.

(6)	This option was granted on January 27, 2005, vesting over four years, and was fully vested as of March 31, 2011.

(7)	This option was granted on January 30, 2007, vesting over four years, and was fully vested as of March 31, 2011.

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

On April 8, 2009, in connection with the prior appointment of Richard W. Koe as Interim President and Chief Executive Officer, we entered into an employment agreement with Mr. Koe. The employment agreement provides that Mr. Koe will receive base compensation of $240,000 per year beginning April 1, 2009, and that from his start date of February 26, 2009 until March 31, 2009, he received the minimum salary required by applicable law. We will reimburse Mr. Koe for his monthly payments for health insurance coverage for him, his spouse and his dependents, and Mr. Koe will also be eligible to participate in our other, customary, employee benefit plans, including dental, vision, and disability insurance plans. In the event the Board of Directors appoints a new President and Chief Executive Officer and Mr. Koe’s employment with us is terminated, Mr. Koe will be entitled to a lump sum payment equal to three months base salary, provided Mr. Koe agrees to execute and not revoke a release of claims agreement in a form acceptable to us. During his employment with us, Mr. Koe will continue to serve as the President of ACM, as the Managing General Partner of Astoria, and as a director on our Board of Directors.

Effective April 23, 2006, we entered into an offer letter agreement with Mr. Lim (the “Lim Offer Letter”). On December 18, 2008, the Board approved an amendment to the Lim Offer Letter primarily to bring the agreement into compliance with Section 409A of the Internal Revenue Code of 1986, as amended, and the regulations and other guidance promulgated thereunder. The amendment to the Lim Offer Letter provided for the removal of certain noncompetition provisions and the elimination of acceleration of equity awards other than in connection with a change of control. In accordance with the terms of the amended agreement, in the event that Mr. Lim is terminated as a result of an involuntary termination, other than for cause or disability, within twelve (12) months after a change of control, one hundred percent (100%) of the shares subject to the options granted to him shall be vested on the date of Mr. Lim’s termination. In the event that Mr. Lim is terminated for any reason other than for cause, Mr. Lim shall receive a lump sum severance payment equal to six (6) months of his annual base salary as then in effect, and except for the acceleration of vesting provided in the event of a change of control, the vesting of his stock options shall cease as of the date of his termination. Mr. Lim’s receipt of severance benefits will be contingent upon his signing and not revoking a general release in a commercially customary form prescribed by us, his compliance with the non-solicitation provisions set forth in his offer letter and his compliance with our Employment Confidential Information, Invention Assignment, and Arbitration Agreement.

DIRECTOR COMPENSATION

We reimburse directors for travel and other out-of-pocket expenses incurred in attending Board meetings. Until June 2009, we did not pay cash compensation to our directors. On June 3, 2009, the Board approved a compensation program for the non-employee members of the Board effective that same date that provides for the following cash payments. Each non-employee director will be entitled to receive $1,000 for each Board meeting attended in-person; $500 for each Board meeting attended telephonically; and $250 for each meeting of the Committees of the Board. On April 7, 2010, the Board adopted a compensation program for the non-employee members of the Board effective that same date that provides for: (1) the continuation of the cash payments for meeting attendance that was adopted on June 3, 2009 as described above, and (2) an equity incentive compensation for their services on the Board and the Committees of the Board. Under the equity incentive compensation program, each non-employee director will receive an annual stock option grant of 10,000 shares of our common stock on the first business day immediately following the date of each Annual Meeting of Stockholders. Any non-employee director newly elected to the Board will receive an initial stock option grant of 25,000 shares of our common stock on the first business day immediately following the date of the election. A director first elected to the Board at any Annual Meeting will receive the initial grant, but not the annual grant on the date following the Annual Meeting at which he or she will have been elected. All of the options granted to non-employee directors will vest monthly over a three-year period and, in accordance with our existing policy, will be subject to 100% acceleration in the event of a Corporate Transaction, as described below.

Richard W. Koe, our Chairman and Interim President and Chief Executive Officer, is not eligible to participate in this compensation program for so long as he is an employee of ours.

The Board will annually evaluate and consider whether to maintain or modify the compensation program for the non-employee directors.

Director Compensation Table

The following table sets forth the compensation for our directors for the fiscal year ended March 31, 2011.

Name	Fees Earned or Paid in Cash ($)(1)	Option Awards ($)(2)		Total ($)
Richard W. Koe(3)	$—	$—		$—
Gerald F. Chew	5,000	30,157	(4)	35,157
Douglas G. Marshall	5,000	30,157	(5)	35,157
Philip D. Barrett	4,750	30,157	(6)	34,907
Douglas G. Ballinger	2,000	30,157	(7)	32,157

(1)	Represents cash payments made to each non-employee director for attending Board and Committee meetings in the fiscal year ended March 31, 2011, in accordance with the compensation program described above.

(2)

Amounts shown do not reflect cash compensation actually received by the directors. Instead, the amounts shown reflect the grant date fair value of options awarded in the fiscal year ended March 31, 2011. The assumptions used to calculate the value of the option awards are set forth in the notes to the accompanying consolidated financial statements (see Note 5, under the subheading “Stock-Based Compensation”). For all options awarded to directors, 100% of the shares subject to the options granted may immediately vest in the event of a Corporate Transaction, defined as any of the following transactions: (a) a merger or consolidation in which we are not the surviving entity, except for a transaction the principal purpose of which is to change the state in which we are incorporated; (b) the sale, transfer or other disposition of all or substantially all of our assets (including the capital stock of subsidiary corporations); (c) approval by our stockholders of any plan or proposal for our complete liquidation or dissolution; (d) any reverse merger in which we are the surviving entity but in which securities possessing more than fifty percent (50%) of the total combined voting power of our outstanding securities are transferred to a person or persons different from those who held such securities immediately prior to such merger; or (e) acquisition by any person or related group of persons (other than us or by an employee benefit plan sponsored by us) of beneficial ownership (within the meaning of Rule 13d-3 of the Exchange Act) of securities possessing more than fifty percent (50%) of the total combined voting power of our outstanding securities.

(3)	Mr. Koe’s security ownership is described in Item 12 hereof. Mr. Koe was appointed as Interim President and Chief Executive Officer on February 26, 2009. Mr. Koe continues to serve as Chairman of the Board.

(4)	Corresponds to an option grant on February 25, 2011 for 10,000 shares that vest monthly over three years, subject to Mr. Chew’s continued service. Mr. Chew held a total of 150,000 outstanding option awards as of March 31, 2011.

(5)	Corresponds to an option grant on February 25, 2011 for 10,000 shares that vest monthly over three years, subject to Mr. Marshall’s continued service. Mr. Marshall held a total of 150,000 outstanding option awards as of March 31, 2011.

(6)	Corresponds to an option grant on February 25, 2011 for 10,000 shares that vest monthly over three years, subject to Mr. Barrett’s continued service. Mr. Barrett held a total of 60,000 outstanding option awards as of March 31, 2011. Mr. Barrett’s security ownership is described further in Item 12 hereof.

(7)	Corresponds to an option grant on February 25, 2011 for 10,000 shares that vest monthly over three years, subject to Mr. Ballinger’s continued service. Mr. Ballinger held a total of 60,000 outstanding option awards as of March 31, 2011.

ITEM 12.	Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters

The following table sets forth, as of May 31, 2011, certain information with respect to the beneficial ownership of our voting securities by (i) any person (including any “group” as that term is used in Section 13(d)(3) of the Exchange Act) known by us to be the beneficial owner of more than five percent (5%) of any class of our voting securities, (ii) each director, (iii) each of the named executive officers, and (iv) all of our current directors and executive officers as a group. As of May 31, 2011, there were 28,123,441 shares of issued and outstanding common stock. In computing the number and percentage of shares beneficially owned by a person, shares of common stock subject to options currently exercisable, or exercisable within sixty (60) days of May 31, 2011, are counted as outstanding, but these shares are not counted as outstanding for computing the percentage ownership of any other person.

Name and Address(1)	Number of Shares of Common Stock	Percent of Total Common Stock
5% Stockholders
Richard W. Koe(2)	14,959,556	53.2%
Astoria Capital Partners L.P.(3)	14,894,956	53.0%

Directors and Named Executive Officers
Philip D. Barrett(4)	300,711	1.1%
Gerald F. Chew(5)	119,304	*
Douglas G. Marshall(6)	113,134	*
Douglas G. Ballinger(7)	24,304	*
Thomas Lim(8)	267,482	*
John H. Bramley(9)	240,038	*
All directors and executive officers as a group (7 persons)(10)	16,024,529	55.5%

*	Represents less than 1.0%

(1)

Except as otherwise indicated below, we believe the persons whose names appear in the table above have sole voting and investment power with respect to all shares of stock shown as beneficially owned by them, subject to applicable community property laws. Unless otherwise indicated below, the address of each beneficial owner listed in the table is c/o TigerLogic Corporation, 25A Technology Drive, Suite 100, Irvine, California 92618.

(2)	Shares above consist of 14,894,956 shares of Common Stock beneficially owned by Astoria, and 64,600 shares of Common Stock beneficially owned by Mr. Koe and ACM through an investment fund managed by ACM. Mr. Koe is the President and sole stockholder of ACM and Mr. Koe and ACM are the General Partners of Astoria. The Board appointed Mr. Koe as Interim President and Chief Executive Officer effective February 26, 2009. Mr. Koe also serves as Chairman of the Board.

(3)	The principal address of Astoria is 1675 SW Marlow Avenue, Suite 315, Portland, Oregon 97225.

(4)	Amount includes 244,141 shares of Common Stock owned by the Philip and Debra Barrett Charitable Trust; 29,141 shares of Common Stock owned by the Philip Barrett Family Charitable Trust; and options to purchase 27,429 shares of Common Stock exercisable within 60 days of May 31, 2011 held by Mr. Barrett. Mr. Barrett serves as a trustee for each Trust.

(5)	Includes options to purchase 89,304 shares of Common Stock exercisable within 60 days of May 31, 2011, held by Mr. Chew.

(6)	Includes options to purchase 89,304 shares of Common Stock exercisable within 60 days of May 31, 2011, held by Mr. Marshall.

(7)	Includes 24,304 shares of Common Stock exercisable within 60 days of May 31, 2011, held by Mr. Ballinger.

(8)	Includes options to purchase 264,582 shares of Common Stock exercisable within 60 days of May 31, 2011, held by Mr. Lim.

(9)	Includes options to purchase 231,584 shares of Common Stock exercisable within 60 days of May 31, 2011, held by Mr. Bramley.

(10)	Includes an aggregate of 726,507 shares of Common Stock issuable upon exercise of options exercisable within 60 days of May 31, 2011.

Information Regarding Equity Compensation Plans

All of our equity compensation plans have been approved by our stockholders. Our equity compensation plans and activities are more fully discussed in the notes to the consolidated financial statements in Item 8 of this Annual Report on Form 10-K.

Equity Compensation Plan Information

	March 31, 2011
Plan Category	Number of securities to be issued upon exercise of outstanding options, warrants and rights		Weighted-average exercise price of outstanding options, warrants and rights	Number of securities remaining available for future issuance under equity compensation plans (excluding securities reflected in column (a))
	(a)		(b)	(c)
Equity compensation plans approved by security holders	2,534,226	(1)	$3.32	4,859,881	(2)
Equity compensation plans not approved by security holders	N/A		N/A	N/A

Total	2,534,226			4,859,881

(1)

Represents shares of common stock that may be issued pursuant to outstanding options granted under the following plans: 1,580,426 shares under the 1999 Stock Option Plan (“1999 Plan”) and 953,800 shares under the 2009 Equity Incentive Plan (“2009 Plan”). On February 25, 2009, at the 2009 Annual Meeting, our stockholders approved the 2009 Plan; following which the 1999 Plan was terminated, except as to options then issued and outstanding.

(2)	Represents shares of common stock that may be issued pursuant to options available for future grant under the following plans: 4,486,093 shares under the 2009 Plan and 373,788 shares of common stock available for purchase by employees under the 2001 Employee Stock Purchase Plan. The total number of shares available for issuance under the 2009 Plan at adoption date is based on the number of shares that have been reserved but not issued under the 1999 Plan, the shares under the 1999 Plan which expired, were cancelled or were forfeited, and the annual share reserve increase. Included in the 2009 Plan is the provision for the annual automatic share reserve increase on the last day of each fiscal year in an amount equal to the lesser of (a) 3% of our total outstanding shares on the last day of our fiscal year, (b) 2,000,000, or (c) such lesser amount as determined in the sole and absolute discretion of the Board. On March 31, 2011, 843,059 shares (equivalent to 3% of our total outstanding shares on March 31, 2011) were added to the 2009 Plan reserve balance under the annual automatic share increase provisions; this increase is included in the 2009 Plan available shares balance above.

ITEM 13.	Certain Relationships and Related Transactions, and Director Independence

The offer letter agreement between us and Mr. Lim, and the employment agreement between us and Mr. Koe may be found under the caption “Employment Contracts and Termination of Employment and Change-in-Control Arrangements” in Item 11 hereof. In addition, we have entered into an expense reimbursement agreement with Astoria, our largest stockholder, in connection with Mr. Koe’s appointment as our Interim President and Chief Executive Officer, pursuant to which we agreed to reimburse Astoria for a portion of overhead costs and expenses related to the use by Mr. Koe of Astoria’s premises and office equipment while performing his employment duties for us. The agreement will terminate 90 days after Mr. Koe is either no longer employed by us or is no longer performing services for us from Astoria’s premises. Mr. Koe also serves as President of Astoria. Since the start of the agreement on April 1, 2009, we have reimbursed Astoria approximately $7,100 per month. Effective April 1, 2011, we entered into a new office lease in Portland, Oregon, and as a result, the expense reimbursement agreement with Astoria will terminate effective June 30, 2011.

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

The Board has determined that all of our directors, other than Mr. Koe, are “independent” for purposes of the applicable rules and regulations of the Securities and Exchange Commission (the “SEC”) and the applicable rules of the Nasdaq listing standards. We rely on the Nasdaq Listing Rule 5615(c)(2) because Mr. Koe serves on both the Compensation Committee and the Nominating and Corporate Governance Committee. We are a “Controlled Company” as defined in such Rule because more than 50% of the voting power is held by Astoria. The Board has determined that the members of the Audit Committee are “independent” for purposes of the applicable rules and regulations of the SEC and the applicable rules of the Nasdaq listing standards. The Board has determined that the members of the Compensation Committee, other than Mr. Koe, are “independent” for purposes of the applicable rules and regulations of the SEC and the applicable rules of the Nasdaq listing standards. The Board has determined that the members of the Corporate Governance and Nominating Committee, other than Mr. Koe, are “independent” for purposes of the applicable rules and regulations of the SEC and the applicable rules of the Nasdaq listing standards.

ITEM 14.	Principal Accounting Fees and Services

The following table presents the aggregate fees billed for the indicated services performed by KPMG LLP during the 2011 and 2010 fiscal years.

	2011	2010
Audit Fees	$462,152	$476,531
Audit-Related Fees	—	—
Tax Fees	8,322	68,139
All Other Fees	—	—

Total	$470,474	$544,670

Audit Fees. Audit Fees relate to professional services rendered in connection with the audit of our annual financial statements, quarterly review of financial statements included in our 10-Q, and audit services provided in connection with other statutory and regulatory filings.

Audit-Related Fees. Audit-related fees include assurance and related services that are reasonably related to the performance of the audit or review of our financial statements, but which are not reported under “Audit Fees.” We did not incur any “Audit-Related Fees” in the fiscal years ended March 31, 2011 and 2010.

Tax Fees. Tax Fees include professional services related to tax compliance, tax advice and tax planning and transfer pricing consultation, including the preparation of federal and state tax returns.

All Other Fees. All other fees consist of fees billed for all other products and services. We did not incur any “All Other Fees” in the fiscal years ended March 31, 2011 and 2010.

The Audit Committee pre-approved all of the services provided by KPMG LLP in fiscal years 2011 and 2010. Pursuant to the Audit Committee Charter, the Audit Committee must pre-approve audit and non-audit services to be provided to us by the independent auditor, or subsequently approve non-audit services in those circumstances where a subsequent approval is necessary and permissible.

The Audit Committee has determined that the rendering of all the services described above by KPMG LLP was compatible with maintaining the auditors’ independence.

PART IV

ITEM 15.	Exhibits and Financial Statement Schedules

(a)(1) Financial Statements

The following documents are filed as a part of the report:

•	Report of Independent Registered Public Accounting Firm

•	Consolidated Balance Sheets as of March 31, 2011 and March 31, 2010

•	Consolidated Statements of Operations for the fiscal years ended March 31, 2011, 2010 and 2009

•	Consolidated Statements of Cash Flows for the fiscal years ended March 31, 2011, 2010 and 2009

•	Consolidated Statements of Stockholders’ Equity and Comprehensive Loss for the fiscal years ended March 31, 2011, 2010, and 2009

•	Notes to Consolidated Financial Statements

(a) (2) Financial Statement Schedules

None

(b) Exhibits

Exhibit	Description
3.1	Amended and Restated Certificate of Incorporation of the Registrant dated November 29, 2005 (included as Exhibit 3.1 to the Registrant’s Form 8-K filed with the Commission on November 30, 2005 and incorporated herein by reference).

3.2	Amended and Restated Bylaws of the Registrant, dated November 7, 2007 (included as Exhibit 3.1 to the Registrant’s Form 8-K filed with the Commission on November 13, 2007 and incorporated herein by reference).

3.3	Certificate of Designations dated March 31, 1999, as corrected (included as Exhibit 3.1 to the Registrant’s Form 8-K filed with the Commission on April 5, 1999 and incorporated herein by reference).

3.4	Certificate of Ownership and Merger dated April 17, 2008 (included as Exhibit 3.1 to the Registrant’s Form 8-K filed with the Commission on April 21, 2008 and incorporate herein by reference).

3.5	Composite Certificate of Incorporation (included as Exhibit 3.2 to the Registrant’s Form 8-K filed with the Commission on April 21, 2008 and incorporated herein by reference).

4.1	Registration Rights Agreement by and among the Registrant, Astoria Capital Partners, L.P., Harrison H. Augur, Keogh MP and Robert D. van Roijen dated as of December 4, 2000 (included as Exhibit 4.3 to the Registrant’s Form 10-QSB filed with the Commission on August 13, 2002 and incorporated herein by reference), as amended on April 1, 2003 (see Exhibit 4.2 below).

4.2	Sixth Amendment to the Registration Rights Agreement by and among the Registrant, Astoria Capital Partners, L.P., Harrison H. Augur, Keogh MP and Robert D. van Roijen dated as of April 1, 2003 (included as Exhibit 4.3 to the Registrant’s Form 10-KSB filed with the Commission on June 6, 2003 and incorporated herein by reference).

4.3	Registration Rights Agreement by and between the Registrant and Astoria Capital Partners, L.P., dated as of September 27, 2001, as amended on April 3, 2002 (included as Exhibit 4.2 to the Registrant’s Form 10-QSB filed with the Commission on August 13, 2002 and incorporated herein by reference).

Exhibit	Description

4.4	Third Amendment to Registration Rights Agreement by and between the Registrant and Astoria Capital Partners, L.P., dated as of September 27, 2001, as amended on January 30, 2003 (included as Exhibit 4.3 to the Registrant’s Form 8-K filed with the Commission on January 30, 2003 and incorporated herein by reference).

4.5	Specimen Common Stock Certificate (included as Exhibit 4.1 to the Registrant’s Form 8-K filed with the Commission on April 21, 2008 and incorporated herein by reference).

10.1*	1999 Stock Option Plan, as amended on November 28, 2005, Form of Notice of Stock Option Agreement and Form of Stock Option Agreement (included as Exhibit 10.1 to the Registrant’s Form 8-K filed with the Commission on November 30, 2005 and incorporated herein by reference).

10.2*	2001 Employee Stock Purchase Plan as amended on December 28, 2001 (included as Exhibit 10.1 to the Registrant’s Form 10-QSB filed with the Commission on March 21, 2002 and incorporated herein by reference).

10.3*	Form of Indemnification Agreement entered into with officers and directors of Registrant (included as Exhibit 10.2 to the Registrant’s Form 10-QSB filed with the Commission on March 21, 2002 and incorporated herein by reference).

10.4	Lease Agreement dated November 9, 2004 between Registrant and The Irvine Company (included as Exhibit 10.1 to the Registrant’s Form 10-QSB filed with the Commission on November 9, 2004 and incorporated herein by reference), as amended on December 7, 2009 (see Exhibit 10.10 below).

10.5*	Offer Letter, dated April 22, 2006, between the Registrant and Thomas G. Lim (included as Exhibit 10.1 to the Registrant’s Form 8-K filed with the Commission on April 27, 2006 and incorporated herein by reference), as amended on December 18, 2008 (see Exhibit 10.6 below).

10.6*	Amendment to Offer Letter dated December 18, 2008 by and between the Registrant and Thomas G. Lim (included as Exhibit 10.2 to the Registrant’s Form 8-K filed with the Commission on December 19, 2008 and incorporated herein by reference).

10.7*	TigerLogic Corporation 2009 Equity Incentive Plan and form of stock option agreement thereunder (included as Exhibit 10.1 to the Registrant’s Form 8-K filed with the Commission on February 26, 2009 and incorporated herein by reference).

10.8*	Employment Agreement dated April 8, 2009 between the Registrant and Richard W. Koe (included as Exhibit 10.1 to the Registrant’s Form 8-K filed with the Commission on April 9, 2009 and incorporated herein by reference).

10.9*	Separation and Consulting Agreement dated February 26, 2009 by and between the Registrant and Carlton H. Baab (included as Exhibit 10.14 to the Registrant’s Form 10-K filed with the Commission on June 24, 2009 and incorporated herein by reference).

10.10	First Amendment dated December 7, 2009 to Lease Agreement dated November 9, 2004 between the Registrant and The Irvine Company LLC (included as Exhibit 10.13 to the Registrant’s Form 10-Q filed with the Commission on February 11, 2010 and incorporated herein by reference).

21.1	Subsidiaries of the Registrant.

23.1	Consent of Independent Registered Public Accounting Firm.

24.1	Power of Attorney (included in the signature page and incorporated herein by reference).

31.1	Certification of Chief Executive Officer Pursuant to Rule 13a-14(a)/15d-14(a), as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

Exhibit	Description

31.2	Certification of Chief Financial Officer Pursuant to Rule 13a-14(a)/15d-14(a), as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1	Certification of Chief Executive Officer and Chief Financial Officer Pursuant to 18 U.S.C. 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

*	Indicates management contracts or compensatory plans and arrangements filed pursuant to Item 601 of Regulation S-K under the Exchange Act.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

TIGERLOGIC CORPORATION

By:	/s/ THOMAS LIM
Thomas Lim Chief Financial Officer

Date:	June 22, 2011

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

Signatures	Title	Date

/s/ RICHARD W. KOE Richard W. Koe	Director, Interim President and Chief Executive Officer (Principal Executive Officer)	June 22, 2011

/s/ THOMAS LIM Thomas Lim	Chief Financial Officer (Principal Financial and Accounting Officer)	June 22, 2011

/s/ GERALD F. CHEW Gerald F. Chew	Director	June 22, 2011

/s/ DOUGLAS G. MARSHALL Douglas G. Marshall	Director	June 22, 2011

/s/ PHILIP D. BARRETT Philip D. Barrett	Director	June 22, 2011

/s/ DOUGLAS G. BALLINGER Douglas G. Ballinger	Director	June 22, 2011

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

The Board of Directors and Stockholders

TigerLogic Corporation:

We have audited the accompanying consolidated balance sheets of TigerLogic Corporation and subsidiaries as of March 31, 2011 and 2010, and the related consolidated statements of operations, cash flows, and stockholders’ equity and comprehensive loss for each of the years in the three-year period ended March 31, 2011. These consolidated financial statements are the responsibility of TigerLogic Corporation’s management. Our responsibility is to express an opinion on these consolidated financial statements based on our audits.

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

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of TigerLogic Corporation and subsidiaries as of March 31, 2011 and 2010, and the results of their operations and their cash flows for each of the years in the three-year period ended March 31, 2011, in conformity with U.S. generally accepted accounting principles.

/s/    KPMG LLP

Mountain View, California

June 22, 2011

TIGERLOGIC CORPORATION AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS

(In thousands, except share data)

	March 31, 2011	March 31, 2010
ASSETS

Current assets
Cash	$11,354	$12,492
Trade accounts receivable, less allowance for doubtful accounts of $11 in 2011 and $26 in 2010	756	954
Other current assets	421	412

Total current assets	12,531	13,858
Property, furniture and equipment-net	699	766
Goodwill	26,388	26,388
Deferred tax assets	304	379
Other assets	116	113

Total assets	$40,038	$41,504

LIABILITIES AND STOCKHOLDERS’ EQUITY

Current liabilities
Accounts payable	$205	$192
Accrued liabilities	1,682	1,686
Deferred revenue	4,283	4,314

Total current liabilities	6,170	6,192
Commitments and contingencies

Stockholders’ equity
Series A convertible preferred stock: $1.00 par value; 5,000,000 shares authorized; none issued or outstanding at March 31, 2011 and 2010	—	—
Common stock: $0.10 par value; 100,000,000 shares authorized; 28,101,991 and 27,927,114 issued and outstanding as of March 31, 2011 and 2010, respectively	2,810	2,793
Additional paid-in-capital	133,995	132,543
Accumulated other comprehensive income	2,312	2,246
Accumulated deficit	(105,249)	(102,270)

Total stockholders’ equity	33,868	35,312

Total liabilities and stockholders’ equity	$40,038	$41,504

See accompanying notes to the consolidated financial statements.

TIGERLOGIC CORPORATION AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF OPERATIONS

For the Years Ended March 31, 2011, 2010 and 2009

(In thousands, except per share data)

	2011	2010	2009
Net revenues
Licenses	$4,378	$4,223	$5,336
Services	9,292	9,714	10,916

Total net revenues	13,670	13,937	16,252

Operating expenses
Cost of license revenues	17	13	29
Cost of service revenues	1,714	1,700	1,652
Selling and marketing	4,637	4,337	5,425
Research and development	5,956	6,140	7,561
General and administrative	4,175	4,129	5,097

Total operating expenses	16,499	16,319	19,764

Operating loss	(2,829)	(2,382)	(3,512)
Other income (expense)
Interest income (expense)-net	—	(1)	147
Other income (expense)-net	(1)	778	(1,796)

Total other income (expense)	(1)	777	(1,649)

Loss before income taxes	(2,830)	(1,605)	(5,161)
Income tax provision (benefit)	149	(2)	(21)

Net loss	$(2,979)	$(1,603)	$(5,140)

Basic and diluted net loss per share	$(0.11)	$(0.06)	$(0.19)

Shares used in computing basic and diluted net loss per share	28,005	27,305	26,600

See accompanying notes to the consolidated financial statements.

TIGERLOGIC CORPORATION AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS

For the Years Ended March 31, 2011, 2010 and 2009

(In thousands)

	2011	2010	2009
Cash flows from operating activities:
Net loss	$(2,979)	$(1,603)	$(5,140)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization of long-lived assets	364	374	416
Provision for (recovery from) bad debt	3	(62)	(51)
Stock-based compensation expense	1,007	1,053	1,415
Change in deferred tax assets	149	(2)	(21)
Foreign currency exchange (gain) loss	(7)	(648)	1,801
Change in assets and liabilities:
Trade accounts receivable	221	12	790
Other current and non-current assets	(80)	39	27
Accounts payable	1	30	(215)
Accrued liabilities	(24)	(424)	(264)
Deferred revenue	(84)	(258)	(443)

Net cash used in operating activities	(1,429)	(1,489)	(1,685)

Cash used in investing activities-purchase of property, furniture and equipment	(266)	(264)	(573)

Cash flows from financing activities:
Proceeds from exercise of stock options	379	1,851	586
Proceeds from issuance of common stock	83	75	144

Net cash provided by financing activities	462	1,926	730

Effect of exchange rate changes on cash	95	37	(255)

Net increase (decrease) in cash	(1,138)	210	(1,783)
Cash at beginning of year	12,492	12,282	14,065

Cash at end of year	$11,354	$12,492	$12,282

Non-cash financing activities:
Conversion of debt to common stock	$—	$—	$977

See accompanying notes to the consolidated financial statements.

TIGERLOGIC CORPORATION AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY AND COMPREHENSIVE LOSS

For the Years Ended March 31, 2011, 2010 and 2009

(In thousands, except share amounts)

	Common Stock		Additional Paid-In Capital	Accumulated Other Comprehensive Income	Accumulated Deficit	Stockholders’ Equity	Comprehensive Loss
	Shares	Amount
Balances March 31, 2008	26,252,319	$2,625	$126,610	$1,367	$(95,527)	$35,075
Stock option and purchase plan issuances	249,782	28	702			730
Stock-based compensation			1,415			1,415
Conversion of debt to common stock	195,400	20	957			977
Net loss					(5,140)	(5,140)	$(5,140)
Foreign currency translation adjustments				1,494		1,494	1,494

Comprehensive loss							$(3,646)

Balances March 31, 2009	26,697,501	$2,673	$129,684	$2,861	$(100,667)	$34,551
Stock option and purchase plan issuances	1,229,613	120	1,806			1,926
Stock-based compensation			1,053			1,053
Net loss					(1,603)	(1,603)	$(1,603)
Foreign currency translation adjustments				(615)		(615)	(615)

Comprehensive loss							$(2,218)

Balances March 31, 2010	27,927,114	$2,793	$132,543	$2,246	$(102,270)	$35,312
Stock option and purchase plan issuances	174,877	17	445			462
Stock-based compensation			1,007			1,007
Net loss					(2,979)	(2,979)	$(2,979)
Foreign currency translation adjustments				66		66	66

Comprehensive loss							$(2,913)

Balances March 31, 2011	28,101,991	$2,810	$133,995	$2,312	$(105,249)	33,868

See accompanying notes to the consolidated financial statements.

TIGERLOGIC CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

1. Organization

TigerLogic Corporation’s (the “Company”) principal business is the design, development, sale, and support of software infrastructure, Internet search enhancement tools, known as yolink, and a social media content aggregation platform, known as Postano. The Company’s software infrastructure products, including XDMS, MDMS, and RAD software tools, are sold to in-house corporate development teams, commercial application developers, system integrators, independent software vendors, value added resellers and independent consultants. The Company’s yolink and Postano product lines are targeted to customers ranging from companies to bloggers and individuals active in social media. In addition to computer software products, the Company provides continuing maintenance and customer support and, to a lesser extent, professional services and training.

2. Summary of Significant Accounting Policies

Significant accounting policies applied in the preparation of the accompanying consolidated financial statements of the Company are as follows:

Principles of Consolidation—The accompanying consolidated financial statements include the accounts of the Company and its wholly owned subsidiaries. All significant intercompany balances and transactions have been eliminated.

Revenue Recognition—The Company recognizes revenue using the residual method. Under the residual method, revenue is recognized in a multiple element arrangement when company-specific objective evidence of fair value exists for all of the undelivered elements in the arrangement, but does not exist for one or more of the delivered elements in the arrangement. At the outset of the arrangement with the customer, the Company defers revenue for the fair value of its undelivered elements (e.g., maintenance) based on company-specific objective evidence of the amount at which such items are sold individually to its customers and recognizes revenue for the remainder of the arrangement fee attributable to the elements initially delivered in the arrangement (e.g., software license) when the basic criteria of revenue recognition has been met.

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

TIGERLOGIC CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

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

Interest and penalties would accrue if the uncertain tax position were not sustained. Interest would start to accrue in the period it would begin accruing under the relevant tax law, and the amount of interest expense to be

TIGERLOGIC CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

recognized would be computed by applying the applicable statutory rate of interest to the difference between the tax position recognized and the amount previously taken or expected to be taken in a tax return. Penalties would accrue in the first period in which the position was taken (or is expected to be taken) on a tax return that would give rise to the penalty. Interest and penalties are classified as income tax expense. Unrecognized tax benefits and the related interest and penalty exposure would result in recognition of a liability. This liability is separate from the deferred tax component on the balance sheet and would be classified as long-term unless payment is expected within the next twelve months. See note 7 for a description of the impact of this adoption on our consolidated financial position and results of operations.

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

Stock-Based Compensation—Effective April 1, 2006, the Company adopted the Financial Accounting Standard Board (“FASB”) guidance on fair value recognition provisions of share-based payment ASC Topic 718. This guidance generally requires share-based payments, including grants of stock options and other equity awards, to be recognized in the consolidated financial statements based on their fair values. In addition, this guidance requires the benefits of tax deductions in excess of recognized compensation expense to be reported as a financing cash flow, rather than as an operating cash flow as prescribed under previous accounting rules. In its adoption, the Company elected to use the modified prospective method, under which compensation expense is recognized for all share-based awards granted after March 31, 2006 and for all awards granted prior to April 1, 2006, that were unvested on the date of adoption, as adjusted for estimated forfeitures. The Company recognizes compensation expense for share-based awards ratably over the vesting period and purchase period, respectively.

Net Loss Per Share—Basic and diluted loss per share is computed using the net loss and the weighted average number of common shares outstanding during the period. Potential dilutive common shares include, for all of the periods presented, outstanding stock options. There were 2,534,226, 2,689,036, and 4,088,635 outstanding options to purchase shares of the Company’s common stock with exercise prices ranging from $0.85 to $17.00 per share as of March 31, 2011, 2010 and 2009, respectively. The total of these items were not included in the computation of diluted loss per share because their effect would have been anti-dilutive.

Concentration of Credit Risk—The Company supports computer software systems worldwide in diversified industries, primarily through system integrators and value added resellers. On an ongoing basis, the Company performs credit evaluations of its customer’s financial condition and generally requires no collateral. No single customer accounted for more than 10% of revenues during the fiscal years ended March 31, 2011, 2010 and 2009.

Foreign Currency Translation—The local currency is used as the functional currency for purposes of translating the financial statements of the Company’s foreign subsidiaries into the reporting currency. Assets and liabilities of these subsidiaries are translated at the exchange rate in effect at each year-end. Income statement accounts are translated at the average rate of exchange prevailing during the year. Translation adjustments arising from the use of differing exchange rates from period to period are included in accumulated other comprehensive income (loss) in stockholders’ equity. Gains and losses resulting from foreign currency transactions are included in other income (expense).Through November of 2009, the British Pound was weakening against the U.S. Dollar, creating a foreign exchange gain for the Company related to a significant intercompany outstanding balance denominated in British Pound. Beginning in December 2009, foreign exchange gains and losses on the outstanding intercompany balance denominated in British Pound are being accumulated in a separate component of equity based on the Company’s determination that the settlement of this intercompany balance is not planned or anticipated in the foreseeable future.

TIGERLOGIC CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

The Company’s revenues generated through its offices located outside of the United States of America were approximately 31%, 32% and 32% of total revenue for the fiscal year ended March 31, 2011, 2010 and 2009, respectively.

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

Recoverability of assets to be held and used is measured by a comparison of the carrying amount of an asset to estimated undiscounted future cash flows expected to be generated by the asset. If the carrying amount of an asset exceeds its estimated future cash flows, an impairment charge is recognized in the amount by which the carrying amount of the asset exceeds the fair value of the asset. Assets to be disposed of would be separately presented in the balance sheet and reported at the lower of the carrying amount or fair value less costs to sell, and are no longer depreciated. The assets and liabilities of a disposal group classified as held for sale would be presented separately in the appropriate asset and liability sections of the balance sheet.

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

Recently Issued Accounting Standards

In October 2009, the FASB issued an update to existing guidance on revenue recognition for certain arrangements with multiple deliverables that are not subject to the software revenue recognition accounting guidance. The amendments in this update allow companies to allocate consideration received for qualified separate deliverables using estimated selling price for both delivered and undelivered items when vendor-specific objective evidence or third-party evidence is unavailable. Additional disclosures discussing the nature of multiple element arrangements, the types of deliverables under the arrangements, the general timing of their delivery, and significant factors and estimates used to determine estimated selling prices are required. The Company plans to

TIGERLOGIC CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

adopt this update prospectively for new revenue arrangements entered into or materially modified in the fiscal year beginning April 1, 2011. The Company does not expect this guidance to have a material impact on the consolidated financial statements.

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

3. FAIR VALUE MEASUREMENT

As the Company maintains all cash in demand deposit accounts, there were no cash equivalents on our balance sheets as of March 31, 2011 or March 31, 2010. The carrying amounts of accounts receivable and accounts payable approximate fair value because of the short-term maturity of these instruments. There were no nonfinancial assets or liabilities that required recognition or disclosure at fair value on a nonrecurring basis on our balance sheets as of March 31, 2011 or March 31, 2010.

4. Property, Furniture and Equipment

Property, furniture and equipment at March 31 consisted of (in thousands):

	2011	2010
Land and buildings	$687	$646
Office equipment, furniture and fixtures	5,321	5,225

Total	6,008	5,871
Accumulated depreciation and amortization	(5,309)	(5,105)

Property, furniture and equipment, net	$699	$766

5. Stockholder’s Equity

Series A Convertible Preferred Stock

The Company had 5,000,000 shares of Series A convertible preferred stock (“Series A”) authorized and no shares of Series A issued and outstanding at March 31, 2011 and 2010.

Common Stock

The Company had 100,000,000 shares of common stock authorized and 28,101,911and 27,927,114 shares of common stock issued and outstanding as of March 31, 2011 and 2010, respectively.

Stock Options

On February 25, 2009, the shareholders voted to approve and the Company adopted the 2009 Equity Incentive Plan (“2009 Plan”). The 2009 Plan provides for the granting of stock options, restricted stock, and restricted stock units to directors, employees and consultants. In conjunction with the adoption of the 2009 Plan,

TIGERLOGIC CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

the Company terminated all other plans, except as to options then issued and outstanding under such plans. The total number of shares available for issuance under the 2009 Plan at adoption date is based on the number of shares that have been reserved but not issued under the 1999 Stock Plan (“1999 Plan”), the shares under the 1999 Plan which expired, were cancelled or were forfeited, and the annual share reserve increase. Included in the 2009 Plan is the provision for the annual automatic share reserve increase on the last day of each fiscal year in an amount equal to the lesser of (a) 3% of the Company’s total outstanding shares on the last day of the Company’s fiscal year, (b) 2,000,000, or (c) such lesser amount as determined in the sole and absolute discretion of the Board. The annual increase for the year ended March 31, 2011 was 843,059 shares. At March 31, 2011, total number of shares available for issuance under the 2009 Plan was 5,439,893 shares. Stock options are generally granted with an exercise price equal to the stock’s fair market value at the date of grant. All options under the 2009 Plan have ten-year terms and generally vest ratably over a period of four years.

Employee Stock Purchase Plan

On December 12, 2001, the Board of Directors approved the Company’s 2001 Employee Stock Purchase Plan (the “ESPP”) to provide employees of the Company with an opportunity to purchase common stock of the Company through accumulated payroll deductions. The maximum number of shares of common stock made available for sale under the ESPP is 1,000,000 shares. The offer periods of six months’ duration commence each February 15 and August 15. An employee may contribute between 1% and 10% of their compensation, not to exceed $21,250 per calendar year. Individual employee share purchases are limited to 1,500 shares per offer period. Employees are able to purchase the stock at an amount equal to 85% of the market value of a share of common stock on the enrollment date or on the exercise date, whichever is lower. Through March 31, 2011, 626,212 shares had been issued to employees under the ESPP. For the year ended March 31, 2011, 27,755 shares of common stock were issued under the ESPP. As of March 31, 2011, employee withholdings under the ESPP aggregated $17,616.

Stock-Based Compensation

Effective April 1, 2006, the Company adopted FASB guidance on fair value recognition provisions of share-based payment Topic 718 using the modified prospective method and began recognizing stock-based compensation based on an estimate of an award’s fair value. The Company estimates the fair value of stock options granted and ESPP purchase rights using the Black-Scholes option-pricing model and a single option award approach. Under this approach, the compensation expense for awards that have a graded vesting schedule is recognized on a straight-line basis over the requisite service period. When estimating forfeitures, the Company considers voluntary termination behavior as well as analysis of actual option forfeitures. The forfeiture rate used when calculating the value of stock options in 2011 and 2010 was 13% for each year.

The Company estimated the fair value of its stock options and ESPP purchase rights using the following assumptions:

	Years Ended March 31,
	2011		2010
	Stock options	ESPP purchase rights	Stock options	ESPP purchase rights

Expected term	6.5 Years	0.5 Years	6.5 Years	0.5 Years
Expected volatility	74%	73%	85%	84%
Risk-free interest rate	2.57%	0.17%	2.80%	0.18%
Dividend yield	0%	0%	0%	0%
Forfeiture rate	13%	0%	13%	0%

TIGERLOGIC CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

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

Dividend Yield—No dividends are expected to be paid.

Total stock-based compensation expense included in the audited consolidated statements of operations is as follows (in thousands):

	Years Ended March 31,
	2011	2010	2009
Cost of revenue	$68	$62	$43
Operating expense:
Selling and marketing	342	179	464
Research and development	308	377	496
General and administrative	289	435	412

Total stock-based compensation expense	1,007	1,053	1,415
Income tax benefit	—	—	—

Net stock-based compensation expense	$1,007	$1,053	$1,415

As of March 31, 2011, there was approximately $1.2 million of total unrecognized compensation cost related to nonvested share-based compensation arrangements granted under the plans. That cost is expected to be recognized over a weighted-average period of 2.3 years.

Stock option activity was as follows for fiscal year 2011:

	Number of Shares	Weighted Average Exercise Price	Weighted Average Remaining Contractual Term in Years	Aggregate Intrinsic Value
Options outstanding as of March 31, 2010	2,689,036	$3.29
Granted	198,500	$4.49
Exercised	(147,122)	$2.57
Forfeited	(57,095)	$4.18
Expired	(149,093)	$4.79

Options outstanding as of March 31, 2011	2,534,226	$3.32	5.9	$3,374,573

Vested and expected to vest at March 31, 2011	2,440,935	$3.32	5.8	$3,248,444

Exercisable at March 31, 2011	1,887,906	$3.32	5.1	$2,534,767

TIGERLOGIC CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

The aggregate intrinsic value in the table above represents the difference between the exercise price of the underlying awards and the quoted price of our common stock for the options that were in-the-money at March 31, 2011. During the year ended March 31, 2011, the aggregate intrinsic value of options exercised under the 1999 and 2009 Plan was $243,330 determined as of the date of option exercise. Weighted-average grant-date fair values of the options granted during the years ended March 31, 2011, 2010, and 2009 were $2.98, $1.91, and $3.96, respectively.

Retirement Plans

The Company sponsors a 401(k) Savings and Retirement Plan (“the Plan”) for substantially all of its employees in the United States. Employees meeting the eligibility requirements may contribute specified percentages of their salaries. The Company’s Board of Directors, in its sole discretion, may make discretionary profit-sharing contributions at 50% of the employees’ contributions up to 4% of the employees’ total compensation, to the Plan. There were no discretionary annual contributions made to the Plan for the years ended March 31, 2011, 2010 and 2009.

The Company sponsors the Raining Data UK Limited Retirement Benefits Scheme (“RDUKL Plan”) for substantially all of its employees in the United Kingdom. The RDUKL Plan is a defined contribution plan that provides retirement benefits upon attaining normal retirement age, and incidental benefits in the case of death or termination of employment prior to retirement. Raining Data UK contributes an amount ranging from 3% to 8% of each participant’s compensation to fund such benefits. In addition, participants are entitled to make voluntary contributions under the RDUKL Plan. The Company contributed approximately $39,000, $51,000 and $68,000 to the RDUKL Plan for the years ended March 31, 2011, 2010 and 2009, respectively.

6. Related Party Transactions

Carlton Baab resigned as President and Chief Executive Officer and as a Director on February 26, 2009. In connection with his departure, Mr. Baab entered into a separation and consulting agreement with the Company, dated February 26, 2009 (the “Agreement”). Pursuant to the Agreement, the Company provided certain benefits to Mr. Baab, including: (i) a lump sum payment equal to one year of base salary ($248,000) on August 27, 2009; (ii) reimbursement of COBRA premiums for dental and vision insurance for 12 months starting March 2009; and (iii) and reimbursement of health insurance premiums for 12 months starting March 2009. Mr. Baab served as a consultant to the Company through August 27, 2009, and the Company paid Mr. Baab a total of $124,000 during the consulting period. The stock option granted to Mr. Baab’s on May 10, 2006 continued to vest through the end of the consulting period and expired on September 26, 2009. The Agreement contains a mutual release of claims and a mutual non-disparagement provision.

The Company entered into an expense reimbursement agreement with Astoria, its largest stockholder, in connection with Richard Koe’s appointment as our Interim President and Chief Executive Officer, pursuant to which the Company agreed to reimburse Astoria for a portion of overhead costs and expenses related to the use by Mr. Koe of Astoria’s premises and office equipment while performing his employment duties for the Company. The agreement will terminate 90 days after Mr. Koe is either no longer employed by the Company or is no longer performing services for the Company from Astoria’s premises. Mr. Koe also serves as President of Astoria. Since the start of the agreement on April 1, 2009, the Company has reimbursed Astoria approximately $7,100 per month. Effective April 1, 2011, the Company entered into a new office lease in Portland, Oregon, and as a result, the expense reimbursement agreement with Astoria will terminate effective June 30, 2011.

TIGERLOGIC CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

7. Income Taxes

The Company’s geographical breakdown of its loss before provision for income taxes is as follows:

	Years Ended December 31,
(in thousands)	2011	2010	2009
Current
Domestic	(3,232)	(1,824)	(5,376)
Foreign	401	219	215

Loss before provision for taxes	(2,831)	(1,605)	(5,161)

The components of the provision for income taxes are as follows:

	Years Ended December 31,
(in thousands)	2011	2010	2009
Current
Federal	1	(9)	(25)
State	(2)	(2)	(24)
Foreign	56	—	3

Total current provision	55	(11)	(46)

Deferred
Federal	—	—	—
State	—	—	—
Foreign	94	10	25

Total deferred provision	94	10	25

Total	149	(1)	(21)

Reconciliations of the provisions for income taxes at the statutory rates to the Company’s provisions for income taxes are as follows:

	2011	2010	2009
Expected U.S. Federal tax expense (benefit)	(34.0)%	(34.0)%	(34.0)%
State taxes	(4.3)%	(4.3)%	(8.1)%
Foreign taxes	5.2%	3.6%	(0.7)%
Change in valuation allowance	41.0%	(157.0)%	21.8%
Research and experimentation credit	(9.2)%	(12.3)%	(5.3)%
Expiration of net operating losses	—%	171.2%	3.8%
Stock-based compensation expense	6.1%	28.9%	5.4%
Other	0.5%	3.8%	16.7%

Actual effective tax rate	5.3%	(0.1)%	(0.4)%

TIGERLOGIC CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Significant components of the Company’s net deferred tax assets are as follows at March 31:

(in thousands)	2011	2010	2009
Deferred Tax Assets:
Net operating loss carryforwards	$19,035	$19,572	$18,663
Accruals and allowances recognized in different periods	162	391	280
Research and experimentation credit carryforwards	4,937	5,619	5,327
Property and equipment	138	173	115
Stock-based compensation expense	688	498	596
Other	—	—	1

Total deferred assets	24,960	26,253	24,982
Less valuation allowance	(24,519)	(25,733)	(24,492)

Total deferred assets	441	520	490
Deferred tax liabilities-currency translation adjustment	(137)	(139)	(107)
Deferred tax liabilities-Other	—	(2)	—

Net deferred tax asset	$304	$379	$383

Recognition of deferred tax assets is appropriate when realization of these assets is more likely than not. Based upon the weight of available evidence, including the Company’s historical operating performance and the recorded cumulative net losses in prior fiscal periods, the Company has provided a full valuation allowance against its U.S. deferred tax assets and United Kingdom deferred tax assets. The Company’s valuation allowance decreased by $1.2 million in the year ended March 31, 2011 and increased by $1.2 million and $1.0 million in the years ended March 31, 2010 and 2009, respectively.

The Company has incurred operating losses in all periods to date and, accordingly, has not recorded a provision for income taxes for any of the periods presented other than provisions for certain state taxes and foreign income taxes. In connection with the Company’s adoption of ASC 718, we use the “with-and-without” approach described in ASC740 (EITF Topic No. D-32), “Intraperiod Tax Allocation of the Tax Effect of Pretax Income from Continuing Operations,” to determine the recognition and measurement of excess tax benefits. Accordingly, the Company has elected to recognize excess income tax benefits from stock option exercises in additional paid in capital only if an incremental income tax benefit would be realized after considering all other tax attributes presently available to the Company.

As of March 31, 2011, the Company had U.S. federal, state and foreign net operating loss carryforwards of approximately $52.2 million, $15.3 million and $4.8 million, respectively. Of these amounts, $2.3 million and $1.5 million represent federal and state tax deductions in excess of recognized stock option compensation, respectively, and will be recorded as an adjustment to additional paid-in capital when they reduce taxes payable. If unused, the federal net operating loss carryforwards will begin to expire in 2012, the state net operating loss carryforwards will begin to expire in 2015. Foreign net operating losses may be carried forward indefinitely.

The Company uses the ‘with-and-without’ approach to determine the recognition and measurement of excess tax benefits. Accordingly, the Company has elected to recognize excess income tax benefits from stock option exercises in additional paid in capital only if an incremental income tax benefit would be realized after considering all other tax attributes presently available to the Company.

As of March 31, 2011, the Company had U.S. federal and state tax credit carryforwards of approximately $3.0 million and $3.0 million, respectively. The federal credit will expire beginning in 2012, if not utilized.

TIGERLOGIC CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

California state research and development credits can be carried forward indefinitely. For those foreign subsidiaries where the Company intends to permanently reinvest earnings, no U.S. income or foreign tax withholding has been provided for in deferred income taxes. There is no unrecognized deferred tax liability related to undistributed earnings due to cumulative losses sustained by these foreign subsidiaries.

As of March 31, 2011, the Company had gross unrecognized tax benefits of approximately $103,000, all of which would impact the effective tax rate if recognized. As of March 31, 2010, the Company had gross unrecognized tax benefits of approximately $119,000, of which $2,000 would impact the effective tax rate if recognized. As of March 31, 2009, the Company had gross unrecognized tax benefits of approximately $125,000, of which $8,000 would impact the effective tax rate if recognized. Amount of interest accrued at March 31, 2011 was $7,000. While it is often difficult to predict the final outcome of any particular uncertain tax position, management does not believe that it is reasonably possible that the estimates of unrecognized tax benefits will change significantly in the next twelve months.

A reconciliation of the beginning and ending amount of unrecognized tax benefits is as follows:

	Years Ended March 31,
	2011	2010	2009
Balance at April 1	$119,000	$125,000	$174,000
Additions based on tax positions taken during a prior period
Reductions based on tax positions taken during a prior period	$(16,000)	$(6,000)	$(49,000)
Additions based on tax positions taken during the current period
Reductions based on tax positions taken during the current period

Balance at March 31	$103,000	$119,000	$125,000

The Company files consolidated and separate income tax return in the U.S. federal jurisdiction and in certain state jurisdictions as well as foreign jurisdictions including France, Germany, and the United Kingdom. The Company is subject to income tax examinations for fiscal years after 2007 for France, fiscal years after 2004 for Germany, and fiscal years after 2004 for the United Kingdom. As a result of net operating loss carryforwards, the Company is subject to audit for fiscal years 1997 and forward for federal purposes and 2000 and forward for California purposes. The Company is currently under audit in Germany for fiscal years 2005 to 2007.

Recently enacted tax laws may also affect the tax provision on the company’s financial statements. On February 20, 2009, the State of California passed a new law to allow taxpayers to make an election to adopt a single sales factor apportionment formula starting with the 2011 taxable year. As of March 31, 2011, the Company has not considered changing its sales factor apportionment in California. Should the Company decide to make an election in 2012 to use single sales factor, the Company will need to adjust the blended state rate used to calculate the tax effect of its deferred tax assets/liabilities, and record any impact to the financial statements in the period such decision is made. Management of the Company believes that any related change to the blended state rate will not have a material impact to the Company’s financial statements.

TIGERLOGIC CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

8. Commitments and Contingencies

Leases

The Company leases office space and certain equipment under noncancelable operating lease agreements with terms expiring through 2016. Rent expense related to operating these leases is recognized ratably over the entire lease term. The Company is required to pay property taxes, insurance and normal maintenance costs.

Future minimum lease payments under noncancelable operating leases with initial or remaining lease terms in excess of one year as of March 31, 2011 are as follows (in thousands):

Years Ending March 31,	Operating Leases

2012	$594
2013	485
2014	355
2015	361
2016 and thereafter	181

Total minimum lease payments	$1,976

Rent expense of $766,000, $1,093,000 and $1,342,000 was recognized in 2011, 2010 and 2009, respectively.

Litigation

The Company is subject from time to time to litigation, claims and suits arising in the ordinary course of business. There were no material ongoing legal proceedings as of March 31, 2011.

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

TIGERLOGIC CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

9. Segment Information

The Company operates in one reportable segment. International operations consist primarily of foreign sales offices selling software developed in the United States combined with local service revenue. The following table summarizes consolidated financial information of the Company’s operations by geographic location (in thousands):

	Years Ended March 31,
	2011	2010	2009
Net revenue
North America	$9,388	$9,505	$11,003
Europe/Africa	4,282	4,432	5,249

Total	$13,670	$13,937	$16,252

	March 31,
	2011	2010	2009
Long-lived assets
North America	$27,029	$27,180	$27,317
Europe/Africa	478	466	464

Total	$27,507	$27,646	$27,781

The Company operates in one reportable segment and is engaged in the design, development, sale, and support of the following software product lines: 1) Yolink, 2) XDMS, 3) MDMS, 4) RAD and 5) Postano. To date, the Company has not recognized any material revenue relating to our yolink and Postano products and revenue from our XDMS product line has been insignificant. The following table represents the net revenue from the Company’s segment by product line (in thousands):

	Years Ended March 31,
	2011	2010	2009
Net revenue
Databases (XDMS and MDMS)	$9,672	$9,895	$11,987
RAD Software Tools	3,998	4,042	4,265

Total	$13,670	$13,937	$16,252

10. Accrued Liabilities

Components of accrued liabilities at March 31 are as follows (in thousands):

	2011	2010
Payroll and related costs	$1,116	$1,308
Professional fees	160	68
Accrued taxes	151	108
Other	255	202

Total accrued liabilities	$1,682	$1,686

EXHIBIT INDEX

Exhibit	Description
3.1	Amended and Restated Certificate of Incorporation of the Registrant dated November 29, 2005 (included as Exhibit 3.1 to the Registrant’s Form 8-K filed with the Commission on November 30, 2005 and incorporated herein by reference).

3.2	Amended and Restated Bylaws of the Registrant, dated November 7, 2007 (included as Exhibit 3.1 to the Registrant’s Form 8-K filed with the Commission on November 13, 2007 and incorporated herein by reference).

3.3	Certificate of Designations dated March 31, 1999, as corrected (included as Exhibit 3.1 to the Registrant’s Form 8-K filed with the Commission on April 5, 1999 and incorporated herein by reference).

3.4	Certificate of Ownership and Merger dated April 17, 2008 (included as Exhibit 3.1 to the Registrant’s Form 8-K filed with the Commission on April 21, 2008 and incorporate herein by reference).

3.5	Composite Certificate of Incorporation (included as Exhibit 3.2 to the Registrant’s Form 8-K filed with the Commission on April 21, 2008 and incorporated herein by reference).

4.1	Registration Rights Agreement by and among the Registrant, Astoria Capital Partners, L.P., Harrison H. Augur, Keogh MP and Robert D. van Roijen dated as of December 4, 2000 (included as Exhibit 4.3 to the Registrant’s Form 10-QSB filed with the Commission on August 13, 2002 and incorporated herein by reference) as amended on April 1, 2003 (see Exhibit 4.2 below).

4.2	Sixth Amendment to the Registration Rights Agreement by and among the Registrant, Astoria Capital Partners, L.P., Harrison H. Augur, Keogh MP and Robert D. van Roijen dated as of April 1, 2003 (included as Exhibit 4.3 to the Registrant’s Form 10-KSB filed with the Commission on June 6, 2003 and incorporated herein by reference).

4.3	Registration Rights Agreement by and between the Registrant and Astoria Capital Partners, L.P., dated as of September 27, 2001, as amended on April 3, 2002 (included as Exhibit 4.2 to the Registrant’s Form 10-QSB filed with the Commission on August 13, 2002 and incorporated herein by reference).

4.4	Third Amendment to Registration Rights Agreement by and between the Registrant and Astoria Capital Partners, L.P., dated as of September 27, 2001, as amended on January 30, 2003 (included as Exhibit 4.3 to the Registrant’s Form 8-K filed with the Commission on January 30, 2003 and incorporated herein by reference).

4.5	Specimen Common Stock Certificate (included as Exhibit 4.1 to the Registrant’s Form 8-K filed with the Commission on April 21, 2008 and incorporated herein by reference).

10.1*	1999 Stock Option Plan, as amended on November 28, 2005, Form of Notice of Stock Option Agreement and Form of Stock Option Agreement (included as Exhibit 10.1 to the Registrant’s Form 8-K filed with the Commission on November 30, 2005 and incorporated herein by reference).

10.2*	2001 Employee Stock Purchase Plan as amended on December 28, 2001 (included as Exhibit 10.1 to the Registrant’s Form 10-QSB filed with the Commission on March 21, 2002 and incorporated herein by reference).

10.3*	Form of Indemnification Agreement entered into with officers and directors of Registrant (included as Exhibit 10.2 to the Registrant’s Form 10-QSB filed with the Commission on March 21, 2002 and incorporated herein by reference).

10.4	Lease Agreement dated November 9, 2004 between Registrant and The Irvine Company (included as Exhibit 10.1 to the Registrant’s Form 10-QSB filed with the Commission on November 9, 2004 and incorporated herein by reference), as amended on December 7, 2009 (see Exhibit 10.10 below).

Exhibit	Description

10.5*	Offer Letter, dated April 22, 2006, between the Registrant and Thomas G. Lim (included as Exhibit 10.1 to the Registrant’s Form 8-K filed with the Commission on April 27, 2006 and incorporated herein by reference), as amended on December 18, 2008 (see Exhibit 10.6 below).

10.6*	Amendment to Offer Letter dated December 18, 2008 by and between the Company and Thomas G. Lim (included as Exhibit 10.2 to the Registrant’s Form 8-K filed with the Commission on December 19, 2008 and incorporated herein by reference).

10.7*	TigerLogic Corporation 2009 Equity Incentive Plan and form of stock option agreement thereunder (included as Exhibit 10.1 to the Registrant’s Form 8-K filed with the Commission on February 26, 2009 and incorporated herein by reference).

10.8*	Employment Agreement dated April 8, 2009 between the Company and Richard W. Koe (included as Exhibit 10.1 to the Registrant’s Form 8-K filed with the Commission on April 9, 2009 and incorporated herein by reference).

10.9*	Separation and Consulting Agreement dated February 26, 2009 by and between the Company and Carlton H. Baab (included as Exhibit 10.14 to the Registrant’s Form 10-K filed with the Commission on June 24, 2009 and incorporated herein by reference).

10.10	First Amendment dated December 7, 2009 to Lease Agreement dated November 9, 2004 between the Registrant and The Irvine Company LLC (included as Exhibit 10.13 to the Registrant’s Form 10-Q filed with the Commission on February 11, 2010 and incorporated herein by reference).

21.1	Subsidiaries of the Registrant.

23.1	Consent of Independent Registered Public Accounting Firm.

24.1	Power of Attorney (included in the signature page and incorporated herein by reference).

31.1	Certification of Chief Executive Officer Pursuant to Rule 13a-14(a)/15d-14(a), as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	Certification of Chief Financial Officer Pursuant to Rule 13a-14(a)/15d-14(a), as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1	Certification of Chief Executive Officer and Chief Financial Officer Pursuant to 18 U.S.C. 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

*	Indicates management contracts or compensatory plans and arrangements filed pursuant to Item 601 of Regulation S-K under the Exchange Act.