Form 10-Q
period 2011-06-30
TigerLogic CORP
filed 2011-08-15
CIK 820738

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
_____________________________________
FORM 10-Q
_____________________________________
(Mark one)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended June 30, 2011
OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the transition period from ______ to ______
Commission File Number 0-16449
_____________________________________
TIGERLOGIC CORPORATION
(Name of Registrant as Specified in Its Charter)
_____________________________________

Delaware	94-3046892
(State of Incorporation)	(I.R.S. Employer ID. No.)

25A Technology Drive Suite 100, Irvine, California	92618
(Address of Principal Executive Offices)	(Zip Code)
(949) 442-4400
(Registrant’s Telephone Number, Including Area Code)
_____________________________________
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

Large accelerated filer	☐	Accelerated filer	☐
Non-accelerated filer	☐(Do not check if a smaller reporting company)	Smaller reporting company	☒
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange

Act).    YES ☐    NO ☒
As of July 31, 2011, the Registrant had 28,123,556 shares of its common stock outstanding.

PART I. FINANCIAL INFORMATION

ITEM 1.	FINANCIAL STATEMENTS

TIGERLOGIC CORPORATION AND SUBSIDIARIES
UNAUDITED CONDENSED CONSOLIDATED BALANCE SHEETS
(In thousands)

	June 30, 2011	March 31, 2011
ASSETS
Current assets
Cash	$10,281	$11,354
Trade accounts receivable, less allowance for doubtful accounts of $11 and $11, respectively.	697	756
Other current assets	836	421
Total current assets	11,814	12,531

Property, furniture and equipment-net	686	699
Goodwill	26,388	26,388
Deferred tax assets	290	304
Other assets	116	116
Total assets	$39,294	$40,038
LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities
Accounts payable	$380	$205
Accrued liabilities	1,963	1,682
Deferred revenue	4,048	4,283
Total current liabilities	6,391	6,170
Commitments and contingencies
Stockholders’ equity
Preferred stock	—	—
Common stock	2,812	2,810
Additional paid-in-capital	134,372	133,995
Accumulated other comprehensive income	2,307	2,312
Accumulated deficit	(106,588)	(105,249)
Total stockholders’ equity	32,903	33,868
Total liabilities and stockholders’ equity	$39,294	$40,038
See accompanying notes to the unaudited condensed consolidated financial statements.

TIGERLOGIC CORPORATION AND SUBSIDIARIES
UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(In thousands, except per share data)

	Three Months Ended June 30,
	2011	2010
Net revenues
Licenses	$839	$927
Services	2,335	2,319
Total net revenues	3,174	3,246
Operating expenses
Cost of license revenues	2	2
Cost of service revenues	477	411
Selling and marketing	1,359	1,161
Research and development	1,484	1,506
General and administrative	1,093	1,139
Total operating expenses	4,415	4,219
Operating loss	(1,241)	(973)
Other income (expense)
Interest income-net	2	—
Other income (expense)-net	9	(46)
Total other income (expense)	11	(46)
Loss before income taxes	(1,230)	(1,019)
Income tax provision	109	20
Net loss	$(1,339)	$(1,039)

Basic and diluted net loss per share	$(0.05)	$(0.04)
Shares used in computing basic and diluted net loss per share	28,121	27,933
See accompanying notes to the unaudited condensed consolidated financial statements.

TIGERLOGIC CORPORATION AND SUBSIDIARIES
UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(In thousands)

	Three Months Ended June 30,
	2011	2010
Cash flows from operating activities:
Net loss	$(1,339)	$(1,039)
Adjustments to reconcile net loss to net cash used in operating activites:
Depreciation and amortization of long-lived assets	44	97
Provision for bad debt	4	3
Stock-based compensation expense	333	275
Change in deferred tax assets	109	20
Foreign currency exchange (gain) loss	(8)	46
Change in assets and liabilities:
Trade accounts receivable	63	84
Other current and non-current assets	(12)	(102)
Accounts payable	177	176
Accrued liabilities	(225)	(318)
Deferred revenue	(249)	(97)
Net cash used in operating activities	(1,103)	(855)

Cash used in investing activities-purchase of property, furniture and equipment	(33)	(116)

Cash from financing activities-proceeds from exercise of stock options	47	32

Effect of exchange rate changes on cash	16	(65)

Net decrease in cash	(1,073)	(1,004)
Cash at beginning of period	11,354	12,492
Cash at end of period	$10,281	$11,488
See accompanying notes to the unaudited condensed consolidated financial statements.

TIGERLOGIC CORPORATION AND SUBSIDIARIES
NOTES TO THE UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
June 30, 2011

1.	INTERIM FINANCIAL STATEMENTS
The unaudited interim condensed consolidated financial information furnished herein reflects all adjustments, consisting only of normal recurring items, which in the opinion of management are necessary to fairly state TigerLogic Corporation and its subsidiaries’ (collectively, the “Company” or “we,” “us” or “our”) financial position, results of operations and cash flows for the dates and periods presented and to make such information not misleading. Certain information and footnote disclosures normally included in annual financial statements prepared in accordance with accounting principles generally accepted in the United States of America have been omitted pursuant to rules and regulations of the Securities and Exchange Commission (“SEC”); nevertheless, management of the Company believes that the disclosures herein are adequate to make the information presented not misleading. These condensed consolidated financial statements should be read in conjunction with the Company’s audited financial statements for the year ended March 31, 2011, contained in the Company’s Annual Report on Form 10-K filed with the SEC on June 22, 2011. The results of operations for the three months ended June 30, 2011, are not necessarily indicative of results to be expected for any other interim period or the fiscal year ending March 31, 2012.

2.	STOCK-BASED COMPENSATION
The Company has a stock option plan that provides for the granting of stock options, restricted stock and restricted stock units to directors, employees and consultants. The Company also has an employee stock purchase plan allowing employees to purchase the Company’s common stock at a discount.
Total stock-based compensation expense included in the unaudited condensed consolidated statements of operations for the three months ended June 30, 2011 and 2010, was as follows (in thousands):

	Three Months Ended June 30,
	2011	2010
Cost of revenue	$37	$17
Operating expense:
Selling and marketing	115	99
Research and development	96	73
General and administrative	85	86
Total stock-based compensation expense	333	275
Income tax benefit	—	—
Net stock-based compensation expense	$333	$275
As of June 30, 2011, there was approximately $1.5 million of total unrecognized compensation cost related to non-vested share-based compensation arrangements granted under the plans. That cost is expected to be recognized over a weighted-average period of 2.3 years.

3.	RECENTLY ISSUED ACCOUNTING GUIDANCE
In June 2011, the Financial Accounting Standards Board (FASB) issued amended disclosure requirements for the presentation of comprehensive income. This guidance eliminates the option of presenting the components of other comprehensive income (OCI) as part of the statement of changes in equity. Under this amended guidance, all changes in OCI are to be presented either in a single continuous statement of comprehensive income or in two separate but consecutive financial statements. This change is effective for fiscal years, and interim periods within those years, beginning after December 15, 2011, and is to be applied retrospectively. The Company does not expect this guidance to have an impact on the consolidated financial statements as it only relates to changes to the financial statement presentation.

4.	FAIR VALUE MEASUREMENT
During fiscal year 2009, the Company converted all of its investment balances in money market mutual funds into cash. As such, there were no cash equivalents in our balance sheets as of June 30, 2011 or March 31, 2011. The carrying amounts of accounts receivable and accounts payable approximate fair value because of the short-term maturity of these instruments. There were no nonfinancial assets or liabilities that required recognition or disclosure at fair value on a nonrecurring basis in our balance sheets as of June 30, 2011 or March 31, 2011.

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
Weighted outstanding options to purchase 1,574,383 shares and 1,500,099 shares of the Company’s common stock have been excluded from the computation of diluted net loss per share for the three month periods ended June 30, 2011 and 2010, respectively, because the effect of their inclusion would have been anti-dilutive.
The change in accumulated other comprehensive loss during the three month periods ended June 30, 2011 and 2010 is the result of the effect of foreign exchange rate changes. The following table reconciles net loss as reported with total comprehensive loss (in thousands):

	Three Months Ended June 30,
	2011	2010
Net loss reported	$(1,339)	$(1,039)
Translation adjustments-net	(5)	2
Total comprehensive loss	$(1,344)	$(1,037)

6.	BUSINESS SEGMENT
The Company operates in one reportable segment. International operations consist primarily of foreign sales offices selling software developed in the United States combined with local maintenance and support revenue. The following table summarizes consolidated financial information of the Company’s operations by geographic location (in thousands):

	Three Months Ended June 30,
	2011	2010
Net revenue
North America	$2,163	$2,288
Europe/Africa	1,011	958
Total	$3,174	$3,246

	June 30, 2011	March 31, 2011
Long-lived assets
North America	$27,004	$27,029
Europe/Africa	476	478
Total	$27,480	$27,507
The Company is engaged in the design, development, sale, and support of the following product lines: 1) Yolink, 2) MDMS, 3) RAD, and 4) Postano. To date, the Company has not recognized any material revenue relating to our yolink and Postano products. The following table represents the net revenue from the Company's segment by product line (in thousands):

	Three Months Ended June 30,
	2011	2010
Net revenue
Databases (MDMS)	$2,362	$2,347
RAD Software Tools	812	899
Total	$3,174	$3,246

7.	RELATED PARTY TRANSACTIONS
The Company entered into an expense reimbursement agreement with Astoria Capital Partners, L.P. (“Astoria”), its largest stockholder, in connection with Richard Koe's appointment as Interim President and Chief Executive Officer, pursuant to which the Company agreed to reimburse Astoria for a portion of overhead costs and expenses related to the use by Mr. Koe of Astoria's premises and office equipment while performing his employment duties for the Company. The agreement terminates 90 days after Mr. Koe is either no longer employed by the Company or is no longer performing services for the Company from Astoria's premises. Mr. Koe also serves as President of Astoria. Since the start of the agreement on April 1, 2009, the Company reimbursed Astoria approximately $7,100 per month. Effective April 1, 2011, the Company entered into a new office lease in Portland, Oregon, and as a result, the expense reimbursement agreement with Astoria terminated on June 30, 2011.

8.	INCOME TAXES
On August 9, 2011, the Company received a report from the German tax authorities upon completion of a tax audit of the Company's German subsidiary for fiscal years 2005 through 2007. The Company considered the results of the tax audit in measuring its uncertain tax position for transfer pricing between its German subsidiary and other affiliated companies as of June 30, 2011 and the effect of this change in estimate was to increase the Company's liability for uncertain tax positions and income tax expense by $4,000 for the quarter. The Company expects that its $45,000 liability for uncertain tax position related to Germany will be effectively settled within the next twelve months and that the effect on income tax expense will be immaterial.
While reconciling the German tax audit results to its records for its German subsidiary, the Company discovered certain errors in the amounts of German net operating loss carryforwards and taxable income included in its income tax provision for prior years. The effect of these errors was to understate income tax expense by $45,000 and $48,000 in fiscal 2010 and 2011, respectively. Income tax expense for the three-month period ended June 30, 2011 includes the effect of the correction of these errors. Management believes these amounts are immaterial to all affected periods.
The tax audit also resulted in the assessment of certain withholding taxes on intercompany payments in Germany relating to fiscal years 2005 through 2007. Management believes these withholding taxes are refundable pursuant to tax treaties between Germany and the United States and under European Union law. As of June 30, 2011, other current assets and accrued liabilities include $403,000 related to these withholding taxes.

9.	COMMITMENTS AND CONTINGENCIES
The Company is subject from time to time to litigation, claims and suits arising in the ordinary course of business. There were no ongoing material legal proceedings as of June 30, 2011.
Indemnification

The Company's standard customer license and software agreements contain indemnification and warranty provisions which are generally consistent with practice in the Company's industry. The duration of the Company's service warranties generally does not exceed 30 days following completion of its services. The Company has not incurred significant obligations under customer indemnification or warranty provisions historically and does not expect to incur significant obligations in the future. Accordingly, the Company does not maintain accruals for potential customer indemnification or warranty-related obligations. The maximum potential amount of future payments that the Company could be required to make is generally limited under the indemnification provisions in its customer license and service agreements. The Company has entered into its standard form of indemnification agreement with each of its directors and executives.

ITEM 2.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
The section entitled “Management's Discussion and Analysis” set forth below contains forward-looking statements within the meaning of Section 27A of the Securities Act of 1933, as amended (the “Securities Act”), and Section 21E of the Securities Exchange Act of 1934, as amended (the “Exchange Act”). These statements may generally be identified by the use of such words as “expect,” “anticipate,” “believe,” “intend,” “plan,” “will,” or “shall,” or the negative of those terms. We have based these forward-looking statements on our current expectations and projections about future events. Forward-looking statements involve certain risks and uncertainties and actual results may differ materially from those discussed in any such statement. Factors that could cause actual results to differ materially from such forward-looking statements include the risks described under the heading “Risk Factors” in Item 1A of this Form 10-Q and elsewhere in this Form 10-Q. The forward-looking statements contained in this Form 10-Q include, but are not limited to statements about the following: (1) our future success, (2) our research and development efforts, (3) our future operating results and cash flow, (4) our ability to compete, (5) the markets in which we operate, (6) our revenue, (7) cost of license revenue and cost of service revenue, (8) our selling and marketing costs, (9) our general and administrative expenses (10) our research and development expenses, (11) the effect of critical accounting policies,(12) the possibility that we may seek to take advantage of opportunities in the equity and capital markets, (13) our belief that our existing cash balances will be sufficient to meet our operating and capital expenditure requirements through the foreseeable future, (14) our focus on the continued development and enhancement of new product lines, including search technology and social media products, and identification of new and emerging technology areas and discussions with channel partners for the sale and distribution of new product lines, (15) the effect of recent changes in tax laws on our financial statements, and (16) the possibility that we may seek to take advantage of strategic acquisition opportunities. All forward-looking statements in this document are made as of the date hereof, based on information available to us as of the date hereof, and we assume no obligation to update any forward-looking statement.

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

Products
Our principal business consists of 1) the design, development, sale, and support of software infrastructure; 2) Internet search enhancement tools; and 3) a social media content aggregation platform. Our products allow customers to create and enhance flexible software applications for their own needs. Our database and rapid application development software may be categorized into the following product lines: Multidimensional Database Management Systems (“MDMS”) and Rapid Application Development (“RAD”) software tools. Many of our database software products are based on the proprietary Pick Universal Data Model (“Pick UDM”) and are capable of handling data from many sources. Our Internet search enhancement tools include the yolink browser plug-in, yolink API for web sites, and yolink search plug-in for WordPress sites. Our Postano product is a real-time social media content aggregation platform.

We primarily sell our database and rapid application development software products through established distribution channels consisting of OEMs, system integrators, specialized vertical application software developers and consulting organizations. Our Internet search enhancement tools and social media content aggregation platform are generally sold through our web sites, as well as through co-marketing arrangements with third parties. We also sell all of our products directly through our sales personnel to end user organizations. Outside the United States, we maintain direct sales offices in the United Kingdom, France and Germany. We generally license our database and rapid application development software on a per-CPU, per-server, per-port or per-user basis. We license our yolink and Postano product lines at prices based on usage measured in a variety of ways. We make both our yolink and Postano products available to users for free under certain circumstances. We also provide continuing software maintenance and support, and other professional services relating to our products, including consulting and training services. Our revenue to date has been principally derived from MDMS and RAD software products.
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
TigerLogic Postano

Postano is a real-time social media content aggregation platform, integrated with our yolink search technology, that allows companies and individual users to collect content from various social media sources, and to display that content either within existing web pages hosted by others or on web pages hosted by us. Postano is designed for both commercial and personal use. Postano pricing is based on whether users embed Postano pages into their own website(s) or have us host their Postano pages. Pricing for users who embed Postano pages into their own website(s) is generally based on the number of social media fans or followers and the number of Postano pages embedded. There is no charge for users when we host their Postano pages, up to a limited number of pages. Through June 30, 2011, revenue from Postano has been immaterial.
TigerLogic Yolink
Yolink is a next-generation search enhancement technology that increases the effectiveness of search functionality across web sites and services. Yolink can search both structured markup, such as HTML, and binary code documents as well as unstructured, raw text documents by layering a common semantic model across them, and using this to organize and effect full-text searches across documents. Yolink searches behind links and through web sites to retrieve content based on keyword search terms. To facilitate the user's review of search results, each keyword is highlighted with a unique color. This capability is especially useful for reviewing and searching through the many web pages that contain hundreds, if not thousands, of embedded hyperlinks. Yolink technology can be applied to many platforms and Internet delivery methodologies. Yolink application programming interfaces (known as APIs) allow developers to integrate yolink search technologies with their web sites, services or applications. Yolink is available for download at www.yolink.com. Through June 30, 2011, revenue recognized from the yolink search technology has been immaterial.
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
Version 9.0 of D3 and version 3.0 of mvBase, released in September 2010, include bundled support for .NET, providing developers a cost effective solution for developing applications utilizing Microsoft Visual Studio; and bundled support for Java, allowing development of applications utilizing Java.
The TigerLogic Dashboard, released in August 2010, is a development tool that allows Pick UDM developers to create intuitive and web-based graphical displays of multi-value data via dashboard and widget creation utilizing Pick/BASIC programming language.
Rapid Application Development (RAD) Tools
Our RAD products support the full life cycle of software application development and are designed for rapid prototyping, development and deployment of graphical user interface (“GUI”) client/server and web applications. The RAD products-Omnis Studio and Omnis Classic-are object-oriented and component-based, providing the ability to deploy cross-platform applications on operating system platforms and database environments.
Version 5.1 of Omnis Studio, released in October 2010, includes functionality for developers to create mobile applications for Apple iOS devices including the iPhone, iPad, and iPod touch.

Research and Development
We have devoted significant resources to the research and development of our products and technology. We believe that our future success will depend largely on strong development efforts with respect to both our existing and new products. These development efforts have resulted in updates and upgrades to existing MDMS and RAD products and the launch of new products including the yolink search technology and Postano social media product lines. New product updates and upgrades in all of our product lines are currently in progress. We expect to continue our research and development efforts in all product lines for the foreseeable future. We intend for these efforts to improve our future operating results and increase cash flow. However, such efforts may not result in additional new products or revenue, and we can make no assurances that the recently announced products or future products will be successful. We spent approximately $1.5 million on research and development during each of the three months ended June 30, 2011 and 2010, respectively.

Competition

Competition for our MDMS and RAD products include companies such as Oracle, Microsoft, IBM, SAP, and JAVA.

Direct competitors of our yolink search technology include Google, Yahoo, Microsoft, AOL, and Ask, as well as a number of smaller companies with products that directly and indirectly compete with our yolink search technology. Direct competitors of our Postano social media content aggregation platform include Facebook and Twitter, as well as a number of smaller companies with products and services in the emerging social media marketplace.

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
On an on-going basis, we evaluate our estimates, including those related to revenue recognition and accounting for goodwill. We base our estimates on historical experience and on various other assumptions that we believe to be reasonable under the circumstances. Actual results may differ from these estimates under different assumptions or conditions. As of June 30, 2011, the fair value of the reporting unit substantially exceeded its carrying value.
We have identified the accounting policies below as the policies critical to our business operations and the understanding of our results of operations and how the related judgments and estimates affect the preparation of our consolidated financial statements:

•	Revenue Recognition

•	Goodwill

•	Employee Stock-Based Compensation

•	Income Taxes
These critical accounting policies are described in our Form 10-K for the fiscal year ended March 31, 2011 and there have been no changes in our application of these policies during the period ended June 30, 2011.

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

	Three Months Ended			Three Months Ended
	June 30, 2011			June 30, 2010
	Results	% of Net Revenues	Percent Change	Results	% of Net Revenues
	(In thousands)			(In thousands)
Net revenues
Licenses	$839	26%	(9)%	$927	29%
Services	2,335	74%	1%	2,319	71%
Total net revenues	3,174	100%	(2)%	3,246	100%
Operating expenses
Cost of revenues:
Cost of license revenues (as a % of license revenues)	2	—%	—%	2	—%
Cost of service revenues (as a % of service revenues)	477	20%	16%	411	18%
Selling and marketing	1,359	43%	17%	1,161	36%
Research and development	1,484	47%	(1)%	1,506	46%
General and administrative	1,093	34%	(4)%	1,139	35%
Total operating expenses	4,415	139%	5%	4,219	130%
Operating loss	(1,241)	(39)%	28%	(973)	(30)%
Other income (expense)-net	11	—%	(124)%	(46)	(1)%
Loss before income taxes	(1,230)	(39)%	21%	(1,019)	(31)%
Income tax provision (benefit)	109	3%	445%	20	1%
Net loss	$(1,339)	(42)%	29%	$(1,039)	(32)%

REVENUE
NET REVENUE. Our revenue is derived principally from two sources: fees from software licensing and fees for post contract technical support. We generally license our database and rapid application development software primarily on a per-CPU, per-server, per-port or per-user basis. Therefore, the addition of CPUs, servers, ports or users to existing systems increases our revenue from our installed base of licenses. Similarly, the reduction of CPUs, servers, ports or users from existing systems decreases our revenue from our installed base of licenses. The timing of orders and customer ordering patterns has resulted in fluctuations in license revenue between quarters and year-to-year. Total revenue slightly decreased by $0.1 million or 2% for the three month period ended June 30, 2011, when compared to the same period in the prior year mainly due to lower license revenues. Services revenue for the three month period ended June 30, 2011 remained consistent on a dollar amount basis when compared to the same period in the prior year. License revenue for the three months ended June 30, 2011 decreased approximately $0.1 million million or 9%when compared to the same period in the prior year because of a decrease in Omnis license sales. Our revenue has been adversely affected by the migration of customers to other platforms and adverse global economic conditions.
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

OPERATING EXPENSES
COST OF LICENSE REVENUE. Cost of license revenue is comprised of direct costs associated with software license sales including software packaging, documentation, physical media costs and royalties. Cost of license revenue remained consistent for the three month period ended June 30, 2011 when compared to the same period in prior year.

COST OF SERVICE REVENUE. Cost of service revenue includes primarily personnel costs relating to consulting, technical support and training services. Cost of service revenue for the three month period ended June 30, 2011 increased $0.1 million or 16% when compared to the same period in the prior year due to higher personnel cost as a result of relocating one of our offices in the United Kingdom, and higher stock compensation expense due to new stock options issued during the current period.
SELLING AND MARKETING. Selling and marketing expense consists primarily of salaries, benefits, advertising, tradeshows, travel and overhead costs for our sales and marketing personnel. Selling and marketing expense for the three month period ended June 30, 2011 decreased $0.2 million or 17% when compared to the same period in the prior year due to lhigher personnel and launch expenses relating to the new product, Postano. We anticipate that selling and marketing costs related to the yolink and Postano product lines may increase as we further develop the sales channel for these products and if customer acceptance of these products increases. In addition, if our continued research and development efforts are successful, including with respect to our yolink and Postano product lines, and new products or services are created, we may incur increased sales and marketing expense to promote those new products in future periods.
RESEARCH AND DEVELOPMENT. Research and development expense consists primarily of salaries and other personnel-related expenses and overhead costs for engineering personnel including employees in the United States and the United Kingdom and contractors in the United States. Research and development expense for the three month period ended June 30, 2011 decreased slightly on a dollar amount basis when compared to the same period in the prior year due to lower depreciation expense as certain fixed assets were fully depreciated, partially offset by higher stock compensation expense due to new stock options issued during the current period. We are committed to our research and development efforts and expect research and development expenses to increase in future periods as we investigate further applications and delivery options for the yolink technology and Postano social media products, and as we build new technology platforms for our RAD product line. Such efforts may not result in additional new products and any new products, including our recently launched Postano product line, may not generate sufficient revenue, if any, to offset the research and development expense.
GENERAL AND ADMINISTRATIVE. General and administrative expense consists primarily of costs associated with our finance, human resources, legal and other administrative functions. These costs consist principally of salaries and other personnel-related expenses, professional fees, depreciation and overhead costs. General and administrative expense for the three month period ended June 30, 2011 was generally consistent on a dollar amount basis with the same period in the prior year.
OTHER INCOME (EXPENSE). Other income (expense) consists primarily of gains and losses on foreign currency transactions. Other income (net) for the three month period ended June 30, 2011 increased from an expense of $46,000 for the three months ended June 30, 2010 to an income of $11,000 for the three months ended June 30, 2011. This increase is due to fluctuation in the Euro exchange rate relating to intercompany balances. Due to the uncertainty in exchange rates, we may experience transaction gains or losses in future periods, the effect of which cannot be predicted at this time.
PROVISION FOR INCOME TAXES. Our effective tax rate was (8.9)% and (2.0)% for the three month period ended June 30, 2011, and 2010, respectively. The provision for income taxes for the three month period ended June 30, 2011 reflected the income tax on net earnings from foreign subsidiaries, and true up of tax expense of our Germany subsidiary, net of the deferred tax benefits. The provision for income taxes for the three month period ended June 30, 2010 reflected income tax on net earnings from foreign subsidiaries, net of the release of valuation allowance related to our German subsidiary's deferred tax assets. Due to uncertainties surrounding the timing of realizing the benefits of the net operating loss carryforwards in the future, we continue to carry a full valuation allowance against net deferred tax assets for our subsidiaries in the United States and United Kingdom.

On August 9, 2011, we received a report from the German tax authorities upon completion of a tax audit of our German subsidiary for fiscal years 2005 through 2007. We considered the results of the tax audit in measuring our uncertain tax position for transfer pricing between our German subsidiary and other affiliated companies as of June 30, 2011 and the effect of this change in estimate was to increase our liability for uncertain tax positions and income tax expense by $4,000 for the quarter. We expect that our $45,000 liability for uncertain tax position related to Germany will be effectively settled within the next twelve months and that the effect on income tax expense will be immaterial.
While reconciling the German tax audit results to our records for our German subsidiary, we discovered certain errors in the amounts of German net operating loss carryforwards and taxable income included in our income tax provision for prior years. The effect of these errors was to understate income tax expense by $45,000 and $48,000 in fiscal 2010 and 2011, respectively. Income tax expense for the three-month period ended June 30, 2011 includes the effect of the correction of these errors. We believe these amounts are immaterial to all affected periods.
The tax audit also resulted in the assessment of certain withholding taxes on intercompany payments in Germany relating to fiscal years 2005 through 2007. We believe these withholding taxes are refundable pursuant to tax treaties between Germany and the United States and under European Union law. As of June 30, 2011, other current assets and accrued liabilities include $403,000 related to these withholding taxes.

LIQUIDITY AND CAPITAL RESOURCES
As of June 30, 2011, we had $10.3 million in cash, of which approximately $0.9 million was held by our foreign subsidiaries and was subject to material tax effects if repatriated. We believe that our existing cash balances will be sufficient to meet our operating and capital expenditure requirements for the remainder of the fiscal year ending March 31, 2012 and through the foreseeable future. We are committed to research and development and marketing efforts that are intended to allow us to penetrate new markets and generate new sources of revenue and improve operating results. However, our research and development and marketing efforts have required, and will continue to require, cash outlays without the immediate or short-term receipt of related revenue. Our ability to meet our expenditure requirements is dependent upon our future financial performance, and this will be affected by, among other things, prevailing economic conditions, our ability to penetrate new markets and attract new customers, market acceptance of our new and existing products and services, the success of research and development efforts and other factors beyond our control.

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
Effective April 1, 2011, we entered into a 49-month term lease for approximately 7,500 square feet of office space located in Portland, Oregon. Total base rent over the 49-month term is approximately $321,000.
We had no material commitments for capital expenditures as of June 30, 2011.
Net cash used in operating activities was $1.1 million and $0.9 million for the three month periods ended June 30, 2011 and 2010, respectively. The increase in net cash used in operating activities for the three months period ended June 30, 2011 as compared to the same period in the prior year was primarily due to higher selling and marketing expense in the three months ended June 30, 2011. Net cash used in investing activities was $33,000 and $116,000 for the three month periods ended June 30, 2011 and 2010, respectively, for expenditures related to furniture and equipment purchased. Net cash provided by financing activities was $47,000 and $32,000 for the three month periods ended June 30, 2011 and 2010, respectively. Net cash provided by financing activities was due to proceeds derived from the exercise of stock options and related issuance of common stock.
There was no outstanding line of credit during the three months ending June 30, 2011 or 2010.

OFF-BALANCE SHEET ARRANGEMENTS
We did not have any off-balance sheet liabilities or transactions as of June 30, 2011.

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
EBITDA is defined as net income (loss) with adjustments for depreciation and amortization, interest income (expense)-

net, and income tax provision (benefit). Adjusted EBITDA used by our company is defined as EBITDA plus adjustments for other income (expense)-net, and non-cash stock-based compensation expense.
Our Adjusted EBITDA was negative $0.9 million or negative (27)% of total net revenue for the three month period ended June 30, 2011, and negative $0.6 million or negative (19)% of total net revenue for the three month period ended June 30, 2010. The decrease in Adjusted EBITDA for the three months ended June 30, 2011 when compared to the same period in the prior year was a result of higher selling and marketing expense in the current period relating to our new Postano product. The following table reconciles Adjusted EBITDA to the GAAP reported net loss:
RECONCILIATION OF ADJUSTED EBITDA TO NET LOSS
(In thousands)

	For the Three Months Ended June 30
	2011	2010
Reported net loss	$(1,339)	$(1,039)
Depreciation and amortization	44	97
Stock-based compensation	333	275
Interest income-net	(2)	—
Other (income) expense-net	(9)	46
Income tax provision	109	20
Adjusted EBITDA	$(864)	$(601)
Our Adjusted EBITDA financial information can also be reconciled to net cash used in operating activities as follows:

RECONCILIATION OF ADJUSTED EBITDA TO NET CASH USED IN OPERATING ACTIVITIES (In thousands)

	For the Three Months Ended June 30
	2011	2010
Net cash used in operating activities	$(1,103)	$(855)
Interest income-net	(2)	—
Other (income) expense-net	(9)	46
Change in trade accounts receivable	(63)	(84)
Change in other current and non-current assets	12	102
Change in accounts payable	(177)	(176)
Change in accrued liabilities	225	318
Change in deferred revenue	249	97
Foreign currency exchange gain (loss)	8	(46)
Provision for bad debt	(4)	(3)
Adjusted EBITDA	$(864)	$(601)

ITEM 4.	CONTROLS AND PROCEDURES
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
We operate in a rapidly changing environment that involves numerous risks and uncertainties. A description of the risks and uncertainties associated with our business is set forth below. You should carefully consider such risks and uncertainties, together with the other information contained in this Quarterly Report on Form 10-Q for the fiscal quarter ended June 30, 2011 and in our other public filings, including our Annual Report on Form 10-K for the fiscal year ended March 31, 2011. If any of such risks and uncertainties actually occurs, our business, financial condition or operating results could differ materially from the plans, projections and other forward-looking statements included in the section titled “Management's Discussion and Analysis of Financial Condition and Results of Operations” and elsewhere in this report and in our other public filings. In addition, if any of the following risks and uncertainties, or if any other risks and uncertainties, actually occurs, our business, financial condition or operating results could be harmed substantially, potentially causing the market price of our stock to decline, perhaps significantly. The following section lists some, but not all, of these risks and uncertainties that may have a material adverse effect on our business, financial condition or results of operation.
IF WE DO NOT DEVELOP NEW PRODUCTS AND ENHANCE EXISTING PRODUCTS TO KEEP PACE WITH RAPIDLY CHANGING TECHNOLOGY AND INDUSTRY STANDARDS, OUR REVENUE MAY DECLINE.
We have devoted significant resources to the research and development of products and technologies. We believe that our future success will depend in large part on strong research and development efforts with respect to both our existing and new products. We have made an extensive effort to leverage our Pick UDM and core intellectual property to create new product lines, which include our yolink search technology and our recently launched new social media product called Postano. While we intend for these efforts to improve our future operating results and increase cash flow, such new products may not be successful or generate significant revenue. The development of new or enhanced software products is a complex and uncertain process requiring high levels of innovation, as well as accurate anticipation of customer and technical trends. In developing new products and services, we may fail to develop and market products that respond to technological changes or evolving industry standards in a timely or cost-effective manner, or experience difficulties that could delay or prevent the successful development, introduction and marketing of these new products. The development and introduction of new or enhanced products also requires us to manage the transition from older products in order to minimize disruptions in customer ordering patterns and to ensure that adequate supplies of new products can be delivered to meet customer demand. Failure to develop and introduce new products, or enhancements to existing products, in a timely and cost-effective manner in response to changing market conditions or customer requirements, or lack of customer acceptance of our products, will materially and adversely affect our business, results of operations and financial condition. In addition, if we acquire new technologies in the future, they could prove difficult to integrate and may disrupt our business, dilute stockholders' value and adversely affect our operating results.
OUR FAILURE TO COMPETE EFFECTIVELY MAY HAVE AN ADVERSE IMPACT ON OUR OPERATING RESULTS.
The market for our products is highly competitive, diverse and subject to rapid change. Our products and services compete on the basis of the following key characteristics: performance; inter-operability; scalability; functionality; reliability; pricing; post sale customer support; quality; compliance with industry standards; and overall total cost of ownership. The application development tools software market is rapidly changing and intensely competitive. Our MDMS products compete with products developed by companies such as Oracle, Microsoft and IBM. Our RAD products currently encounter competition from several direct competitors, including Microsoft, and competing development environments, including JAVA. Direct competitors of our yolink search technology include Google, Yahoo, Microsoft, AOL and Ask, as well as a number of smaller companies with products that directly and indirectly compete with our yolink search technology. Direct competitors of our

Postano social media product include Facebook and Twitter, as well as numerous smaller companies in the emerging social media marketplace. Additionally, as we expand our business, we expect to compete with a different group of companies, including smaller, highly focused companies offering single products.
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
Mo

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
WE HAVE A HISTORY OF LOSSES AND MAY CONTINUE TO INCUR SIGNIFICANT LOSSES IN THE FUTURE.
We incurred net losses of approximately $1.3 million and $1.0 million for the three months ended June 30, 2011 and 2010. We had an accumulated deficit of approximately $106.6 million as of June 30, 2011. We may continue to incur significant losses in the future for a number of reasons, including uncertainty as to the level of our future revenues and our efforts to monetize newer technologies we have developed, including yolink and Postano. We plan to continue to pursue strategic opportunities and invest in new product development. Forecasting our revenues and profitability for these new business models is inherently uncertain and volatile. We will need to generate significant increases in our revenues to achieve and maintain profitability, particularly given the current small size of our business relative to the costs associated with being a public reporting company. If our revenue fails to grow or grows more slowly than we currently anticipate or our operating expenses exceed our expectations, our losses would significantly increase which could harm our business and operating results.

OUR PRODUCTS HAVE A LONG SALES CYCLE WHICH COULD RESULT IN DELAYS IN THE RECEIPT OF REVENUE.
The sales cycle for our MDMS and RAD products typically ranges from three to nine months or longer. Our products are typically used by application developers, system integrators and value added resellers to develop applications that are critical to their corporate end user's business. Because our products are often part of an end user's larger business process, re-engineering initiative, or implementation of client/server or web-based computing, the end users frequently view the purchase of our products as part of a long-term strategic decision regarding the management of their workforce-related operations and expenditures. Thus, this sometimes results in end users taking a significant period of time to assess alternative solutions by competitors or to defer a purchase decision as a result of an unrelated strategic issue beyond our control. The adoption cycle for our yolink search technology and Postano social media products is anticipated to be long since the search and social media markets currently have much larger direct competitors such as Google, Yahoo, Microsoft, AOL, Ask, and Facebook and Twitter, respectively. As a result, a significant period of time may elapse between our research and development efforts and recognition of revenue, if any.
THE CONCENTRATION OF OUR STOCK OWNERSHIP GIVES CERTAIN STOCKHOLDERS SIGNIFICANT CONTROL OVER OUR BUSINESS.
As of June 30, 2011, Astoria beneficially owned approximately 53% of our outstanding common stock. Richard W. Koe, Chairman of the Board of Directors and our Interim President and Chief Executive Officer, serves as the Managing General Partner for Astoria Capital Management, Inc., a general partner of Astoria. This concentration of stock ownership allows Astoria, acting alone, to block any actions that require approval of our stockholders, including the election of members to our Board of Directors and the approval of significant corporate transactions. Moreover, this concentration of ownership may delay or prevent a change in control.
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
A significant drop in our stock price could also expose us to the risk of securities class actions lawsuits, which could result in substantial costs and divert management's attention and resources, which could adversely affect our business.
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
THE INABILITY TO PROTECT OUR INTELLECTUAL PROPERTY COULD HARM OUR ABILITY TO COMPETE.

Our ability to compete successfully will depend, in part, on our ability to protect our proprietary technology and operations without infringing upon the rights of others. We may fail to do so. In addition, the laws of certain countries in which our products are, or may be, licensed may not protect our proprietary rights to the same extent as the laws of the United States. We rely primarily on a combination of trade secret, copyright and trademark laws and contractual provisions to protect our intellectual property and proprietary rights. Our trademarks include TigerLogic, yolink, Pick, D3, Omnis, Omnis Studio, mvEnterprise, mvBase, and mvDesigner, among others. We have two issued U.S. patents, two allowed U.S. patents, and ten pending U.S. patent applications as of June 30, 2011. In addition to trademark and copyright protections, we generally license our products to end users on a “right to use” basis pursuant to license agreements that restrict use of products to a specified number of users or a specified usage.
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
There has been a substantial amount of litigation in the software and online services industry regarding intellectual property rights and there is significant uncertainty in our industry as many of the legal principles associated with software and online services continue to evolve rapidly. Third parties may claim that our current or potential future products or services infringe upon their intellectual property rights, and we may be periodically involved in any number of ordinary course of business proceedings of this type. We expect that software product developers and providers of software applications and online services will increasingly be subject to infringement claims as the number of products, services and competitors in our industry segment grow and the functionality of products and services in different industry segments overlap. Any claims, with or without merit, could be time consuming, result in costly litigation, divert management's attention, cause product shipment delays, prohibit product licensing or require us to enter into royalty or licensing agreements. Royalty or licensing agreements, if required, may not be available on terms acceptable to us or at all, which could seriously harm our business.
OUR PRODUCTS MAY CONTAIN SOFTWARE DEFECTS POTENTIALLY HARMING OUR BUSINESS.
Our enterprise applications software, search technology, and social media products may contain undetected errors or failures. This includes our higher risk yolink and Postano products because they are in the early stages of the product life cycle. This may result in loss of, or delay in, customer acceptance of our products and could harm our reputation and our business. Undetected errors or failures in computer software programs are not uncommon.

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
As of June 30, 2011, we had 28,123,556 outstanding shares of common stock, of which approximately 15 million shares were restricted securities held by Astoria and other holders. Restricted securities may be sold in the public market only if they are registered or if they qualify for an exemption from registration promulgated under the Securities Act. At present, all of our outstanding restricted securities may be registered or are eligible for public sale under Rule 144, subject to volume limitations and other requirements of Rule 144.
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
OUR GLOBAL OPERATIONS EXPOSE US TO ADDITIONAL RISKS AND CHALLENGES ASSOCIATED WITH CONDUCTING BUSINESS INTERNATIONALLY.
We operate on a global basis with offices or distributors in Europe, Africa, Asia, Latin America, South America, Australia and North America and development efforts in North America and Europe. Approximately 32% of our revenue for the three months ended June 30, 2011 was generated from our international offices. We face several risks inherent in conducting business internationally, including but not limited to the following:

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
THE FAILURE OF OUR PRODUCTS TO CONTINUE TO CONFORM TO INDUSTRY STANDARDS MAY HARM OUR OPERATING RESULTS.
A key factor in our future success will continue to be the ability of our products to operate and perform well with existing and future, industry-standard enterprise software applications intended to be used in connection with our MDMS and RAD products. Inter-operability may require third party licenses, which may not be available to us on favorable terms or at all. Failure to meet existing or future inter-operability and performance requirements of industry standard applications in a timely manner could adversely affect our business. Uncertainties relating to the timing and nature of new product announcements or introductions or modifications of third party software applications could delay our product development, increase our product development expense or cause customers to delay evaluation, purchase, and deployment of our products.
INEFFECTIVE INTERNAL CONTROLS COULD IMPACT OUR BUSINESS AND OPERATING RESULTS.
Our internal control over financial reporting may not prevent or detect misstatements because of its inherent limitations, including the possibility of human error, the circumvention or overriding of controls, or fraud. Even effective internal controls can provide only reasonable assurance with respect to the preparation and fair presentation of financial statements. As a smaller reporting company under the SEC rules and regulations, we are currently not subject to the requirements of independent auditor attestation of management's assessment of our internal controls over financial reporting set forth in Section 404(b) of the Sarbanes Oxley Act of 2002 because the Dodd Frank Wall Street Reform and Consumer Protection Act signed into law on July 21, 2010 permanently exempted companies that are not “accelerated filers” or “large accelerated filers” under the SEC rules from Section 404(b) requirements. If, in the future, we no longer qualify as a smaller reporting company and become an accelerated filer or a large accelerated filer (which may occur if the trading price of our stock, and therefore, our public float, increase significantly, as calculated on an annual basis), we will become subject to the requirements of Section 404(b) in such fiscal years. If such audit identifies any material weaknesses in our internal control over financial reporting, we may be required to provide appropriate disclosures and implement costly and time consuming remedial measures. If we fail to maintain the adequacy of our internal controls, including any failure to implement required new or improved controls, or if we experience difficulties in implementation, our business and operating results could be harmed and we could fail to meet our financial reporting obligations.
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

ITEM 6.	EXHIBITS

Exhibit:	Description
10.11*	Offer Letter, dated June 13, 2011, between the Registrant and Cliff Torng.

31.1	Certification of Chief Executive Officer.

31.2	Certification of Chief Financial Officer.

32.1	Certification of Chief Executive Officer and Chief Financial Officer Pursuant to 18 U.S.C. 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

101.INS†	XBRL Instance Document

101.SCH†	XBRL Taxonomy Extension Schema Document

101.CAL†	XBRL Taxonomy Extension Calculation Linkbase Document

101.DEF†	XBRL Taxonomy Extension Definition Linkbase Document

101.LAB†	XBRL Taxonomy Extension Label Linkbase Document

101.PRE†	XBRL Taxonomy Extension Presentation Linkbase Document

__________
* Indicates management contract or compensatory plan, contract or arrangement.
†XBRL information is furnished and not filed for purposes of Section 11 and 12 of the Securitties Act and Section 18 of the Exchange Act, and is not subject to liability under these sections, is not part of any registration statement or prospectus to which it relates and is not incorporated or deemed to be incorporated by reference into any registration statement, prospectus or other document.

SIGNATURES
Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Date:	August 15, 2011	TIGERLOGIC CORPORATION

/S/ THOMAS LIM
Thomas Lim Chief Financial Officer and Duly Authorized Officer

EXHIBIT INDEX

Exhibit:	Description
10.11*	Offer Letter, dated June 13, 2011, between the Registrant and Cliff Torng.

31.1	Certification of Chief Executive Officer.

31.2	Certification of Chief Financial Officer.

32.1	Certification of Chief Executive Officer and Chief Financial Officer Pursuant to 18 U.S.C. 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

101.INS†	XBRL Instance Document

101.SCH†	XBRL Taxonomy Extension Schema Document

101.CAL†	XBRL Taxonomy Extension Calculation Linkbase Document

101.DEF†	XBRL Taxonomy Extension Definition Linkbase Document

101.LAB†	XBRL Taxonomy Extension Label Linkbase Document

101.PRE†	XBRL Taxonomy Extension Presentation Linkbase Document

__________
* Indicates management contract or compensatory plan, contract or arrangement.
†XBRL information is furnished and not filed for purposes of Section 11 and 12 of the Securitties Act and Section 18 of the Exchange Act, and is not subject to liability under these sections, is not part of any registration statement or prospectus to which it relates and is not incorporated or deemed to be incorporated by reference into any registration statement, prospectus or other document.