Form 10-Q
period 2011-09-30
TigerLogic CORP
filed 2011-11-10
CIK 820738

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
_____________________________________
FORM 10-Q
_____________________________________
(Mark one)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended September 30, 2011
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

Large accelerated filer	☐	Accelerated filer	☐
Non-accelerated filer	☐(Do not check if a smaller reporting company)	Smaller reporting company	☒
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    YES ☐    NO ☒
As of October 31, 2011, the Registrant had 28,164,347 shares of its common stock outstanding.

PART I. FINANCIAL INFORMATION

ITEM 1.	FINANCIAL STATEMENTS

TIGERLOGIC CORPORATION AND SUBSIDIARIES
UNAUDITED CONDENSED CONSOLIDATED BALANCE SHEETS
(In thousands)

	September 30, 2011	March 31, 2011
ASSETS
Current assets
Cash	$8,917	$11,354
Trade accounts receivable, less allowance for doubtful accounts of $10 and $11, respectively.	1,227	756
Other current assets	1,040	421
Total current assets	11,184	12,531

Property, furniture and equipment-net	645	699
Goodwill	26,388	26,388
Deferred tax assets	290	304
Other assets	114	116
Total assets	$38,621	$40,038
LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities
Accounts payable	$227	$205
Accrued liabilities	1,635	1,682
Deferred revenue	4,042	4,283
Total current liabilities	5,904	6,170
Commitments and contingencies
Stockholders’ equity
Preferred stock	—	—
Common stock	2,815	2,810
Additional paid-in-capital	134,729	133,995
Accumulated other comprehensive income	2,289	2,312
Accumulated deficit	(107,116)	(105,249)
Total stockholders’ equity	32,717	33,868
Total liabilities and stockholders’ equity	$38,621	$40,038
See accompanying notes to the unaudited condensed consolidated financial statements.

TIGERLOGIC CORPORATION AND SUBSIDIARIES
UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(In thousands, except per share data)

	Three Months Ended September 30,		Six Months Ended September 30,
	2011	2010	2011	2010
Net revenues
Licenses	$1,137	$1,079	$1,976	$2,006
Services	2,392	2,293	4,727	4,612
Total net revenues	3,529	3,372	6,703	6,618
Operating expenses
Cost of license revenues	4	4	6	6
Cost of service revenues	482	440	959	851
Selling and marketing	1,201	1,147	2,560	2,308
Research and development	1,384	1,496	2,868	3,002
General and administrative	880	926	1,973	2,065
Total operating expenses	3,951	4,013	8,366	8,232
Operating loss	(422)	(641)	(1,663)	(1,614)
Other income (expense)
Interest income (expense)-net	—	(1)	2	(1)
Other income (expense)-net	(38)	34	(29)	(12)
Total other income (expense)	(38)	33	(27)	(13)
Loss before income taxes	(460)	(608)	(1,690)	(1,627)
Income tax provision	68	97	177	117
Net loss	$(528)	$(705)	$(1,867)	$(1,744)

Basic and diluted net loss per share	$(0.02)	$(0.03)	$(0.07)	$(0.06)
Shares used in computing basic and diluted net loss per share	28,134	27,986	28,128	27,959
See accompanying notes to the unaudited condensed consolidated financial statements.

TIGERLOGIC CORPORATION AND SUBSIDIARIES
UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(In thousands)

	Six Months Ended September 30,
	2011	2010
Cash flows from operating activities:
Net loss	$(1,867)	$(1,744)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization of long-lived assets	82	187
Provision for bad debt	4	5
Stock-based compensation expense	629	549
Change in deferred tax assets	177	117
Foreign currency exchange loss	30	10
Change in assets and liabilities:
Trade accounts receivable	(498)	42
Other current and non-current assets	(652)	(20)
Accounts payable	31	18
Accrued liabilities	(178)	(462)
Deferred revenue	(207)	(333)
Net cash used in operating activities	(2,449)	(1,631)

Cash used in investing activities-purchase of property, furniture and equipment	(44)	(213)
Cash from financing activities:
Proceeds from exercise of stock options	62	175
Proceeds from issuance of common stock	48	32
Net cash provided by financing activities	110	207

Effect of exchange rate changes on cash	(54)	20

Net decrease in cash	(2,437)	(1,617)
Cash at beginning of period	11,354	12,492
Cash at end of period	$8,917	$10,875
See accompanying notes to the unaudited condensed consolidated financial statements.

TIGERLOGIC CORPORATION AND SUBSIDIARIES
NOTES TO THE UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
September 30, 2011

1.	INTERIM FINANCIAL STATEMENTS
The unaudited interim condensed consolidated financial information furnished herein reflects all adjustments, consisting only of normal recurring items, which in the opinion of management are necessary to fairly state TigerLogic Corporation and its subsidiaries’ (collectively, the “Company” or “we,” “us” or “our”) financial position, results of operations and cash flows for the dates and periods presented and to make such information not misleading. Certain information and footnote disclosures normally included in annual financial statements prepared in accordance with accounting principles generally accepted in the United States of America have been omitted pursuant to rules and regulations of the Securities and Exchange Commission (“SEC”); nevertheless, management of the Company believes that the disclosures herein are adequate to make the information presented not misleading. These condensed consolidated financial statements should be read in conjunction with the Company’s audited financial statements for the year ended March 31, 2011, contained in the Company’s Annual Report on Form 10-K filed with the SEC on June 22, 2011. The results of operations for the three and six months ended September 30, 2011, are not necessarily indicative of results to be expected for any other interim period or the fiscal year ending March 31, 2012.

2.	STOCK-BASED COMPENSATION
The Company has a stock option plan that provides for the granting of stock options, restricted stock and restricted stock units to directors, employees and consultants. The Company also has an employee stock purchase plan allowing employees to purchase the Company’s common stock at a discount.
Total stock-based compensation expense included in the unaudited condensed consolidated statements of operations for the three and six months ended September 30, 2011 and 2010, was as follows (in thousands):

	Three Months Ended September 30,		Six Months Ended September 30,
	2011	2010	2011	2010
Cost of revenue	$39	$17	$76	$34
Operating expense:
Selling and marketing	64	99	179	198
Research and development	105	80	201	152
General and administrative	88	78	173	165
Total stock-based compensation expense	296	274	629	549
Income tax benefit	—	—	—	—
Net stock-based compensation expense	$296	$274	$629	$549
As of September 30, 2011, there was approximately $1.8 million of total unrecognized compensation cost related to non-vested share-based compensation arrangements granted under the plans. That cost is expected to be recognized over a weighted-average period of 2.7 years.

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
In September 2011, the FASB issued an update to existing guidance which permits an entity to make a qualitative assessment of whether it is more likely than not that a reporting unit's fair value is less than its carrying amount before applying the two-step goodwill impairment test. If an entity can support the conclusion that it is not more likely than not that the fair value of a reporting unit is less than its carrying amount, it would not need to perform the two-step impairment test for that reporting unit. This guidance is effective for annual and interim goodwill impairment tests performed in fiscal years beginning after December 15, 2011. Early adoption is allowed. The Company does not expect this guidance to have an impact on the consolidated financial statements.

4.    FAIR VALUE MEASUREMENT
The Company maintains all of its cash on deposit at financial institutions. As such, there were no cash equivalents in our balance sheets as of September 30, 2011 or March 31, 2011. The carrying amounts of accounts receivable and accounts payable approximate fair value because of the short-term maturity of these instruments. There were no nonfinancial assets or liabilities that required recognition or disclosure at fair value on a nonrecurring basis in our balance sheets as of September 30, 2011 or March 31, 2011.

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
Weighted outstanding options to purchase 2,005,970 shares and 1,567,981 shares of the Company's common stock have been excluded from the computation of diluted net loss per share for the three and six month periods ended September 30, 2011, respectively; and 1,328,691 shares and 1,334,771 shares for the three and six month periods ended September 30, 2010, respectively, because the effect of their inclusion would have been anti-dilutive.
The change in accumulated other comprehensive loss during the three and six month periods ended September 30, 2011 and 2010 is the result of the effect of foreign exchange rate changes. The following table reconciles net loss as reported with total comprehensive loss (in thousands):

	Three Months Ended September 30,		Six Months Ended September 30,
	2011	2010	2011	2010
Net loss reported	$(528)	$(705)	$(1,867)	$(1,744)
Translation adjustments-net	(18)	38	(23)	40
Total comprehensive loss	$(546)	$(667)	$(1,890)	$(1,704)

6.	BUSINESS SEGMENT
The Company operates in one reportable segment. International operations consist primarily of foreign sales offices selling software developed in the United States combined with local maintenance and support revenue. The following table summarizes consolidated financial information of the Company’s operations by geographic location (in thousands):

	Three Months Ended September 30,		Six Months Ended September 30,
	2011	2010	2011	2010
Net revenue
United States	$2,335	$2,377	$4,498	$4,665
Europe/Africa	1,194	995	2,205	1,953
Total	$3,529	$3,372	$6,703	$6,618

	September 30, 2011	March 31, 2011
Long-lived assets
United States	$26,985	$27,029
Europe/Africa	452	478
Total	$27,437	$27,507
The Company is engaged in the design, development, sale, and support of the following software product lines: 1) yolink, 2) MDMS, 3) RAD, and 4) Postano. To date, the Company has not recognized any material revenue relating to our yolink and

Postano products. The following table represents the Company's net revenue by product line (in thousands):

	Three Months Ended September 30,		Six Months Ended September 30,
	2011	2010	2011	2010
Net revenue
Databases (MDMS)	$2,376	$2,349	$4,643	$4,696
RAD Software Tools	1,153	1,023	2,060	1,922
Total	$3,529	$3,372	$6,703	$6,618

7.	RELATED PARTY TRANSACTIONS
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
On August 9, 2011, the Company received a report from the German tax authorities upon completion of a tax audit of the Company's German subsidiary for fiscal years 2005 through 2007. During the quarter ended June 30, 2011, the Company considered the results of the tax audit in measuring its uncertain tax position for transfer pricing between its German subsidiary and other affiliated companies. The effect of the change in estimate was to increase the Company's liability for uncertain tax positions and income tax expense by $4,000 for the quarter ended June 30, 2011. During the quarter ended September 30, 2011, the Company settled $33,000 of the $45,000 in tax liability accrued in the prior quarter for uncertain tax position related to Germany. The remaining balance is expected to be settled within the next twelve months.
During the quarter ended June 30, 2011, while reconciling the German tax audit results to its records for the German subsidiary, the Company discovered certain errors in the amounts of German net operating loss carryforwards and taxable income included in its income tax provision for prior years. The effect of these errors was an understatement of income tax expense by $45,000 and $48,000 in fiscal years 2010 and 2011, respectively. These amounts were recorded during the quarter ended June 30, 2011. Income tax expense for the three month period ended June 30, 2011, and for six month period ended September 30, 2011 includes the effect of the correction of these errors. Management believes these amounts are immaterial to the financial statements for all affected periods.

The tax audit in Germany also resulted in the assessment of certain withholding taxes on intercompany payments in Germany relating to fiscal years 2005 through 2007. Management believes these withholding taxes are refundable pursuant to tax treaties between Germany and the United States and under European Union law. During the quarter ended September 30, 2011, the Company settled approximately $403,000 previously accrued for withholding taxes. Additionally, during the quarter ended September 30, 2011, the Company assessed the potential withholding liability for the periods subsequent to the periods already examined by the German tax authorities, and as a result, identified additional withholding taxes due of approximately $196,000. For the quarter ended September 30, 2011, the Company has recorded this amount as an accrued liability and as a corresponding receivable to reflect the anticipated future refund of these withholding taxes under the tax treaties. As of September 30, 2011, the Company has an accrued liability of approximately $196,000 and a current asset of approximately $599,000 relating to these withholding taxes.

9.	COMMITMENTS AND CONTINGENCIES
The Company is subject from time to time to litigation, claims and suits arising in the ordinary course of business. There were no ongoing material legal proceedings as of September 30, 2011.
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

10. SUBSEQUENT EVENT

On October 11, 2011, the Board of Directors of the Company approved, subject to shareholder approval, an amendment to the Company's employee stock purchase plan, mainly to extend its term and without increasing the number of shares reserved under the plan, because the existing plan was scheduled to expire by its own terms in October 2011. The amendment does not affect the rights of participating employees under the existing plan's current offering period, and the amended plan will not become effective until and unless it is approved by the Company's shareholders.

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

We primarily sell our database and rapid application development software products through established distribution channels consisting of OEMs, system integrators, specialized vertical application software developers and consulting organizations. Our Internet search enhancement tools and social media content aggregation platform are generally sold through our web sites, as well as through co-marketing arrangements with third parties. We also sell all of our products directly through our sales personnel to end user organizations. Outside the United States, we maintain direct sales offices in the United Kingdom, France and Germany. We generally license our database and rapid application development software on a per-CPU, per-server, per-port or per-user basis. We license our yolink and Postano product lines at prices based on usage measured in a variety of ways. We may make both our yolink and Postano products available to users for free under certain circumstances. We also provide continuing software maintenance and support, and other professional services relating to our products, including consulting and training services. Our revenue to date has been principally derived from MDMS and RAD software products.
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
TigerLogic Postano
Postano is a real-time social media content aggregation platform, integrated with our yolink search technology, that allows companies and individuals to collect content from various social media sources, and to display that content either within existing web pages or on new web pages. Postano is designed primarily for commercial use and is generally priced based on the number of social media fans or followers and the number of Postano pages. Through September 30, 2011, revenue recognized from Postano has been immaterial.
TigerLogic Yolink
Yolink is a next-generation search enhancement technology that increases the effectiveness of search functionality across web sites and services. Yolink can search both structured markup, such as HTML, and binary code documents as well as unstructured, raw text documents by layering a common semantic model across them, and using this to organize and effect full-text searches across documents. Yolink searches behind links and through web sites to retrieve content based on keyword search terms. To facilitate the user's review of search results, each keyword is highlighted with a unique color. This capability is especially useful for reviewing and searching through the many web pages that contain hundreds, if not thousands, of embedded hyperlinks. Yolink technology can be applied to many platforms and Internet delivery methodologies. Yolink application programming interfaces (known as APIs) allow developers to integrate yolink search technologies with their web sites, services or applications. Yolink is available for download at www.yolink.com. Through September 30, 2011, revenue recognized from the yolink search technology has been immaterial.
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

RESEARCH AND DEVELOPMENT
We have devoted significant resources to the research and development of our products and technology. We believe that our future success will depend largely on strong development efforts with respect to both our existing and new products. These development efforts have resulted in updates and upgrades to existing MDMS and RAD products and the launch of new products including the yolink search technology and Postano social media product lines. New product updates and upgrades in all of our product lines are currently in progress. We expect to continue our research and development efforts in all product lines for the foreseeable future. We intend for these efforts to improve our future operating results and increase cash flow. However, such efforts may not result in additional new products or revenue, and we can make no assurances that the recently announced products or future products will be successful. We spent approximately $1.4 million and $2.9 million on research and development during the three and six month periods ended September 30, 2011, respectively.

COMPETITION
Competition for our MDMS and RAD products include companies such as Oracle, Microsoft, IBM, and SAP. Direct competitors of our yolink search technology include Google, Yahoo, Microsoft, AOL, and Ask, as well as a number of smaller companies with products that directly and indirectly compete with our yolink search technology. Direct competitors of our Postano social media content aggregation platform include Facebook and Twitter, as well as a number of smaller companies with products and services in the emerging social media marketplace.

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
On an on-going basis, we evaluate our estimates, including those related to revenue recognition and accounting for goodwill. We base our estimates on historical experience and on various other assumptions that we believe to be reasonable under the circumstances. Actual results may differ from these estimates under different assumptions or conditions. As of September 30, 2011, the fair value of the reporting unit substantially exceeded its carrying value.
We have identified the accounting policies below as the policies critical to our business operations and the understanding of our results of operations and how the related judgments and estimates affect the preparation of our consolidated financial statements:

•	Revenue Recognition

•	Goodwill

•	Employee Stock-Based Compensation

•	Income Taxes
These critical accounting policies are described in our Form 10-K for the fiscal year ended March 31, 2011 and there have been no changes in our application of these policies during the period ended September 30, 2011.

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

	Three Months Ended			Three Months Ended		Six Months Ended			Six Months Ended
	September 30, 2011			September 30, 2010		September 30, 2011			September 30, 2010
	Results	% of Net Revenues	% Change	Results	% of Net Revenues	Results	% of Net Revenues	% Change	Results	% of Net Revenues
	(In thousands)			(In thousands)		(In thousands)			(In thousands)
Net revenues
Licenses	$1,137	32%	5%	$1,079	32%	$1,976	29%	(1)%	$2,006	30%
Services	2,392	68%	4%	2,293	68%	4,727	71%	2%	4,612	70%
Total net revenues	3,529	100%	5%	3,372	100%	6,703	100%	1%	6,618	100%
Operating expenses
Cost of revenues:
Cost of license revenues (as a % of license revenues)	4	—%	—%	4	—%	6	—%	—%	6	—%
Cost of service revenues (as a % of service revenues)	482	20%	10%	440	19%	959	20%	13%	851	18%
Selling and marketing	1,201	34%	5%	1,147	34%	2,560	38%	11%	2,308	35%
Research and development	1,384	39%	(7)%	1,496	44%	2,868	43%	(4)%	3,002	45%
General and administrative	880	25%	(5)%	926	27%	1,973	29%	(4)%	2,065	31%
Total operating expenses	3,951	112%	(2)%	4,013	119%	8,366	125%	2%	8,232	124%
Operating loss	(422)	(12)%	(34)%	(641)	(19)%	(1,663)	(25)%	3%	(1,614)	(24)%
Other income (expense)-net	(38)	(1)%	(215)%	33	1%	(27)	—%	(108)%	(13)	—%
Loss before income taxes	(460)	(13)%	(24)%	(608)	(18)%	(1,690)	(25)%	4%	(1,627)	(25)%
Income tax provision	68	2%	(30)%	97	3%	177	3%	51%	117	2%
Net loss	$(528)	(15)%	(25)%	$(705)	(21)%	$(1,867)	(28)%	7%	$(1,744)	(26)%

REVENUE
NET REVENUE. Our revenue is derived principally from two sources: fees from software licensing and fees for post contract technical support. We generally license our database and rapid application development software primarily on a per-CPU, per-server, per-port or per-user basis. Therefore, the addition of CPUs, servers, ports or users to existing systems increases our revenue from our installed base of licenses. Similarly, the reduction of CPUs, servers, ports or users from existing systems decreases our revenue from our installed base of customers. The timing of orders and customer ordering patterns has resulted in fluctuations in license revenue between quarters and year-to-year. Total revenue increased slightly by $0.2 million or 5%, and $0.1 million or 1% for the three and six month periods ended September 30, 2011, respectively, when compared to the same periods in the prior year mainly due to higher service revenues and favorable foreign currency exchange effect. License revenue for the three and six month periods ended September 30, 2011 remained relatively unchanged on a dollar amount basis when compared to the same periods in the prior year.
We have been actively developing and marketing our newer product lines, including yolink and Postano. Revenue from these new products has been immaterial for the three and six month periods ended September 30, 2011 and no revenue was recognized in the same periods in the prior year. While we are committed to research and development efforts that are intended to allow us to penetrate new markets and generate new sources of revenue, such efforts may not result in additional products, services or revenue.

OPERATING EXPENSES
COST OF LICENSE REVENUE. Cost of license revenue is comprised of direct costs associated with software license sales including software packaging, documentation, physical media costs and royalties. Cost of license revenue remained consistent for the three and six month periods ended September 30, 2011 when compared to the same periods in the prior year.

COST OF SERVICE REVENUE. Cost of service revenue includes primarily personnel costs relating to consulting, technical support and training services. Cost of service revenue for the three and six month periods ended September 30, 2011 increased $42,000 or 10% and $0.1 million or 13% when compared to the same periods in the prior year due to higher one-time personnel related costs resulting from the consolidation of our offices in the United Kingdom, and higher stock compensation expense for new stock options issued during the prior period.
SELLING AND MARKETING. Selling and marketing expense consists primarily of salaries, benefits, advertising, trade shows, travel and overhead costs for our sales and marketing personnel. Selling and marketing expense for the three month period ended September 30, 2011 increased $0.1 million or 5% when compared to the same period in the prior year. Selling and marketing expense for the six month period ended September 30, 2011 increased $0.3 million or 11% when compared to the same period in the prior year. The increase in the three and six month periods ended September 30, 2011 when compared to the same periods in the prior year was due to higher personnel cost from additional headcount, and consulting expenses relating to the new Postano product. We anticipate that selling and marketing costs related to the yolink and Postano product lines may increase as we further develop the sales channels for these products and if customer acceptance of these products increases. In addition, if our continued research and development efforts are successful, including with respect to our yolink and Postano product lines, and as new products or services are created, we may incur increased sales and marketing expense to promote those new products in future periods.
RESEARCH AND DEVELOPMENT. Research and development expense consists primarily of salaries and other personnel-related expenses and overhead costs for engineering personnel, including employees in the United States and the United Kingdom and contractors in the United States. Research and development expense for the three month period ended September 30, 2011 decreased $0.1 million or 7% when compared to the same period in the prior year due to lower personnel expense resulted from lower headcount, and lower depreciation expense as certain fixed assets were fully depreciated, partially offset by higher stock compensation expense for new stock options issued during the prior period. Research and development expense for the six month period ended September 30, 2011 decreased by $0.1 million or 4% when compared to the same period in the prior year due to lower amortization and depreciation expense as certain fixed assets were fully depreciated. We are committed to our research and development efforts and expect research and development expenses to increase in future periods as we investigate further applications and delivery options for the yolink technology and Postano social media products, and as we build new technology platforms for our RAD product line and continue enhancing our MDMS product line. Such efforts may not result in additional new products, and new products may not generate sufficient revenue, if any, to offset the research and development expense.
GENERAL AND ADMINISTRATIVE. General and administrative expense consists primarily of costs associated with our finance, human resources, legal and other administrative functions. These costs consist principally of salaries and other personnel-related expenses, professional fees, depreciation and overhead costs. General and administrative expense for the three month period ended September 30, 2011 remained consistent when compared to the same period in the prior year. General and administrative expense for the six month period ended September 30, 2011 decreased $0.1 million or 4% when compared to the same period in the prior year due to lower professional fees in the current year.
OTHER INCOME (EXPENSE). Other income (expense) consists primarily of gains and losses on foreign currency transactions. Other income (expense) decreased from $33,000 of income for the three month period ended September 30, 2010 to $38,000 of expense for the three month period ended September 30, 2011. Other income (expense) increased from $13,000 of expense for the six month period ended September 30, 2010 to $27,000 of expense for the six month period ended September 30, 2011. The variance for the three and six month periods ended September 30, 2011 when compared to the same periods in the prior year is mainly due to fluctuation in the Euro exchange rate relating to intercompany balances. Due to the uncertainty in exchange rates, we may experience transaction gains or losses in future periods, the effect of which cannot be predicted at this time.
PROVISION FOR INCOME TAXES. Our effective tax rate was (14.8)% and (10.5)% for the three and six month periods ended September 30, 2011, respectively, and (16.0)% and (7.2)% for the three and six month periods ended September 30, 2010, respectively. The provision for income taxes for the three and six month periods ended September 30, 2011 reflected the income tax on net earnings from foreign subsidiaries, and true up of tax expense of our Germany subsidiary, net of the deferred tax benefits. The provision for income taxes for the three and six month periods ended September 30, 2010 reflected income tax on net earnings from foreign subsidiaries. Due to uncertainties surrounding the timing of realizing the benefits of the net operating loss carryforwards in the future, we continue to carry a full valuation allowance against net deferred tax assets for our subsidiaries in the United States and United Kingdom.

On August 9, 2011, we received a report from the German tax authorities upon completion of a tax audit of our German subsidiary for fiscal years 2005 through 2007. During the quarter ended June 30, 2011, we considered the results of the tax audit in measuring our uncertain tax position for transfer pricing between our German subsidiary and other affiliated companies. The effect of the change in estimate was to increase our liability for uncertain tax positions and income tax expense by $4,000 for the quarter ended June 30, 2011. During the quarter ended September 30, 2011, we have settled $33,000 of the $45,000 in tax liability accrued in the prior quarter for uncertain tax position related to Germany. The remaining balance is expected to be settled within the next twelve months.
During the quarter ended June 30, 2011, while reconciling the German tax audit results to our records for the German subsidiary, we discovered certain errors in the amounts of German net operating loss carryforwards and taxable income included in our income tax provision for prior years. The effect of these errors was an understatement of income tax expense by

$45,000 and $48,000 in fiscal 2010 and 2011, respectively. These amounts were recorded during the quarter ended June 30, 2011. Income tax expense for the three month period ended June 30, 2011, and for six month period ended September 30, 2011 includes the effect of the correction of these errors. Management believes these amounts are immaterial to the financial statements for all affected periods.
The tax audit in Germany also resulted in the assessment of certain withholding taxes on intercompany payments in Germany relating to fiscal years 2005 through 2007. Management believes these withholding taxes are refundable pursuant to tax treaties between Germany and the United States and under European Union law. During the quarter ended September 30, 2011, we settled $403,000 of the withholding tax liability accrued for in the previous quarter ended June 30, 2011. Additionally, during the quarter ended September 30, 2011, we assessed the potential withholding liability for the periods subsequent to the periods already examined by the German tax authorities, and as a result, identified additional withholding taxes due of approximately $196,000. For the quarter ended September 30, 2011, we recorded this amount as an accrued liability and as a corresponding receivable amount to reflect the anticipated future refund of these withholding taxes under the tax treaties. As of September 30, 2011, we have an accrued liability of $196,000 and a current asset of $599,000 relating to these withholding taxes.

LIQUIDITY AND CAPITAL RESOURCES
As of September 30, 2011, we had $8.9 million in cash, of which approximately $1.0 million was held by our foreign subsidiaries and, if repatriated, would not be subject to material tax consequences. We believe that our existing cash balances will be sufficient to meet our operating and capital expenditure requirements for the remainder of the fiscal year ending March 31, 2012 and through the foreseeable future. We are committed to research and development and marketing efforts that are intended to allow us to penetrate new markets and generate new sources of revenue and improve operating results. However, our research and development and marketing efforts have required, and will continue to require, cash outlays without the immediate or short-term receipt of related revenue. Our ability to meet our expenditure requirements is dependent upon our future financial performance, and this will be affected by, among other things, prevailing economic conditions, our ability to penetrate new markets and attract new customers, market acceptance of our new and existing products and services, the success of research and development efforts and other factors beyond our control.

On December 7, 2009, we entered into an amendment to our lease agreement dated November 9, 2004 with The Irvine Company relating to office space in Irvine, California. The amendment modified certain terms of the original lease as follows: (a) the lease term was extended to October 31, 2015; (b) the lease completely terminated as to the approximately 14,000 square foot portion of the premises from the original 29,000 square feet space; and (c) commencing on March 1, 2010, the total base rent over the new lease amendment term became approximately $1.5 million. The annual base rent ranges from approximately $215,000 during the first year to approximately $299,000 during the last year of the lease. The rent expense is being recognized on a straight line basis over the new lease term.
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
We had no material commitments for capital expenditures as of September 30, 2011.
Net cash used in operating activities was $2.4 million and $1.6 million for the six month periods ended September 30, 2011 and 2010, respectively. The increase in net cash used in operating activities for the six month period ended September 30, 2011 as compared to the same period in the prior year was primarily due to higher selling and marketing expense and also due to remittance of refundable withholding taxes to the German government of approximately $403,000. Net cash used in investing activities was $44,000 and $213,000 for the six month periods ended September 30, 2011 and 2010, respectively, for expenditures related to furniture and equipment purchased. Net cash provided by financing activities was $110,000 and $207,000 for the six month periods ended September 30, 2011 and 2010, respectively. Net cash provided by financing activities was due to proceeds derived from the exercise of stock options and related issuance of common stock.
There was no outstanding line of credit during the six months ending September 30, 2011 or 2010.

OFF-BALANCE SHEET ARRANGEMENTS
We did not have any off-balance sheet liabilities or transactions as of September 30, 2011.

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
Our Adjusted EBITDA was negative $0.1 million or negative 2% of total net revenue for the three month period ended September 30, 2011 as compared to negative $0.3 million or negative 8% of total net revenue for the same period in the prior year. The improvement in the adjusted EBITDA for the three months ended September 30, 2011 as compared to the same period in the prior year was due to higher revenue, and lower research and development expense due to lower headcount. Our adjusted EBITDA was negative $1.0 million or negative 14% of total net revenue for the six month period ended September 30, 2011, as compared to negative $0.9 million or negative 13% of total net revenue for the same period in the prior year. The slight decrease in the adjusted EBITDA for the six month period ended September 30, 2011 when compared to the same period in the prior year was a result of higher one-time cost of service personnel expense associated with the consolidation of our offices in the United Kingdom, and higher selling and marketing expense relating to our Postano product, partially offset by lower research and development expense due to lower headcount, and lower general and administrative expense due to lower professional expense. The following table reconciles Adjusted EBITDA to the GAAP reported net loss:
RECONCILIATION OF ADJUSTED EBITDA TO NET LOSS
(In thousands)

	Three Months Ended September 30,		Six Months Ended September 30,
	2011	2010	2011	2010
Reported net loss	$(528)	$(705)	$(1,867)	$(1,744)
Depreciation and amortization	38	90	82	187
Stock-based compensation	296	274	629	549
Interest (income) expense-net	—	(1)	(2)	1
Other (income) expense-net	38	(34)	29	12
Income tax provision	68	97	177	117
Adjusted EBITDA	$(88)	$(279)	$(952)	$(878)
Our Adjusted EBITDA financial information can also be reconciled to net cash used in operating activities as follows:

RECONCILIATION OF ADJUSTED EBITDA TO NET CASH USED IN OPERATING ACTIVITIES (In thousands)

	Six Months Ended September 30,
	2011	2010
Net cash used in operating activities	$(2,449)	$(1,631)
Interest (income) expense-net	(2)	1
Other expense-net	29	12
Change in trade accounts receivable	498	(42)
Change in other current and non-current assets	652	20
Change in accounts payable	(31)	(18)
Change in accrued liabilities	178	462
Change in deferred revenue	207	333
Foreign currency exchange loss	(30)	(10)
Provision for bad debt	(4)	(5)
Adjusted EBITDA	$(952)	$(878)

ITEM 4.CONTROLS AND PROCEDURES
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
We operate in a rapidly changing environment that involves numerous risks and uncertainties. A description of the risks and uncertainties associated with our business is set forth below. You should carefully consider such risks and uncertainties, together with the other information contained in this Quarterly Report on Form 10-Q for the fiscal quarter ended September 30, 2011 and in our other public filings, including our Annual Report on Form 10-K for the fiscal year ended March 31, 2011. If any of such risks and uncertainties actually occurs, our business, financial condition or operating results could differ materially from the plans, projections and other forward-looking statements included in the section titled “Management's Discussion and Analysis of Financial Condition and Results of Operations” and elsewhere in this report and in our other public filings. In addition, if any of the following risks and uncertainties, or if any other risks and uncertainties, actually occurs, our business, financial condition or operating results could be harmed substantially, potentially causing the market price of our stock to decline, perhaps significantly. The following section lists some, but not all, of these risks and uncertainties that may have a material adverse effect on our business, financial condition or results of operation.
IF WE DO NOT DEVELOP NEW PRODUCTS AND ENHANCE EXISTING PRODUCTS TO KEEP PACE WITH

RAPIDLY CHANGING TECHNOLOGY AND INDUSTRY STANDARDS, OUR REVENUE MAY DECLINE.
We have devoted significant resources to the research and development of products and technologies. We believe that our future success will depend in large part on strong research and development efforts with respect to both our existing and new products. We have made an extensive effort to leverage our Pick UDM and core intellectual property to create new product lines, which include our yolink search technology and our social media product called Postano. While we intend for these efforts to improve our future operating results and increase cash flow, such new products may not be successful or generate significant revenue. The development of new or enhanced software products is a complex and uncertain process requiring high levels of innovation, as well as accurate anticipation of customer and technical trends. In developing new products and services, we may fail to develop and market products that respond to technological changes or evolving industry standards in a timely or cost-effective manner, or experience difficulties that could delay or prevent the successful development, introduction and marketing of these new products. The development and introduction of new or enhanced products also requires us to manage the transition from older products in order to minimize disruptions in customer ordering patterns and to ensure that adequate supplies of new products can be delivered to meet customer demand. Failure to develop and introduce new products, or enhancements to existing products, in a timely and cost-effective manner in response to changing market conditions or customer requirements, or lack of customer acceptance of our products, will materially and adversely affect our business, results of operations and financial condition. In addition, if we acquire new technologies in the future, they could prove difficult to integrate and may disrupt our business, dilute stockholders' value and adversely affect our operating results.
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
WE HAVE A HISTORY OF LOSSES AND MAY CONTINUE TO INCUR SIGNIFICANT LOSSES IN THE FUTURE.
We incurred net losses of approximately $0.5 million and $1.9 million for the three and six months ended September 30, 2011. We had an accumulated deficit of approximately $107.1 million as of September 30, 2011. We may continue to incur significant losses in the future for a number of reasons, including uncertainty as to the level of our future revenues and our efforts to monetize newer technologies we have developed including yolink and Postano. We plan to continue to pursue strategic opportunities and invest in new product development. Forecasting our revenues and profitability for these new business models is inherently uncertain and volatile. We will need to generate significant increases in our revenues to achieve and maintain profitability, particularly given the current small size of our business relative to the costs associated with being a public reporting company. If our revenue fails to grow or grows more slowly than we currently anticipate or our operating expenses exceed our expectations, our losses would significantly increase which could harm our business and operating results.

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
THE CONCENTRATION OF OUR STOCK OWNERSHIP GIVES CERTAIN STOCKHOLDERS SIGNIFICANT CONTROL OVER OUR BUSINESS.
As of September 30, 2011, Astoria beneficially owned approximately 53% of our outstanding common stock. Richard W. Koe, Chairman of the Board of Directors and our Interim President and Chief Executive Officer, serves as the Managing General Partner for Astoria Capital Management, Inc., a general partner of Astoria. This concentration of stock ownership allows Astoria, acting alone, to block any actions that require approval of our stockholders, including the election of members to our Board of Directors and the approval of significant corporate transactions. Moreover, this concentration of ownership may delay or prevent a change in control.
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
THE INABILITY TO PROTECT OUR INTELLECTUAL PROPERTY COULD HARM OUR ABILITY TO COMPETE.

Our ability to compete successfully will depend, in part, on our ability to protect our proprietary technology and operations without infringing upon the rights of others. We may fail to do so. In addition, the laws of certain countries in which our products are, or may be, licensed may not protect our proprietary rights to the same extent as the laws of the United States. We rely primarily on a combination of trade secret, copyright and trademark laws and contractual provisions to protect our intellectual property and proprietary rights. Our trademarks include TigerLogic, yolink, Pick, D3, Omnis, Omnis Studio, mvEnterprise, mvBase, and mvDesigner, among others. We have five issued U.S. patents, one allowed U.S. patent, and ten pending U.S. patent applications as of September 30, 2011. In addition to trademark and copyright protections, we generally license our products to end users on a “right to use” basis pursuant to license agreements that restrict use of products to a specified number of users or a specified usage.
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
As of September 30, 2011, we had 28,149,347 outstanding shares of common stock, of which approximately 15 million shares were restricted securities held by Astoria and other holders. Restricted securities may be sold in the public market only if they are registered or if they qualify for an exemption from registration promulgated under the Securities Act. At present, all of our outstanding restricted securities may be registered or are eligible for public sale under Rule 144, subject to volume limitations and other requirements of Rule 144.
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
OUR GLOBAL OPERATIONS EXPOSE US TO ADDITIONAL RISKS AND CHALLENGES ASSOCIATED WITH CONDUCTING BUSINESS INTERNATIONALLY.
We operate on a global basis with offices or distributors in Europe, Africa, Asia, Latin America, South America, Australia and North America and development efforts in North America and Europe. Approximately 34% and 33% of our revenue for the three and six months ended September 30, 2011, respectively, was generated from our international offices. We face several risks inherent in conducting business internationally, including but not limited to the following:

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

10.12*
Offer letter, dated August 31, 2011 between the Registrant and Gerald F. Chew (included as Exhibit 10.12 to the Registrant's Form 8-K filed with the Commission on September 2, 2011 and incorporated herein by reference)

31.1	Certification of Chief Executive Officer

31.2	Certification of Chief Financial Officer

32.1	Certification of Chief Executive Officer and Chief Financial Officer Pursuant to 18 U.S.C. 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

101.INS†	XBRL Instance Document

101.SCH†	XBRL Taxonomy Extension Schema Document

101.CAL†	XBRL Taxonomy Extension Calculation Linkbase Document

101.DEF†	XBRL Taxonomy Extension Definition Linkbase Document

101.LAB†	XBRL Taxonomy Extension Label Linkbase Document

101.PRE†	XBRL Taxonomy Extension Presentation Linkbase Document

__________
* Indicates management contract or compensatory plan, contract or arrangement.

†XBRL information is furnished and not filed for purposes of Section 11 and 12 of the Securities Act and Section 18 of the Exchange Act, and is not subject to liability under these sections, is not part of any registration statement or prospectus to which it relates and is not incorporated or deemed to be incorporated by reference into any registration statement, prospectus or other document.

SIGNATURES
Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Date:	November 10, 2011	TIGERLOGIC CORPORATION

/S/ THOMAS LIM
Thomas Lim Chief Financial Officer and Duly Authorized Officer

EXHIBIT INDEX

Exhibit:	Description

10.12*
Offer letter, dated August 31, 2011 between the Registrant and Gerald F. Chew (included as Exhibit 10.12 to the Registrant's Form 8-K filed with the Commission on September 2, 2011 and incorporated herein by reference)

31.1	Certification of Chief Executive Officer

31.2	Certification of Chief Financial Officer

32.1	Certification of Chief Executive Officer and Chief Financial Officer Pursuant to 18 U.S.C. 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

101.INS†	XBRL Instance Document

101.SCH†	XBRL Taxonomy Extension Schema Document

101.CAL†	XBRL Taxonomy Extension Calculation Linkbase Document

101.DEF†	XBRL Taxonomy Extension Definition Linkbase Document

101.LAB†	XBRL Taxonomy Extension Label Linkbase Document

101.PRE†	XBRL Taxonomy Extension Presentation Linkbase Document

__________
* Indicates management contract or compensatory plan, contract or arrangement.

†XBRL information is furnished and not filed for purposes of Section 11 and 12 of the Securities Act and Section 18 of the Exchange Act, and is not subject to liability under these sections, is not part of any registration statement or prospectus to which it relates and is not incorporated or deemed to be incorporated by reference into any registration statement, prospectus or other document.