Form 10-K
period 2012-03-31
TigerLogic CORP
filed 2012-06-26
CIK 820738

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-K
(Mark one)

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended March 31, 2012
or

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the transition period from ______ to ______
Commission File Number 000-16449
____________________________________

TIGERLOGIC CORPORATION
(Exact Name of Registrant as Specified in Its Charter)

Delaware	94-3046892
(State of Incorporation)	(I.R.S. Employer ID. No.)

25A Technology Drive Suite 100, Irvine, California	92618
(Address of Principal Executive Offices)	(Zip Code)
(949) 442-4400
(Registrant’s Telephone Number, Including Area Code)
____________________________________
Securities registered pursuant to Section 12(b) of the Exchange Act:

Title of Each Class	Name of Each Exchange on Which Registered
Common Stock, $0.10 par value per share	The NASDAQ Stock Market LLC (The NASDAQ Capital Market)
Securities registered pursuant to Section 12(g) of the Exchange Act:
None
____________________________________

Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act. YES ☐  NO  ☒
Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or 15(d) of the Exchange Act. YES ☐  NO  ☒
Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.    YES ☒   NO  ☐
Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Website, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).    YES  ☒   NO  ☐
Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of the registrant's knowledge, in the definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form
10-K.   ☒
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
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    YES ☐    NO ☒
The aggregate market value of the voting and non-voting common equity held by non-affiliates of the Registrant was $35,130,628 on September 30, 2011 based on the closing sale price of such stock as reported on The Nasdaq Capital Market on that date.
As of May 31, 2012, the registrant had 28,190,969 shares of its common stock outstanding.
DOCUMENTS INCORPORATED BY REFERENCE
None.

PART I
IMPORTANT NOTE ABOUT FORWARD-LOOKING STATEMENTS. This Annual Report on Form 10-K contains forward-looking statements within the meaning of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended (the “Exchange Act”). These statements may generally be identified by the use of such words as “expect,” “anticipate,” “believe,” “intend,” “plan,” “will,” or “shall,” or the negative of those terms. We have based these forward-looking statements on our current expectations and projections about future events. Forward-looking statements involve certain risks and uncertainties and actual results may differ materially from those discussed in any such statement. Factors that could cause actual results to differ materially from such forward-looking statements include the risks described under the heading “Risk Factors” in Part I, Item 1A of this Annual Report on Form 10-K and elsewhere in this Annual Report on Form 10-K. The forward-looking statements contained in this Annual Report on Form 10-K include, but are not limited to statements about the following: (1) our future success, (2) our research and development efforts, (3) our future operating results and cash flow, (4) our ability to compete, (5) the markets in which we operate, (6) our revenue, (7) cost of license revenue and cost of service revenue, (8) our selling and marketing costs, (9) our general and administrative costs, (10) our research and development expenses, (11) the effect of critical accounting policies, (12) the possibility that we may seek to take advantage of opportunities in the equity and capital markets (13) our belief that our existing cash balances combined with our cash flow from operating activities will be sufficient to meet our operating and capital expenditure requirements for the remainder of the fiscal year ending March 31, 2013 and through the foreseeable future, (14) our focus on the continued development and enhancement of new product lines, including search technology and social media tools, and identification of new and emerging technology areas and discussions with channel partners for the sale and distribution of the new product lines, (15) the effect of recent changes in tax laws on our financial statements, and (16) the possibility that we may seek to take advantage of strategic acquisition opportunities. All forward-looking statements in this document are made as of the date hereof, based on information available to us as of the date hereof, and we assume no obligation to update any forward-looking statement.

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

We primarily sell our database and rapid application development software products through established distribution channels consisting of OEMs, system integrators, specialized vertical application software developers and consulting organizations. Our Internet search enhancement tools and social media content aggregation platform are generally sold through our web sites, as well as through co-marketing arrangements with third parties. We also sell all of our products directly through our sales personnel to end user organizations. Outside the United States, we maintain direct sales offices in the United Kingdom, France and Germany. We generally license our database and rapid application development software on a per-CPU, per-server, per-port or per-user basis. We license our yolink and Postano product lines at prices based on usage measured in a variety of ways. We may make both our yolink and Postano products available to users for free under certain circumstances. We also provide continuing software maintenance and support, and other professional services relating to our products, including consulting and training services. The majority of our revenue to date has been principally derived from MDMS and RAD software products.
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
TigerLogic Postano
Postano is a real-time social media content aggregation platform, integrated with our yolink search technology that allows companies and individuals to collect content from various social media sources, and to display that content either within existing web pages hosted by us, or within existing web pages hosted by others, or in interactive tabs on Facebook. Postano is designed for both personal and commercial use. Postano pricing is based on features and support levels desired. There is no charge for users to create one Postano that we host. Through March 31, 2012, revenue recognized from Postano product has been immaterial.
TigerLogic Yolink
Yolink is a next-generation search enhancement technology that increases the effectiveness of search functionality across web sites and services. Yolink can search both structured markup, such as HTML, and binary code documents as well as unstructured, raw text documents by layering a common semantic model across them, and using this to organize and effect full-text searches across documents. Yolink searches behind links and through web sites to retrieve content based on keyword search terms. To facilitate the user's review of search results, each keyword is highlighted with a unique color. This capability is especially useful for reviewing and searching through the many web pages that contain hundreds, if not thousands, of embedded hyperlinks. Yolink technology can be applied to many platforms and Internet delivery methodologies. Yolink application programming interfaces (known as APIs) allow developers to integrate yolink search technologies with their web sites, services or applications. Yolink is available for download at www.yolink.com. Through March 31, 2012, revenue recognized from the yolink search technology has been immaterial.
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

In March 2012, we released version 5.2 of Omnis Studio featuring a new JavaScript based Client technology that enables developers to create leading-edge mobile applications. The Omnis JavaScript Client uses scripting compatible with HTML5 and CSS3 to enable support for all popular browsers and devices, including tablets, smartphones, desktops, and web-enabled TVs. Omnis-based applications are developed once and deployed to any device, on any platform, including Android, iOS, Mac OS, Linux and Windows, with no plug-in installation required.
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
Sales and Distribution

In the United States, we sell our MDMS and RAD products through established distribution channels consisting of OEMs, system integrators, specialized vertical application software developers and consulting organizations. We sell our yolink and Postano products through our web sites, as well as through co-marketing arrangements with third parties. We also sell all of our products directly through our sales personnel to end user organizations. Outside the United States, we maintain direct sales offices in the United Kingdom, France and Germany. Approximately 31%, 31%, and 32% of our revenue came from sales through our offices located outside the United States for the twelve months ended March 31, 2012, 2011 and 2010, respectively.
We sell our products in U.S. Dollars in North America, British Pounds Sterling in the United Kingdom and Euros in France and Germany. Because we recognize revenue and expense in these various currencies but report our financial results in U.S. Dollars, changes in exchange rates may cause variances in our period-to-period revenue and results of operations in future periods.

We generally license our MDMS and RAD software on a per-CPU, per-server, per-port or per-user basis. Therefore, the addition of CPUs, servers, ports or users to existing systems increases our revenue from our installed base of licensees. Similarly, a decrease in CPUs, servers, ports or users would result in a decrease in our revenue. In addition to software products, we provide continuing software maintenance and support and, to a limited extent, other professional services to our customers, including consulting and training services to help plan, analyze, implement and maintain application software based on our products.
Customers
Our MDMS and RAD customers may be classified into two general categories:

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
The target customers for our yolink products include companies, bloggers, and individual users who want to enhance their search capabilities. Target customers for Postano range from companies to individuals who are active in social media channels. For each of the three years ended March 31, 2012, 2011 and 2010, no single customer accounted for more than 10% of our revenue.

Research and Development
We have devoted significant resources to the research and development of our products and technology. We believe that our future success will depend largely on strong development efforts with respect to both our existing and new products. These development efforts have resulted in updates and upgrades to existing MDMS and RAD products and the launch of new products including the yolink search technology and Postano social media product lines. New product updates and upgrades in all of our product lines are currently in progress. We expect to continue our research and development efforts in all product lines for the foreseeable future. We intend for these efforts to improve our future operating results and increase cash flow. However, such efforts may not result in additional new products or revenue, and we can make no assurances that the recently announced products or future products will be successful. We spent approximately $5.9 million, $6.0 million, and $6.1 million on research and development in fiscal years 2012, 2011, and 2010, respectively.

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
Intellectual Property and Other Proprietary Rights
We rely primarily on a combination of trade secret, patent, copyright and trademark laws and contractual provisions to protect our intellectual property and proprietary rights. Our trademarks include TigerLogic, yolink, Raining Data, Pick, D3, Omnis, Omnis Studio, mvEnterprise, mvBase, and mvDesigner, among others. We have eight issued U.S. patents, one allowed U.S. patents, and six pending U.S. patent applications as of March 31, 2012.

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
Employees
At March 31, 2012, we had 86 employees worldwide of which 59 were in the United States and 27 were in our international offices. Of the 86 employees, 79 are full-time and approximately 37% are in research and development, 24% in technical support, 22% in sales and marketing and 17% in general and administrative functions. None of our employees are represented by a labor union, and we consider our employee relations to be good. Competition for qualified personnel in our industry is intense. We believe that our future success will continue to depend, in part, on our continued ability to attract, hire and retain qualified personnel.

Executive Officers
The following sets forth certain information regarding our executive officers as of March 31, 2012:

Name	Age	Position(s)
Richard W. Koe	55	Interim President and Chief Executive Officer
Thomas Lim	43	Chief Financial Officer, VP of Finance, and Secretary
Gerald F. Chew	52	Senior Vice President, Corporate and Product Development
John H. Bramley	55	Vice President, Operations
Cliff Torng	49	Vice President, Marketing
Mr. Koe was appointed Interim President and Chief Executive Officer on February 26, 2009. Mr. Koe joined the Board of Directors in January 2003 and has served as Chairman since December 2004. Mr. Koe has served as Managing General Partner for Astoria Capital Partners, L.P.(“Astoria”) and Montavilla Partners, L.P., both of which are investment partnerships, and as President of Astoria Capital Management (“ACM”), since July 1991. Astoria holds a majority of our outstanding common stock. Mr. Koe serves as Chairman of the Compensation Committee and the Nominating and Corporate Governance Committee and is the sole member of the Stock Committee, a subcommittee of the Compensation Committee. Mr. Koe holds a B.A. in History from the University of Oregon. Mr. Koe has significant executive leadership experience having served as President of ACM, and Managing General Partner for Astoria and Montavilla Partners, L.P., for over 20 years. This experience, combined with over 10 years relationship with us as a major shareholder, and over 8 years of service on our Board of Directors, including as Chairman, uniquely qualify Mr. Koe to serve as our Interim President and Chief Executive Officer.
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

Mr. Chew was appointed as our Senior Vice President, Corporate and Product Development in September 2011. Mr. Chew joined the Board in July 1998. Since October 2003, Mr. Chew has served as Managing Director of Bridgetown Associates LLC, an investment advisory firm. From September 2008 to June 2010, Mr. Chew served as a Senior Vice President at IHS, Inc. (NYSE: IHS), a leading global source of critical information and insight. Mr. Chew served as President and Chief Operating Officer of MDSI Mobile Data Solutions Inc. (Nasdaq: MDSI), a provider of mobile workforce management solutions, from April 2001 to March 2002 and served as a director of MDSI from 1995 until April 2001. Mr. Chew holds a B.S. in Electrical Engineering from the University of California, Davis and an M.B.A. from the Amos Tuck School of Business Administration at Dartmouth College. Mr. Chew is also an advisor to several private companies. Until joining us as an employee in September 2011, Mr. Chew served as Chairman of the Audit Committee and served on the Compensation Committee and the Nominating and Corporate Governance Committee. The Board believes Mr. Chew's extensive senior executive experience in publicly listed technology companies, combined with his 14 years of service as a director on our Board, qualify Mr. Chew to continue to serve as our director.
Mr. Bramley has served as our Vice President, Operations since July 2008. From February 2007 to July 2008, Mr. Bramley served as our Vice President of Product Development. From April 2001 to February 2007, Mr. Bramley held various corporate technical positions involved with the development, marketing and support of our technology. From November 1996 to April 2001, Mr. Bramley served as Vice President, Engineering responsible for the product development and technical support for our MDMS products. From January 1987 to November 1996, Mr. Bramley was involved in the management and development of the Pick database management system at Sequoia Systems, a vendor of fault tolerant hardware products. Mr. Bramley holds a B.S. degree in Computer Science from the State University of New York, Plattsburgh, NY.
Mr. Torng has served as our Vice President of Marketing since June 2011. Prior to joining TigerLogic, from June 2010 to March 2011, Mr. Torng served as the Senior Vice President of US Marketing and Advertising for Ralph Lauren, Inc., a leading fashion brand and retailer. From November 2008 to February 2010, Mr. Torng served as Executive Vice President, Chief Marketing Officer for Movie Gallery, Inc., a video rental and specialty gaming retail chain. From May 1996 to October 2008, Mr. Torng served in a variety of roles, the last being Director of Marketing for the Jordan brand, for Nike, Inc., a leading sports brand manufacturer and retailer. From September 1991 to April 1996, Mr. Torng held a variety of roles for Saatchi & Saatchi Advertising, Asia Pacific, the last role being Executive Director, North Asia. Mr. Torng holds a B.A. in English from Cornell University and an MBA from Cornell University's Johnson Graduate School of Management.

ITEM 1A.     Risk Factors
We operate in a rapidly changing environment that involves numerous risks and uncertainties. A description of the risks and uncertainties associated with our business is set forth below. You should carefully consider such risks and uncertainties, together with the other information contained in this Annual Report on Form 10-K for the fiscal year ended March 31, 2012 and in our other public filings. If any of such risks and uncertainties actually occurs, our business, financial condition or operating results could differ materially from the plans, projections and other forward-looking statements included in the section titled “Management's Discussion and Analysis of Financial Condition and Results of Operations” and elsewhere in this report and in our other public filings. In addition, if any of the following risks and uncertainties, or if any other risks and uncertainties, actually occurs, our business, financial condition or operating results could be harmed substantially, potentially causing the market price of our stock to decline, perhaps significantly. The following section lists some, but not all, of these risks and uncertainties that may have a material adverse effect on our business, financial condition or results of operation.
IF WE DO NOT DEVELOP NEW PRODUCTS AND ENHANCE EXISTING PRODUCTS TO KEEP PACE WITH RAPIDLY CHANGING TECHNOLOGY AND INDUSTRY STANDARDS, OUR REVENUE MAY DECLINE.
We have devoted significant resources to the research and development of products and technologies. We believe that our future success will depend in large part on strong research and development efforts with respect to both our existing and new products. We have made an extensive effort to leverage our Pick UDM and core intellectual property to create new product lines, which include our yolink search technology and our social media product called Postano. While we intend for these efforts to improve our future operating results and increase cash flow, such new products may not be successful or generate significant revenue. The development of new or enhanced software products is a complex and uncertain process requiring high levels of innovation, as well as accurate anticipation of customer and technical trends. In developing new products and services, we may fail to develop and market products that respond to technological changes or evolving industry standards in a timely or cost-effective manner, or experience difficulties that could delay or prevent the successful development, introduction and marketing of these new products. The development and introduction of new or enhanced products also requires us to manage the transition from older products in order to minimize disruptions in customer ordering patterns and to ensure that adequate supplies of new products can be delivered to meet customer demand. Failure to develop and introduce new products, or enhancements to existing products, in a timely and cost-effective manner in response to changing market conditions or customer requirements, or lack of customer acceptance of our products, will materially and adversely affect our business, results of operations and financial condition. There can be no assurance that we will successfully identify new product opportunities, develop and bring new products to market in a timely manner, or achieve market acceptance of our products or that products and technologies developed by others will not render our products or technologies obsolete or noncompetitive. In addition, if we acquire new technologies in the future, they could prove difficult to integrate and may disrupt our business, dilute stockholders' value and adversely affect our operating results.
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

ADVERSE ECONOMIC CONDITIONS COULD CONTINUE TO HARM OUR BUSINESS.

Our operations and performance depend significantly on global economic conditions. Instability in the global credit markets, including the recent European economic and financial turmoil related to sovereign debt issues in certain countries, may continue to put pressure on global economic conditions. If economic conditions remain uncertain in key markets, including without limitation the United States and Western Europe where we derive a majority of our revenue, we will continue to experience adverse impacts on our business, operating results, and financial condition. Unfavorable changes in economic conditions, including recession, rising inflation, diminished credit availability, declining valuation of investments or other changes in economic conditions have resulted in lower information technology spending and have adversely affected our revenue. For example, current or potential customers may have been unable to fund software purchases, potentially causing them to delay, decrease or cancel purchases of our products and services or to not pay us or to delay paying us for previously purchased products and services. Further, since we generally license our MDMS and RAD software on a per-CPU, per-server, per-port or per-user basis, any decrease in CPUs, servers, ports or users by our customers would result in a decrease in our revenue. These and other economic factors could continue to have a material adverse effect on demand for our products and services and on our financial results.
WE HAVE A HISTORY OF LOSSES AND MAY CONTINUE TO INCUR SIGNIFICANT LOSSES IN THE FUTURE.
We incurred net losses of approximately $3.5 million and $3.0 million for the fiscal years ended March 31, 2012 and 2011, respectively. We had an accumulated deficit of approximately $108.8 million as of March 31, 2012. We may continue to incur significant losses in the future for a number of reasons, including uncertainty as to the level of our future revenues and our efforts to monetize newer technologies we have developed including yolink and Postano. We plan to continue to pursue strategic opportunities and invest in new product development. Forecasting our revenues and profitability for these new business models is inherently uncertain and volatile. We will need to generate significant increases in our revenues to achieve and maintain profitability, particularly given the current small size of our business relative to the costs associated with being a public reporting company. If our revenue fails to grow or grows more slowly than we currently anticipate or our operating expenses exceed our expectations, our losses would significantly increase which could harm our business and operating results.

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
THE CONCENTRATION OF OUR STOCK OWNERSHIP GIVES CERTAIN STOCKHOLDERS SIGNIFICANT CONTROL OVER OUR BUSINESS.
As of May 31, 2012, Astoria beneficially owned approximately 53% of our outstanding common stock. Richard W. Koe, Chairman of the Board of Directors and our Interim President and Chief Executive Officer, serves as the Managing General Partner for Astoria Capital Management, Inc., a general partner of Astoria. This concentration of stock ownership allows Astoria, acting alone, to block any actions that require approval of our stockholders, including the election of members to our Board of Directors and the approval of significant corporate transactions. Moreover, this concentration of ownership may delay or prevent a change in control.
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
THE INABILITY TO PROTECT OUR INTELLECTUAL PROPERTY COULD HARM OUR ABILITY TO COMPETE.

Our ability to compete successfully will depend, in part, on our ability to protect our proprietary technology and operations without infringing upon the rights of others. We may fail to do so. We rely primarily on a combination of patent, trade secret, copyright and trademark laws and contractual provisions to protect our intellectual property and proprietary rights. Our trademarks include TigerLogic, yolink, Pick, D3, Omnis, Omnis Studio, mvEnterprise, mvBase, and mvDesigner, among others. We have eight issued U.S. patents, one allowed U.S. patent, and six pending U.S. patent applications as of March 31, 2012. Although we have been issued numerous patents and other patent applications are currently pending, there can be no assurance that any of these patents or other proprietary rights will not be challenged, invalidated, or circumvented or that our rights will, in fact, provide competitive advantages to us. In addition, there can be no assurance that patents will be issued from pending applications or that claims allowed on any patents will be sufficiently broad to protect our technology. In addition, the laws of some foreign countries may not protect our proprietary rights to the same extent as do the laws of the United States. The outcome of any actions taken in these foreign countries may be different than if such actions were determined under the laws of the United States. Although we are not dependent on any individual patents or group of patents for particular segments of the business for which we compete, if we are unable to protect our proprietary rights to the totality of the features (including aspects of products protected other than by patent rights) in a market, we may find ourselves at a competitive disadvantage to others who need not incur the substantial expense, time, and effort required to create innovative products. In addition to trademark and copyright protections, we generally license our products to end users on a “right to use” basis pursuant to license agreements that restrict use of products to a specified number of users or a specified usage.
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

There has been a substantial amount of litigation in the software and online services industry regarding intellectual property rights and there is significant uncertainty in our industry as many of the legal principles associated with software and online services continue to evolve rapidly. Third parties may claim that our current or potential future products or services infringe upon their intellectual property rights, and we may be periodically involved in any number of ordinary course of business proceedings of this type. We expect that software product developers and providers of software applications and online services will increasingly be subject to infringement claims as the number of products, services and competitors in our industry segment grow and the functionality of products and services in different industry segments overlap. Because of the existence of a large number of patents in the software field, the secrecy of some pending patents, and the rapid rate of issuance of new patents, it is not economically practical or even possible to determine in advance whether a product or any of its components infringes or will infringe on the patent rights of others. The asserted claims and/or initiated litigation can include claims against us or our suppliers or customers, alleging infringement of their proprietary rights with respect to our existing or future products or components of those products. Regardless of the merit of these claims, they can be time-consuming, result in costly litigation and diversion of technical and management personnel, or require us to develop a non-infringing technology or enter into royalty or licensing agreements. Where claims are made by customers, resistance even to unmeritorious claims could damage customer relationships. There can be no assurance that licenses will be available on acceptable terms and conditions, if at all, or that our indemnification by our suppliers will be adequate to cover our costs if a claim were brought directly against us or our customers. Furthermore, because of the potential for high court awards that are not necessarily predictable, it is not unusual to find even arguably unmeritorious claims settled for significant amounts. If any infringement or other intellectual property claim made against us by any third party is successful, if we are required to indemnify a customer with respect to a claim against the customer, or if we fail to develop non-infringing technology or license the proprietary rights on commercially reasonable terms and conditions, our business, operating results, and financial condition could be materially and adversely affected.
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
As of May 31, 2012, we had 28,190,969 outstanding shares of common stock, of which approximately 15 million shares were restricted securities held by Astoria and other holders. Restricted securities may be sold in the public market only if they are registered or if they qualify for an exemption from registration promulgated under the Securities Act. At present, all of our outstanding restricted securities may be registered or are eligible for public sale under Rule 144, subject to volume limitations and other requirements of Rule 144.
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
OUR GLOBAL OPERATIONS EXPOSE US TO ADDITIONAL RISKS AND CHALLENGES ASSOCIATED WITH CONDUCTING BUSINESS INTERNATIONALLY.
We operate on a global basis with offices or distributors in Europe, Africa, Asia, Latin America, South America, Australia and North America and development efforts in North America and Europe. Approximately 31% of our revenue for the fiscal year ended March 31, 2012 was generated from our international offices. We face several risks inherent in conducting business internationally, including but not limited to the following:

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
CHANGES IN OUR PROVISION FOR INCOME TAXES OR ADVERSE OUTCOMES RESULTING FROM EXAMINATION OF OUR INCOME TAX RETURNS COULD ADVERSELY AFFECT OUR RESULTS
Our provision for income taxes is subject to volatility and could be adversely affected by earnings being lower than anticipated in countries that have lower tax rates and higher than anticipated in countries that have higher tax rates; by changes in the valuation of our deferred tax assets and liabilities; by expiration of or lapses in the R&D tax credit laws; by transfer pricing adjustments, including our intercompany cost sharing arrangements and legal structure; by tax effects of nondeductible compensation; by tax costs related to intercompany realignments; by changes in accounting principles; or by changes in tax laws and regulations, including possible U.S. changes to the taxation of earnings of our foreign subsidiaries, the deductibility of expenses attributable to foreign income, or the foreign tax credit rules. Significant judgment is required to determine the recognition and measurement attribute prescribed in the accounting guidance for uncertainty in income taxes. The accounting guidance for uncertainty in income taxes applies to all income tax positions, including the potential recovery of previously paid taxes, which if settled unfavorably could adversely impact our provision for income taxes or additional paid-in capital. In addition, we have and may become subject to the examination of our income tax returns by the Internal Revenue Service and other tax authorities. We regularly assess the likelihood of adverse outcomes resulting from these examinations to determine the adequacy of our provision for income taxes. There can be no assurance that the outcomes from these examinations will not have an adverse effect on our operating results and financial condition.
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
Effective May 1, 2010, we entered into a three-year term lease for approximately 4,500 square feet of office space located in Mountain View, California. Total base rent over the three-year term ending April 30, 2013 is approximately $408,000. On May 1, 2012, we amended the lease to extend the term for an additional three years through April 30, 2016, with total base rent over the additional three-year term of approximately $450,000.
Effective April 1, 2011, we entered into a 49-month term lease for approximately 7,500 square feet of office space located in Portland, Oregon. Total based rent over the 49-month term is approximately $321,000.
We own a building consisting of approximately 5,900 total square feet located on approximately six acres of land in Suffolk, England. The facility houses engineering, marketing, and technical support, and administrative personnel. We also lease a sales and support office in France and Germany.
We believe that our facilities are suitable and adequate for our current needs.

ITEM 3.	Legal Proceedings
We are subject from time to time to litigation, claims and suits arising in the ordinary course of business. There were no ongoing material legal proceedings as of March 31, 2012.

ITEM 4.	Mine Safety Disclosures

Not applicable.

PART II

ITEM 5.	Market for Registrant's Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities
Market Information
Our common stock is traded on the Nasdaq Capital Market under the symbol “TIGR.”
The following table sets forth the high and low closing prices for our common stock for the periods indicated, as reported by Nasdaq:

	High	Low
Fiscal Year 2011
First Quarter	$5.21	$3.20
Second Quarter	$4.85	$3.60
Third Quarter	$4.92	$4.29
Fourth Quarter	$4.87	$4.10

	High	Low
Fiscal Year 2012
First Quarter	$4.85	$4.00
Second Quarter	$4.18	$2.73
Third Quarter	$2.71	$1.98
Fourth Quarter	$2.47	$2.08
On March 31, 2012, the closing price for our common stock on the Nasdaq Capital Market was $2.30 and there were approximately 132 holders of record of our common stock.
There were no sales of unregistered securities during fiscal year 2012.
There were no repurchases of shares during the fourth quarter of fiscal year 2012.
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
Revenue attributable to an element in a customer arrangement is recognized when persuasive evidence of an arrangement exists and delivery has occurred, provided the fee is fixed or determinable, collectability is probable and the arrangement does not require significant customization of the software. If, at the outset of the customer arrangement, we determine that the arrangement fee is not fixed or determinable, we defer the revenue and recognize the revenue when the arrangement fee becomes due and payable. Service revenue relates primarily to consulting services, maintenance and training. Maintenance revenue is initially deferred and then recognized ratably over the term of the maintenance contract, typically 12 months. Consulting and training revenue is recognized as the services are performed and is usually calculated on a time and materials basis. Such services primarily consist of implementation services related to the installation of our products and do not include significant customization to, or development of, the underlying software code. We do not have price protection programs, conditional acceptance agreements, and sales of our products are made without right of return. For contracts that require significant modification or customization to the software in accordance with customers' specifications, we recognize revenue using the completed-contract method. Under this method, revenue and expenses are deferred until customer acceptance of the finished product occurs. There was no revenue recognized using the completed-contract method for fiscal years 2012, 2011 or 2010.
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
Determining the fair value of a reporting unit under the first step of the goodwill impairment test and determining the fair value of individual assets and liabilities of a reporting unit (including unrecognized intangible assets) under the second step of the goodwill impairment test is judgmental in nature and often involves the use of significant estimates and assumptions. These estimates and assumptions could have a significant impact on whether or not an impairment charge is recognized and the magnitude of any such charge. Estimates of enterprise fair value are currently based on our stock price as reported by Nasdaq given our single reporting unit structure. No impairment of goodwill has been identified during any of the periods presented as the enterprise fair value significantly exceeded its carrying value. Due to the current adverse global economic conditions, we continue to monitor the fair value of our reporting unit to identify any potential goodwill impairment.
EMPLOYEE STOCK-BASED COMPENSATION. Share-based compensation cost is measured at the grant date based on the value of the award and is recognized as expense over the requisite service period. We estimate the fair value of stock-based awards using a Black-Scholes valuation model. Determining the fair value of share-based awards at the grant date requires judgment, including estimating volatility, expected terms, and forfeitures. Volatility is estimated based on historical experience. Expected terms are based on historical experience and consideration of the awards' contractual terms, vesting schedule and future expectations. Forfeitures are based on our actual forfeiture rate as well as management judgment. If actual results differ significantly from these estimates, stock-based compensation expense and our results of operations could be materially impacted. See Note 5 in the accompanying consolidated financial statements under the subheading “Stock-Based Compensation”.
INCOME TAXES. Deferred income tax assets and liabilities are recorded for differences between the financial statement and tax bases of the assets and liabilities that will result in taxable or deductible amounts in the future based on enacted laws and rates applicable to the periods in which the differences are expected to affect taxable income. Due to uncertainties surrounding the timing of realizing the benefits of the net operating loss carryforwards and tax credits in the future, we carry a full valuation allowance against net deferred tax assets in domestic and foreign jurisdictions, except France and Germany.
We accrue for uncertain tax positions when income tax positions do not meet a more-likely-than-not recognition threshold upon the application of the appropriate tax rules and in subsequent periods. Developments such as case law, changes in tax law, new rulings or regulations issued by taxing authorities, and interactions with the taxing authorities could affect whether a position should be recognized or the amount that should be reported.

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

	Year Ended March 31, 2012			Year Ended March 31, 2011			Year Ended March 31, 2010
	Results	% of Net Revenues	% Change	Results	% of Net Revenues	% Change	Results	% of Net Revenues
	(In thousands)			(In thousands)			(In thousands)
Net revenues
Licenses	$3,974	30%	(9)%	$4,378	32%	4%	$4,223	30%
Services	9,372	70%	1%	9,292	68%	(4)%	9,714	70%
Total net revenues	13,346	100%	(2)%	13,670	100%	(2)%	13,937	100%
Operating expenses
Cost of revenues:
Cost of license revenues (as a % of license revenues)	13	—%	(24)%	17	—%	31%	13	—%
Cost of service revenues (as a % of service revenues)	1,823	19%	6%	1,714	18%	1%	1,700	18%
Selling and marketing	5,202	39%	12%	4,637	34%	7%	4,337	31%
Research and development	5,887	44%	(1)%	5,956	44%	(3)%	6,140	44%
General and administrative	3,806	29%	(9)%	4,175	31%	1%	4,129	30%
Total operating expenses	16,731	125%	1%	16,499	121%	1%	16,319	117%
Operating loss	(3,385)	(25)%	20%	(2,829)	(21)%	19%	(2,382)	(17)%
Total other income (expense)-net	(64)	—%	6,300%	(1)	—%	(100)%	777	6%
Loss before income taxes	(3,449)	(26)%	22%	(2,830)	(21)%	76%	(1,605)	(12)%
Income tax provision (benefit)	98	1%	(34)%	149	1%	(7,550)%	(2)	—%
Net loss	$(3,547)	(27)%	19%	$(2,979)	(22)%	86%	$(1,603)	(12)%

REVENUE
NET REVENUE. Our revenue is derived principally from two sources: fees from software licensing and fees for post contract technical support. We generally license our database and rapid application development software primarily on a per-CPU, per-server, per-port or per-user basis. Therefore, the addition of CPUs, servers, ports or users to existing systems increases our revenue from our installed base of licenses. Similarly, the reduction of CPUs, servers, ports or users from existing systems decreases our revenue from our installed base of customers. The timing of orders and customer ordering patterns has resulted in fluctuations in license revenue between quarters and year-to-year. Total revenue decreased by $0.3 million or 2%, for each fiscal year 2012 and 2011 when compared with the same periods in prior years. The decrease in license revenue in fiscal year 2012 of approximately $0.4 million or 9% was primarily due to lower orders of licenses from our existing customer base as fewer new users were added. The slight increase in service revenue in fiscal year 2012 of approximately $0.1 million or 1% was primarily due to higher professional services provided. The increase in license revenue in fiscal year 2011 of approximately $0.2 million or 4% was primarily due to customers' positive response to our newly introduced volume purchase plan of our Omnis product line. The decrease in service revenue in fiscal year 2011 of approximately $0.4 million or 4% was primarily due to non-renewal of support services from our existing customer base as a result of the continued challenging economic conditions and customers moving to other platforms.
We have been actively developing and marketing our newer product lines, including yolink and Postano. Revenue from these new products has been immaterial for the fiscal year ended March 31, 2012, and no revenue was recognized in the same periods in the prior years. While we are committed to research and development efforts that are intended to allow us to penetrate new markets and generate new sources of revenue, such efforts may not result in additional products, services or revenue. We can give no assurances as to customer acceptance of any new products or services, or the ability of the current or any new products and services to generate revenue.

OPERATING EXPENSES
COST OF LICENSE REVENUE. Cost of license revenue is comprised of direct costs associated with software license sales including software packaging, documentation, physical media costs and royalties. Cost of license revenue for fiscal year 2012 decreased by $4,000 or 24% when compared with fiscal year 2011 primarily due to lower TigerLogic Dashboard product royalties. Cost of license revenue for fiscal year 2011 increased by $4,000 or 31% when compared with fiscal year 2010 primarily due to increase in royalties relating to our TigerLogic Dashboard product that was released in August 2010.

COST OF SERVICE REVENUE. Cost of service revenue includes primarily personnel costs relating to consulting, technical support and training services. Cost of service revenue for the fiscal year 2012 increased $0.1 million or 6% when compared to the same period in prior year due to higher stock compensation expense for new stock options issued at the beginning of the fiscal year 2012, and higher travel expense to train new employees in our office in the United Kingdom. Cost of service revenue remained consistent in fiscal year 2011 when compared with fiscal year 2010.

SELLING AND MARKETING. Selling and marketing expense consists primarily of salaries, benefits, advertising, trade shows, travel and overhead costs for our sales and marketing personnel. Selling and marketing expense for the fiscal year 2012 increased approximately $0.6 million or 12% when compared to the same period in the prior year. The increase was due to higher personnel cost of approximately $0.4 million from added headcount, and higher marketing expenses relating to the Postano product of approximately $0.1 million, and higher lease expense for our office in Portland of approximately $0.1 million due to a new lease which became effective at the beginning of the fiscal year 2012. Selling and marketing expense for the fiscal year 2011 increased approximately $0.3 million or 7% when compared to the same period in the prior year. The increase was primarily due to higher salary expense of $0.2 million from headcount additions, higher consulting expense of $0.1 million for yolink and Postano product lines, and higher stock-based compensation expense of $0.2 million due to new stock options granted during the year. This increase was partially offset by lower marketing design expense of $0.2 million.

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
RESEARCH AND DEVELOPMENT. Research and development expense consists primarily of salaries and other personnel-related expenses and overhead costs for engineering personnel, including employees in the United States and the United Kingdom and contractors in the United States. Research and development expense for the fiscal year 2012 decreased slightly by $0.1 million or 1% mainly due to lower depreciation and amortization expense of $0.2 million as our purchased software was fully amortized and certain computer equipment was also fully depreciated in the preceding year. Consulting expense also decreased by approximately $0.1 million, while personnel expense increased $0.1 million due to new hire in our United Kingdom office. Stock compensation expense also increased approximately $0.1 million due to new options issued to employees at the beginning of the fiscal year 2012. Research and development expense decreased approximately $0.2 million or 3% for the fiscal year 2011 when compared to the same period in the prior year mainly due to lower facility expense.
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
GENERAL AND ADMINISTRATIVE. General and administrative expense consists primarily of costs associated with our finance, human resources, legal and other administrative functions. These costs consist principally of salaries and other personnel-related expenses, professional fees, depreciation and overhead costs. General and administrative expense for the fiscal year 2012 decreased $0.4 million or 9% when compared to the same period in the prior year mainly due to lower legal expense of approximately $0.5 million as certain litigation matters ended in the prior year. This decrease was offset by an increase in stock option expense of approximately $0.1 million due to new options issued to employees at the beginning of the fiscal year 2012. General and administrative expense for fiscal year 2011 was consistent when compared to the same period in the prior year.
OTHER INCOME (EXPENSE). Other income (expense) consists primarily of gains and losses on foreign currency transactions. Other income (expense) increased from $1,000 of expense in fiscal year 2011 to $64,000 of expense in fiscal year 2012 due to currency fluctuation of the British Pound and the Euro during fiscal year 2012 . Beginning in December 2009, the effect of foreign exchange rate changes on intercompany balance outstanding as of December 8, 2009, denominated in British Pounds, are accumulated in a separate component of equity as part of other comprehensive loss based on our determination that the settlement of this intercompany balance is not planned or anticipated in the foreseeable future and is therefore considered long-term in nature. Due to this approach and the fluctuation in British Pound exchange rate, other income (expense) for the fiscal year 2011 decreased to approximately $1,000 expense from approximately $777,000 of income when compared to the same period in the prior year. Due to the uncertainty in exchange rates, we may experience transaction gains or losses in future periods, the effect of which cannot be predicted at this time.

PROVISION FOR INCOME TAXES. Our effective tax benefit (expense) rate was (2.8)% , (5.3%), and 0.1% for the fiscal years 2012, 2011, and 2010, respectively. The decrease in income tax provision for the fiscal year 2012 when compared to the fiscal year 2011 was due to lower earnings from our foreign subsidiaries, and the reduction to zero from $38,000 in the prior year in our uncertain tax position related to our German subsidiary. The increase in income tax provision for fiscal year 2011 when compared to fiscal year 2010 was due to higher earnings from our foreign subsidiaries, a $49,000 provision-to-return true up for our French subsidiary, and an increase in our uncertain tax position of $38,000 related to our German subsidiary.

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

During the year ended March 31, 2012, the German tax authorities closed a tax audit of our subsidiary in Germany for the fiscal years 2005 to 2007, which resulted in a net tax expense of approximately $82,000. We also paid approximately $570,000 of the withholding tax for the fiscal years 2005-2011, which we believe to be fully refundable. As of March 31, 2012, we have received approximately $496,000 of the refund from the German tax authorities.

LIQUIDITY AND CAPITAL RESOURCES
As of March 31, 2012, we had $8.9 million in cash, of which approximately $0.6 million was held by our foreign subsidiaries and, if repatriated, would not be subject to material tax consequences. We believe that our existing cash balances will be sufficient to meet our operating and capital expenditure requirements for the remainder of the fiscal year ending March 31, 2013 and through the foreseeable future. We are committed to research and development and marketing efforts that are intended to allow us to penetrate new markets and generate new sources of revenue and improve operating results. However, our research and development and marketing efforts have required, and will continue to require, cash outlays without the immediate or short-term receipt of related revenue. Our ability to meet our expenditure requirements is dependent upon our future financial performance, and this will be affected by, among other things, prevailing economic conditions, our ability to penetrate new markets and attract new customers, market acceptance of our new and existing products and services, the success of research and development efforts and other factors beyond our control.

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
Effective May 1, 2010, we entered into a three-year term lease for approximately 4,500 square feet of office space located in Mountain View, California. Total base rent over the three-year term ending April 30, 2013 is approximately $408,000. On May 1, 2012, we amended the lease to extend the term for an additional three years through April 30, 2016, with total base rent over the additional three-year term of approximately $450,000.
Effective April 1, 2011, we entered into a 49-month term lease for approximately 7,500 square feet of office space located in Portland, Oregon. Total base rent over the 49-month term is approximately $321,000.
We had no material commitments for capital expenditures as of March 31, 2012.
Net cash used in operating activities was $2.4 million, $1.4 million, and $1.5 million for the fiscal years ended March 31, 2012, 2011, and 2010, respectively. The increase in net cash used in operating activities during the fiscal year 2012 as compared to the same period in the prior year was primarily due to lower revenue, coupled with higher selling and marketing expense, including additional headcount for our Postano product. The slight decrease in net cash used by operating activities during fiscal year 2011 when compared to the same period in prior year was primarily due to higher collection of account receivable balance, partially offset by lower revenue and higher selling and marketing expense. Net cash used in investing activities was $0.1 million, $0.3 million, and $0.3 million for the fiscal years ended March 31, 2012, 2011, and 2010, respectively, for expenditures related to furniture and equipment purchased. Net cash provided by financing activities was $0.2 million, $0.5 million, and $1.9 million for the fiscal years ended March 31, 2012, 2011, and 2010, respectively. Net cash provided by financing activities was primarily due to proceeds derived from the exercise of stock options, mainly by our former Chief Executive Officer during fiscal year 2010, and related issuance of common stock.
There was no outstanding line of credit during the fiscal years ended March 31, 2012 or 2011.

OFF-BALANCE SHEET ARRANGEMENTS
We did not have any off-balance sheet liabilities or transactions as of March 31, 2012.
CONTRACTUAL OBLIGATIONS
The following table summarizes our contractual obligation as of March 31, 2012 and the effect such obligation is expected to have on our liquidity and cash flows in future periods:

	Payments Due by Period (in thousands)
	Total	Less than 1 year	1-3 years	3-5 years	More than 5 years
Operating Leases	$2,138	$661	$1,463	$14	$—

The table above does not include the extended lease of our Mountain View office which was entered into subsequent to March 31, 2012 to be effective May 1, 2013, for a period of 3 years, with a total base rent of approximately $450,000.

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
Our Adjusted EBITDA was negative $1.9 million or negative 15% , negative $1.5 million or negative 11%, and negative $1.0 million or negative 7% of total net revenue for the years ended March 31, 2012, 2011, and 2010, respectively. The decrease in the Adjusted EBITDA for the fiscal year 2012 as compared to the fiscal year 2011 was mainly due to lower revenue and higher personnel and sales and marketing expenses relating to our Postano product. The decrease in the fiscal year 2011 Adjusted EBITDA as compared to fiscal year 2010 was mainly due to lower revenue for support services and higher selling and marketing expense for our yolink and Postano product lines.
The following table reconciles Adjusted EBITDA to the GAAP reported net loss:
RECONCILIATION OF ADJUSTED EBITDA TO NET LOSS
(In thousands)

	For the Years Ended March 31,
	2012	2011	2010
Reported net loss	$(3,547)	$(2,979)	$(1,603)
Depreciation and amortization	159	364	374
Stock-based compensation	1,280	1,007	1,053
Interest expense-net	2	—	1
Other (income) expense-net	62	1	(778)
Income tax provision (benefit)	98	149	(2)
Adjusted EBITDA	$(1,946)	$(1,458)	$(955)
Our Adjusted EBITDA financial information can also be reconciled to net cash used in operating activities as follows:

RECONCILIATION OF ADJUSTED EBITDA TO NET CASH USED IN OPERATING ACTIVITIES (In thousands)

	For the Years Ended March 31,
	2012	2011	2010
Net cash used in operating activities	$(2,422)	$(1,429)	$(1,489)
Interest expense-net	2	—	1
Other (income) expense-net	62	1	(778)
Change in trade accounts receivable	157	(221)	(12)
Change in other current and non-current assets	175	80	(39)
Change in accounts payable	(71)	(1)	(30)
Change in accrued liabilities	299	24	424
Change in deferred revenue	(69)	84	258
Foreign currency exchange gain (loss)	(74)	7	648
Provision for bad debt	(5)	(3)	62
Adjusted EBITDA	$(1,946)	$(1,458)	$(955)

ITEM 7A.	Quantitative and Qualitative Disclosures About Market Risk

We are a smaller reporting company and are not required to provide the information required by this item.

ITEM 8.    Financial Statements and Supplementary Data
Our consolidated financial statements, including the notes thereto, together with the report of KPMG LLP, independent registered public accounting firm, thereon are presented as a separate section of this Annual Report on Form 10-K, and the following are attached hereto beginning on page 39 and are incorporated herein by reference:

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

Our management evaluated the effectiveness of our internal control over financial reporting using the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission in Internal Control-Integrated Framework. Based on our evaluation, our management concluded that our internal control over financial reporting was effective as of March 31, 2012.

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

Our Bylaws provide that the Board of Directors is to be composed of no less than five (5) and no more than nine (9) directors divided into Classes I, II and III, each with as nearly equal a number of directors as possible. The exact number of directors is currently set at six (6) by resolution of the Board of Directors. The directors are elected to serve staggered three-year terms, with the term of one class of directors expiring each year at the Annual Meeting of Stockholders.
The following table sets forth as of March 31, 2012, the name, age, and position of the directors, the year in which they joined the Board of Directors and the year in which their term expires:

Name of Director	Age	Position	Director Since	Term Expires(1)
Richard W. Koe(2)(4)(5)	55	Chairman, Interim President and Chief Executive Officer	2003	2012
Gerald F. Chew	52	Director, Senior Vice President, Corporate and Product Development	1998	2013
Douglas G. Marshall(2)(3)(4)	55	Director	1998	2014
Philip D. Barrett(3)	55	Director	2007	2014
Douglas G. Ballinger(2)(4)	52	Director	2009	2012
Nancy M. Harvey(3)	58	Director	2011	2013

(1)	Each term ends on the date of the Annual Meeting of Stockholders held following the fiscal year ending on March 31 of such year.

(2)	Member of the Compensation Committee.

(3)	Member of the Audit Committee.

(4)	Member of the Nominating and Corporate Governance Committee.

(5)	Member of the Stock Committee, a subcommittee of the Compensation Committee.
The following is a description of the background of each director as of March 31, 2012:
Mr. Koe was appointed Interim President and Chief Executive Office on February 26, 2009. Mr. Koe joined the Board of Directors in January 2003 and has served as Chairman since December 2004. Mr. Koe has served as Managing General Partner for Astoria and Montavilla Partners, L.P., both of which are investment partnerships, and as President of ACM, since July 1991. Astoria is a significant stockholder of ours, holding a majority of our outstanding Common Stock. Mr. Koe holds a B.A. in History from the University of Oregon. Mr. Koe serves as Chairman of the Compensation Committee and the Nominating and Corporate Governance Committee and is the sole member of the Stock Committee, a subcommittee of the Compensation Committee. Mr. Koe has significant executive leadership experience having served as President of ACM, and Managing General Partner for Astoria and Montavilla Partners, L.P., for over 20 years. This experience, combined with over 10 years relationship with us as a major shareholder, and over 8 years of service on our Board of Directors, including as Chairman, uniquely qualify Mr. Koe to continue to serve as our Interim President and Chief Executive Officer, and as our director.

Mr. Chew was appointed as our Senior Vice President, Corporate and Product Development in September 2011. Mr. Chew joined the Board in July 1998. Since October 2003, Mr. Chew has served as Managing Director of Bridgetown Associates LLC, an investment advisory firm. From September 2008 to June 2010, Mr. Chew served as a Senior Vice President at IHS, Inc. (NYSE: IHS), a leading global source of critical information and insight. Mr. Chew served as President and Chief Operating Officer of MDSI Mobile Data Solutions Inc. (Nasdaq: MDSI), a provider of mobile workforce management solutions, from April 2001 to March 2002 and served as a director of MDSI from 1995 until April 2001. Mr. Chew holds a B.S. in Electrical Engineering from the University of California, Davis and an M.B.A. from the Amos Tuck School of Business Administration at Dartmouth College. Mr. Chew is also an advisor to several private companies. Until joining us as an employee in September 2011, Mr. Chew served as Chairman of the Audit Committee and served on the Compensation Committee and the Nominating and Corporate Governance Committee. The Board believes Mr. Chew's extensive senior executive experience in publicly listed technology companies, combined with his 14 years of service as a director on our Board, qualify Mr. Chew to continue to serve as our director.
Mr. Marshall joined the Board in July 1998. Mr. Marshall is the Chief Membership Officer of First Tech Federal Credit Union, a financial services company formed from the merger of Addison Avenue Federal Credit Union and First Tech Credit Union in January 2011. Mr. Marshall joined Addison Avenue Federal Credit Union as its Chief Marketing Officer in July 2008. From November 2001 to June 2008, Mr. Marshall held senior management positions at Washington Mutual, a financial services company, most recently as Senior Vice President of Deposit Strategy and Product Management. From August 1994 to November 2001, Mr. Marshall held a number of marketing positions at Bank of America (NYSE: BAC), a financial services company, most recently as Senior Vice President of Brand Management. Mr. Marshall holds a B.A. in English from Seattle Pacific University and an M.B.A. from the University of Washington. Mr. Marshall serves on the Audit Committee, Compensation Committee and the Nominating and Corporate Governance Committee. The Board believes Mr. Marshall's significant senior management and marketing experience, combined with his 13 years of service as a director on our Board, qualifies Mr. Marshall to continue to serve as our director.

Mr. Barrett joined the Board in November 2007. Mr. Barrett is the Chairman and co-owner of Machine Sciences Corporation, a private company he co-founded in July 2001 that specializes in the manufacturing of high precision machined parts for the aerospace and optics industries. Mr. Barrett also serves as Managing Partner of Barrett Hill Vineyards and Winery, a private company he founded in March 2005. In addition, Mr. Barrett has been a private investor since 1995. In July 1998, Mr. Barrett was appointed as a director and served as our Chairman from December 1998 until our merger with PickAx, Inc. in November 2000. From January 1995 to November 1998, Mr. Barrett served as President and Owner of Oregon Pro Sport, a company that managed professional sports teams. From January 1991 to February 1994, Mr. Barrett served as President and co-owner of Supra Products, Inc., a manufacturer of high technology access control systems that was sold to Berwind Industries and General Electric in September 1994. Mr. Barrett received his B.A. in Accounting from Seattle Pacific University and his M.B.A. from the University of Rhode Island. Mr. Barrett currently teaches a Business Leadership course at Corban University as an adjunct professor. Mr. Barrett serves on the Audit Committee. The Board believes Mr. Barrett's broad entrepreneurship and technology experience qualifies Mr. Barrett to continue to serve as our director.

Mr. Ballinger joined the Board in September 2009. Mr. Ballinger is President of PageDNA, a privately held company based in Redwood City, CA specializing in web-to-print software. Mr. Ballinger founded PageDNA in April 1997. From September 1991 to March 1997, Mr. Ballinger was a principal of Metagraphic, Inc., a Palo Alto based digital pre-media firm, and prior to that he was in sales with Pacific Lithograph Company of San Francisco. Mr. Ballinger holds a B.A. in History from Stanford University. Mr. Ballinger serves on the Compensation Committee and the Nominating and Corporate Governance Committee. The Board believes Mr. Ballinger's executive and management experience in the technology industry qualifies Mr. Ballinger to continue to serve as our director.

Ms. Harvey joined the Board in September 2011. Ms. Harvey currently serves as an Executive-in-Residence at UChicagoTech, the Office of Technology and Intellectual Property of the University of Chicago, and has been an independent management consultant since April 2010. From January 2008 to March 2010, Ms. Harvey served as Executive Director at Wolfram Research Inc., a developer of technical computing software and other resources, and as Chief Executive Officer of Wolfram Solutions, which provides comprehensive solutions bundling professional services and Wolfram technologies. From December 2005 to December 2007, Ms. Harvey was an independent management consultant. Ms. Harvey served as President and Chief Executive Officer of TenFold Inc. (Nasdaq and OTC Bulletin Board: TENF), a provider of enterprise software solutions and an applications development platform, from January 2001 to November 2005, as a director of TENF from January 2001 to May 2006, as Chief Financial Officer of TENF from April 2002 to November 2005, and as Chief Operating Officer of TENF from July 2000 to January 2001. From October 1997 to May 2000, Ms. Harvey served as Executive Vice President of CSC Health Care Group, a global business vertical within the Computer Sciences Corporation (NYSE:CSC). Ms. Harvey holds a B.A. in Biology and Chemistry from the College of Creative Studies of the University of California, Santa Barbara; a Ph.D. in Chemical Physics from the University of Minnesota; and an M.B.A. from the Wharton School of the University of Pennsylvania. Ms. Harvey serves as Chairperson of the Audit Committee. The Board believes Ms. Harvey's extensive senior executive experience in publicly listed technology companies, combined with her previous directorship experience in a publicly listed technology company, qualifies Ms. Harvey to serve as our director.
Information regarding our current executive officers, which may be found under the caption “Executive Officers” in Part I hereof, is incorporated by reference into this Item 10.
Family Relationships

To our knowledge, with the exception of Mr. Chew and Mr. Koe who are cousins, there are no family relationships between any of our directors and executive officers.
Audit Committee Financial Expert
Our Board of Directors has a separately-designated standing Audit Committee established in accordance with Section 3(a)(58)(A) of the Exchange Act. The Audit Committee is comprised solely of independent directors as defined in the Nasdaq Listing Rules, and is governed by a written charter adopted by the Board of Directors. The Audit Committee includes Ms. Harvey, Mr. Marshall and Mr. Barrett. The Board of Directors has determined that Ms. Harvey qualifies as an “audit committee financial expert” as that term is defined in Item 407(d)(5)(ii) of Regulation S-K under the Exchange Act and is “independent” as defined in Nasdaq Listing Rule 5605(a)(2).
Section 16(a) Beneficial Ownership Reporting Compliance
Section 16(a) of the Exchange Act requires our officers, directors and persons who own more than ten percent of a registered class of our equity securities to file certain reports of ownership with the SEC. To our knowledge, based solely on a review of the copies of such reports furnished to us and written representations that no other reports were required during the fiscal year ended March 31, 2012, all reports required to be filed during the fiscal year ended March 31, 2012 pursuant to Section 16(a) of the Exchange Act by directors, executive officers and 10% beneficial owners were timely filed.
Code of Ethics
We have adopted a Code of Ethics for Principal Executive and Senior Financial Officers, which is posted on our Internet website at www.tigerlogic.com. We will post any amendments or waivers, if and when approved or granted, of our Code of Ethics on our website at www.tigerlogic.com.

ITEM 11.	Executive Compensation

Summary Compensation Table
The following table sets forth the compensation of our named executive officers, which consist of (i) all persons serving as the chief executive officer during the fiscal year ended March 31, 2012 and (ii) the two most highly compensated executive officers serving as such at the end of the fiscal year ended March 31, 2012, in addition to the chief executive officer.

Name and Principal Position	Year	Salary ($)(1)	Bonus ($)	Option Awards ($)(2)	All Other Compensation ($)	Total ($)
Richard W. Koe,	2012	$240,000	$ 53,000(3)	$—	$302(4)	$293,302
Interim President and Chief Executive Officer	2011	240,000	100,000(5)	—	288(4)	340,288

Thomas Lim,	2012	200,000	53,000(3)	66,795 (6)	240(4)	320,035
CFO, Vice President, Finance, and Secretary	2011	200,000	70,000(5)	—	240(4)	270,240

Gerald. F. Chew	2012	116,667(7)	77,000(7)	519,810(7)	152(4)	713,629
Senior Vice President, Corporate and Product Development	2011	—	—	—	—	—

(1)	Includes base salary amounts earned in each fiscal year. Includes amounts (if any) contributed at the named executive officer's option under our 401(k) plan.

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

(3)	Represents a discretionary bonus earned by the named executive officer in the fiscal year ended March 31, 2012, but paid in May 2012.

(4)	Represents insurance premiums paid by us with respect to life insurance for the benefit of the named executive officer.

(5)	Represents a discretionary bonus earned by the named executive officer in the fiscal year ended March 31, 2011, but paid in April 2011.

(6)
The option award for 25,000 shares was granted on April 11, 2011 at that date's closing market price of $4.23 per share. The shares subject to the option vest monthly over a two year period, subject to Mr. Lim's continued employment.

(7)
Mr. Chew was appointed as our Senior Vice President, Corporate and Product Development on September 1, 2011. The salary amount represents seven months at an annual salary rate of $200,000. The bonus amount represents two payments: (i) a $24,000 signing bonus upon hire; and (ii) a $53,000 discretionary bonus earned by Mr. Chew in the fiscal year ended March 31, 2012, but paid in May 2012. The option award for 300,000 shares was granted on his hire date of September 1, 2011 at that date's closing market price of $2.87 per share. The shares subject to the option vests over four years, subject to Mr. Chew's continued employment, with 25% of the shares vesting on September 1, 2012 and 1/48th of the shares vesting each month thereafter, subject to acceleration of vesting as described in the “Employment Contracts and Termination of Employment and Change-in-Control Arrangements” section below.

Outstanding Equity Awards at Fiscal Year End Table
The following table summarizes the outstanding equity awards held by each named executive officer as of March 31, 2012. The named executive officers did not exercise any options during the fiscal year ended March 31, 2012.

	Option Awards
Name	Number of Securities Underlying Unexercised Options (#) Exercisable(1)	Number of Securities Underlying Unexercised Options (#) Unexercisable(1)	Option Exercise Price ($)	Option Expiration Date(1)
Richard W. Koe	—	—	$—
Thomas Lim	150,000(2)	—	3.25	5/30/2016
	100,000(3)	—	2.70	6/12/2017
	15,624	9,376(4)	2.50	9/29/2019
	11,458	13,542(5)	4.23	4/11/2021
Gerald F. Chew	40,000(6)	—	3.50	5/10/2016
	64,583	35,417(7)	2.50	8/6/2019
	3,611	6,389(8)	4.66	2/25/2021
	—	300,000(9)	2.87	9/1/2021

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

(2)	This option was granted on May 30, 2006, vesting over four years, and was fully vested as of March 31, 2011.

(3)	This option was granted on June 12, 2007, vesting over four years, and was fully vested as of March 31, 2012.

(4)
This option was granted on September 29, 2009 and vests over four years, subject to Mr. Lim's continued employment, with 25% of the shares vesting on September 29, 2010 and 1/48th of the shares vesting each month thereafter, subject to acceleration of vesting as described in the “Employment Contracts and Termination of Employment and Change-in-Control Arrangements” section below.

(5)	This option was granted on April 11, 2011 and vests monthly over two years, subject to Mr. Lim's continued employment.

(6)	This option was granted on May 10, 2006, vesting over four years, and was fully vested as of March 31, 2012.

(7)
This option was granted on August 6, 2009 and vests over four years, subject to Mr. Chew's continued service, with 25% of the shares vesting on August 6, 2010 and 1/48th of the shares vesting each month thereafter, subject to 100% acceleration in the event of a Corporate Transaction, as described below in the Director Compensation section.

(8)	This option was granted on February 25, 2011 and vests monthly over three years, subject to Mr. Chew's continued

service, and subject to 100% acceleration in the event of a Corporate Transaction, as described below in the Director Compensation section.

(9)
This option was granted on September 1, 2011 upon Mr. Chew's employment. The shares vest over four years, subject to Mr. Chew's continued service, with 25% of the shares vesting on September 1, 2012 and 1/48th of the shares vesting each month thereafter, subject to acceleration of vesting as described in the “Employment Contracts and Termination of Employment and Change in Control Arrangements” section below.

Employment Contracts and Termination of Employment and Change-in-Control Arrangements
Regardless of the reason for termination, a named executive officer is entitled to receive upon termination of employment amounts earned through the termination date, including, base salary and unused vacation pay, and the right to exercise any shares of options vested up to the executive's termination date. The named executive officers are not otherwise entitled to any severance benefits upon voluntary resignation. Our Compensation Committee and Board of Directors determine whether any severance benefits are provided upon any voluntary termination on a case by case basis.
On April 8, 2009, in connection with the prior appointment of Richard W. Koe as Interim President and Chief Executive Officer, we entered into an employment agreement with Mr. Koe. The employment agreement provides that Mr. Koe will receive base compensation of $240,000 per year beginning April 1, 2009, and that from his start date of February 26, 2009 until March 31, 2009, he received the minimum salary required by applicable law. We will reimburse Mr. Koe for his monthly payments for health insurance coverage for him, his spouse and his dependents, and Mr. Koe will also be eligible to participate in our other, customary, employee benefit plans, including dental, vision, and disability insurance plans. In the event the Board of Directors appoints a new President and Chief Executive Officer and Mr. Koe's employment with us is terminated, Mr. Koe will be entitled to a lump sum payment equal to three months base salary, provided Mr. Koe agrees to execute and not revoke a release of claims agreement in a form acceptable to us. During his employment with us, Mr. Koe will continue to serve as the President of ACM, as the Managing General Partner of Astoria, and as a director on our Board of Directors.
Effective April 23, 2006, we entered into an offer letter agreement with Mr. Lim (the “Lim Offer Letter”). On December 18, 2008, the Board approved an amendment to the Lim Offer Letter primarily to bring the agreement into compliance with Section 409A of the Internal Revenue Code of 1986, as amended, and the regulations and other guidance promulgated thereunder. The amendment to the Lim Offer Letter provided for the removal of certain noncompetition provisions and the elimination of acceleration of equity awards other than in connection with a change of control. In accordance with the terms of the amended agreement, in the event that Mr. Lim is terminated as a result of an involuntary termination, other than for cause or disability, within twelve (12) months after a change of control, one hundred percent (100%) of the shares subject to the options granted to him shall be vested on the date of Mr. Lim's termination. In the event that Mr. Lim is terminated for any reason other than for cause, Mr. Lim shall receive a lump sum severance payment equal to six (6) months of his annual base salary as then in effect, and except for the acceleration of vesting provided in the event of a change of control, the vesting of his stock options shall cease as of the date of his termination. Mr. Lim's receipt of severance benefits will be contingent upon his signing and not revoking a general release in a commercially customary form prescribed by us, his compliance with the non-solicitation provisions set forth in his offer letter and his compliance with our Employment Confidential Information, Invention Assignment, and Arbitration Agreement.
On September 1, 2011, we entered into an offer letter agreement with Mr. Chew in connection with his appointment as Senior Vice President, Corporate and Product Development. The employment agreement provides that, in the event that Mr. Chew is terminated for any reason other than voluntary termination or for cause (but excluding death), we will pay (directly to the applicable service provider) for continuation of health care coverage under the Consolidated Omnibus Budget Reconciliation Act of 1985, as amended ("COBRA"), for Mr. Chew and any of his eligible dependents, who are covered under our health care plans at the time of termination, for a six month period. We will only pay for those health care benefits (that is, medical, dental and/or vision) which Mr. Chew and his eligible dependents, if applicable, are receiving as of the date of his termination.

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
Richard W. Koe, our Chairman and Interim President and Chief Executive Officer, is not eligible to participate in this compensation program for so long as he is an employee of ours. Gerald F. Chew was appointed as our Senior Vice President, Corporate and Product Development, on September 1, 2011, and was no longer eligible to participant in this compensation program.
The Board will annually evaluate and consider whether to maintain or modify the compensation program for the non-employee directors.
Director Compensation Table
The following table sets forth the compensation for our directors for the fiscal year ended March 31, 2012.

Name	Fees Earned or Paid in Cash ($)(1)	Option Awards ($)(2)	Total ($)
Richard W. Koe(3)	$—	$—	$—
Gerald F. Chew(4)	1,250(4)	—	1,250
Douglas G. Marshall	3,750	13,967(5)	17,717
Philip D. Barrett	3,750	13,967(6)	17,717
Douglas G. Ballinger	1,500	13,967(7)	15,467
Nancy M. Harvey(8)	2,500	83,275(8)	85,775

(1)
Represents cash payments made to each non-employee director for attending Board and Committee meetings in the fiscal year ended March 31, 2012, in accordance with the compensation program described above.

(2)
Amounts shown do not reflect cash compensation actually received by the directors. Instead, the amounts shown reflect the grant date fair value of options awarded in the fiscal year ended March 31, 2012. The assumptions used to calculate the value of the option awards are set forth in the notes to the accompanying consolidated financial statements (see Note 5, under the subheading “Stock-Based Compensation”). For all options awarded to directors, 100% of the shares subject to the options granted may immediately vest in the event of a Corporate Transaction, defined as any of the following transactions: (a) a merger or consolidation in which we are not the surviving entity, except for a transaction the principal purpose of which is to change the state in which we are incorporated; (b) the sale, transfer or other disposition of all or substantially all of our assets (including the capital stock of subsidiary corporations); (c) approval by our stockholders of any plan or proposal for our complete liquidation or dissolution; (d) any reverse merger in which we are the surviving entity but in which securities possessing more than fifty percent (50%) of the total combined voting power of our outstanding securities are transferred to a person or persons different from those who held such securities immediately prior to such merger; or (e) acquisition by any person or related group of persons (other than us or by an employee benefit plan sponsored by us) of beneficial ownership (within the meaning of Rule 13d-3 of the Exchange Act) of securities possessing more than fifty percent (50%) of the total combined voting power of our outstanding securities.

(3)
Mr. Koe's security ownership is described in Item 12 hereof. Mr. Koe was appointed as Interim President and Chief Executive Officer on February 26, 2009. Mr. Koe continues to serve as Chairman of the Board.

(4)	Represents fees earned by Mr. Chew as a non-employee director prior to his appointment as Senior Vice President, Corporate and Product Development.

(5)
Corresponds to an option grant on February 24, 2012 for 10,000 shares that vest monthly over three years, subject to Mr. Marshall's continued service. Mr. Marshall held a total of 160,000 outstanding option awards as of March 31, 2012.

(6)
Corresponds to an option grant on February 24, 2012 for 10,000 shares that vest monthly over three years, subject to Mr. Barrett's continued service. Mr. Barrett held a total of 70,000 outstanding option awards as of March 31, 2012. Mr. Barrett's security ownership is described further in Item 12 hereof.

(7)
Corresponds to an option grant on February 24, 2012 for 10,000 shares that vest monthly over three years, subject to Mr. Ballinger's continued service. Mr. Ballinger held a total of 70,000 outstanding option awards as of March 31, 2012.

(8)
Represents three option grants, each of which vest monthly over three years, subject to Ms. Harvey's continued service: (i) an option grant on September 1, 2011 for 25,000 shares upon Ms. Harvey's appointment as a director; (ii) an option grant on September 1, 2011 for 15,000 shares upon Ms. Harvey's appointment as Chairperson of the Audit Committee; and (iii) an option grant on February 24, 2012 for 10,000 shares.

ITEM 12.	Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters

The following table sets forth, as of May 31, 2012, certain information with respect to the beneficial ownership of our voting securities by (i) any person (including any “group” as that term is used in Section 13(d)(3) of the Exchange Act) known by us to be the beneficial owner of more than five percent (5%) of any class of our voting securities, (ii) each director, (iii) each of the named executive officers, and (iv) all of our current directors and executive officers as a group. As of May 31, 2012, there were 28,190,969 shares of issued and outstanding common stock. In computing the number and percentage of shares beneficially owned by a person, shares of common stock subject to options currently exercisable, or exercisable within sixty (60) days of May 31, 2012, are counted as outstanding, but these shares are not counted as outstanding for computing the percentage ownership of any other person.

Name and Address(1)	Number of Shares of Common Stock	Percent of Total Common Stock
5% Stockholders
Richard W. Koe(2)	14,959,556	53.1%
Astoria Capital Partners L.P.(3)	14,894,956	52.9%
William M. Hitchcock(4)	1,417,332	5.0%

Directors and Named Executive Officers
Philip D. Barrett(5)	282,933	1.0%
Gerald F. Chew(6)	147,638	*
Douglas G. Marshall(7)	142,856	*
Douglas G. Ballinger(8)	41,526	*
Nancy M. Harvey (9)	12,498	*
Thomas Lim(10)	288,415	1.0%
All directors and executive officers as a group (9 persons)(11)	16,069,377	55.5%

*	Represents less than 1.0%

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

(4)
Based on Schedule 13D filed with the Securities and Exchange Commission on November 15, 2011(the “Hitchcock Schedule 13D”). Includes shares held by William M. Hitchcock, an individual (“Mr. Hitchcock”), Rosalie

Barker Hitchcock, an individual and spouse of Hitchcock (“RBH”), Oliver James Correa, an individual and grandson of Hitchcock (“OJC”), William M. Hitchcock Sr. & William M. Hitchcock Jr. Trustee Thomas S. Hitchcock Trust U/A DTD12/12/00, a trust organized under the laws of the State of Texas (“Trust I”), William M. Hitchcock 2009 Irrevocable Trust William M. Hitchcock Trustee U/A DTD 05/08/2009, a trust organized under the laws of the State of Texas (“Trust II”), William M. Hitchcock Rev Tr William M. Hitchcock Trustee U/A DTD 06/29/2009, a trust organized under the laws of the State of Texas (“Trust III”), R & B Hitchcock Investors Partnership, a partnership organized under the laws of the State of Texas (“R&B”), Avalon Financial Inc., a corporation organized under the laws of the State of Delaware (“Avalon”) and WMH LP, a limited partnership organized under the laws of the State of Delaware (“WMH”). Mr.

Hitchcock is the sole owner of all of the equity interests of R&B, Avalon and WMH and is the trustee of each of the Trusts. Mr. Hitchcock shares voting and investment power with RBH, OJC, Trust I, Trust II, Trust III, R&B, Avalon and WMH as set forth in the Hitchcock Schedule 13D. The principal address of Mr. Hitchcock is 712 Main Street, Suite 2150, Houston, Texas 77002.

(5)
Shares above consist of: (i) 209,141 shares of Common Stock owned by the Philip and Debra Barrett Charitable Trust; (ii) 29,141 shares of Common Stock owned by the Philip Barrett Family Charitable Trust; and (iii) options to purchase 44,651 shares of Common Stock exercisable within 60 days of May 31, 2012 held by Mr. Barrett. Mr. Barrett serves as a trustee for each Trust.

(6)	Shares above include options to purchase 117,638 shares of Common Stock exercisable within 60 days of May 31, 2012, held by Mr. Chew.

(7)	Shares above include options to purchase 119,026 shares of Common Stock exercisable within 60 days of May 31, 2012, held by Mr. Marshall.

(8)	Shares above include options to purchase 41,526 shares of Common Stock exercisable within 60 days of May 31, 2012, held by Mr. Ballinger.

(9)	Shares above include options to purchase 12,498 shares of Common Stock exercisable within 60 days of May 31, 2012, held by Ms. Harvey.

(10)	Shares above include options to purchase 285,415 shares of Common Stock exercisable within 60 days of May 31, 2012, held by Mr. Lim.

(11)	Shares above include an aggregate of 804,920 shares of Common Stock issuable upon exercise of options exercisable within 60 days of May 31, 2012.
Information Regarding Equity Compensation Plans
All of our equity compensation plans have been approved by our stockholders. Our equity compensation plans and activities are more fully discussed in the notes to the consolidated financial statements in Item 8 of this Annual Report on Form 10-K.
Equity Compensation Plan Information

	March 31, 2012
Plan Category	Number of securities to be issued upon exercise of outstanding options, warrants and rights		Weighted-average exercise price of outstanding options, warrants and rights	Number of securities remaining available for future issuance under equity compensation plans (excluding securities reflected in column (a))
	(a)		(b)	(c)
Equity compensation plans approved by security holders	3,126,177	(1)	$3.31	4,718,173	(2)
Equity compensation plans not approved by security holders	N/A		N/A	N/A
Total	3,126,177			4,718,173

(1)
Represents shares of common stock that may be issued pursuant to outstanding options granted under the following plans: 1,235,543 shares under the 1999 Stock Option Plan (“1999 Plan”) and 1,890,634 shares under the 2009 Equity Incentive Plan (“2009 Plan”). On February 25, 2009, at the 2009 Annual Meeting, our stockholders approved the 2009 Plan; following which the 1999 Plan was terminated, except as to options then issued and outstanding.

(2)
Represents shares of common stock that may be issued pursuant to options available for future grant under the following plans: 4,382,223 shares under the 2009 Plan and 335,950 shares of common stock available for purchase by employees under the 2011 Amended and Restated Employee Stock Purchase Plan. Included in the 2009 Plan is the provision for the annual automatic share reserve increase on the last day of each fiscal year in an amount equal to the lesser of (a) 3% of our total outstanding shares on the last day of our fiscal year, (b) 2,000,000, or (c) such lesser amount as determined in the sole and absolute discretion of the Board. On March 31, 2012, 845,504 shares (equivalent to 3% of our total outstanding shares on March 31, 2012) were added to the 2009 Plan reserve balance under the annual automatic share increase provisions; this increase is included in the 2009 Plan available shares balance above.

ITEM 13.	Certain Relationships and Related Transactions, and Director Independence

The offer letter agreement between us and Mr. Lim, and the employment agreement between us and Mr. Koe may be found under the caption “Employment Contracts and Termination of Employment and Change-in-Control Arrangements” in Item 11 hereof. In addition, we have entered into an expense reimbursement agreement with Astoria, our largest stockholder, in connection with Mr. Koe's appointment as our Interim President and Chief Executive Officer, pursuant to which we agreed to reimburse Astoria for a portion of overhead costs and expenses related to the use by Mr. Koe of Astoria's premises and office equipment while performing his employment duties for us. The agreement will terminate 90 days after Mr. Koe is either no longer employed by us or is no longer performing services for us from Astoria's premises. Mr. Koe also serves as President of Astoria. Since the start of the agreement on April 1, 2009, we have reimbursed Astoria approximately $7,100 per month. Effective April 1, 2011, we entered into a new office lease in Portland, Oregon, and as a result, the expense reimbursement agreement with Astoria terminated effective June 30, 2011.
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
The Board has determined that all of our directors, other than Mr. Koe and Mr. Chew, are “independent” for purposes of the applicable rules and regulations of the Securities and Exchange Commission (the “SEC”) and the applicable rules of the Nasdaq listing standards. We rely on the Nasdaq Listing Rule 5615(c)(2) because Mr. Koe serves on both the Compensation Committee and the Nominating and Corporate Governance Committee. We are a “Controlled Company” as defined in such Rule because more than 50% of the voting power is held by Astoria. The Board has determined that the members of the Audit Committee are “independent” for purposes of the applicable rules and regulations of the SEC and the applicable rules of the Nasdaq listing standards. The Board has determined that the members of the Compensation Committee, other than Mr. Koe, are “independent” for purposes of the applicable rules and regulations of the SEC and the applicable rules of the Nasdaq listing standards. The Board has determined that the members of the Corporate Governance and Nominating Committee, other than Mr. Koe, are “independent” for purposes of the applicable rules and regulations of the SEC and the applicable rules of the Nasdaq listing standards.

ITEM 14.	Principal Accounting Fees and Services

The following table presents the aggregate fees billed for the indicated services performed by KPMG LLP during the 2012 and 2011 fiscal years.

	2012	2011
Audit Fees	$498,762	$462,152
Audit-Related Fees	—	—
Tax Fees	9,581	8,322
All Other Fees	—	—
Total	$508,343	$470,474

Audit Fees. Audit Fees relate to professional services rendered in connection with the audit of our annual financial statements, quarterly review of financial statements included in our 10-Q, and audit services provided in connection with other statutory and regulatory filings.
Audit-Related Fees. Audit-related fees include assurance and related services that are reasonably related to the performance of the audit or review of our financial statements, but which are not reported under “Audit Fees.” We did not incur any “Audit-Related Fees” in the fiscal years ended March 31, 2012 and 2011.
Tax Fees. Tax Fees include professional services related to tax compliance, tax advice and tax planning and transfer pricing consultation, including the preparation of federal and state tax returns.
All Other Fees. All other fees consist of fees billed for all other products and services. We did not incur any “All Other Fees” in the fiscal years ended March 31, 2012 and 2011.
The Audit Committee pre-approved all of the services provided by KPMG LLP in fiscal years 2012 and 2011. Pursuant to the Audit Committee Charter, the Audit Committee must pre-approve audit and non-audit services to be provided to us by the independent auditor, or subsequently approve non-audit services in those circumstances where a subsequent approval is necessary and permissible.
The Audit Committee has determined that the rendering of all the services described above by KPMG LLP was compatible with maintaining the auditors' independence.

PART IV

ITEM 15.	Exhibits and Financial Statement Schedules
(a)(1) Financial Statements
The following documents are filed as a part of the report:
Report of Independent Registered Public Accounting Firm
Consolidated Balance Sheets as of March 31, 2012 and March 31, 2011
Consolidated Statements of Operations for the fiscal years ended March 31, 2012, 2011 and 2010
Consolidated Statements of Cash Flows for the fiscal years ended March 31, 2012, 2011 and 2010
Consolidated Statements of Stockholders' Equity and Comprehensive Loss for the fiscal years ended March 31, 2012, 2011 and 2010
Notes to Consolidated Financial Statements
(a) (2) Financial Statement Schedules
None
(b) Exhibits

Exhibit	Description
3.1
Amended and Restated Certificate of Incorporation of the Registrant dated November 29, 2005 (included as Exhibit 3.1 to the Registrant's Form 8-K filed with the Commission on November 30, 2005 and incorporated herein by reference).

3.2
Amended and Restated Bylaws of the Registrant, dated November 7, 2007 (included as Exhibit 3.1 to the Registrant's Form 8-K filed with the Commission on November 13, 2007 and incorporated herein by reference).

3.3	Certificate of Designations dated March 31, 1999, as corrected (included as Exhibit 3.1 to the Registrant's Form 8-K filed with the Commission on April 5, 1999 and incorporated herein by reference).

3.4	Certificate of Ownership and Merger dated April 17, 2008 (included as Exhibit 3.1 to the Registrant's Form 8-K filed with the Commission on April 21, 2008 and incorporate herein by reference).

3.5	Composite Certificate of Incorporation (included as Exhibit 3.2 to the Registrant's Form 8-K filed with the Commission on April 21, 2008 and incorporated herein by reference).

4.1
Registration Rights Agreement by and among the Registrant, Astoria Capital Partners, L.P., Harrison H. Augur, Keogh MP and Robert D. van Roijen dated as of December 4, 2000 (included as Exhibit 4.3 to the Registrant's Form 10-QSB filed with the Commission on August 13, 2002 and incorporated herein by reference) as amended on April 1, 2003 (see Exhibit 4.2 below).

4.2
Sixth Amendment to the Registration Rights Agreement by and among the Registrant, Astoria Capital Partners, L.P., Harrison H. Augur, Keogh MP and Robert D. van Roijen dated as of April 1, 2003 (included as Exhibit 4.3 to the Registrant's Form 10-KSB filed with the Commission on June 6, 2003 and incorporated herein by reference).

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

4.5	Specimen Common Stock Certificate (included as Exhibit 4.1 to the Registrant's Form 8-K filed with the Commission on April 21, 2008 and incorporated herein by reference).

10.1*
1999 Stock Option Plan, as amended on November 28, 2005, Form of Notice of Stock Option Agreement and Form of Stock Option Agreement (included as Exhibit 10.1 to the Registrant's Form 8-K filed with the Commission on November 30, 2005 and incorporated herein by reference).

10.2*
2001 Employee Stock Purchase Plan as amended on December 28, 2001 (included as Exhibit 10.1 to the Registrant's Form 10-QSB filed with the Commission on March 21, 2002 and incorporated herein by reference and amended and restated as 2011 Amended and Restated Employee Stock Purchase Plan: See Exhibit 10.9 below).

10.3*
Form of Indemnification Agreement entered into with officers and directors of Registrant (included as Exhibit 10.2 to the Registrant's Form 10-QSB filed with the Commission on March 21, 2002 and incorporated herein by reference).

10.4
Lease Agreement dated November 9, 2004 between Registrant and The Irvine Company (included as Exhibit 10.1 to the Registrant's Form 10-QSB filed with the Commission on November 9, 2004 and incorporated herein by reference), as amended on December 7, 2009 (see Exhibit 10.10 below).

10.5*
Offer Letter, dated April 22, 2006, between the Registrant and Thomas G. Lim (included as Exhibit 10.1 to the Registrant's Form 8-K filed with the Commission on April 27, 2006 and incorporated herein by reference), as amended on December 18, 2008 (see Exhibit 10.6 below).

10.6*
Amendment to Offer Letter dated December 18, 2008 by and between the Registrant and Thomas G. Lim (included as Exhibit 10.2 to the Registrant's Form 8-K filed with the Commission on December 19, 2008 and incorporated herein by reference).

10.7*
TigerLogic Corporation 2009 Equity Incentive Plan and form of stock option agreement thereunder (included as Exhibit 10.1 to the Registrant's Form 8-K filed with the Commission on February 26, 2009 and incorporated herein by reference).

10.8*
Employment Agreement dated April 8, 2009 between the Registrant and Richard W. Koe (included as Exhibit 10.1 to the Registrant's Form 8-K filed with the Commission on April 9, 2009 and incorporated herein by reference).

10.9*	2011 Amended and Restated Employee Stock Purchase Plan (included as an Appendix to the Definitive Proxy Statement on Schedule 14A filed with the Commission on January 20, 2012 and filed herewith).

10.10
First Amendment dated December 7, 2009 to Lease Agreement dated November 9, 2004 between the Registrant and The Irvine Company LLC (included as Exhibit 10.13 to the Registrant's Form 10-Q filed with the Commission on February 11, 2010 and incorporated herein by reference).

10.11*
Offer Letter, dated June 13, 2011, by and between the Registrant and Cliff Torng (included as Exhibit 10.11 to the Registrant's Form 10-Q filed with the Commission on August 15, 2011 and incorporated herein by reference).

10.12*
Offer Letter, dated August 31, 2011, by and between the Registrant and Gerald F. Chew (included as Exhibit 10.12 to the Registrant's Form 8-K filed with the Commission on September 2, 2011 and incorporated herein by reference).

21.1	Subsidiaries of the Registrant (included as Exhibit 21.1 to the Registrant's Form 10-K filed with the Commission on June 22, 2011 and incorporated herein by reference).

23.1	Consent of Independent Registered Public Accounting Firm.

24.1	Power of Attorney (included in the signature page and incorporated herein by reference).

31.1	Certification of Chief Executive Officer Pursuant to Rule 13a-14(a)/15d-14(a), as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	Certification of Chief Financial Officer Pursuant to Rule 13a-14(a)/15d-14(a), as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1	Certification of Chief Executive Officer and Chief Financial Officer Pursuant to 18 U.S.C. 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

101.INS†	XBRL Instance Document

101.SCH†	XBRL Taxonomy Extension Schema Document

101.CAL†	XBRL Taxonomy Extension Calculation Linkbase Document

101.DEF†	XBRL Taxonomy Extension Definition Linkbase Document

101.LAB†	XBRL Taxonomy Extension Label Linkbase Document

101.PRE†	XBRL Taxonomy Extension Presentation Linkbase Document

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

Date:	June 26, 2012	TIGERLOGIC CORPORATION

/S/ THOMAS LIM
Thomas Lim Chief Financial Officer
POWER OF ATTORNEY
KNOW ALL PERSONS BY THESE PRESENTS, that each person whose signature appears below constitutes and appoints Richard W. Koe and Thomas Lim, and each or any one of them, as his or her true and lawful attorney-in-fact and agent, with full power of substitution and resubstitution, for him or her and in his or her name, place and stead, in any and all capacities, to sign any and all amendments to this Annual Report on Form 10-K, and to file the same, with all exhibits thereto, and other documents in connection therewith, with the Securities and Exchange Commission, granting unto said attorneys-in-fact and agents, and each of them, full power and authority to do and perform each and every act and thing requisite and necessary to be done in connection therewith, as fully to all intents and purposes as he or she might or could do in person, hereby ratifying and confirming that all said attorneys-in-fact and agents, or any of them or their or his substitute or substitutes, may lawfully do or cause to be done by virtue hereof.
Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Signatures	Title	Date

/s/ RICHARD W. KOE Richard W. Koe	Director, Interim President and Chief Executive Officer (Principal Executive Officer)	June 26, 2012

/s/ THOMAS LIM Thomas Lim	Chief Financial Officer (Principal Financial and Accounting Officer)	June 26, 2012

/s/ GERALD F. CHEW Gerald F. Chew	Director	June 26, 2012

/s/ Nancy Harvey Nancy Harvey	Director	June 26, 2012

/s/ DOUGLAS G. MARSHALL Douglas G. Marshall	Director	June 26, 2012

/s/ PHILIP D. BARRETT Philip D. Barrett	Director	June 26, 2012

/s/ DOUGLAS G. BALLINGER Douglas G. Ballinger	Director	June 26, 2012

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM
The Board of Directors and Stockholders
TigerLogic Corporation:
We have audited the accompanying consolidated balance sheets of TigerLogic Corporation and subsidiaries as of March 31, 2012 and 2011, and the related consolidated statements of operations, cash flows, and stockholders' equity and comprehensive loss for each of the years in the three-year period ended March 31, 2012. These consolidated financial statements are the responsibility of TigerLogic Corporation's management. Our responsibility is to express an opinion on these consolidated financial statements based on our audits.
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
In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of TigerLogic Corporation and subsidiaries as of March 31, 2012 and 2011, and the results of their operations and their cash flows for each of the years in the three-year period ended March 31, 2012, in conformity with U.S. generally accepted accounting principles.
/s/    KPMG LLP
Santa Clara, California
June 26, 2012

TIGERLOGIC CORPORATION AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS
(In thousands, except per share data)

	March 31, 2012	March 31, 2011
ASSETS
Current assets
Cash	$8,918	$11,354
Trade accounts receivable, less allowance for doubtful accounts of $19 and $11 as of March 31, 2012 and 2011, respectively.	891	756
Other current assets	632	421
Total current assets	10,441	12,531

Property, furniture and equipment-net	615	699
Goodwill	26,388	26,388
Deferred tax assets	257	304
Other assets	113	116
Total assets	$37,814	$40,038
LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities
Accounts payable	$272	$205
Accrued liabilities	1,467	1,682
Deferred revenue	4,311	4,283
Total current liabilities	6,050	6,170
Commitments and contingencies
Stockholders’ equity
Series A convertible preferred stock: $1.00 par value; 5,000,000 shares authorized; none issued or outstanding at March 31, 2012 and 2011.	—	—
Common stock: $0.10 par value; 100,000,000 shares authorized; 28,183,469 and 28,101,991 issued and outstanding at March 31, 2012 and 2011, respectively.	2,818	2,810
Additional paid-in-capital	135,438	133,995
Accumulated other comprehensive income	2,304	2,312
Accumulated deficit	(108,796)	(105,249)
Total stockholders’ equity	31,764	33,868
Total liabilities and stockholders’ equity	$37,814	$40,038
See accompanying notes to the consolidated financial statements.

TIGERLOGIC CORPORATION AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF OPERATIONS
For the Years Ended March 31, 2012, 2011, 2010
(In thousands, except per share data)

	2012	2011	2010
Net revenues
Licenses	$3,974	$4,378	$4,223
Services	9,372	9,292	9,714
Total net revenues	13,346	13,670	13,937
Operating expenses
Cost of license revenues	13	17	13
Cost of service revenues	1,823	1,714	1,700
Selling and marketing	5,202	4,637	4,337
Research and development	5,887	5,956	6,140
General and administrative	3,806	4,175	4,129
Total operating expenses	16,731	16,499	16,319
Operating loss	(3,385)	(2,829)	(2,382)
Other expense/income
Interest income (expense)-net	(2)	—	(1)
Other income (expense)-net	(62)	(1)	778
Total other income (expense)	(64)	(1)	777
Loss before income taxes	(3,449)	(2,830)	(1,605)
Income tax provision (benefit)	98	149	(2)
Net loss	$(3,547)	$(2,979)	$(1,603)

Basic and diluted net loss per share	$(0.13)	$(0.11)	$(0.06)
Shares used in computing basic and diluted net loss per share	28,146	28,005	27,305
See accompanying notes to the consolidated financial statements.

TIGERLOGIC CORPORATION AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS
For the Years Ended March 31, 2012, 2011 and 2010
(In thousands)

	2012	2011	2010
Cash flows from operating activities:
Net loss	$(3,547)	$(2,979)	$(1,603)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization of long-lived assets	159	364	374
Provision for (recovery from) bad debt	5	3	(62)
Stock-based compensation expense	1,280	1,007	1,053
Change in deferred tax assets	98	149	(2)
Foreign currency exchange (gain) loss	74	(7)	(648)
Change in assets and liabilities:
Trade accounts receivable	(157)	221	12
Other current and non-current assets	(175)	(80)	39
Accounts payable	71	1	30
Accrued liabilities	(299)	(24)	(424)
Deferred revenue	69	(84)	(258)
Net cash used in operating activities	(2,422)	(1,429)	(1,489)

Cash used in investing activities-purchase of property, furniture and equipment	(76)	(266)	(264)
Cash from financing activities:
Proceeds from exercise of stock options	87	379	1,851
Proceeds from issuance of common stock	85	83	75
Net cash provided by financing activities	172	462	1,926

Effect of exchange rate changes on cash	(110)	95	37

Net increase (decrease) in cash	(2,436)	(1,138)	210
Cash at beginning of year	11,354	12,492	12,282
Cash at end of year	$8,918	$11,354	$12,492
See accompanying notes to the consolidated financial statements.

TIGERLOGIC CORPORATION AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF STOCKHOLDERS'S EQUITY AND COMPREHENSIVE LOSS
For the Years Ended March 31, 2012, 2011 and 2010
(In thousands, except share amounts)

	Common Stock		Additional Paid-In Capital	Accumulated Other Comprehensive Income	Accumulated Deficit	Stockholders' Equity	Comprehensive Loss
	Shares	Amount
Balances March 31, 2009	26,697,501	$2,673	$129,684	$2,861	$(100,667)	$34,551
Stock option and purchase plan issuances	1,229,613	120	1,806			1,926
Stock-based compensation			1,053			1,053
Net loss					(1,603)	(1,603)	$(1,603)
Foreign currency translation adjustments				(615)		(615)	(615)
Comprehensive loss							$(2,218)
Balances March 31, 2010	27,927,114	$2,793	$132,543	$2,246	$(102,270)	$35,312
Stock option and purchase plan issuances	174,877	17	445			462
Stock-based compensation			1,007			1,007
Net loss					(2,979)	(2,979)	$(2,979)
Foreign currency translation adjustments				66		66	66
Comprehensive loss							$(2,913)
Balances March 31, 2011	28,101,991	$2,810	$133,995	$2,312	$(105,249)	$33,868
Stock option and purchase plan issuances	81,478	8	163			171
Stock-based compensation			1,280			1,280
Net loss					(3,547)	(3,547)	$(3,547)
Foreign currency translation adjustments				(8)		(8)	(8)
Comprehensive loss							$(3,555)
Balances March 31, 2012	28,183,469	$2,818	$135,438	$2,304	$(108,796)	$31,764

See accompanying notes to the consolidated financial statements.

TIGERLOGIC CORPORATION AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
1. Organization
TigerLogic Corporation's (the “Company”) principal business is the design, development, sale, and support of software infrastructure, Internet search enhancement tools, known as yolink, and a social media content aggregation platform, known as Postano. The Company's software infrastructure products, including MDMS, and RAD software tools, are sold to in-house corporate development teams, commercial application developers, system integrators, independent software vendors, value added resellers and independent consultants. The Company's yolink and Postano product lines are targeted to customers ranging from companies to bloggers and individuals active in social media. In addition to computer software products, the Company provides continuing maintenance and customer support and, to a lesser extent, professional services and training.
2. Summary of Significant Accounting Policies
Significant accounting policies applied in the preparation of the accompanying consolidated financial statements of the Company are as follows:
Principles of Consolidation-The accompanying consolidated financial statements include the accounts of the Company and its wholly owned subsidiaries. All significant intercompany balances and transactions have been eliminated.
Revenue Recognition-The Company recognizes revenue using the residual method. Under the residual method, revenue is recognized in a multiple element arrangement when company-specific objective evidence of fair value exists for all of the undelivered elements in the arrangement, but does not exist for one or more of the delivered elements in the arrangement. At the outset of the arrangement with the customer, the Company defers revenue for the fair value of our undelivered elements (e.g., maintenance) based on company-specific objective evidence of the amount at which such items are sold individually to the Company's customers and recognizes revenue for the remainder of the arrangement fee attributable to the elements initially delivered in the arrangement (e.g., software license) when the basic criteria of revenue recognition has been met.
Revenue attributable to an element in a customer arrangement is recognized when persuasive evidence of an arrangement exists and delivery has occurred, provided the fee is fixed or determinable, collectability is probable and the arrangement does not require significant customization of the software. If, at the outset of the customer arrangement, the Company determines that the arrangement fee is not fixed or determinable, revenue is deferred and recognized when the arrangement fee becomes due and payable. Service revenue relates primarily to consulting services, maintenance and training. Maintenance revenue is initially deferred and then recognized ratably over the term of the maintenance contract, typically 12 months. Consulting and training revenue is recognized as the services are performed and is usually calculated on a time and materials basis. Such services primarily consist of implementation services related to the installation of the Company's products and do not include significant customization to or development of the underlying software code. The Company does not have price protection programs, conditional acceptance agreements, and product sales are made without right of return. For contracts that require significant modification or customization to the software in accordance with customers' specifications, revenue is recognized using the completed-contract method. Under this method, revenue and expenses are deferred until customer acceptance of the finished product occurs. During the periods presented, the Company did not have any material arrangements accounted for under the completed-contract method.

Cost of License and Service Revenue-Cost of license revenue is comprised of direct costs associated with software license sales including software packaging, documentation, physical media costs and royalties. Cost of service revenue includes consulting, technical support, and training, all of which consist primarily of personnel related costs. Other costs specifically identifiable to the revenue source have been classified accordingly.
Cash and cash equivalents-Investment securities with a maturity of ninety days or less at the time of purchase are considered cash equivalents.
Trade Accounts Receivable-Trade accounts receivable are recorded at the invoiced amount and do not bear interest. Amounts collected on trade accounts receivable are included in net cash provided by operating activities in the consolidated statements of cash flows. The allowance for doubtful accounts is the Company's best estimate of the amount of probable credit losses in the Company's existing accounts receivable. The Company determines the allowance based on historical write-off experience. The Company reviews its allowance for doubtful accounts monthly. Past due balances over 60 days and over a specified amount are reviewed individually for collectibility. All other balances are reviewed on a pooled basis.

TIGERLOGIC CORPORATION AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS-(Continued)

Account balances are charged off against the allowance after all means of collection have been exhausted and the potential for recovery is considered remote. The Company does not have any off-balance-sheet credit exposure related to its customers.
Property, Furniture and Equipment-Property, furniture, and equipment are stated at historical cost. Depreciation and amortization are computed on a straight-line basis over the estimated useful lives of the assets, which range from two to five years. Leasehold improvements are amortized on a straight-line basis over the shorter of the lease term or the estimated useful lives of the assets.
Capitalized Software Development Costs-Costs for the development of new software products and substantial enhancements to existing software products are expensed as incurred until technological feasibility has been established, at which time any additional costs would be capitalized until the software is available for general release to customers. The Company does not currently have any internal software development costs capitalized because management believes software is available for general release concurrently with the establishment of technological feasibility.
Income Taxes-Income taxes are accounted for under the asset and liability method. Deferred tax assets and liabilities are recognized for the future tax consequences attributable to differences between the financial statement carrying amounts of existing assets and liabilities and their respective tax bases and operating loss and tax credit carryforwards. Deferred tax assets and liabilities are measured using enacted tax rates expected to apply to taxable income in the years in which those temporary differences are expected to be recovered or settled. Deferred tax assets are reduced by a valuation allowance to an amount whose realization is more likely than not. The effect on deferred tax assets and liabilities of a change in tax rates is recognized in income in the period that includes the enactment date.
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
Stock-Based Compensation-The Company recognizes share-based payments, including grants of stock options and other equity awards in the consolidated financial statements based on their fair values. The Company recognizes compensation expense for share-based awards ratably over the vesting period and purchase period, respectively.
Net Loss Per Share-Basic and diluted loss per share is computed using the net loss and the weighted average number of common shares outstanding during the period. Potential dilutive common shares include, for all of the periods presented, outstanding stock options. There were 3,126,177, 2,534,226, and 2,689,036 outstanding options to purchase shares of the Company's common stock with exercise prices ranging from $0.85 to $6.50 per share as of March 31, 2012, 2011 and 2010, respectively. The total of these items were not included in the computation of diluted loss per share because their effect would have been anti-dilutive.
Concentration of Credit Risk-The Company supports computer software systems worldwide in diversified industries, primarily through system integrators and value added resellers. On an ongoing basis, the Company performs credit evaluations of its customer's financial condition and generally requires no collateral. No single customer accounted for more than 10% of revenues during any of the periods presented.
Foreign Currency Translation-The local currency is used as the functional currency for purposes of translating the financial statements of the Company's foreign subsidiaries into the reporting currency. Assets and liabilities of these subsidiaries are translated at the exchange rate in effect at each year-end. Income statement accounts are translated at the average rate of exchange prevailing during the year. Translation adjustments arising from the use of differing exchange rates

TIGERLOGIC CORPORATION AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS-(Continued)

from period to period are included in accumulated other comprehensive income (loss) in stockholders' equity. Gains and losses resulting from foreign currency transactions are included in other income (expense).Through November of 2009, the British Pound was weakening against the U.S. Dollar, creating a foreign exchange gain for the Company related to a significant intercompany outstanding balance denominated in British Pound. Beginning in December 2009, foreign exchange gains and losses on the outstanding intercompany balance denominated in British Pound are being accumulated in a separate component of equity based on the Company's determination that the settlement of this intercompany balance is not planned or anticipated in the foreseeable future.

The Company's revenues generated through its offices located outside of the United States of America were approximately 31%, 31% and 32% of total revenue for the fiscal year ended March 31, 2012, 2011 and 2010, respectively.
Comprehensive Loss-Comprehensive loss encompasses all changes in equity other than those with stockholders and consists of net loss and foreign currency translation adjustments. For the subsidiaries located in Germany and United Kingdom, the Company does not provide for U.S. income taxes on foreign currency translation adjustments because it does not provide for such taxes on undistributed earnings of these foreign subsidiaries. For its French subsidiary, the Company provides for U.S. taxes on foreign currency translation adjustments.
Use of Estimates-The preparation of the financial statements in conformity with accounting principles generally accepted in the United States of America requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities, the disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates.
Impairment of Goodwill and Other Long-Lived Assets-Long-lived assets, such as property, plant, and equipment, and purchased intangible assets subject to amortization, are reviewed for impairment whenever events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable.
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
Goodwill and intangible assets that have indefinite useful lives are tested annually for impairment and are tested for impairment more frequently if events and circumstances indicate that the asset might be impaired. An impairment loss is recognized to the extent that the carrying amount exceeds the asset's fair value. For goodwill, the impairment determination is made at the reporting unit level and consists of two steps. First, the Company determines the fair value of a reporting unit and compares it to its carrying amount. Second, if the carrying amount of a reporting unit exceeds its fair value, an impairment loss is recognized for any excess of the carrying amount of the reporting unit's goodwill over the implied fair value of that goodwill. The implied fair value of goodwill is determined by allocating the fair value of the reporting unit in a manner similar to a purchase price allocation. The residual fair value after this allocation is the implied fair value of the reporting unit goodwill.

Recently issued Accounting Standards

In September 2011, the Financial Accounting Standard Board ("FASB") issued an update to existing guidance on testing goodwill for impairment. This update permits an entity to make a qualitative assessment of whether it is more likely than not that a reporting unit's fair value is less than its carrying amount before applying the two-step goodwill impairment test. If an entity concludes it is not more likely than not that the fair value of a reporting unit is less than its carrying amount, it need not perform the two-step impairment test. This update is effective for annual and interim goodwill impairment tests performed for fiscal years beginning April 1, 2012. The Company does not expect this guidance to have a material impact on the consolidated financial statements.
        In June 2011, the FASB issued an amendment to the existing guidance on the presentation of comprehensive income. This amendment eliminates the option to present components of other comprehensive income as part of the statement of changes in stockholders' equity, and instead requires that all nonowner changes in stockholders' equity be presented in either a single continuous statement of comprehensive income or in two separate but consecutive statements. The guidance is effective for fiscal years, and interim periods within those years, beginning April 1, 2012. The Company does not expect this guidance to have a material impact on the consolidated financial statements.

3.    Fair Value Measurement

TIGERLOGIC CORPORATION AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS-(Continued)

The Company maintains all of its cash on deposit at financial institutions. As such, there were no cash equivalents on the Company's balance sheets as of March 31, 2012 or March 31, 2011. There were no nonfinancial assets or liabilities that required recognition or disclosure at fair value on a nonrecurring basis in the Company's balance sheets as of March 31, 2012 or March 31, 2011.
4. Property, Furniture and Equipment
Property, furniture and equipment at March 31 consisted of (in thousands):

	2012	2011
Land and buildings	$685	$687
Office equipment, furniture and fixtures	5,361	5,321
Total	$6,046	$6,008
Accumulated depreciation and amortization	(5,431)	(5,309)
Property, furniture and equipment, net	$615	$699

5. Stockholder's Equity

Series A Convertible Preferred Stock
The Company had 5,000,000 shares of Series A convertible preferred stock (“Series A”) authorized and no shares of Series A issued and outstanding at March 31, 2012 and 2011.
Common Stock
The Company had 100,000,000 shares of common stock authorized and 28,183,469 and 28,101,911 shares of common stock issued and outstanding as of March 31, 2012 and 2011, respectively.
Stock Options
On February 25, 2009, the shareholders voted to approve and the Company adopted the 2009 Equity Incentive Plan (“2009 Plan”). The 2009 Plan provides for the granting of stock options, restricted stock, and restricted stock units to directors, employees and consultants. In conjunction with the adoption of the 2009 Plan, the Company terminated all other plans, except as to options then issued and outstanding under such plans. The total number of shares available for issuance under the 2009 Plan at adoption date is based on the number of shares that have been reserved but not issued under the 1999 Stock Plan (“1999 Plan”), the shares under the 1999 Plan which expired, were cancelled or were forfeited, and the annual share reserve increase. Included in the 2009 Plan is the provision for the annual automatic share reserve increase on the last day of each fiscal year in an amount equal to the lesser of (a) 3% of the Company's total outstanding shares on the last day of the Company's fiscal year, (b) 2,000,000, or (c) such lesser amount as determined in the sole and absolute discretion of the Board. The annual increase for the year ended March 31, 2012 was 845,504 shares. At March 31, 2012, total number of shares available for issuance under the 2009 Plan was 4,382,223 shares. Stock options are generally granted with an exercise price equal to the stock's fair market value at the date of grant. All options under the 2009 Plan have ten-year terms and generally vest ratably over a period of four years.
Employee Stock Purchase Plan
On December 12, 2001, the Board of Directors approved the Company's 2001 Employee Stock Purchase Plan (the “ESPP”) to provide employees of the Company with an opportunity to purchase common stock of the Company through accumulated payroll deductions. The maximum number of shares of common stock made available for sale under the ESPP is 1,000,000 shares. The offer periods of six months' duration commence each February 15 and August 15. An employee may contribute between 1% and 10% of their compensation, not to exceed $21,250 per calendar year. Individual employee share purchases are limited to 1,500 shares per offer period. Employees are able to purchase the stock at an amount equal to 85% of the market value of a share of common stock on the enrollment date or on the exercise date, whichever is lower. In February 2012, the stockholders approved an amendment to the Company's 2001 Employee Stock Purchase Plan ("2001 Plan"), which otherwise was scheduled to expire by its own terms. The main changes in the Company's 2011 Amended and Restated Employee Stock Purchase Plan (“Stock Purchase Plan”) are: (i) to eliminate the ten-year term limit; (ii) to amend the definition of compensation used under the Stock Purchase Plan to include deferrals made under qualified transportation benefit programs;

TIGERLOGIC CORPORATION AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS-(Continued)

and (iii) to increase the hours per week that an otherwise eligible employee must work in order to be able to participate in the Stock Purchase Plan from more than ten (10) to more than twenty (20). In addition, the Stock Purchase Plan clarifies certain provisions of the 2001 Plan and amends various technical provisions in order to comply with applicable laws. The total number of shares of the Company's common stock reserved for issuance and available for purchase under the Stock Purchase Plan was not increased from the 2001 Plan and remained at 1,000,000 (less shares already issued under the 2001 Plan).
Through March 31, 2012, 664,050 shares had been issued to employees under the ESPP. For the year ended March 31, 2012, 37,838 shares of common stock were issued under the ESPP. As of March 31, 2012, employee withholdings under the ESPP aggregated $8,377.
Stock-Based Compensation
The Company estimates the fair value of stock options granted and ESPP purchase rights using the Black-Scholes option-pricing model and a single option award approach. Under this approach, the compensation expense for awards that have a graded vesting schedule is recognized on a straight-line basis over the requisite service period. When estimating forfeitures, the Company considers voluntary termination behavior as well as analysis of actual option forfeitures. The forfeiture rate used when calculating the value of stock options in 2012 and 2011 was 13% for each year.
The Company estimated the fair value of its stock options and ESPP purchase rights using the following assumptions:

	Years Ended March 31,
	2012		2011
	Stock options	ESPP purchase rights	Stock options	ESPP purchase rights
Expected term	5.3 Years	0.5 Years	6.5 Years	0.5 Years
Expected volatility	75%	72%	74%	73%
Risk-free interest rate	1.25%	0.13%	2.57%	0.17%
Dividend yield	—%	—%	—%	—%
Forfeiture rate	12%	—%	13%	—%

Expected Term-The expected term represents the period the Company's stock-based awards are expected to be outstanding and was determined based on historical experience with similar awards, giving consideration to the contractual terms of the stock-based awards, vesting schedules and expectations of future employee behavior as influenced by changes to the terms of its stock-based awards. The weighted average expected term is calculated based on the number of shares granted and the related expected term.
Expected Volatility-The computation of expected volatility is based on historical volatility equal to expected term.
Risk-Free Interest Rate-The risk-free interest rate used in the Black-Scholes valuation method is based on the yield available on U.S. Treasury securities with a term equal to the expected term at the time of grant.
Dividend Yield-No dividends are expected to be paid.
Total stock-based compensation expense included in the audited consolidated statements of operations is as follows (in thousands):

TIGERLOGIC CORPORATION AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS-(Continued)

	Years Ended March 31,
	2012	2011	2010
Cost of revenue	$152	$68	$62
Operating expense:
Selling and marketing	357	342	179
Research and development	376	308	377
General and administrative	395	289	435
Total stock-based compensation expense	1,280	1,007	1,053
Income tax benefit	—	—	—
Net stock-based compensation expense	$1,280	$1,007	$1,053

As of March 31, 2012, there was approximately $1.3 million of total unrecognized compensation cost related to nonvested share-based compensation arrangements granted under the plans. That cost is expected to be recognized over a weighted-average period of 2.6 years.
Stock option activity was as follows for fiscal year 2012:

	Number of Shares	Weighted Average Exercise Price	Weighted Average Remaining Contractual Term in Years	Aggregate Intrinsic Value
Options outstanding as of March 31, 2011	2,534,226	$3.32
Granted	1,349,500	$3.64
Exercised	(43,640)	$1.99
Forfeited	(385,140)	$3.89
Expired	(328,769)	$4.21
Options outstanding as of March 31, 2012	3,126,177	$3.31	6.42	$91,005
Vested and expected to vest at March 31, 2012	2,932,625	$3.30	6.26	$89,178
Exercisable at March 31, 2012	2,011,785	$3.31	5.16	$78,624

The aggregate intrinsic value in the table above represents the difference between the exercise price of the underlying awards and the quoted price of our common stock for the options that were in-the-money at March 31, 2012. During the year ended March 31, 2012, the aggregate intrinsic value of options exercised under the 1999 and 2009 Plan was $67,790 determined as of the date of option exercise. Weighted-average grant-date fair values of the options granted during the years ended March 31, 2012, 2011, and 2010 were $1.98, $2.98, and $1.91, respectively.
Retirement Plans
The Company sponsors a 401(k) Savings and Retirement Plan (“the Plan”) for substantially all of its employees in the United States. Employees meeting the eligibility requirements may contribute specified percentages of their salaries. The Company's Board of Directors, in its sole discretion, may make discretionary profit-sharing contributions at 50% of the employees' contributions up to 4% of the employees' total compensation, to the Plan. There were no discretionary annual contributions made to the Plan for the years ended March 31, 2012, 2011 and 2010.
The Company sponsors the Raining Data UK Limited Retirement Benefits Scheme (“RDUKL Plan”) for substantially all of its employees in the United Kingdom. The RDUKL Plan is a defined contribution plan that provides retirement benefits upon attaining normal retirement age, and incidental benefits in the case of death or termination of employment prior to

TIGERLOGIC CORPORATION AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS-(Continued)

retirement. Raining Data UK contributes an amount ranging from 3% to 8% of each participant's compensation to fund such benefits. In addition, participants are entitled to make voluntary contributions under the RDUKL Plan. The Company contributed approximately $34,000, $39,000 and $51,000 to the RDUKL Plan for the years ended March 31, 2012, 2011 and 2010, respectively.

6. Related Party Transactions
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
7. Income Taxes
The Company's geographical breakdown of its income (loss) before provision for income taxes is as follows:

	Year Ended March 31,
(in thousands)	2012	2011	2010

Domestic	$(3,534)	$(3,232)	$(1,824)
Foreign	85	401	219
Loss before provision for taxes	$(3,449)	$(2,831)	$(1,605)

The components of the provision for income taxes are as follows:

	Years Ended March 31,
(in thousands)	2012	2011	2010
Current
Federal	$—	$1	$(9)
State	—	(2)	(2)
Foreign	69	56	—
Total current provision	$69	$55	$(11)
Deferred
Federal	—	—	—
State	—	—	—
Foreign	29	94	10
Total deferred provision	$29	$94	$10
Total	$98	$149	$(1)

Reconciliations of the provisions for income taxes at the statutory rates to the Company's provisions for income taxes are as follows:

TIGERLOGIC CORPORATION AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS-(Continued)

	2012	2011	2010
Expected U.S. Federal tax expense (benefit)	(34)%	(34)%	(34)%
State taxes	(4.3)%	(4.3)%	(4.3)%
Foreign taxes	2.0%	5.2%	3.6%
Change in valuation allowance	34.1%	41%	(157)%
Research and experimentation credit	(3.2)%	(9.2)%	(12.3)%
Expiration of net operating losses	—	—%	171.2%
Stock-based compensation expense	8.0%	6.1%	28.9%
Other	0.2%	0.5%	3.8%
Actual effective tax rate	2.8%	5.3%	(0.1)%

Significant components of the Company's net deferred tax assets are as follows at March 31:

(in thousands)	2012	2011	2010
Deferred Tax Assets:
Net operating loss carryforwards	$17,572	$19,035	$19,572
Accruals and allowances recognized in different periods	373	162	391
Research and experimentation credit carryforwards	5,013	4,937	5,619
Property and equipment	109	138	173
Stock-based compensation expense	855	688	498
Other	—	—	—
Total deferred assets	23,922	24,960	26,253
Less valuation allowance	(23,532)	(24,519)	(25,733)
Total deferred assets	390	441	520
Deferred tax liabilities-currency translation adjustment	(129)	(137)	(139)
Deferred tax liabilities-Other	—	—	(2)
Net deferred tax asset	$261	$304	$379

Recognition of deferred tax assets is appropriate when realization of these assets is more likely than not. Based upon the weight of available evidence, including the Company's historical operating performance and the recorded cumulative net losses in prior fiscal periods, the Company has provided a full valuation allowance against its U.S. deferred tax assets and United Kingdom deferred tax assets. The Company's valuation allowance decreased by $1.0 million and $1.2 million in the years ended March 31, 2012 and 2011, respectively, and increased by $1.2 million in the year ended March 31, 2010.
As of March 31, 2012, the Company had U.S. federal, state, and foreign net operating loss carryforwards of approximately $48.5 million, $13.5 million, and $4.3 million, respectively. Of these amounts, $2.3 million and $1.4 million represent federal and state tax deductions in excess of recognized stock option compensation, respectively, and will be recorded as an adjustment to additional paid-in capital when they reduce taxes payable. If unused, the federal net operating loss carryforwards will begin to expire in 2013, the state net operating loss carryforwards will begin to expire in 2016. Foreign net operating losses may be carried forward indefinitely.
As of March 31, 2012, the Company had U.S. federal and state tax credit carryforwards of approximately $3.0 million and $3.1 million, respectively. The federal credit will expire beginning in 2018, if not utilized. California state research and development credits can be carried forward indefinitely. For those foreign subsidiaries where the Company intends to permanently reinvest earnings, no U.S. income or foreign tax withholding has been provided for in deferred income taxes. There is no unrecognized deferred tax liability related to undistributed earnings due to cumulative losses sustained by these foreign subsidiaries.
As of March 31, 2012, the Company did not have any gross unrecognized tax benefit. As of March 31, 2011, the

TIGERLOGIC CORPORATION AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS-(Continued)

Company had gross unrecognized tax benefits of approximately $103,000, all of which would impact the effective tax rate if recognized. As of March 31, 2010, the Company had gross unrecognized tax benefits of approximately $119,000, of which $2,000 would impact the effective tax rate if recognized. There was no interest accrued at March 31, 2012. While it is often difficult to predict the final outcome of any particular uncertain tax position, management does not believe that it is reasonably possible that the estimates of unrecognized tax benefits will change significantly in the next twelve months.
A reconciliation of the beginning and ending amount of unrecognized tax benefits is as follows:

	Years Ended March 31,
	2012	2011	2010
Balance at April 1	$103,000	$119,000	$125,000
Additions based on tax positions taken during a prior period
Reductions based on tax positions taken during a prior period	—	(16,000)	(6,000)
Additions based on tax positions taken during the current period
Reductions based on settlements with taxing authorities	(103,000)
Balance at March 31	$—	$103,000	$119,000

The Company files consolidated and separate income tax return in the U.S. federal jurisdiction and in certain state jurisdictions as well as foreign jurisdictions including France, Germany, and the United Kingdom. The Company is subject to income tax examinations for fiscal years after 2008 for France, fiscal years after 2007 for Germany, and fiscal years after 2005 for the United Kingdom. As a result of net operating loss carryforwards, the Company is subject to audit for fiscal years 1998 and forward for federal purposes and 2001 and forward for California purposes.
Recently enacted tax laws may also affect the tax provision on the company's financial statements. On February 20, 2009, the State of California passed a new law to allow taxpayers to make an election to adopt a single sales factor apportionment formula starting with the 2011 taxable year. As of March 31, 2012, the Company has not considered changing its sales factor apportionment in California. Should the Company decide to make an election in 2013 to use single sales factor, the Company will need to adjust the blended state rate used to calculate the tax effect of its deferred tax assets and liabilities, and record any impact to the financial statements in the period such decision is made. Management of the Company believes that any related change to the blended state rate will not have a material impact to the Company's financial statements.

During the year ended March 31, 2012, the German tax authorities closed a tax audit of the Company's subsidiary in Germany for the fiscal years 2005 to 2007, which resulted in a net tax expense of approximately $82,000. During the year ended March 31, 2012, the Company also paid approximately $570,000 of the withholding tax which it believes to be fully refundable, and has received approximately $496,000 of the refund from the German tax authorities as of March 31, 2012.
8. Commitments and Contingencies
Leases
The Company leases office space and certain equipment under noncancelable operating lease agreements with terms expiring through 2016. Rent expense related to operating these leases is recognized ratably over the entire lease term. The Company is required to pay property taxes, insurance and normal maintenance costs.
Future minimum lease payments under noncancelable operating leases with initial or remaining lease terms in excess of one year as of March 31, 2012 are as follows (in thousands):

Years Ending March 31,	Operating Leases

2013	$661
2014	547
2015	555
2016	361
2017 and thereafter	14
Total minimum lease payments	$2,138

TIGERLOGIC CORPORATION AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS-(Continued)

The table above does not include the extended lease of the Company's Mountain View office which was entered into subsequent to March 31, 2012 to be effective May 1, 2013, for a period of 3 years, with a total base rent of approximately $450,000.
Rent expense of $813,000, $766,000 and $1,093,000 was recognized in 2012, 2011 and 2010, respectively.
Litigation
The Company is subject from time to time to litigation, claims and suits arising in the ordinary course of business. There were no material ongoing legal proceedings as of March 31, 2012.
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
9. Segment Information
The Company operates in one reportable segment. International operations consist primarily of foreign sales offices selling software developed in the United States combined with local service revenue. The following table summarizes consolidated financial information of the Company's operations by geographic location (in thousands):

	Years Ended March 31,
	2012	2011	2010
Net revenue
North America	$9,256	$9,388	$9,505
Europe/Africa	4,090	4,282	4,432
Total	$13,346	$13,670	$13,937

	March 31,
	2012	2011	2010
Long-lived assets
North America	$26,899	$27,029	$27,180
Europe/Africa	474	478	466
Total	$27,373	$27,507	$27,646

The Company operates in one reportable segment and is engaged in the design, development, sale, and support of the following software product lines: 1) Yolink, 2) MDMS, 3) RAD and 4) Postano. To date, revenue from our yolink and Postano product lines have been insignificant. The following table represents the net revenue from the Company's segment by product line (in thousands):

TIGERLOGIC CORPORATION AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS-(Continued)

	Years Ended March 31,
	2012	2011	2010
Net revenue
Databases (MDMS)	$9,643	$9,672	$9,895
RAD Software Tools	3,703	3,998	4,042
Total	$13,346	$13,670	$13,937

10. Accrued Liabilities
Components of accrued liabilities at March 31 are as follows (in thousands):

	2012	2011
Payroll and related costs	$974	$1,116
Professional fees	15	160
Accrued taxes	106	151
Other	372	255
Total accrued liabilities	$1,467	$1,682

EXHIBIT INDEX

Exhibit	Description
3.1
Amended and Restated Certificate of Incorporation of the Registrant dated November 29, 2005 (included as Exhibit 3.1 to the Registrant's Form 8-K filed with the Commission on November 30, 2005 and incorporated herein by reference).

3.2
Amended and Restated Bylaws of the Registrant, dated November 7, 2007 (included as Exhibit 3.1 to the Registrant's Form 8-K filed with the Commission on November 13, 2007 and incorporated herein by reference).

3.3	Certificate of Designations dated March 31, 1999, as corrected (included as Exhibit 3.1 to the Registrant's Form 8-K filed with the Commission on April 5, 1999 and incorporated herein by reference).

3.4	Certificate of Ownership and Merger dated April 17, 2008 (included as Exhibit 3.1 to the Registrant's Form 8-K filed with the Commission on April 21, 2008 and incorporate herein by reference).

3.5	Composite Certificate of Incorporation (included as Exhibit 3.2 to the Registrant's Form 8-K filed with the Commission on April 21, 2008 and incorporated herein by reference).

4.1
Registration Rights Agreement by and among the Registrant, Astoria Capital Partners, L.P., Harrison H. Augur, Keogh MP and Robert D. van Roijen dated as of December 4, 2000 (included as Exhibit 4.3 to the Registrant's Form 10-QSB filed with the Commission on August 13, 2002 and incorporated herein by reference) as amended on April 1, 2003 (see Exhibit 4.2 below).

4.2
Sixth Amendment to the Registration Rights Agreement by and among the Registrant, Astoria Capital Partners, L.P., Harrison H. Augur, Keogh MP and Robert D. van Roijen dated as of April 1, 2003 (included as Exhibit 4.3 to the Registrant's Form 10-KSB filed with the Commission on June 6, 2003 and incorporated herein by reference).

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

4.5	Specimen Common Stock Certificate (included as Exhibit 4.1 to the Registrant's Form 8-K filed with the Commission on April 21, 2008 and incorporated herein by reference).

10.1*
1999 Stock Option Plan, as amended on November 28, 2005, Form of Notice of Stock Option Agreement and Form of Stock Option Agreement (included as Exhibit 10.1 to the Registrant's Form 8-K filed with the Commission on November 30, 2005 and incorporated herein by reference).

10.2*
2001 Employee Stock Purchase Plan as amended on December 28, 2001 (included as Exhibit 10.1 to the Registrant's Form 10-QSB filed with the Commission on March 21, 2002 and incorporated herein by reference and amended and restated as 2011 Amended and Restated Employee Stock Purchase Plan: See Exhibit 10.9 below).

10.3*
Form of Indemnification Agreement entered into with officers and directors of Registrant (included as Exhibit 10.2 to the Registrant's Form 10-QSB filed with the Commission on March 21, 2002 and incorporated herein by reference).

10.4
Lease Agreement dated November 9, 2004 between Registrant and The Irvine Company (included as Exhibit 10.1 to the Registrant's Form 10-QSB filed with the Commission on November 9, 2004 and incorporated herein by reference), as amended on December 7, 2009 (see Exhibit 10.10 below).

10.5*
Offer Letter, dated April 22, 2006, between the Registrant and Thomas G. Lim (included as Exhibit 10.1 to the Registrant's Form 8-K filed with the Commission on April 27, 2006 and incorporated herein by reference), as amended on December 18, 2008 (see Exhibit 10.6 below).

10.6*
Amendment to Offer Letter dated December 18, 2008 by and between the Registrant and Thomas G. Lim (included as Exhibit 10.2 to the Registrant's Form 8-K filed with the Commission on December 19, 2008 and incorporated herein by reference).

10.7*
TigerLogic Corporation 2009 Equity Incentive Plan and form of stock option agreement thereunder (included as Exhibit 10.1 to the Registrant's Form 8-K filed with the Commission on February 26, 2009 and incorporated herein by reference).

10.8*
Employment Agreement dated April 8, 2009 between the Registrant and Richard W. Koe (included as Exhibit 10.1 to the Registrant's Form 8-K filed with the Commission on April 9, 2009 and incorporated herein by reference).

10.9*	2011 Amended and Restated Employee Stock Purchase Plan (included as an Appendix to the Definitive Proxy Statement on Schedule 14A filed with the Commission on January 20, 2012 and filed herewith).

10.10
First Amendment dated December 7, 2009 to Lease Agreement dated November 9, 2004 between the Registrant and The Irvine Company LLC (included as Exhibit 10.13 to the Registrant's Form 10-Q filed with the Commission on February 11, 2010 and incorporated herein by reference).

10.11*
Offer Letter, dated June 13, 2011, by and between the Registrant and Cliff Torng (included as Exhibit 10.11 to the Registrant's Form 10-Q filed with the Commission on August 15, 2011 and incorporated herein by reference).

10.12*
Offer Letter, dated August 31, 2011, by and between the Registrant and Gerald F. Chew (included as Exhibit 10.12 to the Registrant's Form 8-K filed with the Commission on September 2, 2011 and incorporated herein by reference).

21.1	Subsidiaries of the Registrant (included as Exhibit 21.1 to the Registrant's Form 10-K filed with the Commission on June 22, 2011 and incorporated herein by reference).

23.1	Consent of Independent Registered Public Accounting Firm.

24.1	Power of Attorney (included in the signature page and incorporated herein by reference).

31.1	Certification of Chief Executive Officer Pursuant to Rule 13a-14(a)/15d-14(a), as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	Certification of Chief Financial Officer Pursuant to Rule 13a-14(a)/15d-14(a), as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1	Certification of Chief Executive Officer and Chief Financial Officer Pursuant to 18 U.S.C. 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

101.INS†	XBRL Instance Document

101.SCH†	XBRL Taxonomy Extension Schema Document

101.CAL†	XBRL Taxonomy Extension Calculation Linkbase Document

101.DEF†	XBRL Taxonomy Extension Definition Linkbase Document

101.LAB†	XBRL Taxonomy Extension Label Linkbase Document

101.PRE†	XBRL Taxonomy Extension Presentation Linkbase Document

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