Form 10-Q
period 2012-09-30
TigerLogic CORP
filed 2012-11-09
CIK 820738

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark one)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2012

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

As of October 31, 2012, the Registrant had 28,217,980 shares of its common stock outstanding.

TIGERLOGIC CORPORATION

PART I. FINANCIAL INFORMATION

ITEM 1.                                                FINANCIAL STATEMENTS

TIGERLOGIC CORPORATION AND SUBSIDIARIES

UNAUDITED CONDENSED CONSOLIDATED BALANCE SHEETS

(In thousands)

	September 30, 2012	March 31, 2012

ASSETS

Current assets
Cash	$7,591	$8,918
Trade accounts receivable, less allowance for doubtful accounts of $11 and $19, respectively.	988	891
Other current assets	637	632
Total current assets	9,216	10,441

Property, furniture and equipment-net	579	615
Goodwill	26,388	26,388
Deferred tax assets	257	257
Other assets	111	113
Total assets	$36,551	$37,814

LIABILITIES AND STOCKHOLDERS’ EQUITY

Current liabilities
Accounts payable	$206	$272
Accrued liabilities	1,143	1,467
Deferred revenue	3,868	4,311
Total current liabilities	5,217	6,050

Commitments and contingencies

Stockholders’ equity

Preferred stock	—	—
Common stock	2,822	2,818
Additional paid-in-capital	135,982	135,438
Accumulated other comprehensive income	2,331	2,304
Accumulated deficit	(109,801)	(108,796)
Total stockholders’ equity	31,334	31,764
Total liabilities and stockholders’ equity	$36,551	$37,814

See accompanying notes to the unaudited condensed consolidated financial statements.

TIGERLOGIC CORPORATION AND SUBSIDIARIES

UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

(In thousands except per share data)

	Three Months Ended September 30,		Six Months Ended September 30,
	2012	2011	2012	2011

Net revenues
Licenses	$910	$1,137	$1,905	$1,976
Services	2,246	2,392	4,535	4,727
Total net revenues	3,156	3,529	6,440	6,703
Operating expenses
Cost of license revenues	2	4	4	6
Cost of service revenues	400	482	824	959
Selling and marketing	1,056	1,201	2,113	2,560
Research and development	1,264	1,384	2,499	2,868
General and administrative	915	880	1,952	1,973
Total operating expenses	3,637	3,951	7,392	8,366
Operating loss	(481)	(422)	(952)	(1,663)
Other income (expense)
Interest income (expense)-net	(1)	—	(4)	2
Other expense-net	(11)	(38)	(27)	(29)
Total other expense	(12)	(38)	(31)	(27)
Loss before income taxes	(493)	(460)	(983)	(1,690)
Income tax provision	19	68	22	177
Net loss	$(512)	$(528)	$(1,005)	$(1,867)

Basic and diluted net loss per share	$(0.02)	$(0.02)	$(0.04)	$(0.07)

Shares used in computing basic and diluted net loss per share	28,210	28,134	28,200	28,128

Other comprehensive loss:
Foreign currency translation adjustments	30	(18)	27	(23)
Total comprehensive loss	$(482)	$(546)	$(978)	$(1,890)

See accompanying notes to the unaudited condensed consolidated financial statements.

TIGERLOGIC CORPORATION AND SUBSIDIARIES

UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(In thousands)

	Six Months Ended September 30,
	2012	2011
	(In thousands)
Cash flows from operating activities:
Net loss	(1,005)	$(1,867)
Adjustments to reconcile net loss to net cash used in operating activites:
Depreciation and amortization of long-lived assets	66	82
Provision for bad debt	(7)	4
Stock-based compensation expense	500	629
Foreign currency exchange loss	33	30
Change in assets and liabilities:
Trade accounts receivable	(98)	(498)
Other current and non-current assets	(15)	(652)
Accounts payable	(62)	31
Accrued liabilities	(314)	(1)
Deferred revenue	(419)	(207)
Net cash used in operating activities	(1,321)	(2,449)

Cash used in investing activities-purchase of property, furniture and equipment	(27)	(44)

Cash flows from financing activities:
Proceeds from exercise of stock options	24	62
Proceeds from issuance of common stock	23	48
Net cash provided by financing activities	47	110

Effect of exchange rate changes on cash	(26)	(54)

Net decrease in cash	(1,327)	(2,437)
Cash at beginning of period	8,918	11,354
Cash at end of period	$7,591	$8,917

See accompanying notes to the unaudited condensed consolidated financial statements.

TIGERLOGIC CORPORATION AND SUBSIDIARIES

NOTES TO THE UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

September 30, 2012

1.              INTERIM FINANCIAL STATEMENTS

The unaudited interim condensed consolidated financial information furnished herein reflects all adjustments, consisting only of normal recurring items, which in the opinion of management are necessary to fairly state TigerLogic Corporation and its subsidiaries’ (collectively, the “Company” or “we,” “us” or “our”) financial position, results of operations and cash flows for the dates and periods presented and to make such information not misleading. Certain information and footnote disclosures normally included in annual financial statements prepared in accordance with accounting principles generally accepted in the United States of America have been omitted pursuant to rules and regulations of the Securities and Exchange Commission (“SEC”); nevertheless, management of the Company believes that the disclosures herein are adequate to make the information presented not misleading. These condensed consolidated financial statements should be read in conjunction with the Company’s audited financial statements for the year ended March 31, 2012, contained in the Company’s Annual Report on Form 10-K filed with the SEC on June 26, 2012. The results of operations for the three and six months ended September 30, 2012, are not necessarily indicative of results to be expected for any other interim period or the fiscal year ending March 31, 2013.

Certain immaterial prior period amounts have been reclassified to conform to current year presentation in the Condensed Consolidated Statements of Cash Flows. The amounts reclassified were within operating activities and had no impact on total cash flows from operating activities.

2.              STOCK-BASED COMPENSATION

The Company has a stock option plan that provides for the granting of stock options, restricted stock and restricted stock units to directors, employees and consultants. The Company also has an employee stock purchase plan allowing employees to purchase the Company’s common stock at a discount.

Total stock-based compensation expense included in the unaudited condensed consolidated statements of operations for the three and six months ended September 30, 2012 and 2011, was as follows (in thousands):

	Three Months Ended September 30,		Six Months Ended September 30,
	2012	2011	2012	2011

Cost of revenue	$21	$39	$45	$76
Operating expense:
Selling and marketing	60	64	92	179
Research and development	61	105	114	201
General and administrative	134	88	249	173
Total stock-based compensation expense	276	296	500	629
Income tax benefit	—	—	—	—
Net stock-based compensation expense	$276	$296	$500	$629

As of September 30, 2012, there was approximately $1.5 million of total unrecognized compensation cost related to non-vested share-based compensation arrangements granted under the plans. That cost is expected to be recognized over a weighted-average period of 2.33 years.

In February 2012, the stockholders approved an amendment to the Company’s 2001 Employee Stock Purchase Plan (“2001 Plan”), which otherwise was scheduled to expire by its own terms. The main changes in the Company’s 2011 Amended and Restated Employee Stock Purchase Plan (“Stock Purchase Plan”) are: (i) to eliminate the ten-year term limit; (ii) to amend the definition of compensation used under the Stock Purchase Plan to include deferrals made under qualified transportation benefit programs; and (iii) to increase the hours per week that an otherwise eligible employee must work in order to be able to participate in the Stock Purchase Plan from more than ten (10) to more than twenty (20). In addition, the Stock Purchase Plan clarifies certain provisions of the 2001 Plan and amends various technical provisions in order to comply with applicable laws. The total number of shares of the Company’s common stock reserved for issuance and available for purchase under the Stock Purchase Plan was not increased from the 2001 Plan and remained at 1,000,000 (less shares already issued under the 2001 Plan).

3.              RECENTLY ADOPTED ACCOUNTING GUIDANCE

In September 2011, the Financial Accounting Standard Board (“FASB”) issued an update to existing guidance on testing goodwill for impairment. This update permits an entity to make a qualitative assessment of whether it is more likely than not that a reporting unit’s fair value is less than its carrying amount before applying the two-step goodwill impairment test. If an entity concludes it is not more likely than not that the fair value of a reporting unit is less than its carrying amount, it need not perform the two-step impairment test. This update is effective for our fiscal year beginning April 1, 2012. The Company does not expect this guidance to have a material impact on the consolidated financial statements.

In June 2011, the FASB issued an amendment to the existing guidance on the presentation of comprehensive income. This amendment eliminates the option to present components of other comprehensive income as part of the statement of changes in stockholders’ equity, and instead requires that all non-owner changes in stockholders’ equity be presented in either a single continuous statement of comprehensive income or in two separate but consecutive statements. The guidance is effective for our fiscal year beginning April 1, 2012. This guidance did not have a material impact on the consolidated financial statements.

4.              FAIR VALUE MEASUREMENT

The Company maintains all of its cash on deposit at financial institutions. As such, there were no cash equivalents on the Company’s balance sheets as of September 30, 2012 or March 31, 2012 and no other financial assets or liabilities requiring fair value measurement on a recurring basis. There were no nonfinancial assets or liabilities that required recognition or disclosure at fair value on a nonrecurring basis in the Company’s balance sheets as of September 30, 2012 or March 31, 2012.

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

Weighted outstanding options to purchase 3,227,796 shares and 3,250,295 shares of the Company’s common stock for the three and six month periods ended September 30, 2012, respectively; and 2,005,970 shares and 1,567,981 shares for the three and six month periods ended September 30, 2011, respectively, have been excluded from the computation of diluted net loss per share because the effect of their inclusion would have been anti-dilutive.

The change in accumulated other comprehensive loss during the six month periods ended September 30, 2012 and 2011 is the result of the effect of foreign exchange rate changes.

6.              BUSINESS SEGMENT

The Company operates in one reportable segment. International operations consist primarily of foreign sales offices selling software developed in the United States combined with local service revenue. The following table summarizes consolidated financial information of the Company’s operations by geographic location (in thousands):

	Three Months Ended September 30,		Six Months Ended September 30,
	2012	2011	2012	2011
Net revenue

North America	$2,366	$2,335	$4,631	$4,498
Europe/Africa	790	1,194	1,809	2,205
Total	$3,156	$3,529	$6,440	$6,703

	September 30,	March 31,
	2012	2012
Long-lived assets

North America	$26,638	$26,899
Europe/Africa	440	474
Total	$27,078	$27,373

The Company is engaged in the design, development, sale, and support of the following software product lines: 1) Multidimensional Database Management Systems (“MDMS”), 2) Rapid Application Development (“RAD”) software tools, 3) yolink, and 4) Postano. To date, revenue from our yolink and Postano product lines have been immaterial. The following table represents the Company’s net revenue by product line (in thousands):

	Three Months Ended September 30,		Six Months Ended September 30,
	2012	2011	2012	2011
Net revenue

Databases (MDMS)	$2,346	$2,376	$4,653	$4,643
RAD Software Tools	810	1,153	1,787	2,060
Total	$3,156	$3,529	$6,440	$6,703

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

8.              COMMITMENTS AND CONTINGENCIES

The Company is subject from time to time to litigation, claims and suits arising in the ordinary course of business. There were no ongoing material legal proceedings as of September 30, 2012.

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

We primarily sell our database and rapid application development software products through established distribution channels consisting of OEMs, system integrators, specialized vertical application software developers and consulting organizations. Our Internet search enhancement tools and social media content aggregation platform are generally sold through our web sites, as well as through co-marketing arrangements with third parties. We also sell all of our products directly through our sales personnel to end user organizations. Outside the United States, we maintain direct sales offices in the United Kingdom, France and Germany. We generally license our database and rapid application development software on a per-CPU, per-server, per-port or per-user basis. We license our yolink and Postano product lines at prices based on usage measured in a variety of ways. We may make both our yolink and Postano products available to users for free under certain circumstances. We also provide continuing software maintenance and support, and other professional services relating to our products, including consulting and training services. The majority of our revenue to date has been principally derived from MDMS and RAD software products. For the three and six months ended September 30, 2012, approximately 25% and 28%, respectively, of our revenue came from sales through our offices located outside the United States, and no single customer accounted for more than 10% of our revenue.

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

TigerLogic Postano

Postano is a real-time social media content aggregation platform, integrated with our yolink search technology that allows companies and individuals to collect content from various social media sources, and to display that content either within existing web pages hosted by us, or within existing web pages hosted by others, or in interactive tabs on Facebook. Postano is designed for both personal and commercial use. Postano pricing is based on features and support levels desired. Through September 30, 2012, revenue recognized from Postano product has been immaterial.

TigerLogic Yolink

Yolink is a next-generation search enhancement technology that increases the effectiveness of search functionality across web sites and services. Yolink can search both structured markup, such as HTML, and binary code documents as well as unstructured, raw text documents by layering a common semantic model across them, and using this to organize and effect full-text searches across documents. Yolink searches behind links and through web sites to retrieve content based on keyword search terms. To facilitate the user’s review of search results, each keyword is highlighted with a unique color. This capability is especially useful for reviewing and searching through the many web pages that contain hundreds, if not thousands, of embedded hyperlinks. Yolink technology can be applied to many platforms and Internet delivery methodologies. Yolink application programming interfaces (known as APIs) allow developers to integrate yolink search technologies with their web sites, services or applications. Yolink is available for download at www.yolink.com. Through September 30, 2012, revenue recognized from the yolink search technology has been immaterial.

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

Rapid Application Development (RAD) Software Tools

Our RAD products support the full life cycle of software application development and are designed for rapid prototyping, development and deployment of graphical user interface (“GUI”) client/server and web applications. The RAD products - Omnis Studio and Omnis Classic - are object-oriented and component-based, providing the ability to deploy cross-platform applications on operating system platforms and database environments.

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

Research and Development

We have devoted significant resources to the research and development of our products and technology. We believe that our future success will depend largely on strong development efforts with respect to both our existing and new products. These development efforts have resulted in updates and upgrades to existing MDMS and RAD products and the launch of new products including the yolink search technology and Postano social media product lines. We expect to continue our research and development efforts in all product lines for the foreseeable future. We intend for these efforts to improve our future operating results and increase cash flow. However, such efforts may not result in additional new products or revenue, and we can make no assurances that the recently announced products or future products will be successful. We spent approximately $1.3 million and $2.5 million on research and development during the three and six months ended September 30, 2012, respectively.

Competition

The application development tools software market is rapidly changing and intensely competitive. Our MDMS products compete with products developed by companies such as Oracle, Microsoft, and Rocket Software. Our RAD products currently encounter competition from several direct competitors, including Microsoft, and competing development environments, including JAVA. Direct competitors of our yolink search technology include Google, Yahoo, Microsoft, AOL, and Ask, as well as a number of smaller companies with products that directly and indirectly compete with our yolink search technology. Our Postano social media product competes with products developed by companies such as Facebook and Twitter, as well as a number of smaller companies in the emerging social media marketplace. Most of our competitors have significantly more financial, technical, marketing, and other resources than we do. As a result, these competitors may be able to respond more quickly to new or emerging technologies, evolving markets and changes in customer requirements, and may devote greater resources to the development, promotion, and sale of their products. We believe that our ability to compete in the various product markets depends on factors both within and outside our control, including the timing of release, performance and price of new products developed by both us and our competitors. Although we believe that we currently compete favorably with respect to most of these factors, we may not be able to maintain our competitive position against current and potential competitors, especially those with greater resources.

We continue to focus on growth in new market opportunities, such as the yolink and Postano product lines, while also continuing to meet the needs of our loyal customer base by investing in the development of new upgrades and updates for our existing MDMS and RAD product lines. While we have experienced lower license revenue for our MDMS and RAD product lines, we believe that our relatively stable services revenue and prudent management of expenditures will continue to provide sufficient working capital balances to fund new product initiatives aimed at increasing stockholder value.

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

We have identified the accounting policies below as the policies critical to our business operations and the understanding of our results of operations and how the related judgments and estimates affect the preparation of our consolidated financial statements:

•                  Revenue Recognition

•                  Goodwill

•                  Employee Stock-Based Compensation

•                  Income Taxes

These critical accounting policies are described in our Form 10-K for the fiscal year ended March 31, 2012 and there have been no changes in our application of these policies during the six months ended September 30, 2012.

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

	Three Months Ended			Three Months Ended		Six Months Ended			Six Months Ended
	September 30, 2012			September 30, 2011		September 30, 2012			September 30, 2011
	Results	% of Net Revenues	Percent Change	Results	% of Net Revenues	Results	% of Net Revenues	Percent Change	Results	% of Net Revenues
	(In thousands)			(In thousands)		(In thousands)			(In thousands)
Net revenues
Licenses	$910	29%	-20%	$1,137	32%	$1,905	30%	-4%	$1,976	29%
Services	2,246	71%	-6%	2,392	68%	4,535	70%	-4%	4,727	71%
Total net revenues	3,156	100%	-11%	3,529	100%	6,440	100%	-4%	6,703	100%
Operating expenses
Cost of revenues:
Cost of license revenues (as a % of license revenues)	2	0%	-50%	4	0%	4	0%	-33%	6	0%
Cost of service revenues (as a % of service revenues)	400	18%	-17%	482	20%	824	18%	-14%	959	20%
Selling and marketing	1,056	33%	-12%	1,201	34%	2,113	33%	-17%	2,560	38%
Research and development	1,264	40%	-9%	1,384	39%	2,499	39%	-13%	2,868	43%
General and administrative	915	29%	4%	880	25%	1,952	30%	-1%	1,973	29%
Total operating expenses	3,637	115%	-8%	3,951	112%	7,392	115%	-12%	8,366	125%
Operating loss	(481)	-15%	14%	(422)	-12%	(952)	-15%	-43%	(1,663)	-25%
Other expense-net	(12)	0%	68%	(38)	-1%	(31)	0%	15%	(27)	0%
Loss before income taxes	(493)	-16%	7%	(460)	-13%	(983)	-15%	-42%	(1,690)	-25%
Income tax provision	19	1%	-72%	68	2%	22	0%	-88%	177	3%
Net loss	$(512)	-16%	-3%	$(528)	-15%	$(1,005)	-16%	-46%	$(1,867)	-28%

Revenue

NET REVENUE. Our revenue is derived principally from two sources: fees from software licensing and fees for post contract technical support. We generally license our database and rapid application development software primarily on a per-CPU, per-server, per-port or per-user basis. Therefore, the addition of CPUs, servers, ports or users to existing systems increases our revenue from our installed base of licenses. Similarly, the reduction of CPUs, servers, ports or users from existing systems decreases our revenue from our installed base of customers. The timing of orders and customer ordering patterns has resulted in fluctuations in license revenue between quarters and year-to-year. Total revenue decreased by $0.4 million or 11%, and $0.3 million or 4% for the three and six month periods ended September 30, 2012, respectively, when compared to the same periods in the prior year. License revenue for the three and six month periods ended September 30, 2012 decreased $0.2 million or 20% and $0.1 million or 4%, respectively, when compared to the same periods in the prior year due to lower sales of Omnis licenses in the current year in our European market. Service revenue for the three and six month periods ended September 30, 2012 decreased $0.1 million or 6% and $0.2 million or 4%, respectively, when compared to the same periods in the prior year mainly due to lower professional service revenue and slightly lower support revenue as some of  our customers reduced users in the current year.

We have been actively developing and marketing our newer product lines, including yolink and Postano. Revenue from these new products has been immaterial for the three and six months ended September 30, 2012 and 2011. While we are committed to research and development efforts that are intended to allow us to penetrate new markets and generate new sources of revenue, such efforts may not result in additional products, services or revenue. We can give no assurances as to customer acceptance of any new products or services, or the ability of the current or any new products and services to generate revenue.

Operating Expenses

COST OF LICENSE REVENUE. Cost of license revenue is comprised of direct costs associated with software license sales including software packaging, documentation, physical media costs and royalties. The slight change in cost of license revenue for  three and six months ended September 30, 2012 when compared to the same periods in the prior year was due to lower physical media packaging cost as most of our customers now receive new licenses via electronic downloads.

COST OF SERVICE REVENUE. Cost of service revenue includes primarily personnel costs relating to consulting, technical support and training services. Cost of service revenue for the three and six month periods ended September 30, 2012 decreased $0.1 million or 17% and $0.1 million or 14%, respectively, when compared to the same periods in the prior year mainly due to lower personnel cost as a result of consolidating our offices in the United Kingdom in the prior year, and lower stock compensation expense due to certain options being fully amortized.

SELLING AND MARKETING. Selling and marketing expense consists primarily of salaries, benefits, advertising, tradeshows, travel and overhead costs for our sales and marketing personnel. Selling and marketing expense for the three and six month periods ended September 30, 2012 decreased $0.1 million or 12% and $0.4 million or 17%, respectively, when compared to the same periods in the prior year mainly due to lower consulting and product marketing expenses, and lower personnel and stock compensation expenses. In the prior year, we incurred higher consulting and marketing expenses due to the launch of our Postano product. The full amortization of certain stock options and the consolidation of our offices in the United Kingdom also helped to reduce the selling and marketing expense this year. We anticipate that selling and marketing costs related to the yolink and Postano product lines may increase as we further develop the sales channels for these products and if customer acceptance of these products increases. In addition, if our continued research and development efforts are successful, including with respect to our yolink and Postano product lines, and as new products or services are created, we may incur increased sales and marketing expense to promote those new products in future periods.

RESEARCH AND DEVELOPMENT. Research and development expense consists primarily of salaries and other personnel-related expenses and overhead costs for engineering personnel including employees in the United States and the United Kingdom and contractors in the United States. Research and development expense for the three and six month periods ended September 30, 2012 decreased $0.1 million or 9%  and $0.4 million or 13%, respectively, when compared to the same periods in the prior year mainly related to lower personnel and consulting expenses, and lower stock compensation expense as certain options were fully amortized. We remain committed to our research and development efforts. As we investigate further applications and delivery options for the yolink technology and Postano social media products, and as we build new technology platforms for our RAD product line and continue enhancing our MDMS product line, our research and development expense may increase in the future. Such efforts may not result in additional new products, and new products may not generate sufficient revenue, if any, to offset the research and development expense.

GENERAL AND ADMINISTRATIVE. General and administrative expense consists primarily of costs associated with our finance, human resources, legal and other administrative functions. These costs consist principally of salaries and other personnel-related expenses, professional fees, depreciation and overhead costs. General and administrative expense for the three and six month periods ended September 30, 2012 was generally consistent on a dollar amount basis with the same periods in the prior year.

OTHER INCOME (EXPENSE). Other income (expense) consists primarily of gains and losses on foreign currency transactions. Other expense-net decreased by $26,000 for the three months ended September 30, 2012 and slightly increased by $4,000 for the six months ended September 30, 2012 mainly due to fluctuation in the Euro exchange rate relating to intercompany balances. Due to the uncertainty in exchange rates, we may experience transaction gains or losses in future periods, the effect of which cannot be predicted at this time.

PROVISION FOR INCOME TAXES. Our effective tax rate was (3.9)% and (2.2)% for the three and six month periods ended September 30, 2012, respectively, and (14.8)% and (10.5)% for the three and six month periods ended September 30, 2011, respectively. The provision for income taxes for the three and six month periods ended September 30, 2012 reflected the income tax on net earnings from foreign subsidiaries. The provision for income taxes for the three and six month periods ended September 30, 2011 reflected income tax on net earnings from foreign subsidiaries, and the true up of tax expense of our German subsidiary’s deferred tax assets, net of the deferred tax benefits. Due to uncertainties surrounding the timing of realizing the benefits of the net operating loss carryforwards in the future, we continue to carry a full valuation allowance against net deferred tax assets for our subsidiaries in the United States and United Kingdom.

Liquidity and Capital Resources

As of September 30, 2012, we had $7.6 million in cash, of which approximately $0.5 million was held by our foreign subsidiaries and, if repatriated, would not be subject to material tax consequences. We believe that our existing cash balances will be sufficient to meet our operating and capital expenditure requirements for the remainder of the fiscal year ending March 31, 2013 and through the foreseeable future. We are committed to research and development and marketing efforts that are intended to allow us to penetrate new markets and generate new sources of revenue and improve operating results. However, our research and development and marketing efforts have required, and will continue to require, cash outlays without the immediate or short-term receipt of related revenue. Our ability to meet our expenditure requirements is dependent upon our future financial performance, and this will be affected by, among other things, prevailing economic conditions, our ability to penetrate new markets and attract new customers, market acceptance of our new and existing products and services, the success of research and development efforts and other factors beyond our control.

We had no material commitments for capital expenditures as of September 30, 2012.

Net cash used in operating activities was $1.3 million and $2.4 million for the six month periods ended September 30, 2012 and 2011, respectively. The decrease in net cash used in operating activities for the six month period ended September 30, 2012 as compared to the same period in the prior year was primarily due to lower selling and marketing expense and research and development expense. Net cash used in investing activities was $27,000 and $44,000 for the six month periods ended September 30, 2012 and 2011, respectively, for expenditures related to furniture and equipment purchased. Net cash provided by financing activities was $47,000 and $110,000 for the six month periods ended September 30, 2012 and 2011, respectively. Net cash provided by financing activities was due to proceeds derived from the exercise of stock options and related issuance of common stock.

There was no outstanding line of credit during the three and six months ended September 30, 2012 or 2011.

Off-Balance Sheet Arrangements

We did not have any off-balance sheet liabilities or transactions as of September 30, 2012.

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

Our Adjusted EBITDA was negative $0.2 million or negative 6% of total net revenue for the three month period ended September 30, 2012, as compared to negative $0.1 million or negative 2% of total net revenue for same period in the prior year mainly due to lower revenue. Our Adjusted EBITDA was negative $0.4 million or negative 6% of total net revenue for the six month period ended September 30, 2012, as compared to negative $1.0 million or negative 14% of total net revenue for the same period in the prior year mainly due to lower sales and marketing expense and research and development expense in the current period. The following table reconciles Adjusted EBITDA to the GAAP reported net loss:

RECONCILIATION OF ADJUSTED EBITDA TO NET LOSS

(In thousands)

	For the Three Months Ended September 30,		For the Six Months Ended September 30,
	2012	2011	2012	2011

Reported net loss	$(512)	$(528)	$(1,005)	$(1,867)
Depreciation and amortization	31	38	66	82
Stock-based compensation	276	296	500	629
Interest (income) expense-net	1	—	4	(2)
Other expense-net	11	38	27	29
Income tax provision	19	68	22	177
Adjusted EBITDA	$(174)	$(88)	$(386)	$(952)

Our Adjusted EBITDA financial information can also be reconciled to net cash used in operating activities as follows:

RECONCILIATION OF ADJUSTED EBITDA TO NET CASH USED IN OPERATING ACTIVITIES

(In thousands)

	For the Six Months Ended September 30,
	2012	2011

Net cash used in operating activities	$(1,321)	$(2,449)
Interest expense (income)-net	4	(2)
Other expense-net	27	29
Income tax provision	22	177
Change in trade accounts receivable	98	498
Change in other current and non-current assets	15	652
Change in accounts payable	62	(31)
Change in accrued liabilities	314	1
Change in deferred revenue	419	207
Foreign currency exchange loss	(33)	(30)
Provision for bad debt	7	(4)
Adjusted EBITDA	$(386)	$(952)

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

PART II. OTHER INFORMATION

ITEM 1A.               RISK FACTORS

We operate in a rapidly changing environment that involves numerous risks and uncertainties. A description of the risks and uncertainties associated with our business is set forth below. You should carefully consider such risks and uncertainties, together with the other information contained in this Quarterly Report on Form 10-Q for the fiscal quarter ended September 30, 2012 and in our other public filings, including our Annual Report on Form 10-K for the fiscal year ended March 31, 2012. If any of such risks and uncertainties actually occurs, our business, financial condition or operating results could differ materially from the plans, projections and other forward-looking statements included in the section titled “Management’s Discussion and Analysis of Financial Condition and Results of Operations” and elsewhere in this report and in our other public filings. In addition, if any of the following risks and uncertainties, or if any other risks and uncertainties, actually occurs, our business, financial condition or operating results could be harmed substantially, potentially causing the market price of our stock to decline, perhaps significantly. The following section lists some, but not all, of these risks and uncertainties that may have a material adverse effect on our business, financial condition or results of operation.

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

OUR FAILURE TO COMPETE EFFECTIVELY MAY HAVE AN ADVERSE IMPACT ON OUR OPERATING RESULTS.

The market for our products is highly competitive, diverse and subject to rapid change. Our products and services compete on the basis of the following key characteristics: performance; inter-operability; scalability; functionality; reliability; pricing; post sale customer support; quality; compliance with industry standards; and overall total cost of ownership. The application development tools software market is rapidly changing and intensely competitive. Our MDMS products compete with products developed by companies such as Oracle, Microsoft and Rocket Software. Our RAD products currently encounter competition from several direct competitors, including Microsoft, and competing development environments, including JAVA. Direct competitors of our yolink search technology include Google, Yahoo, Microsoft, AOL and Ask, as well as a number of smaller companies with products that directly and indirectly compete with our yolink search technology. Direct competitors of our Postano social media product include Facebook and Twitter, as well as numerous smaller companies in the emerging social media marketplace. Additionally, as we expand our business, we expect to compete with a different group of companies, including smaller, highly focused companies offering single products.

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

WE HAVE A HISTORY OF LOSSES AND MAY CONTINUE TO INCUR SIGNIFICANT LOSSES IN THE FUTURE.

We incurred net losses of approximately $0.5 million and $1.0 million for the three and six months ended September 30, 2012, respectively. We had an accumulated deficit of approximately $109.8 million as of September 30, 2012. We may continue to incur significant losses in the future for a number of reasons, including uncertainty as to the level of our future revenues and our efforts to monetize newer technologies we have developed, including yolink and Postano. We plan to continue to pursue strategic opportunities and invest in new product development. Forecasting our revenues and profitability for these new business models is inherently uncertain and volatile. We will need to generate significant increases in our revenues to achieve and maintain profitability, particularly given the current small size of our business relative to the costs associated with being a public reporting company. If our revenue fails to grow or grows more slowly than we currently anticipate or our operating expenses exceed our expectations, our losses would significantly increase which could harm our business and operating results.

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

THE CONCENTRATION OF OUR STOCK OWNERSHIP GIVES CERTAIN STOCKHOLDERS SIGNIFICANT CONTROL OVER OUR BUSINESS.

As of September 30, 2012, Astoria beneficially owned approximately 53% of our outstanding common stock. Richard W. Koe, Chairman of the Board of Directors and our Interim President and Chief Executive Officer, serves as the Managing General Partner for Astoria Capital Management, Inc., a general partner of Astoria. This concentration of stock ownership allows Astoria, acting alone, to block any actions that require approval of our stockholders, including the election of members to our Board of Directors and the approval of significant corporate transactions. Moreover, this concentration of ownership may delay or prevent a change in control.

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

THE INABILITY TO PROTECT OUR INTELLECTUAL PROPERTY COULD HARM OUR ABILITY TO COMPETE.

Our ability to compete successfully will depend, in part, on our ability to protect our proprietary technology and operations without infringing upon the rights of others. We may fail to do so. We rely primarily on a combination of patent, trade secret, copyright and trademark laws and contractual provisions to protect our intellectual property and proprietary rights. Our trademarks include TigerLogic, yolink, Pick, D3, Omnis, Omnis Studio, mvEnterprise, mvBase, and mvDesigner, among others. We have nine issued U.S. patents and six pending U.S. patent applications as of September 30, 2012.  Although we have been issued numerous patents and other patent applications are currently pending, there can be no assurance that any of these patents or other proprietary rights will not be challenged, invalidated, or circumvented or that our rights will, in fact, provide competitive advantages to us. In addition, there can be no assurance that patents will be issued from pending applications or that claims allowed on any patents will be sufficiently broad to protect our technology. In addition, the laws of some foreign countries may not protect our proprietary rights to the same extent as do the laws of the United States. The outcome of any actions taken in these foreign countries may be different than if such actions were determined under the laws of the United States. Although we are not dependent on any individual patents or group of patents for particular segments of the business for which we compete, if we are unable to protect our proprietary rights to the totality of the features (including aspects of products protected other than by patent rights) in a market, we may find ourselves at a competitive disadvantage to others who need not incur the substantial expense, time, and effort required to create innovative products. In addition to trademark and copyright protections, we generally license our products to end users on a “right to use” basis pursuant to license agreements that restrict use of products to a specified number of users or a specified usage.

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

As of September 30, 2012, we had 28,217,980 outstanding shares of common stock, of which approximately 15 million shares were restricted securities held by Astoria and other holders. Restricted securities may be sold in the public market only if they are registered or if they qualify for an exemption from registration promulgated under the Securities Act. At present, all of our outstanding restricted securities may be registered or are eligible for public sale under Rule 144, subject to volume limitations and other requirements of Rule 144.

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

OUR GLOBAL OPERATIONS EXPOSE US TO ADDITIONAL RISKS AND CHALLENGES ASSOCIATED WITH CONDUCTING BUSINESS INTERNATIONALLY.

We operate on a global basis with offices or distributors in Europe, Africa, Asia, Latin America, South America, Australia and North America and development efforts in North America and Europe. Approximately 25% and 28% of our revenue for the three and six months ended September 30, 2012, respectively, was generated from our international offices. We face several risks inherent in conducting business internationally, including but not limited to the following:

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

Date: November 9, 2012	TIGERLOGIC CORPORATION

/S/ THOMAS LIM
Thomas Lim Chief Financial Officer and Duly Authorized Officer

EXHIBIT INDEX

Exhibit:	Description

31.1	Certification of Chief Executive Officer.

31.2	Certification of Chief Financial Officer.

32.1	Certification of Chief Executive Officer and Chief Financial Officer Pursuant to 18 U.S.C. 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

101.INS†	XBRL Instance Document

101.SCH†	XBRL Taxonomy Extension Schema Document

101.CAL†	XBRL Taxonomy Extension Calculation Linkbase Document

101.DEF†	XBRL Taxonomy Extension Definition Linkbase Document

101.LAB†	XBRL Taxonomy Extension Label Linkbase Document

101.PRE†	XBRL Taxonomy Extension Presentation Linkbase Document

†XBRL information is furnished and not filed for purposes of Section 11 and 12 of the Securities Act and Section 18 of the Exchange Act, and is not subject to liability under these sections, is not part of any registration statement or prospectus to which it relates and is not incorporated or deemed to be incorporated by reference into any registration statement, prospectus or other document.