Form 10-Q
period 2012-12-31
TigerLogic CORP
filed 2013-02-12
CIK 820738

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark one)

☒      QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended December 31, 2012

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

As of January 31, 2013, the Registrant had 29,914,309 shares of its common stock outstanding.

TIGERLOGIC CORPORATION

PART I. FINANCIAL INFORMATION

ITEM 1.                                                FINANCIAL STATEMENTS

TIGERLOGIC CORPORATION AND SUBSIDIARIES

UNAUDITED CONDENSED CONSOLIDATED BALANCE SHEETS

(In thousands)

	December 31, 2012	March 31, 2012

ASSETS

Current assets
Cash	$7,927	$8,918
Trade accounts receivable, less allowance for doubtful accounts of $11 and $19, respectively.	890	891
Other current assets	747	632
Total current assets	9,564	10,441

Property, furniture and equipment-net	556	615
Goodwill	26,388	26,388
Deferred tax assets	257	257
Other assets	112	113
Total assets	$36,877	$37,814

LIABILITIES AND STOCKHOLDERS’ EQUITY

Current liabilities
Accounts payable	$322	$272
Accrued liabilities	1,566	1,467
Deferred revenue	4,103	4,311
Total current liabilities	5,991	6,050

Commitments and contingencies

Stockholders’ equity

Preferred stock	—	—
Common stock	2,822	2,818
Additional paid-in-capital	136,226	135,438
Accumulated other comprehensive income	2,321	2,304
Accumulated deficit	(110,483)	(108,796)
Total stockholders’ equity	30,886	31,764

Total liabilities and stockholders’ equity	$36,877	$37,814

See accompanying notes to the unaudited condensed consolidated financial statements.

TIGERLOGIC CORPORATION AND SUBSIDIARIES

UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE LOSS

(In thousands except per share data)

	Three Months Ended December 31,		Nine Months Ended December 31,
	2012	2011	2012	2011

Net revenues
Licenses	$962	$1,027	$2,867	$3,003
Services	2,246	2,331	6,781	7,058
Total net revenues	3,208	3,358	9,648	10,061
Operating expenses
Cost of license revenues	2	3	6	9
Cost of service revenues	405	435	1,229	1,394
Selling and marketing	1,062	1,290	3,175	3,850
Research and development	1,284	1,485	3,783	4,353
General and administrative	1,130	890	3,082	2,863
Total operating expenses	3,883	4,103	11,275	12,469
Operating loss	(675)	(745)	(1,627)	(2,408)
Other income (expense)
Interest expense-net	(1)	(2)	(5)	—
Other income (expense)-net	19	(40)	(8)	(69)
Total other income (expense)	18	(42)	(13)	(69)
Loss before income taxes	(657)	(787)	(1,640)	(2,477)
Income tax provision (benefit)	25	(33)	47	144
Net loss	$(682)	$(754)	$(1,687)	$(2,621)

Basic and diluted net loss per share	$(0.02)	$(0.03)	$(0.06)	$(0.09)

Shares used in computing basic and diluted net loss per share	28,218	28,163	28,206	28,138

Other comprehensive loss:
Net loss	$(682)	$(754)	$(1,687)	$(2,621)
Foreign currency translation adjustments	(10)	(12)	17	(35)
Total comprehensive loss	$(692)	$(766)	$(1,670)	$(2,656)

See accompanying notes to the unaudited condensed consolidated financial statements.

TIGERLOGIC CORPORATION AND SUBSIDIARIES

UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(In thousands)

	Nine Months Ended December 31,
	2012	2011
	(In thousands)

Cash flows from operating activities:
Net loss	$(1,687)	$(2,621)
Adjustments to reconcile net loss to net cash used in operating activites:
Depreciation and amortization of long-lived assets	97	119
Provision for (recovery from) bad debt	(7)	4
Stock-based compensation expense	744	990
Change in deferred tax assets	—
Foreign currency exchange loss	13	75
Change in assets and liabilities:
Trade accounts receivable	10	(333)
Other current and non-current assets	(17)	(330)
Accounts payable	53	—
Accrued liabilities	103	(99)
Deferred revenue	(203)	(122)
Net cash used in operating activities	(894)	(2,317)

Cash flows from investing activities:
Acquisition bridge loan	(100)	—
Purchases of property, plant and equipment	(34)	(61)
Net cash used for investing activities	(134)	(61)

Cash flows from financing activities:
Proceeds from exercise of stock options	24	87
Proceeds from issuance of common stock	23	48
Net cash provided by financing activities	47	135

Effect of exchange rate changes on cash	(10)	(117)

Net decrease in cash	(991)	(2,360)
Cash at beginning of period	8,918	11,354
Cash at end of period	$7,927	$8,994

See accompanying notes to the unaudited condensed consolidated financial statements.

TIGERLOGIC CORPORATION AND SUBSIDIARIES

NOTES TO THE UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

December 31, 2012

1.              INTERIM FINANCIAL STATEMENTS

The unaudited interim condensed consolidated financial information furnished herein reflects all adjustments, consisting only of normal recurring items, which in the opinion of management are necessary to fairly state TigerLogic Corporation and its subsidiaries’ (collectively, the “Company” or “we,” “us” or “our”) financial position, results of operations and cash flows for the dates and periods presented and to make such information not misleading. Certain information and footnote disclosures normally included in annual financial statements prepared in accordance with accounting principles generally accepted in the United States of America have been omitted pursuant to rules and regulations of the Securities and Exchange Commission (“SEC”); nevertheless, management of the Company believes that the disclosures herein are adequate to make the information presented not misleading. These condensed consolidated financial statements should be read in conjunction with the Company’s audited financial statements for the year ended March 31, 2012, contained in the Company’s Annual Report on Form 10-K filed with the SEC on June 26, 2012. The results of operations for the three and nine months ended December 31, 2012, are not necessarily indicative of results to be expected for any other interim period or the fiscal year ending March 31, 2013.

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

Total stock-based compensation expense included in the unaudited condensed consolidated statements of operations for the three and nine months ended December 31, 2012 and 2011, was as follows (in thousands):

	Three Months Ended December 31,		Nine Months Ended December 31,
	2012	2011	2012	2011

Cost of revenue	$21	$38	$66	$114
Operating expense:
Selling and marketing	34	112	127	290
Research and development	66	101	180	303
General and administrative	123	110	371	283
Total stock-based compensation expense	244	361	744	990
Income tax benefit	—	—	—	—
Net stock-based compensation expense	$244	$361	$744	$990

As of December 31, 2012, there was approximately $1.2 million of total unrecognized compensation cost related to non-vested share-based compensation arrangements granted under the plans. That cost is expected to be recognized over a weighted-average period of 2.2 years.

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

4.              FAIR VALUE MEASUREMENT

The Company maintains all of its cash on deposit at financial institutions. As such, there were no cash equivalents on the Company’s balance sheets as of December 31, 2012 or March 31, 2012 and no other financial assets or liabilities requiring fair value measurement on a recurring basis. There were no nonfinancial assets or liabilities that required recognition or disclosure at fair value on a nonrecurring basis in the Company’s balance sheets as of December 31, 2012 or March 31, 2012.

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

Weighted outstanding options to purchase 3,085,513 shares and 3,195,716 shares of the Company’s common stock for the three and nine month periods ended December 31, 2012, respectively; and 3,211,414 shares and 2,995,149 shares for the three and nine month periods ended December 31, 2011, respectively, have been excluded from the computation of diluted net loss per share because the effect of their inclusion would have been anti-dilutive.

The change in accumulated other comprehensive loss during the nine month periods ended December 31, 2012 and 2011 is the result of the effect of foreign exchange rate changes.

6.              BUSINESS SEGMENT

The Company operates in one reportable segment. International operations consist primarily of foreign sales offices selling software developed in the United States combined with local service revenue. The following table summarizes consolidated financial information of the Company’s operations by geographic location (in thousands):

	Three Months Ended December 31,		Nine Months Ended December 31,
Net revenue	2012	2011	2012	2011

North America	$2,252	$2,363	$6,883	$6,861
Europe/Africa	956	995	2,765	3,200
Total	$3,208	$3,358	$9,648	$10,061

	December 31,	March 31,
Long-lived assets	2012	2012

North America	$26,620	$26,658
Europe/Africa	436	458
Total	$27,056	$27,116

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

	Three Months Ended December 31,		Nine Months Ended December 31,
Net revenue	2012	2011	2012	2011

Databases (MDMS)	$2,167	$2,496	$6,997	$7,140
RAD Software Tools	1,041	862	2,651	2,921
Total	$3,208	$3,358	$9,648	$10,061

7.              RELATED PARTY TRANSACTIONS

The Company entered into an expense reimbursement agreement with Astoria Capital Partners, L.P. (“Astoria”), its largest stockholder, in connection with Richard Koe’s appointment as Interim President and Chief Executive Officer, pursuant to which the Company agreed to reimburse Astoria for a portion of overhead costs and expenses related to the use by Mr. Koe of Astoria’s premises and office equipment while performing his employment duties for the Company. The agreement terminates 90 days after Mr. Koe is either no longer employed by the Company or is no longer performing services for the Company from Astoria’s premises. Mr. Koe also serves as President of Astoria. From the start of the agreement on April 1, 2009 through June 30, 2011, the Company reimbursed Astoria approximately $7,100 per month. Effective April 1, 2011, the Company entered into a new office lease in Portland, Oregon, and as a result, the expense reimbursement agreement with Astoria terminated on June 30, 2011 when the Company moved into its new Portland office. In connection with the acquisition of Storycode in January 2013, Mr. Koe’s title was modified to eliminate the “interim” references, and he continues to serve as our President and Chief Executive Officer.

8.              COMMITMENTS AND CONTINGENCIES

The Company is subject from time to time to litigation, claims and suits arising in the ordinary course of business. There were no ongoing material legal proceedings as of December 31, 2012.

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

9.              SUBSEQUENT EVENT

On January 17, 2013, the Company completed its acquisition of Storycode, Inc, a privately held mobile app publishing company. Pursuant to the terms of the Agreement and Plan of Merger dated December 27, 2012, as amended (the “Merger Agreement”), Storycode became a wholly-owned subsidiary of the Company. In accordance with the Merger Agreement, the Company issued an aggregate of 1,696,329 shares of its common stock with a fair value of approximately $3.9 million and may issue an additional 444,468 shares with a fair value as of the acquisition closing date of approximately $1.0 million, subject to an 18-month holdback pursuant to the Merger Agreement, which holdback share number may be adjusted from time to time. The Company also substituted 822,320 options to purchase its common stock for options to purchase Storycode’s common stock. In addition, the Company made cash payments aggregating approximately $0.5 million, of which $100,000 was paid to Storycode during the quarter ended December 31, 2012 in the form of a bridge loan and applied to the purchase price at closing. The Company is currently in the process of determining the amount that will be recorded as purchase consideration and the allocation of the total purchase consideration to the tangible and intangible net assets acquired.

ITEM 2.                                                MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The section entitled “Management’s Discussion and Analysis” set forth below contains forward-looking statements within the meaning of Section 27A of the Securities Act of 1933, as amended (the “Securities Act”), and Section 21E of the Securities Exchange Act of 1934, as amended (the “Exchange Act”). These statements may generally be identified by the use of such words as “expect,” “anticipate,” “believe,” “intend,” “plan,” “will,” or “shall,” or the negative of those terms. We have based these forward-looking statements on our current expectations and projections about future events. Forward-looking statements involve certain risks and uncertainties and actual results may differ materially from those discussed in any such statement. Factors that could cause actual results to differ materially from such forward-looking statements include the risks described under the heading “Risk Factors” in Item 1A of this Form 10-Q and elsewhere in this Form 10-Q. The forward-looking statements contained in this Form 10-Q include, but are not limited to statements about the following: (1) our future success, (2) our ability to integrate acquired products and technologies and realize the anticipated synergies from the acquired businesses (3) our research and development efforts, (4) our future operating results and cash flow, (5) our ability to compete, (6) the markets in which we operate, (7) our revenue, (8) cost of license revenue and cost of service revenue, (9) our selling and marketing costs, (10) our general and administrative expenses (11) our research and development expenses, (12) the effect of critical accounting policies,(13) the possibility that we may seek to take advantage of opportunities in the equity and capital markets, (14) our belief that our existing cash balances will be sufficient to meet our operating and capital expenditure requirements through the foreseeable future, (15) our focus on the continued development and enhancement of new product lines, including search technology and social media products, and identification of new and emerging technology areas and discussions with channel partners for the sale and distribution of new product lines, (16) the effect of recent changes in tax laws on our financial statements, and (17) the possibility that we may seek to take advantage of strategic acquisition opportunities. All forward-looking statements in this document are made as of the date hereof, based on information available to us as of the date hereof, and we assume no obligation to update any forward-looking statement.

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

On January 17, 2013, we completed our acquisition of Storycode, Inc, a privately held mobile app publishing company. Pursuant to the terms of the Agreement and Plan of Merger dated December 27, 2012, as amended (the “Merger Agreement”), Storycode became a wholly-owned subsidiary. In accordance with the Merger Agreement, we issued an aggregate of 1,696,329 shares of our common stock with a fair value of approximately $3.9 million and may issue an additional 444,468 shares with a fair value as of the acquisition closing date of approximately $1.0 million, subject to an 18-month holdback pursuant to the Merger Agreement, which holdback share number may be adjusted from time to time. We also substituted 822,320 options to purchase our common stock for options to purchase Storycode’s common stock. In addition, we made cash payments aggregating approximately $0.5 million, of which $100,000 was paid to Storycode during the quarter ended December 31, 2012 in the form of a bridge loan and applied to the purchase price at closing. We are currently in the process of determining the amount that will be recorded as purchase consideration and the allocation of the total purchase consideration to the tangible and intangible net assets acquired. We intend to integrate Storycode’s technology into our Postano social media visualization platform to create, what we believe, will be a new kind of social platform with unique mobile distribution capabilities. This new platform will be designed to allow brands to use original and fan-generated content to develop engaging experiences across the worldwide web, live events, and mobile environment. In addition to the complimentary technology, the Storycode team brings to us additional expertise in the areas of user experience, data visualization,and creative services.

Products

Our principal business consists of 1) the design, development, sale, and support of software infrastructure; 2) Internet search enhancement tools; and 3) a social media visualization platform. Our products allow customers to create and enhance flexible software applications for their own needs. Our database and rapid application development software may be categorized into the following product lines: Multidimensional Database Management Systems (“MDMS”) and Rapid Application Development (“RAD”) software tools. Many of our database software products are based on the proprietary Pick Universal Data Model (“Pick UDM”) and are capable of handling data from many sources. Our Internet search enhancement tools include the yolink browser plug-in, yolink API for web sites, and yolink search plug-in for WordPress sites. Our Postano product is a real-time social media visualization platform. We intend to integrate Storycode’s mobile app technology into the Postano social media visualization platform to create a new kind of interactive social platform for brands to easily and quickly create immersive mobile applications.

We primarily sell our database and rapid application development software products through established distribution channels consisting of OEMs, system integrators, specialized vertical application software developers and consulting organizations. Our Internet search enhancement tools and social media visualization platform are generally sold through our web sites, as well as through co-marketing arrangements with third parties. We also sell all of our products directly through our sales personnel to end user organizations. Outside the United States, we maintain direct sales offices in the United Kingdom, France and Germany. We generally license our database and rapid application development software on a per-CPU, per-server, per-port or per-user basis. We license our yolink and Postano product lines at prices based on usage measured in a variety of ways. We may make both our yolink and Postano products available to users for free under certain circumstances. We also provide continuing software maintenance and support, and other professional services relating to our products, including consulting and training services. The majority of our revenue to date has been principally derived from MDMS and RAD software products. For the three and nine months ended December 31, 2012, approximately 30% and 29%, respectively, of our revenue came from sales through our offices located outside the United States, and no single customer accounted for more than 10% of our revenue.

In addition, one of the elements of our business strategy involves expansion through the acquisition of businesses, assets, products or technologies that allow us to complement our existing product offerings, expand our market coverage, or enhance our technological capabilities. We continually evaluate and explore strategic opportunities as they arise, including business combination transactions, strategic partnerships, and the acquisitions or dispositions of assets and technology, including tangible and intangible assets such as intellectual property.

TigerLogic Postano and Storycode

Postano is a real-time social media visualization platform, integrated with our yolink search technology that allows companies and individuals to collect content from various social media sources, and to display that content either within existing web pages hosted by us, or within existing web pages hosted by others, or in interactive tabs on Facebook.  In addition, brands use Postano during marketing events and promotions to increase audience participation and engagement by displaying fan-generated live tweets, Instagram photos and more, in real-time. Postano is designed primarily for commercial use, with pricing based on a number of factors including, the number of Postanos, features and support levels desired. Through December 31, 2012, revenue recognized from Postano product has been immaterial.

We intend to integrate Storycode’s mobile applications technology into the Postano social media visualization platform to create what we believe, will be a new kind of interactive social platform. This new platform will be designed to allow the use of original and fan-generated content to develop interactive experiences for consumers across the web, live events, and mobile environment to drive improved consumer loyalty with visually based engagement in real-time.

TigerLogic Yolink

Yolink is a next-generation search enhancement technology that increases the effectiveness of search functionality across web sites and services. Yolink can search both structured markup, such as HTML, and binary code documents as well as unstructured, raw text documents by layering a common semantic model across them, and using this to organize and effect full-text searches across documents. Yolink searches behind links and through web sites to retrieve content based on keyword search terms. To facilitate the user’s review of search results, each keyword is highlighted with a unique color. This capability is especially useful for reviewing and searching through the many web pages that contain hundreds, if not thousands, of embedded hyperlinks. Yolink technology can be applied to many platforms and Internet delivery methodologies. Yolink application programming interfaces (known as APIs) allow developers to integrate yolink search technologies with their web sites, services or applications. Yolink is available for download at www.yolink.com. Through December 31, 2012, revenue recognized from the yolink search technology has been immaterial.

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

Research and Development

We have devoted significant resources to the research and development of our products and technology. We believe that our future success will depend largely on strong development efforts with respect to both our existing and new products, as well as the efforts to integrate and further develop Storycode technology. These development efforts have resulted in updates and upgrades to existing MDMS and RAD products and the launch of new products including the yolink search technology and Postano social media visualization product lines. We expect to continue our research and development efforts in all product lines for the foreseeable future. We intend for these efforts to improve our future operating results and increase cash flow. However, such efforts may not result in additional new products or revenue, and we can make no assurances that the recently announced products or future products will be successful. Similarly, we can make no assurances that we will be able to successfully integrate Storycode products and technology or that any such products will receive market acceptance or result in revenue growth. We spent approximately $1.3 million and $3.8 million on research and development during the three and nine months ended December 31, 2012, respectively.

Competition

The application development tools software market is rapidly changing and intensely competitive. Our MDMS products compete with products developed by companies such as Oracle, Microsoft, and Rocket Software. Our RAD products currently encounter competition from several direct competitors, including Microsoft, and competing development environments, including JAVA. Direct competitors of our yolink search technology include Google, Yahoo, Microsoft, AOL, and Ask, as well as a number of smaller companies with products that directly and indirectly compete with our yolink search technology. Our Postano social media visualization product competes with products developed by companies such as Facebook and Twitter, as well as a number of smaller companies in the emerging social media marketplace. Direct competitors of our Storycode technology include companies such as salesforce and Oracle. Most of our competitors have significantly more financial, technical, marketing, and other resources than we do. As a result, these competitors may be able to respond more quickly to new or emerging technologies, evolving markets and changes in customer requirements, and may devote greater resources to the development, promotion, and sale of their products. We believe that our ability to compete in the various product markets depends on factors both within and outside our control, including the timing of release, performance and price of new products developed by both us and our competitors. Although we believe that we currently compete favorably with respect to most of these factors, we may not be able to maintain our competitive position against current and potential competitors, especially those with greater resources.

We continue to focus on growth in new market opportunities, such as the mobile application for our Postano product line, while also continuing to meet the needs of our loyal customer base by investing in the development of new upgrades and updates for our existing MDMS and RAD product lines. While we have experienced lower license revenue for our MDMS and RAD product lines, we believe that our relatively stable services revenue and prudent management of expenditures will continue to provide sufficient working capital balances to fund new product initiatives aimed at increasing stockholder value.

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

We have identified the accounting policies related to the areas below as the policies critical to our business operations and the understanding of our results of operations and how the related judgments and estimates affect the preparation of our consolidated financial statements:

•                  Revenue Recognition

•                  Goodwill

•                  Employee Stock-Based Compensation

•                  Income Taxes

These critical accounting policies are described in our Form 10-K for the fiscal year ended March 31, 2012 and there have been no changes in our application of these policies during the nine months ended December 31, 2012. We anticipate adding accounting policies relating to business combinations and intangible assets for the fiscal year ending March 31, 2013.

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

	Three Months Ended			Three Months Ended		Nine Months Ended			Nine Months Ended
	December 31, 2012			December 31, 2011		December 31, 2012			December 31, 2011
	Results	% of Net Revenues	Percent Change	Results	% of Net Revenues	Results	% of Net Revenues	Percent Change	Results	% of Net Revenues
	(In thousands)			(In thousands)		(In thousands)			(In thousands)
Net revenues
Licenses	$962	30%	-6%	$1,027	31%	$2,867	30%	-5%	$3,003	30%
Services	2,246	70%	-4%	2,331	69%	6,781	70%	-4%	7,058	70%
Total net revenues	3,208	100%	-4%	3,358	100%	9,648	100%	-4%	10,061	100%
Operating expenses
Cost of revenues:
Cost of license revenues (as a % of license revenues)	2	0%	-33%	3	0%	6	0%	-33%	9	0%
Cost of service revenues (as a % of service revenues)	405	18%	-7%	435	19%	1,229	18%	-12%	1,394	20%
Selling and marketing	1,062	33%	-18%	1,290	38%	3,175	33%	-18%	3,850	38%
Research and development	1,284	40%	-14%	1,485	44%	3,783	39%	-13%	4,353	43%
General and administrative	1,130	35%	27%	890	27%	3,082	32%	8%	2,863	28%
Total operating expenses	3,883	121%	-5%	4,103	122%	11,275	117%	-10%	12,469	124%
Operating loss	(675)	-21%	-9%	(745)	-22%	(1,627)	-17%	-32%	(2,408)	-24%
Other income (expense)-net	18	1%	143%	(42)	-1%	(13)	0%	-81%	(69)	-1%
Loss before income taxes	(657)	-20%	-17%	(787)	-23%	(1,640)	-17%	-34%	(2,477)	-25%
Income tax provision (benefit)	25	1%	-176%	(33)	-1%	47	0%	-67%	144	1%
Net loss	$(682)	-21%	-10%	$(754)	-22%	$(1,687)	-17%	-36%	$(2,621)	-26%

Revenue

NET REVENUE. Our revenue is derived principally from two sources: fees from software licensing and fees for post contract technical support. We generally license our database and rapid application development software primarily on a per-CPU, per-server, per-port or per-user basis. Therefore, the addition of CPUs, servers, ports or users to existing systems increases our revenue from our installed base of licenses. Similarly, the reduction of CPUs, servers, ports or users from existing systems decreases our revenue from our installed base of customers. The timing of orders and customer ordering patterns has resulted in fluctuations in license revenue between quarters and year-to-year. Total revenue decreased by $0.2 million or 4%, and $0.4 million or 4% for the three and nine month periods ended December 31, 2012, respectively, when compared to the same periods in the prior year. License revenue for the three and nine month periods ended December 31, 2012 decreased $0.1 million or 6% and $0.1 million or 5%, respectively, when compared to the same periods in the prior year due to lower sales of Omnis licenses in the current year in our European market. Service revenue for the three and nine month periods ended December 31, 2012 decreased $0.1 million or 4% and $0.3 million or 4%, respectively, when compared to the same periods in the prior year mainly due to lower professional service revenue and lower support revenue as some of  our customers reduced users in the current year.

We have been actively developing and marketing our newer product lines, including yolink and Postano. Revenue from these new products has been immaterial for the three and nine months ended December 31, 2012 and 2011. While we are committed to research and development efforts that are intended to allow us to penetrate new markets and generate new sources of revenue, such efforts may not result in additional products, services or revenue. As we integrate Storycode technology and evaluate revenue recognition for Storycode’s historical products, we are also evaluating and modifying our product offerings and assessing future revenue impact. We can give no assurances as to customer acceptance of any new products or services, or the ability of the current or any new products and services to generate revenue.

Operating Expenses

COST OF LICENSE REVENUE. Cost of license revenue is comprised of direct costs associated with software license sales including software packaging, documentation, physical media costs and royalties. The slight change in cost of license revenue for  three and nine months ended December 31, 2012 when compared to the same periods in the prior year was due to lower physical media packaging cost as most of our customers now receive new licenses via electronic downloads.

COST OF SERVICE REVENUE. Cost of service revenue includes primarily personnel costs relating to consulting, technical support and training services. Cost of service revenue for the three and nine month periods ended December 31, 2012 decreased $0.1 million or 7% and $0.2 million or 12%, respectively, when compared to the same periods in the prior year mainly due to lower personnel cost as a result of consolidating our offices in the United Kingdom in the prior year, and lower stock compensation expense due to certain options being fully amortized.

SELLING AND MARKETING. Selling and marketing expense consists primarily of salaries, benefits, advertising, tradeshows, travel and overhead costs for our sales and marketing personnel. Selling and marketing expense for the three and nine month periods ended December 31, 2012 decreased $0.2 million or 18% and $0.7 million or 18%, respectively, when compared to the same periods in the prior year mainly due to lower consulting and product marketing expenses, lower personnel expense in our Germany and United Kingdom offices, and lower stock compensation expenses. In the prior year, we incurred higher consulting and marketing expenses due to the launch of our Postano product. The full amortization of certain stock options and the consolidation of our offices in the United Kingdom also helped to reduce the selling and marketing expense this year. We anticipate that selling and marketing costs related to the yolink and Postano product lines, especially following our acquisition of Storycode, will increase as we further develop the sales channels for these products and if customer acceptance of these products increases. In addition, if our continued research and development efforts are successful, including with respect to our yolink and Postano product lines, and as new products or services are created, we may incur increased sales and marketing expense to promote those new products in future periods.

RESEARCH AND DEVELOPMENT. Research and development expense consists primarily of salaries and other personnel-related expenses and overhead costs for engineering personnel including employees in the United States and the United Kingdom and contractors in the United States. Research and development expense for the three and nine month periods ended December 31, 2012 decreased $0.2 million or 14%  and $0.6 million or 13%, respectively, when compared to the same periods in the prior year mainly related to lower personnel and consulting expenses, and lower stock compensation expense as certain options were fully amortized. We remain committed to our research and development efforts. As we integrate Storycode technology into our Postano platform, investigate further applications and delivery options for the yolink technology and Postano, and as we build new technology platforms for our RAD product line and continue enhancing our MDMS product line, our research and development expense will increase in the foreseeable future. Such efforts may not result in additional new products, and new or integrated products may not generate sufficient revenue, if any, to offset the research and development expense.

GENERAL AND ADMINISTRATIVE. General and administrative expense consists primarily of costs associated with our finance, human resources, legal and other administrative functions. These costs consist principally of salaries and other personnel-related expenses, professional fees, depreciation and overhead costs. General and administrative expense for the three and nine month periods ended December 31, 2012 increased $0.2 million or 27%  and $0.2 million or 8%, respectively, when compared to the same periods in the prior year mainly due to legal and other expenses incurred in connection with the acquisition of Storycode. We anticipate that these expenses will increase in the foreseeable future due to acquisition and integration costs associated with the Storycode transaction.

OTHER INCOME (EXPENSE). Other income (expense) consists primarily of gains and losses on foreign currency transactions. Other expense-net decreased by $60,000 for the three months ended December 31, 2012 and decreased by $56,000 for the nine months ended December 31, 2012 mainly due to fluctuation in the Euro exchange rate relating to intercompany balances. Due to the uncertainty in exchange rates, we may experience transaction gains or losses in future periods, the effect of which cannot be predicted at this time.

PROVISION FOR INCOME TAXES. Our effective tax rate was (3.8)% and (2.8)% for the three and nine month periods ended December 31, 2012, respectively, and 4.2% and (5.8)% for the three and nine month periods ended December 31, 2011, respectively. The provision for income taxes for the three and nine month periods ended December 31, 2012 reflected the income tax on net earnings from foreign subsidiaries. The provision for income taxes for the three and nine month periods ended December 31, 2011 reflected income tax on net earnings from foreign subsidiaries, and the true up of tax expense of our German subsidiary’s deferred tax assets, net of the deferred tax benefits. Due to uncertainties surrounding the timing of realizing the benefits of the net operating loss carryforwards in the future, we continue to carry a full valuation allowance against net deferred tax assets for our subsidiaries in the United States and United Kingdom.

Liquidity and Capital Resources

As of December 31, 2012, we had $7.9 million in cash, of which approximately $0.7 million was held by our foreign subsidiaries and, if repatriated, would not be subject to material tax consequences. In connection with the closing of the Storycode acquisition on January 17, 2013, we made cash payments in the aggregate amount of approximately $0.4 million, and we expect to incur additional cash outflows during the quarter ending March 31, 2013 associated with integration costs and transaction expenses. We believe that our existing cash balances will be sufficient to meet our operating and capital expenditure requirements for the remainder of the fiscal year ending March 31, 2013 and through the foreseeable future. We are committed to research and development and marketing efforts that are intended to allow us to penetrate new markets and generate new sources of revenue and improve operating results. However, our research and development and marketing efforts have required, and will continue to require, cash outlays without the immediate or short-term receipt of related revenue. Our ability to meet our expenditure requirements is dependent upon our future financial performance, and this will be affected by, among other things, prevailing economic conditions, our ability to integrate the Storycode technology, penetrate new markets, attract new customers, and achieve market acceptance of our new and existing products and services, the success of research and development efforts and other factors beyond our control.

We had no material commitments for capital expenditures as of December 31, 2012.

Net cash used in operating activities was $0.9 million and $2.3 million for the nine month periods ended December 31, 2012 and 2011, respectively. The decrease in net cash used in operating activities for the nine month period ended December 31, 2012 as compared to the same period in the prior year was primarily due to lower selling and marketing expense and research and development expense. Net cash used in investing activities was $134,000 and $61,000 for the nine month periods ended December 31, 2012 and 2011, respectively. Cash used in investing activities for the nine month period ended December 31, 2012 included $100,000 bridge loan to Storycode (see “Subsequent Event” footnote) and expenditures related to furniture and equipment purchased. Cash used in investing activities for the nine month period ended December 31, 2011 was for purchases of furniture and equipment. Net cash provided by financing activities was $47,000 and $135,000 for the nine month periods ended December 31, 2012 and 2011, respectively. Net cash provided by financing activities was due to proceeds derived from the exercise of stock options and related issuance of common stock.

There was no outstanding line of credit during the three and nine months ended December 31, 2012 or 2011.

Off-Balance Sheet Arrangements

We did not have any off-balance sheet liabilities or transactions as of December 31, 2012.

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

Our Adjusted EBITDA was negative $0.4 million or negative 12.5% of total net revenue for the three month period ended December 31, 2012, as compared to negative $0.3 million or negative 10.3% of total net revenue for same period in the prior year mainly due to lower revenue and higher general and administrative expense relating to the acquisition of Storycode. Our Adjusted EBITDA was negative $0.8 million or negative 8.1% of total net revenue for the nine month period ended December 31, 2012, as compared to negative $1.3 million or negative 13.0% of total net revenue for the same period in the prior year mainly due to lower sales and marketing expense and research and development expense in the current period. The following table reconciles Adjusted EBITDA to the GAAP reported net loss:

RECONCILIATION OF ADJUSTED EBITDA TO NET LOSS

(In thousands)

	For the Three Months Ended December 31,		For the Nine Months Ended December 31,
	2012	2011	2012	2011

Reported net loss	$(682)	$(754)	$(1,687)	$(2,621)
Depreciation and amortization	31	37	97	119
Stock-based compensation	244	361	744	990
Interest expense-net	1	2	5	—
Other (income) expense-net	(19)	40	8	69
Income tax provision (benefit)	25	(33)	47	144
Adjusted EBITDA	$(400)	$(347)	$(786)	$(1,299)

Our Adjusted EBITDA financial information can also be reconciled to net cash used in operating activities as follows:

RECONCILIATION OF ADJUSTED EBITDA TO NET CASH USED IN OPERATING ACTIVITIES

(In thousands)

	For the Nine Months Ended December 31,
	2012	2011

Net cash used in operating activities	$(894)	$(2,317)
Interest expense -net	5	—
Other expense-net	8	69
Income tax provision	47	144
Change in trade accounts receivable	(10)	333
Change in other current and non-current assets	17	330
Change in accounts payable	(53)	—
Change in accrued liabilities	(103)	99
Change in deferred revenue	203	122
Foreign currency exchange loss	(13)	(75)
Provision for (recovery from) bad debt	7	(4)
Adjusted EBITDA	$(786)	$(1,299)

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

PART II. OTHER INFORMATION

ITEM 1A.               RISK FACTORS

We operate in a rapidly changing environment that involves numerous risks and uncertainties. A description of the risks and uncertainties associated with our business is set forth below. You should carefully consider such risks and uncertainties, together with the other information contained in this Quarterly Report on Form 10-Q for the fiscal quarter ended December 31, 2012 and in our other public filings, including our Annual Report on Form 10-K for the fiscal year ended March 31, 2012. If any of such risks and uncertainties actually occurs, our business, financial condition or operating results could differ materially from the plans, projections and other forward-looking statements included in the section titled “Management’s Discussion and Analysis of Financial Condition and Results of Operations” and elsewhere in this report and in our other public filings. In addition, if any of the following risks and uncertainties, or if any other risks and uncertainties, actually occurs, our business, financial condition or operating results could be harmed substantially, potentially causing the market price of our stock to decline, perhaps significantly. The following section lists some, but not all, of these risks and uncertainties that may have a material adverse effect on our business, financial condition or results of operation.

IF WE DO NOT DEVELOP NEW PRODUCTS, ENHANCE EXISTING PRODUCTS TO KEEP PACE WITH RAPIDLY CHANGING TECHNOLOGY AND INDUSTRY STANDARDS, AND SUCCESSFULLY INTEGRATE ACQUIRED PRODUCTS AND TECHNOLOGIES, OUR REVENUE MAY DECLINE.

We have devoted significant resources to the research and development, as well as acquisitions, of products and technologies. We believe that our future success will depend in large part on strong research and development efforts with respect to both our existing and new products, as well as the integration of acquired products and technologies, such as our recently acquired Storycode technology. We have made extensive efforts to leverage our Pick UDM and core intellectual property to create new product lines, including our yolink search technology and our Postano social media visualization platform, which we intend to integrate with the Storycode technology to create, what we believe, will be a new kind of social platform with mobile distribution capabilities. While we intend for these efforts to improve our future operating results and increase cash flow, such new products may not be successful or generate significant revenue. The development of new or enhanced software products is a complex and uncertain process requiring high levels of innovation, as well as accurate anticipation of customer and technical trends. In developing new products and services, we may fail to develop and market products that respond to technological changes or evolving industry standards in a timely or cost-effective manner, or experience difficulties that could delay or prevent the successful development, introduction and marketing of these new products. The development and introduction of new or enhanced products also requires us to manage the transition from older products in order to minimize disruptions in customer ordering patterns and to ensure that adequate supplies of new products can be delivered to meet customer demand. Failure to develop and introduce new products, or enhancements to existing products, in a timely and cost-effective manner in response to changing market conditions or customer requirements, or lack of customer acceptance of our products, will materially and adversely affect our business, results of operations and financial condition. There can be no assurance that we will successfully integrate acquired products and technologies, identify new product opportunities, develop and bring new products to market in a timely manner, or achieve market acceptance of our products or that products and technologies developed by others will not render our products or technologies obsolete or noncompetitive. In addition, if we do not timely optimize complementary product lines and services, or if we fail to adequately support or enhance acquired product lines or services, our business may be adversely affected.

ACQUISITIONS PRESENT MANY RISKS, AND WE MAY NOT REALIZE THE FINANCIAL AND STRATEGIC GOALS AND SYNERGIES THAT WERE CONTEMPLATED OR ANTICIPATED AT THE TIME OF AN ACQUISITION.

One of the elements of our business strategy involves expansion through the acquisition of businesses, assets, products or technologies that allow us to complement our existing product offerings, expand our market coverage, or enhance our technological capabilities. Risks we may face in connection with any such acquisitions include the following:

• Our ongoing business may be disrupted and our management’s attention may be diverted by acquisition, transition or integration activities;

• An acquisition may not further our business strategy as we expected, we may not integrate an acquired company or technology as successfully as we anticipated or we may overpay for, or otherwise not realize the expected return on, our investments;

• We may have difficulties (i) managing an acquired company’s technologies or lines of business or (ii) entering new markets where we have no or limited direct prior experience or where competitors may have stronger market positions;

• Our operating results or financial condition may be adversely impacted by claims or liabilities that we assume from an acquired company or technology or that are otherwise related to an acquisition, including claims from government agencies, terminated employees, current or former customers, former stockholders or other third parties and intellectual property claims or disputes;

• We may fail to identify or assess the magnitude of certain liabilities, shortcomings or other circumstances prior to acquiring a company or technology, which could result in unexpected litigation or regulatory exposure, unfavorable revenue recognition or other accounting treatment, unexpected increases in taxes due, a loss of anticipated tax benefits or other adverse effects on our business, operating results or financial condition;

• We may not realize the anticipated synergies or increases in our revenues for a number of reasons, including if we fail to engage new customers or enter new markets with our integrated products, if we are unable to sell the acquired products to our existing customer base or if contract models of an acquired company do not allow us to recognize revenues on a timely basis;

• We may have difficulty incorporating acquired technologies or products with our existing product lines and maintaining uniform standards, architecture, controls, procedures and policies;

• We may have multiple product lines as a result of our acquisitions that are offered, priced and supported differently, which could cause customer confusion and delays;

• We may incur higher than anticipated costs in continuing support and development of acquired products, and in administrative functions that support new business models, or in compliance with associated regulations that are more complicated than we had anticipated;

• We may be unable to successfully integrate and retain the acquired companies’ employees and other personnel;

• Our use of cash to pay for acquisitions may limit other potential uses of our cash and may deplete our cash reserves;

• To the extent that we issue a significant amount of equity securities in connection with future acquisitions, existing stockholders may be diluted and earnings per share may decrease; and

• We are required to account for our acquisitions pursuant to U.S. generally accepted accounting principles, including recording goodwill and nonamortizable intangible assets that are subject to impairment testing on a regular basis and potential periodic impairment charges, incurring amortization expenses related to certain intangible assets, incurring write-offs, restructuring or other related expenses and accounting for arrangements that we assume from an acquisition.

Mergers and acquisitions of high-technology companies are inherently risky and subject to many factors outside of our control. No assurance can be given that our previous or future acquisitions will be successful and will not materially adversely affect our business, results of operations, financial condition or cash flows. Failure to manage and successfully integrate acquisitions could materially harm our business and operating results. Even when an acquired company has already developed and marketed products, there can be no assurance that product enhancements will be made in a timely fashion or that pre-acquisition due diligence will have identified all possible issues that might arise with respect to such products. In addition, accounting for acquisitions may result in charges during a particular quarter, causing variability in our quarterly earnings. Our effective tax rate for future periods is uncertain and could be impacted by mergers and acquisitions.

OUR FAILURE TO COMPETE EFFECTIVELY MAY HAVE AN ADVERSE IMPACT ON OUR OPERATING RESULTS.

The market for our products is highly competitive, diverse and subject to rapid change. Our products and services compete on the basis of the following key characteristics: performance; inter-operability; scalability; functionality; reliability; pricing; post sale customer support; quality; compliance with industry standards; and overall total cost of ownership. The application development tools software market is rapidly changing and intensely competitive. Our MDMS products compete with products developed by companies such as Oracle, Microsoft and Rocket Software. Our RAD products currently encounter competition from several direct competitors, including Microsoft, and competing development environments, including JAVA. Direct competitors of our yolink search technology include Google, Yahoo, Microsoft, AOL and Ask, as well as a number of smaller companies with products that directly and indirectly compete with our yolink search technology. Direct competitors of our Postano social media visualization product include Facebook and Twitter, as well as numerous smaller companies in the emerging social media marketplace. Direct competitors of our Storycode technology include companies such as salesforce and Oracle. Additionally, as we expand our business and integrate acquired products and technologies, we expect to compete with a different group of companies, including smaller, highly focused companies offering single products.

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

Most of our competitors have significantly more financial, technical, marketing and other resources than we do. As a result, these competitors may be able to respond more quickly to new or emerging technologies, evolving markets and changes in customer requirements and may devote greater resources to the development, promotion and sale of their products. Our products and services could fall behind marketplace demands at any time. If we fail to address the competitive challenges, our business and operating results would suffer materially.

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

WE HAVE A HISTORY OF LOSSES AND MAY CONTINUE TO INCUR SIGNIFICANT LOSSES IN THE FUTURE.

We incurred net losses of approximately $0.7 million and $1.7 million for the three and nine months ended December 31, 2012, respectively. We had an accumulated deficit of approximately $110.5 million as of December 31, 2012. We may continue to incur significant losses in the future for a number of reasons, including uncertainty as to: (i) the level of our future revenues; (ii) our efforts to monetize newer technologies we have developed, including yolink and Postano; and (iii) our efforts to integrate acquired products and technologies. We plan to continue to pursue strategic opportunities, including investment in new product development and evaluation of strategic acquisitions and dispositions of assets and technologies. Forecasting our revenues and profitability for these new business models is inherently uncertain and volatile. We will need to generate significant increases in our revenues to achieve and maintain profitability, particularly given the current small size of our business relative to the costs associated with being a public reporting company. If our revenue fails to grow or grows more slowly than we currently anticipate or our operating expenses exceed our expectations, our losses would significantly increase which could harm our business and operating results.

OUR PRODUCTS HAVE A LONG SALES CYCLE WHICH COULD RESULT IN DELAYS IN THE RECOGNITION OF REVENUE.

The sales cycle for our MDMS and RAD products typically ranges from three to nine months or longer. Our products are typically used by application developers, system integrators and value added resellers to develop applications that are critical to their corporate end user’s business. Because our products are often part of an end user’s larger business process, re-engineering initiative, or implementation of client/server or web-based computing, the end users frequently view the purchase of our products as part of a long-

term strategic decision regarding the management of their workforce-related operations and expenditures. Thus, this sometimes results in end users taking a significant period of time to assess alternative solutions by competitors or to defer a purchase decision as a result of an unrelated strategic issue beyond our control. The adoption cycle for our yolink search technology and Postano social media visualization products is anticipated to be long since the search and social media markets currently have much larger direct competitors such as Google, Yahoo, Microsoft, AOL, Ask, and Facebook and Twitter, respectively. As a result, a significant period of time may elapse between our research and development efforts and recognition of revenue, if any.

THE CONCENTRATION OF OUR STOCK OWNERSHIP GIVES CERTAIN STOCKHOLDERS SIGNIFICANT CONTROL OVER OUR BUSINESS.

As of December 31, 2012, Astoria beneficially owned approximately 53% of our outstanding common stock. Richard W. Koe, Chairman of the Board of Directors and our President and Chief Executive Officer, serves as the Managing General Partner for Astoria Capital Management, Inc., a general partner of Astoria. As of January 17, 2013, after the closing of the acquisition of Storycode, Astoria’s ownership percentage decreased to slightly below 50% of our outstanding common stock. This concentration of stock ownership allows Astoria, acting alone, to potentially block or delay any actions that require approval of our stockholders, including the election of members to our Board of Directors and the approval of significant corporate transactions. Moreover, this concentration of ownership may delay or prevent a change in control.

WE MAY EXPERIENCE QUARTERLY FLUCTUATIONS IN OPERATING RESULTS, POSSIBLY RESULTING IN VOLATILITY OF OUR STOCK PRICE.

We expect to continue to spend substantial amounts of money in the area of research and development, sales and marketing and operations in order to integrate acquired products and technology and to promote new product development and introduction. Because the expenses associated with these activities are relatively fixed in the short-term, we may be unable to timely adjust spending to offset any unexpected shortfall in revenue growth or any decrease in revenue levels. Operating results may also fluctuate due to factors such as:

•                  the size and timing of customer orders;

•                  changes in pricing policies by us or our competitors;

•                  our ability to develop, introduce, and market new and enhanced versions of our products;

•                  our ability to integrate acquired products and technologies;

•                  our ability to realize the anticipated synergies from the businesses we acquire;

•                  the number, timing, and significance of product enhancements and new product announcements by our competitors;

•                  the demand for our products;

•                  non-renewal of customer support agreements;

•                  the timing and significance of acquisition-related expenses and accounting charges;

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

THE SUCCESS OF OUR BUSINESS DEPENDS IN PART UPON OUR ABILITY TO RECRUIT AND RETAIN KEY PERSONNEL AND MANAGEMENT.

Mr. Koe was appointed Interim President and Chief Executive Officer in February 2009. In connection with the acquisition of Storycode in January 2013, Mr. Koe’s title was modified to eliminate the “interim” references, and he continues to serve as our President and Chief Executive Officer. The loss of one or more of our executives could adversely affect our business. In addition, we have in the past restructured or made other adjustments to our workforce in response to management changes, product changes, performance issues, acquisitions and other internal and external considerations. Workforce restructurings could result in a temporary lack of focus and reduced productivity, negatively affecting our revenues.

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

THE INABILITY TO PROTECT OUR INTELLECTUAL PROPERTY COULD HARM OUR ABILITY TO COMPETE.

Our ability to compete successfully will depend, in part, on our ability to protect our proprietary technology and operations without infringing upon the rights of others. We may fail to do so. We rely primarily on a combination of patent, trade secret, copyright and trademark laws and contractual provisions to protect our intellectual property and proprietary rights. Our trademarks include TigerLogic, Postano, Storycode, yolink, Pick, D3, Omnis, Omnis Studio, mvEnterprise, mvBase, and mvDesigner, among others. We have eleven issued U.S. patents and five pending U.S. patent applications as of January 8, 2013.  Although we have been issued numerous patents and other patent applications are currently pending, there can be no assurance that any of these patents or other proprietary rights will not be challenged, invalidated, or circumvented or that our rights will, in fact, provide competitive advantages to us. In addition, there can be no assurance that patents will be issued from pending applications or that claims allowed on any patents will be sufficiently broad to protect our technology. Further, the laws of some foreign countries may not protect our proprietary rights to the same extent as do the laws of the United States. The outcome of any actions taken in these foreign countries may be different than if such actions were determined under the laws of the United States. Although we are not dependent on any individual patents or group of patents for particular segments of the business for which we compete, if we are unable to protect our proprietary rights to the totality of the features (including aspects of products protected other than by patent rights) in a market, we may find ourselves at a competitive disadvantage to others who need not incur the substantial expense, time, and effort required to create innovative products. In addition to trademark and copyright protections, we generally license our products to end users on a “right to use” basis pursuant to license agreements that restrict use of products to a specified number of users or a specified usage.

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

THIRD PARTIES COULD ASSERT THAT OUR SOFTWARE PRODUCTS OR SERVICES INFRINGE ON THEIR INTELLECTUAL PROPERTY RIGHTS, POTENTIALLY RESULTING IN COSTLY LITIGATION, PRODUCT SHIPMENT DELAYS, PRODUCT LICENSING PROHIBITIONS OR REQUIREMENTS TO ENTER INTO ROYALTY OR LICENSING AGREEMENTS.

There has been a substantial amount of litigation in the software and online services industry regarding intellectual property rights and there is significant uncertainty in our industry as many of the legal principles associated with software and online services continue to evolve rapidly. Third parties may claim that our current or potential future products or services, including our acquired products and technologies, infringe upon their intellectual property rights, and we may be periodically involved in any number of ordinary course of business proceedings of this type. We expect that software product developers and providers of software applications and online services will increasingly be subject to infringement claims as the number of products, services and competitors in our industry segment grow and the functionality of products and services in different industry segments overlap. Because of the existence of a large number of patents in the software field, the secrecy of some pending patents, and the rapid rate of issuance of new patents, it is not economically practical or even possible to determine in advance whether a product or any of its components infringes or will infringe on the patent rights of others. The asserted claims and/or initiated litigation can include claims against us or our suppliers or customers, alleging infringement of their proprietary rights with respect to our existing or future products or components of those products. Regardless of the merit of these claims, they can be time-consuming, result in costly litigation and diversion of technical and management personnel, or require us to develop a non-infringing technology or enter into royalty or licensing agreements. Where claims are made by customers, resistance even to unmeritorious claims could damage customer relationships. There can be no assurance that licenses will be available on acceptable terms and conditions, if at all, or that our indemnification by our suppliers will be adequate to cover our costs if a claim were brought directly against us or our customers. Furthermore, because of the potential for high court awards that are not necessarily predictable, it is not unusual to find even arguably unmeritorious claims settled for significant amounts. If any infringement or other intellectual property claim made against us by any third party is successful, if we are required to indemnify a customer with respect to a claim against the customer, or if we fail to develop non-infringing technology or license the proprietary rights on commercially reasonable terms and conditions, our business, operating results, and financial condition could be materially and adversely affected.

OUR PRODUCTS MAY CONTAIN SOFTWARE DEFECTS POTENTIALLY HARMING OUR BUSINESS.

Our enterprise applications software, search technology, and social media products may contain undetected errors or failures. This includes our higher risk yolink and Postano products because they are in the early stages of the product life cycle, and especially our recently acquired Storycode products and technology. This may result in loss of, or delay in, customer acceptance of our products and could harm our reputation and our business. Undetected errors or failures in computer software programs are not uncommon.

The detection and correction of any security flaws can be time consuming and costly. Errors in our software products could affect the ability of our products to work with other hardware or software products, could delay the development or release of new products or new versions of products, including products integrated with our acquired technologies, and could adversely affect market acceptance of our products. If we experience errors or delays in releasing new products or new versions of products, we could lose revenues. End users who rely on our products and services for applications that are critical to their businesses may have a greater sensitivity to product errors and security vulnerabilities than customers for software products generally. Software product errors and security flaws in our products or services could expose us to product liability, performance or warranty claims as well as harm our reputation, which could impact our future sales of products and services.

IF ASTORIA OR OTHER SECURITIES HOLDERS REQUEST REGISTRATION OF THEIR RESTRICTED SECURITIES, OR THESE SECURITIES HOLDERS SELL A SUBSTANTIAL AMOUNT OF RESTRICTED SECURITIES IN THE OPEN MARKET, OUR STOCK PRICE MAY DECLINE.

As of December 31, 2012, we had 28,217,980 outstanding shares of common stock, of which approximately 15 million shares were restricted securities held by Astoria and other holders. Restricted securities may be sold in the public market only if they are registered or if they qualify for an exemption from registration promulgated under the Securities Act. At present, all of our outstanding restricted securities may be registered or are eligible for public sale under Rule 144, subject to volume limitations and other requirements of Rule 144.

Sales of a substantial number of shares of common stock by Astoria or other securities holders in the public market, or the perception that those sales may occur, could cause the market price of our common stock to decline. In addition, if we register shares of our common stock in connection with a public offering of securities, we may be required to include shares of restricted securities in the registration, including shares we issued in connection with the Storycode acquisition, possibly adversely affecting our ability to raise capital.

OUR GLOBAL OPERATIONS EXPOSE US TO ADDITIONAL RISKS AND CHALLENGES ASSOCIATED WITH CONDUCTING BUSINESS INTERNATIONALLY.

We operate on a global basis with offices or distributors in Europe, Africa, Asia, Latin America, South America, Australia and North America and development efforts in North America and Europe. Approximately 30% and 29% of our revenue for the three and nine months ended December 31, 2012, respectively, was generated from our international offices. We face several risks inherent in conducting business internationally, including but not limited to the following:

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

CHANGES IN OUR PROVISION FOR INCOME TAXES OR ADVERSE OUTCOMES RESULTING FROM EXAMINATION OF OUR INCOME TAX RETURNS COULD ADVERSELY AFFECT OUR OPERATING RESULTS

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

10.13

Agreement and Plan of Merger, dated December 27, 2012, by and between the Registrant, Storycode, Inc., TLSC Merger Sub, Inc. and Jon Maroney (included as Exhibit 10.1 to the Registrant’s Form 8-K filed with the Commission on December 28, 2012 and incorporated herein by reference).

10.14

Amendment to Agreement and Plan of Merger, dated January 17, 2013, by and between the Registrant, Storycode, Inc., TLSC Merger Sub, Inc. and Jon Maroney (included as Exhibit 10.1 to the Registrant’s Form 8-K filed with the Commission on January 18, 2013 and incorporated herein by reference).

10.15

Registration Rights Agreement, dated January 17, 2013, by and between the Registrant and the former holders of Storycode, Inc.’s common stock named therein (included as Exhibit 10.2 to the Registrant’s Form 8-K filed with the Commission on January 18, 2013 and incorporated herein by reference).

10.16*

Amended and Restated Employment and Severance Agreement, dated January 17, 2013, by and between the Registrant and Richard Koe (included as Exhibit 10.3 to the Registrant’s Form 8-K filed with the Commission on January 18, 2013 and incorporated herein by reference).

10.17*

Amended and Restated Employment and Severance Agreement, dated January 17, 2013, by and between the Registrant and Thomas Lim (included as Exhibit 10.4 to the Registrant’s Form 8-K filed with the Commission on January 18, 2013 and incorporated herein by reference).

10.18*

Employment Agreement, dated January 9, 2012, by and between Storycode, Inc. and James McDermott, as amended by the First Amendment to Employment Agreement, dated as of January 17, 2013, by and between Storycode, Inc. and James McDermott (filed herewith).

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

*Indicates management contracts or compensatory plans and arrangements filed pursuant to Item 601 of Regulation S-K under the Exchange Act.

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

Date: February 12, 2013	TIGERLOGIC CORPORATION

/S/ THOMAS LIM
Thomas Lim
Chief Financial Officer and Duly Authorized Officer

EXHIBIT INDEX

Exhibit:	Description

10.13

Agreement and Plan of Merger, dated December 27, 2012, by and between the Registrant, Storycode, Inc., TLSC Merger Sub, Inc. and Jon Maroney (included as Exhibit 10.1 to the Registrant’s Form 8-K filed with the Commission on December 28, 2012 and incorporated herein by reference).

10.14

Amendment to Agreement and Plan of Merger, dated January 17, 2013, by and between the Registrant, Storycode, Inc., TLSC Merger Sub, Inc. and Jon Maroney (included as Exhibit 10.1 to the Registrant’s Form 8-K filed with the Commission on January 18, 2013 and incorporated herein by reference).

10.15

Registration Rights Agreement, dated January 17, 2013, by and between the Registrant and the former holders of Storycode, Inc.’s common stock named therein (included as Exhibit 10.2 to the Registrant’s Form 8-K filed with the Commission on January 18, 2013 and incorporated herein by reference).

10.16*

Amended and Restated Employment and Severance Agreement, dated January 17, 2013, by and between the Registrant and Richard Koe (included as Exhibit 10.3 to the Registrant’s Form 8-K filed with the Commission on January 18, 2013 and incorporated herein by reference).

10.17*

Amended and Restated Employment and Severance Agreement, dated January 17, 2013, by and between the Registrant and Thomas Lim (included as Exhibit 10.4 to the Registrant’s Form 8-K filed with the Commission on January 18, 2013 and incorporated herein by reference).

10.18*

Employment Agreement, dated January 9, 2012, by and between Storycode, Inc. and James McDermott, as amended by the First Amendment to Employment Agreement, dated as of January 17, 2013, by and between Storycode, Inc. and James McDermott (filed herewith).

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

*Indicates management contracts or compensatory plans and arrangements filed pursuant to Item 601 of Regulation S-K under the Exchange Act.

†XBRL information is furnished and not filed for purposes of Section 11 and 12 of the Securities Act and Section 18 of the Exchange Act, and is not subject to liability under these sections, is not part of any registration statement or prospectus to which it relates and is not incorporated or deemed to be incorporated by reference into any registration statement, prospectus or other document.