Form 10-K
period 2013-03-31
TigerLogic CORP
filed 2013-07-11
CIK 820738

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

(Mark one)

☒      ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended March 31, 2013

or

☐         TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from              to

Commission File Number 000-16449

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
(Do not check if a smaller reporting company)

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).  YES ☐  NO ☒

The aggregate market value of the voting and non-voting common equity held by non-affiliates of the Registrant was $27,152,971 on September 30, 2012 based on the closing sale price of such stock as reported on The Nasdaq Capital Market on that date.

As of May 31, 2013, the registrant had 29,931,248 shares of its common stock outstanding.

DOCUMENTS INCORPORATED BY REFERENCE

None.

TIGERLOGIC CORPORATION

FISCAL YEAR 2013 FORM 10-K ANNUAL REPORT

PART I

IMPORTANT NOTE ABOUT FORWARD-LOOKING STATEMENTS. This Annual Report on Form 10-K contains forward-looking statements within the meaning of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended (the “Exchange Act”). These statements may generally be identified by the use of such words as “expect,” “anticipate,” “believe,” “intend,” “plan,” “will,” or “shall,” or the negative of those terms. We have based these forward-looking statements on our current expectations and projections about future events. Forward-looking statements involve certain risks and uncertainties and actual results may differ materially from those discussed in any such statement. Factors that could cause actual results to differ materially from such forward-looking statements include the risks described under the heading “Risk Factors” in Part I, Item 1A of this Annual Report on Form 10-K and elsewhere in this Annual Report on Form 10-K. The forward-looking statements contained in this Annual Report on Form 10-K include, but are not limited to statements about the following: (1) our future success, (2) our research and development efforts, (3) our future operating results and cash flow, (4) our ability to compete, (5) the markets in which we operate, (6) our revenue, (7) cost of license revenue and cost of service revenue, (8) our selling and marketing costs, (9) our general and administrative costs, (10) our research and development expenses, (11) the effect of critical accounting policies, (12) the possibility that we may seek to take advantage of opportunities in the equity and capital markets, (13) our belief that our existing cash balances combined with our cash flow from operating activities will be sufficient to meet our operating and capital expenditure requirements for the remainder of the fiscal year ending March 31, 2014 and through the foreseeable future, (14) our focus on the continued development and enhancement of new product lines, including social media content aggregation platform and applications, and identification of new and emerging technology areas and discussions with channel partners for the sale and distribution of the new product lines, (15) the effect of recent changes in tax laws on our financial statements, (16) our ability to successfully integrate recent acquisitions, and (17) the possibility that we may seek to take advantage of strategic acquisition or disposition opportunities. All forward-looking statements in this document are made as of the date hereof, based on information available to us as of the date hereof, and we assume no obligation to update any forward-looking statement.

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

On January 17, 2013, we completed our acquisition of Storycode, Inc, a privately held mobile application publishing company. Pursuant to the terms of the Agreement and Plan of Merger dated December 27, 2012, as amended (the “Merger Agreement”), Storycode became a wholly-owned subsidiary. In accordance with the Merger Agreement, we issued an aggregate of 1,696,329 shares of our common stock and may issue an additional 444,468 shares, subject to an 18-month holdback pursuant to the Merger Agreement, which holdback share number may be adjusted from time to time. We also substituted 822,320 options to purchase our common stock for options to purchase Storycode’s common stock. In addition, we made cash payments aggregating approximately $500,000, of which $100,000 was paid to Storycode during the quarter ended December 31, 2012 in the form of a bridge loan and applied to the purchase price at closing. See footnote 3-Business Acquisition for information regarding the fair value and allocation of total purchase consideration to the tangible and intangible net assets acquired. Since the closing of the acquisition, we began incorporating Storycode’s expertise in mobile application development, user experience, and design into our Postano social media visualization platform to create, what we believe, will be a new kind of social platform with unique mobile distribution capabilities. This new platform is being designed to allow brands to use original and fan-generated content to develop engaging experiences across the worldwide web, live events, and mobile environment.

Products

Our principal business consists of: 1) the design, development, sale, and support of software infrastructure; 2) a social media content aggregation and visualization platform; 3) Internet search enhancement tools; and 4) the design and development of mobile applications and digital publications. Our products allow customers to create and enhance flexible software applications for their own needs. Our database and rapid application development software may be categorized into the following product lines: Multidimensional Database Management Systems (“MDMS”) and Rapid Application Development (“RAD”) software tools. Many of our database software products are based on the proprietary Pick Universal Data Model (“Pick UDM”) and are capable of handling data from many sources. Our Postano product is a real-time social media content aggregation and visualization platform. Our Internet search enhancement tools include the yolink browser plug-in, yolink API for web sites, and yolink search plug-in for WordPress sites. Our Storycode business includes the design and hosting of mobile applications, and digital publishing solutions such as interactive e-books.

We primarily sell our database and rapid application development software products through established distribution channels consisting of original equipment manufacturers (OEMs), system integrators, specialized vertical application software developers and consulting organizations, as well as through our sales personnel. Our Internet search enhancement tools and social media content aggregation platform are generally sold through our sales personnel and web sites, as well as through co-marketing arrangements with third parties. Our Storycode mobile applications and digital publishing solutions are generally sold through our sales personnel. Outside the United States, we maintain direct sales offices in the United Kingdom, France and Germany. We generally license our database and rapid application development software on a per-CPU, per-server, per-port or per-user basis. We license our yolink products at prices based on usage measured in a variety of ways. We generally license our Postano platform on a time-based subscription basis. We may make both our yolink and Postano products available to users for free under certain circumstances. We generally sell our Storycode mobile application design and digital publishing services on a project fee basis, and charge monthly fees for hosting mobile applications. We also provide continuing software maintenance and support, and other professional services relating to our products, including consulting and training services. The majority of our revenue to date has been principally derived from MDMS and RAD software products.

In addition, one of the elements of our business strategy involves expansion through the acquisition of businesses, assets, products or technologies that allow us to complement our existing product offerings, expand our market coverage, or enhance our technological capabilities, such as the recent acquisition of Storycode. We continually evaluate and explore strategic opportunities as they arise, including business combination transactions, strategic partnerships, and the purchase or sale of assets, including tangible and intangible assets such as intellectual property.

TigerLogic Postano

Postano is a real-time social content aggregation and visualization platform, bringing together social media conversations and content streams from around the web. The Postano platform includes Postano Mobile, Postano Events, Postano Retail, Postano Social Hub, and the built-in Postano Monitoring dashboard capabilities. Postano aggregates social content across Twitter, Tumblr, Facebook, Instagram, Pinterest, and other social platforms. Within Postano, these content streams can be moderated, curated, analyzed, and then displayed in physical store locations, at events to increase brand awareness, on website social hubs to amplify engagement, and on hashtag campaign landing pages to create brand conversation and increase participation. Postano is designed primarily for commercial use, with pricing based on a number of factors, including the type of Postano, the number of Postanos, features, and support levels desired. Through March 31, 2013, revenue recognized from Postano products has not been significant.

TigerLogic Yolink

Yolink is a next-generation search enhancement technology that increases the effectiveness of search functionality across web sites and services. Yolink can search both structured markup, such as HTML, and binary code documents as well as unstructured, raw text documents by layering a common semantic model across them, and using this to organize and effect full-text searches across documents. Yolink searches behind links and through web sites to retrieve content based on keyword search terms. To facilitate the user’s review of search results, each keyword is highlighted with a unique color. This capability is especially useful for reviewing and searching through the many web pages that contain hundreds, if not thousands, of embedded hyperlinks. Yolink technology can be applied to many platforms and Internet delivery methodologies. Yolink application programming interfaces (known as APIs) allow developers to integrate yolink search technologies with their web sites, services or applications. Yolink is available for download at www.yolink.com. Through March 31, 2013, revenue recognized from the yolink search technology has not been significant.

Multi-dimensional Databases (MDMS)

Our MDMS products deliver a powerful development environment for today’s business-critical transactional applications. The MDMS product line consists of the D3 Database Management System (“D3”), which runs on popular operating systems, including IBM AIX, Linux and Windows, with data and applications being fully portable from one environment to another, and mvBase, a Multidimensional Database Management system that runs on Windows.

Built on the Multidimensional Database Model, our MDMS products are simplistic in structure but allow for complex definitions of data structures and program logic. This helps developers meet ever-changing business needs by providing the ability to rapidly build critical business applications in a fraction of the time as compared to other database environments. Our MDMS products are used by direct users and value added resellers who have developed various applications that serve a large variety of vertical markets, including manufacturing, distribution, healthcare, government, retail and transportation.

Version 9.1 of D3, released in February 2013, and version 3.1 of mvBase, released in March 2012, added enhanced security, licensing and additional enhancements to the .NET and Java APIs, providing developers a cost effective solution for developing applications utilizing Microsoft Visual Studio; and bundled support for Java, allowing development of applications utilizing Java. Version 9.1 of D3 for AIX, released to beta in January 2013, introduced the first 64-bit version of our MDMS products.

The MVS Toolkit, released in February 2012, enables developers to easily create and deploy Web Services for D3 and mvBase, exposing data stored in the MDMS via Web Services. The MVS Toolkit allows interaction with other applications in a Service Oriented Architecture (SOA) environment.

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

In June 2013, we released version 6.0 of Omnis Studio featuring major new enhancements to its JavaScript Client platform that enables developers to create and deploy highly interactive web and mobile enterprise applications for Android, iOS, BlackBerry, and Windows based devices, all from one code base. The JavaScript Client technology in Omnis Studio 6.0 achieves tighter integration with native device functionality, resulting in a richer and more engaging mobile experience for end users. Omnis Studio 6.0 uses scripting compatible with HTML5 and CSS3 to enable support for all popular browsers and devices, including tablets, smartphones, desktops, and web-enabled TVs. Omnis-based applications are developed once and deployed to any device, on any platform, with no plug-in installation required.

Technical Support

Many of our products are used by our customers to build and deploy applications that may become a critical component of their business operations. As a result, continuing to provide customers with technical support services is an important element of our business strategy. Customers who participate in our support programs receive periodic maintenance and upgrade releases on a when-and-if available basis and direct technical support when required.

Sales and Distribution

In the United States, we sell our MDMS and RAD products through established distribution channels consisting of OEMs, system integrators, specialized vertical application software developers and consulting organizations, as well as through our sales personnel. We sell our Postano, yolink, and Storycode products through our sales personnel and web sites, as well as through co-marketing arrangements with third parties. Outside the United States, we maintain direct sales offices in the United Kingdom, France and Germany. Approximately 28%, 31%, and 31% of our revenue came from sales through our offices located outside the United States for the fiscal years ended March 31, 2013, 2012 and 2011, respectively.

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

Customers

Our MDMS and RAD customers may be classified into two general categories:

•                  Independent Software Vendors and Software Developers. The majority of our revenue is derived from independent software vendors, who typically develop their own vertical application software that they sell as a complete package to end user customers. This category includes value added resellers (“VARs”) and software-consulting companies that provide contract programming services to their customers.

•                  Corporate Information Technology (“IT”) Departments.

Target customers for Postano are primarily innovative brands who are active in social media channels and who want a platform to aggregate social media conversations and content streams into engaging experiences for events, retail spaces, websites, mobile apps, and executive dashboards. The target customers for our yolink products include companies, bloggers, and individual users who want to enhance their search capabilities. For each of the three years ended March 31, 2013, 2012 and 2011, no single customer accounted for more than 10% of our revenue.

Research and Development

We have devoted significant resources to the research and development of our products and technology. We believe that our future success will depend largely on strong development efforts with respect to both our existing and new products. These development efforts have resulted in updates and upgrades to existing MDMS and RAD products and the launch of new products including the Postano social media and yolink search technology product lines. New product updates and upgrades in our MDMS, RAD, and Postano product lines are currently in progress. We expect to continue our research and development efforts in all product lines for the foreseeable future. We intend for these efforts to improve our future operating results and increase cash flow. However, such efforts may not result in additional new products or revenue, and we can make no assurances that any announced products or future products will be successful.  We spent approximately $5.2 million, $5.9 million, and $6.0 million on research and development in fiscal years 2013, 2012, and 2011, respectively.

Competition

The application development tools software market is rapidly changing and intensely competitive. Our MDMS products compete with products developed by companies such as Oracle, Microsoft, and Rocket Software. Our RAD products currently encounter competition from several direct competitors, including Microsoft, and competing development environments, including JAVA. Our Postano social media visualization product competes with products developed by companies such as Facebook and Twitter, as well as a number of smaller companies in the emerging social media marketplace. Direct competitors of our yolink search technology include Google, Yahoo, Microsoft, AOL, and Ask, as well as a number of smaller companies with products that directly and indirectly compete with our yolink search technology. Direct competitors of our Storycode technology include companies such as Salesforce and Oracle. Most of our competitors have significantly more financial, technical, marketing, and other resources than we do. As a result, our competitors may be able to respond more quickly to new or emerging technologies, evolving markets and changes in customer requirements, and may devote greater resources to the development, promotion, and sale of their products. We believe that our ability to compete in the various product markets depends on factors both within and outside our control, including the timing of release, performance and price of new products developed by both us and our competitors. Although we believe that we currently compete favorably with respect to most of these factors, we may not be able to maintain our competitive position against current and potential competitors, especially those with greater resources.

We continue to focus on growth in new market opportunities, such as the mobile applications for our Postano platform, while also continuing to meet the needs of our loyal customer base by investing in the development of new upgrades and updates for our existing MDMS and RAD product lines. While we have experienced lower license revenue for our MDMS and RAD product lines, we believe that our relatively stable services revenue and prudent management of expenditures will continue to provide sufficient working capital balances to fund new product initiatives aimed at increasing stockholder value.

Intellectual Property and Other Proprietary Rights

We rely primarily on a combination of trade secret, patent, copyright and trademark laws and contractual provisions to protect our intellectual property and proprietary rights. Our trademarks include TigerLogic, Postano, yolink, Raining Data, Pick, D3, Omnis, Omnis Studio, mvEnterprise, mvBase, mvDesigner, and Storycode, among others. We have eleven issued U.S. patents and six pending U.S. patent applications as of March 31, 2013.

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

Employees

At March 31, 2013, we had 101 employees worldwide of which 73 were in the United States and 28 were in our international offices. Of the 101 employees, 95 are full-time and approximately 36% are in research and development, 22% in technical support, 27% in sales and marketing and 15% in general and administrative functions. None of our employees are represented by a labor union, and we consider our employee relations to be good. Competition for qualified personnel in our industry is intense. We believe that our future success will continue to depend, in part, on our continued ability to attract, hire and retain qualified personnel.

Executive Officers

The following sets forth certain information regarding our executive officers as of March 31, 2013:

Name	Age	Position(s)

Richard W. Koe	56	President and Chief Executive Officer
Thomas Lim	44	Chief Financial Officer, VP of Finance, and Secretary
Gerald F. Chew*	53	Senior Vice President, Corporate and Product Development
James N. McDermott*	56	Senior Vice President, Mobile and Social
John H. Bramley	56	Vice President, Operations
Cliff Torng	50	Vice President, Marketing

*Mr. Chew and Mr. McDermott resigned from their officer positions subsequent to March 31, 2013 and effective July 31, 2013 and May 31, 2013, respectively.

Mr. Koe was appointed Interim President and Chief Executive Officer on February 26, 2009. In connection with the acquisition of Storycode in January 2013, Mr. Koe’s title was modified to eliminate the “interim” references, and he continues to serve as our President and Chief Executive Officer. Mr. Koe joined the Board of Directors in January 2003 and has served as Chairman since December 2004. Mr. Koe has served as Managing General Partner for Astoria Capital Partners, L.P.(“Astoria”) and Montavilla Partners, L.P., both of which are investment partnerships, and as President of Astoria Capital Management (“ACM”), since July 1991. Astoria holds a majority of our outstanding common stock. Mr. Koe is the sole member of the Stock Committee, a subcommittee of the Board. Mr. Koe holds a B.A. in History from the University of Oregon. Mr. Koe has significant executive leadership experience having served as President of ACM, and Managing General Partner for Astoria and Montavilla Partners, L.P., for over 20 years. This experience, combined with over 11 years relationship with us as a major shareholder, and over 9 years of service on our Board of Directors, including as Chairman, uniquely qualify Mr. Koe to serve as our President and Chief Executive Officer.

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

Mr. Chew has served as our Senior Vice President, Corporate and Product Development since September 2011 and resigned from that position effective July 31, 2013, while remaining a member of the Board. Mr. Chew joined the Board in July 1998. Since October 2003, Mr. Chew has served as Managing Director of Bridgetown Associates LLC, an investment advisory firm. From September 2008 to June 2010, Mr. Chew served as a Senior Vice President at IHS, Inc. (NYSE: IHS), a leading global source of critical information and insight. Mr. Chew served as President and Chief Operating Officer of MDSI Mobile

Data Solutions Inc. (Nasdaq: MDSI), a provider of mobile workforce management solutions, from April 2001 to March 2002 and served as a director of MDSI from 1995 until April 2001. Mr. Chew holds a B.S. in Electrical Engineering from the University of California, Davis and an M.B.A. from the Amos Tuck School of Business Administration at Dartmouth College. Mr. Chew is also an advisor to several private companies. Until joining us as an employee in September 2011, Mr. Chew served as Chairman of the Audit Committee and served on the Compensation Committee and the Nominating and Corporate Governance Committee. The Board believes Mr. Chew’s extensive senior executive experience in publicly listed technology companies, combined with his 14 years of service as a director on our Board, qualify Mr. Chew to continue to serve as our director.

Mr. McDermott was appointed as our Senior Vice President, Mobile and Social, in January 2013, following our acquisition of Storycode, Inc., a mobile applications software company and resigned from the Company on May 31, 2013. Mr. McDermott served as Chief Executive Officer of Storycode from January 2012 to January 2013.  Mr. McDermott served as the Vice President, Business Development, General Counsel and Secretary of Webtrends Inc., an analytics and optimization software company from May 2006 to January 2012.  Mr. McDermott was a corporate and securities attorney at Ater Wynne LLP from May 2004 to May 2006 and an adjunct professor at Portland State University’s MBA program from 2005 until 2011.  Mr. McDermott holds a B.A. in literature and history from the University of California, Irvine and a J.D from the University of California, Hastings.

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

Mr. Torng has served as our Vice President of Marketing since June 2011. Prior to joining TigerLogic, from June 2010 to March 2011, Mr. Torng served as the Senior Vice President of U.S. Marketing and Advertising for Ralph Lauren, Inc., a leading fashion brand and retailer. From November 2008 to February 2010, Mr. Torng served as Executive Vice President, Chief Marketing Officer for Movie Gallery, Inc., a video rental and specialty gaming retail chain. From May 1996 to October 2008, Mr. Torng served in a variety of roles, the last being Director of Marketing for the Jordan brand, for Nike, Inc., a leading sports brand manufacturer and retailer. From September 1991 to April 1996, Mr. Torng held a variety of roles for Saatchi & Saatchi Advertising, Asia Pacific, the last role being Executive Director, North Asia. Mr. Torng holds a B.A. in English from Cornell University and an MBA from Cornell University’s Johnson Graduate School of Management.

On June 3, 2013, the Board of Directors of the Company appointed Thomas O’Keefe, 46, as our Senior Vice President, Mobile and Social, replacing Mr. McDermott who resigned from the Company on May 31, 2013. Mr. O’Keefe joined us earlier this year as Senior Vice President of Sales and Services. In addition, the Board appointed Justin Garrity, 40, who joined the Company as part of the acquisition of Storycode, Inc., as our Senior Vice President, Product and Marketing.

ITEM 1A.                           Risk Factors

We operate in a rapidly changing environment that involves numerous risks and uncertainties. A description of the risks and uncertainties associated with our business is set forth below. You should carefully consider such risks and uncertainties, together with the other information contained in this Annual Report on Form 10-K for the fiscal year ended March 31, 2013 and in our other public filings. If any of such risks and uncertainties actually occurs, our business, financial condition or operating results could differ materially from the plans, projections and other forward-looking statements included in the section titled “Management’s Discussion and Analysis of Financial Condition and Results of Operations” and elsewhere in this report and in our other public filings. In addition, if any of the following risks and uncertainties, or if any other risks and uncertainties, actually occurs, our business, financial condition or operating results could be harmed substantially, potentially causing the market price of our stock to decline, perhaps significantly. The following section lists some, but not all, of these risks and uncertainties that may have a material adverse effect on our business, financial condition or results of operation.

IF WE DO NOT DEVELOP NEW PRODUCTS, ENHANCE EXISTING PRODUCTS TO KEEP PACE WITH RAPIDLY CHANGING TECHNOLOGY AND INDUSTRY STANDARDS, AND SUCCESSFULLY INTEGRATE ACQUIRED PRODUCTS AND TECHNOLOGIES, OUR REVENUE MAY DECLINE.

We have devoted significant resources to the research and development, as well as acquisitions, of products and technologies. We believe that our future success will depend in large part on strong research and development efforts with respect to both our existing and new products, as well as the integration of newer technologies. We have made extensive efforts to leverage our Pick UDM and core intellectual property to create new product lines, including our yolink search technology and our Postano social media visualization platform, which we have enhanced by incorporating Storycode’s expertise in mobile application development, user experience, and design to create, what we believe, will be a new kind of social platform with mobile distribution capabilities.

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

• We may have difficulties in: (i) managing an acquired company’s technologies or lines of business or (ii) entering new markets where we have no or limited direct prior experience or where competitors may have stronger market positions;

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

• To the extent that we issue a significant amount of equity securities in connection with future acquisitions, existing stockholders may be diluted and earnings per share may decrease; and

• We are required to account for our acquisitions pursuant to U.S. generally accepted accounting principles, including recording goodwill and intangible assets that are subject to impairment testing on a regular basis and potential periodic impairment charges, incurring amortization expenses related to certain intangible assets, incurring write-offs, restructuring or other related expenses and accounting for arrangements that we assume from an acquisition.

Mergers, acquisitions, and dispositions of high-technology companies are inherently risky and subject to many factors outside of our control. No assurance can be given that our previous or future acquisitions or dispositions will be successful and will not materially adversely affect our business, results of operations, financial condition or cash flows. Failure to manage and successfully integrate acquisitions could materially harm our business and operating results. Even when an acquired company has already developed and marketed products, there can be no assurance that product enhancements will be made in a timely fashion or that pre-acquisition due diligence will have identified all possible issues that might arise with respect to such products. In addition, accounting for acquisitions may result in charges during a particular quarter, causing variability in our quarterly earnings. Our effective tax rate for future periods is uncertain and could be impacted by mergers and acquisitions.

OUR FAILURE TO COMPETE EFFECTIVELY MAY HAVE AN ADVERSE IMPACT ON OUR OPERATING RESULTS.

The market for our products is highly competitive, diverse and subject to rapid change. Our products and services compete on the basis of the following key characteristics: performance; inter-operability; scalability; functionality; reliability; pricing; post sale customer support; quality; compliance with industry standards; and overall total cost of ownership. The application development tools software market is rapidly changing and intensely competitive. Our MDMS products compete with products developed by companies such as Oracle, Microsoft and Rocket Software. Our RAD products currently encounter competition from several direct competitors, including Microsoft, and competing development environments, including JAVA. Direct competitors of our Postano social media visualization product include Facebook and Twitter, as well as numerous smaller companies in the emerging social media marketplace. Direct competitors of our yolink search technology include Google, Yahoo, Microsoft, AOL and Ask, as well as a number of smaller companies with products that directly and indirectly compete with our yolink search technology. Direct competitors of our Storycode business include companies such as Salesforce and Oracle. Additionally, as we expand our business and integrate acquired products and technologies, we expect to compete with a different group of companies, including smaller, highly focused companies offering single products.

The strong competition we face in the sales of our products and services, and general economic and business conditions, can put pressure on us to change our prices. If our competitors offer deep discounts on certain products or services, or develop products that the marketplace considers more valuable, we may need to lower prices or offer other favorable terms in order to compete successfully. Any such changes may reduce margins and could adversely affect our operating results and cash flows.

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

ADVERSE ECONOMIC CONDITIONS COULD CONTINUE TO HARM OUR BUSINESS.

Our operations and performance depend significantly on global economic conditions. Instability in the global credit markets, including European economic and financial turmoil related to sovereign debt issues in certain countries, may continue to put pressure on global economic conditions. If economic conditions remain uncertain in key markets, including without limitation the United States and Western Europe where we derive a majority of our revenue, we will continue to experience adverse impacts on our business, operating results, and financial condition. Unfavorable changes in economic conditions, including recession, rising inflation, diminished credit availability, declining valuation of investments or other changes in economic conditions have resulted in lower information technology spending and have adversely affected our revenue. For example, current or potential customers may have been unable to fund software purchases, potentially causing them to delay, decrease or cancel purchases of our products and services or to not pay us or to delay paying us for previously purchased products and services. Further, since we generally license our MDMS and RAD software on a per-CPU, per-server, per-port or per-user basis, any decrease in CPUs, servers, ports or users by our customers would result in a decrease in our revenue. These and other economic factors could continue to have a material adverse effect on demand for our products and services and on our financial results.

WE HAVE A HISTORY OF LOSSES AND MAY CONTINUE TO INCUR SIGNIFICANT LOSSES IN THE FUTURE.

We incurred net losses of approximately $2.9 million and $3.5 million for the fiscal years ended March 31, 2013 and 2012, respectively. We had an accumulated deficit of approximately $111.7 million as of March 31, 2013. We may continue to incur significant losses in the future for a number of reasons, including uncertainty as to: (i) the level of our future revenues; (ii) our efforts to monetize newer technologies we have developed, including Postano and yolink; and (iii) our efforts to integrate acquired products and technologies. We plan to continue to pursue strategic opportunities, including investment in new product development, and evaluation of strategic acquisitions and dispositions of assets and technologies. Forecasting our revenues and profitability for these new business models is inherently uncertain and volatile. We will need to generate significant increases in our revenues to achieve and maintain profitability, particularly given the current small size of our business relative to the costs associated with being a public reporting company. If our revenue fails to grow or grows more slowly than we currently anticipate or our operating expenses exceed our expectations, our losses would significantly increase which could harm our business and operating results.

OUR PRODUCTS HAVE A LONG SALES CYCLE WHICH COULD RESULT IN DELAYS IN THE RECOGNITION OF REVENUE.

The sales cycle for our MDMS and RAD products typically ranges from three to nine months or longer. Our products are typically used by application developers, system integrators and value added resellers to develop applications that are critical to their end user’s business. Because our products are often part of an end user’s larger business process, re-engineering initiative, or implementation of client/server or web-based computing, the end users frequently view the purchase of our products as part of a long-term strategic decision regarding the management of their workforce-related operations and expenditures. Thus, this sometimes results in end users taking a significant period of time to assess alternative solutions by competitors or to defer a purchase decision as a result of an unrelated strategic issue beyond our control. The adoption cycle for our yolink search technology and Postano social media visualization platform is anticipated to be long since the search and social media markets currently have much larger direct competitors such as Google, Yahoo, Microsoft, AOL, Ask, and Facebook and Twitter, respectively. As a result, a significant period of time may elapse between our research and development efforts and recognition of revenue, if any.

THE CONCENTRATION OF OUR STOCK OWNERSHIP GIVES CERTAIN STOCKHOLDERS SIGNIFICANT CONTROL OVER OUR BUSINESS.

As of May 31, 2013, Astoria beneficially owned approximately 49.8% of our outstanding common stock. Richard W. Koe, Chairman of the Board of Directors and our President and Chief Executive Officer, serves as the Managing General Partner for Astoria Capital Management, Inc., a general partner of Astoria. This concentration of stock ownership allows Astoria, acting alone, to potentially block or delay any actions that require approval of our stockholders, including the election of members to our Board of Directors and the approval of significant corporate transactions. Moreover, this concentration of ownership may delay or prevent a change in control.

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

THE SUCCESS OF OUR BUSINESS DEPENDS IN PART UPON OUR ABILITY TO RECRUIT AND RETAIN KEY PERSONNEL AND MANAGEMENT.

Mr. Koe was appointed Interim President and Chief Executive Officer in February 2009, and in connection with the acquisition of Storycode in January 2013, Mr. Koe’s title was modified to eliminate the “interim” references, and he continues to serve as our President and Chief Executive Officer. The loss of one or more of our executives could adversely affect our business. In addition, we have in the past restructured or made other adjustments to our workforce in response to management changes, product changes, performance issues, acquisitions and other internal and external considerations. Workforce restructurings could result in a temporary lack of focus and reduced productivity, negatively affecting our revenues.

We believe that our future success will depend to a significant extent on our ability to recruit, hire and retain highly skilled management and employees with experience in engineering, product management, business development, sales, marketing and customer service. For example, on June 3, 2013, we announced the appointment of Thomas O’Keefe as our Senior Vice President, Mobile and Social, to replace James McDermott, who left our company to pursue other interests. In addition, we appointed Justin Garrity, who joined us as part of the acquisition of Storycode, Inc., as our Senior Vice President, Product and Marketing. Also on June 3, 2013, our Board of Directors accepted the resignation of Gerald S. Chew from the position of Senior Vice President, Corporate and Product Development, effective July 31, 2013. Mr. Chew will continue to serve as a director where he has served since joining our Board in 1998. Competition for such personnel in the software industry can be intense, and there can be no assurance that we will be successful in attracting and retaining such personnel. If we are unable to do so, we may experience inadequate levels of staffing to develop and license our products and perform services for our customers, adversely affecting our business.

THE INABILITY TO PROTECT OUR INTELLECTUAL PROPERTY COULD HARM OUR ABILITY TO COMPETE.

Our ability to compete successfully will depend, in part, on our ability to protect our proprietary technology and operations without infringing upon the rights of others. We may fail to do so. We rely primarily on a combination of patent, trade secret, copyright and trademark laws and contractual provisions to protect our intellectual property and proprietary rights. Our trademarks include TigerLogic, Postano,  yolink, Pick, D3, Omnis, Omnis Studio, mvEnterprise, mvBase, mvDesigner, and Storycode, among others. We have eleven issued U.S. patents and six pending U.S. patent applications as of March 31, 2013. Although we have been issued numerous patents and other patent applications are currently pending, there can be no assurance that any of these patents or other proprietary rights will not be challenged, invalidated, or circumvented or that our rights will, in fact, provide competitive advantages to us. In addition, there can be no assurance that patents will be issued from pending applications or that claims allowed on any patents will be sufficiently broad to protect our technology. Further, the laws of some foreign countries may not protect our proprietary rights to the same extent as do the laws of the United States. The outcome of any actions taken in these foreign countries may be different than if such actions were determined under the laws of the United States. Although we are not dependent on any individual patents or group of patents for particular segments of the business for which we compete, if we are unable to protect our proprietary rights to the totality of the features (including aspects of products protected other than by patent rights) in a market, we may find ourselves at a competitive disadvantage to others who need not incur the substantial expense, time, and effort required to create innovative products. In addition to trademark and copyright protections, we generally license our products to end users on a “right to use” basis pursuant to license agreements that restrict use of products to a specified number of users or a specified usage.

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

OUR PRODUCTS MAY CONTAIN SOFTWARE DEFECTS POTENTIALLY HARMING OUR BUSINESS.

Our enterprise applications development software, search technology, social media, and mobile application and digital publication products may contain undetected errors or failures. This includes our higher risk yolink and Postano products because they are in the early stages of the product life cycle, and especially our recently acquired Storycode business. This may result in loss of, or delay in, customer acceptance of our products and could harm our reputation and our business. Undetected errors or failures in computer software programs are not uncommon.

The detection and correction of any security flaws can be time consuming and costly. Errors in our software products could affect the ability of our products to work with other hardware or software products, could delay the development or release of new products or new versions of products and could adversely affect market acceptance of our products, including products integrated with our acquired technologies. If we experience errors or delays in releasing new products or new versions of products, we could lose revenues. End users who rely on our products and services for applications that are critical to their businesses may have a greater sensitivity to product errors and security vulnerabilities than customers for software products generally. Software product errors and security flaws in our products or services could expose us to product liability, performance or warranty claims as well as harm our reputation, which could impact our future sales of products and services.

IF ASTORIA OR OTHER SECURITIES HOLDERS REQUEST REGISTRATION OF THEIR RESTRICTED SECURITIES, OR THESE SECURITIES HOLDERS SELL A SUBSTANTIAL AMOUNT OF RESTRICTED SECURITIES IN THE OPEN MARKET, OUR STOCK PRICE MAY DECLINE.

As of May 31, 2013, we had 29,931,248 outstanding shares of common stock, of which approximately 15 million shares were restricted securities held by Astoria and other holders. Restricted securities may be sold in the public market only if they are registered or if they qualify for an exemption from registration promulgated under the Securities Act. At present, all of our outstanding restricted securities may be registered or are eligible for public sale under Rule 144, subject to volume limitations and other requirements of Rule 144.

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

OUR GLOBAL OPERATIONS EXPOSE US TO ADDITIONAL RISKS AND CHALLENGES ASSOCIATED WITH CONDUCTING BUSINESS INTERNATIONALLY.

We operate on a global basis with offices or distributors in Europe, Africa, Asia, Latin America, South America, Australia and North America and development efforts in North America and Europe. Approximately 28% of our revenue for the fiscal year ended March 31, 2013 was generated from our international offices. We face several risks inherent in conducting business internationally, including but not limited to the following:

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

ITEM 1B.                          Unresolved Staff Comments

Not applicable.

ITEM 2.                                    Properties

We currently lease approximately 15,000 square feet of office space in Irvine, California. The lease commenced in March 2010 with a 68-month term ending in October 2015, and provides for a base monthly rent of approximately $18,000 for the first year, with annual escalations to approximately $25,000 for the final year. The facility accommodates our engineering, technical support, sales, marketing, and general and administrative personnel.

Effective May 1, 2010, we entered into a three-year term lease for approximately 4,500 square feet of office space in Mountain View, California. Total base rent over the three-year term ending April 30, 2013 is approximately $408,000. On May 1, 2012, we amended the lease to extend the term for an additional three years through April 30, 2016, with total base rent over the additional three-year term of approximately $450,000.

Effective April 1, 2011, we entered into a 49-month term lease for approximately 7,500 square feet of office space in Portland, Oregon. Total based rent over the 49-month term is approximately $321,000.

We own a building consisting of approximately 5,900 total square feet located on approximately six acres of land in Suffolk, England. The facility houses engineering, marketing, technical support, and administrative personnel. We also lease a sales and support office in France and Germany.

We believe that our facilities are suitable and adequate for our current needs.

ITEM 3.                                   Legal Proceedings

We are subject from time to time to litigation, claims and suits arising in the ordinary course of business. There were no ongoing material legal proceedings as of March 31, 2013.

ITEM 4.                                    Mine Safety Disclosures

Not applicable.

PART II

ITEM 5.                                   Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities

Market Information

Our common stock is traded on the Nasdaq Capital Market under the symbol “TIGR.”

The following table sets forth the high and low closing prices for our common stock for the periods indicated, as reported by Nasdaq:

	High	Low

Fiscal year 2012
First Quarter	$4.85	$4.00
Second Quarter	$4.18	$2.73
Third Quarter	$2.71	$1.98
Fourth Quarter	$2.47	$2.08

	High	Low

Fiscal year 2013
First Quarter	$2.30	$1.98
Second Quarter	$2.18	$1.57
Third Quarter	$2.18	$1.60
Fourth Quarter	$2.35	$1.81

On March 31, 2013, the closing price for our common stock on the Nasdaq Capital Market was $1.92 and there were approximately 133 holders of record of our common stock.

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

Recent Sales of Unregistered Securities

Other than previously disclosed issuance of shares in connection with the Storycode acquisition in January 2013, there were no sales of unregistered securities during fiscal year 2013.

Purchases of Equity Securities by the Issuer and Affiliated Purchasers

There were no repurchases of shares during the fourth quarter of fiscal year 2013.

ITEM 6.                                   Selected Financial Data

We are a smaller reporting company and are not required to provide the information required by this item.

ITEM 7.                                   Management’s Discussion and Analysis of Financial Condition and Results of Operations

The section entitled “Management’s Discussion and Analysis” set forth below contains forward-looking statements within the meaning of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended (the “Exchange Act”). These statements may generally be identified by the use of such words as “expect,” “anticipate,” “believe,” “intend,” “plan,” “will,” or “shall,” or the negative of those terms. We have based these forward-looking statements on our current expectations and projections about future events. Forward-looking statements involve certain risks and uncertainties and actual results may differ materially from those discussed in any such statement. Factors that could cause actual results to differ materially from such forward-looking statements include the risks described under the heading “Risk Factors” in Item 1A of this Annual Report on Form 10-K and, elsewhere in this Annual Report on Form 10-K. The forward-looking statements contained in this Annual Report on Form 10-K include, but are not limited to statements about the following: (1) our future success, (2) our research and development efforts, (3) our future operating results and cash flow, (4) our ability to compete, (5) the markets in which we operate, (6) our revenue, (7) cost of license revenue and cost of service revenue, (8) our selling and marketing costs, (9) our general and administrative expenses (10) our research and development expenses, (11) the effect of critical accounting policies,(12) the possibility that we may seek to take advantage of opportunities in the equity and capital markets, (13) our belief that our existing cash balances will be sufficient to meet our operating and capital expenditure requirements through the foreseeable future, (14) our focus on the continued development and enhancement of new product lines, including social media content aggregation platform and applications, and identification of new and emerging technology areas and discussions with channel partners for the sale and distribution of new product lines, (15) the effect of recent changes in tax laws on our financial statements, (16) our ability to successfully integrate recent acquisitions, and (17) the possibility that we may seek to take advantage of strategic acquisition or disposition opportunities. All forward-looking statements in this document are made as of the date hereof, based on information available to us as of the date hereof, and we assume no obligation to update any forward-looking statement.

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

On an on-going basis, we evaluate our estimates, including those related to revenue recognition and accounting for goodwill and intangible assets. We base our estimates on historical experience and on various other assumptions that we believe to be reasonable under the circumstances. Actual results may differ from these estimates under different assumptions or conditions.

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

Revenue attributable to an element in a customer arrangement is recognized when persuasive evidence of an arrangement exists and delivery has occurred, provided the fee is fixed or determinable, collectability is probable and the arrangement does not require significant customization of the software. If, at the outset of the customer arrangement, we determine that the arrangement fee is not fixed or determinable, we defer the revenue and recognize the revenue when the arrangement fee becomes due and payable. Service revenue relates primarily to consulting services, maintenance and training. Maintenance revenue is initially deferred and then recognized ratably over the term of the maintenance contract, typically 12 months. Consulting and training revenue is recognized as the services are performed and is usually calculated on a time and materials basis. Such services primarily consist of implementation services related to the installation of our products and do not include significant customization to, or development of, the underlying software code. We do not have price protection programs, conditional acceptance agreements, and sales of our products are made without right of return. For contracts that require significant modification or customization to the software in accordance with customers’ specifications, we recognize revenue using the completed-contract method. Under this method, revenue and expenses are deferred until customer acceptance of the finished product occurs. There was no revenue recognized using the completed-contract method for fiscal years 2013, 2012 or 2011.

BUSINESS COMBINATION AND GOODWILL. We have entered into certain acquisitions, and in the future may make further acquisitions. The application of the purchase method of accounting for business combinations requires the use of significant estimates and assumptions in the determination of the fair value of assets acquired and liabilities assumed in order to properly allocate the purchase price consideration between depreciable assets, assumed liabilities, intangibles, and goodwill. Our estimates of the fair values of assets and liabilities acquired are based upon assumptions that we believe to be reasonable and include assistance from independent third-party appraisal firms. When equity instruments are issued as part of the purchase price consideration, we measure them at fair value as of the date of the acquisition.

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

Intangible assets with finite useful life are amortized using the straight-line method over their estimated period of economic benefit. Our intangible assets were acquired in connection with our acquisition of Storycode, Inc. on January 17, 2013. We estimate that our technology intangible asset has a useful life of seven years and our trade and domain  names intangible asset has a useful life of ten years. We evaluate our intangible assets for impairment whenever events and change in circumstances occur which may warrant revised estimate of useful lives or recognition of an impairment loss.

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

	Year Ended			Year Ended			Year Ended
	March 31, 2013			March 31, 2012			March 31, 2011
	Results	% of Net Revenues	Percent Change	Results	% of Net Revenues	Percent Change	Results	% of Net Revenues
	(In thousands)			(In thousands)			(In thousands)
Net revenues
Licenses	$3,881	30%	-2%	$3,974	30%	-9%	$4,378	32%
Services	8,959	70%	-4%	9,372	70%	1%	9,292	68%
Total net revenues	12,840	100%	-4%	13,346	100%	-2%	13,670	100%
Operating expenses
Cost of revenues:
Cost of license revenues (as a % of license revenues)	23	1%	77%	13	0%	-24%	17	0%
Cost of service revenues (as a % of service revenues)	1,682	19%	-8%	1,823	19%	6%	1,714	18%
Selling and marketing	4,515	35%	-13%	5,202	39%	12%	4,637	34%
Research and development	5,248	41%	-11%	5,887	44%	-1%	5,956	44%
General and administrative	3,953	31%	4%	3,806	29%	-9%	4,175	31%
Acquisition related costs	288	100%	100%	—	0%	0%	—	0%
Total operating expenses	15,709	122%	-6%	16,731	125%	1%	16,499	121%
Operating loss	(2,869)	-22%	-15%	(3,385)	-25%	20%	(2,829)	-21%
Other income (expense)-net	4	0%	-106%	(64)	0%	6300%	(1)	0%
Loss before income taxes	(2,865)	-22%	-17%	(3,449)	-26%	22%	(2,830)	-21%
Income tax provision (benefit)	77	1%	-21%	98	1%	-34%	149	1%
Net loss	$(2,942)	-23%	-17%	$(3,547)	-27%	19%	$(2,979)	-22%

NET REVENUE. Our revenue is derived principally from two sources: fees from software licensing and fees for post contract technical support. We generally license our database and rapid application development software primarily on a per-CPU, per-server, per-port or per-user basis. Therefore, the addition of CPUs, servers, ports or users to existing systems increases our revenue from our installed base of licenses. Similarly, the reduction of CPUs, servers, ports or users from existing systems decreases our revenue from our installed base of customers. The timing of orders and customer ordering patterns has resulted in fluctuations in license revenue between quarters and year-to-year. Total revenue decreased by $0.5 million or 4% for fiscal year 2013, and decreased by $0.3 million or 2% for fiscal year 2012  when compared with the same periods in prior years. The decrease in license revenue in fiscal year 2013 of approximately $0.1 million or 2% , and in fiscal year 2012 of $0.4 million or 9% was primarily due to lower orders of licenses and upgrades from our existing customer base as fewer new users were added. Service revenue in fiscal year 2013 decreased $0.4 million or 4% due to lower professional service revenue and non renewal of certain customer contracts this year compared to prior year. The slight increase in service revenue in fiscal year 2012 of approximately $0.1 million or 1% when compared to fiscal year 2011 was primarily due to higher professional services provided.

We have been actively developing and marketing our newer product lines, including our Postano social media visualization platform and yolink technology. Revenue from these new products has not been significant for the fiscal years ended March 31, 2013 and 2012, and no revenue was recognized in fiscal year 2011. While we are committed to research and development efforts that are intended to allow us to penetrate new markets and generate new sources of revenue, such efforts may not result in additional products, services or revenue. We can give no assurances as to customer acceptance of any new products or services, or the ability of the current or any new products and services to generate revenue. On January 17, 2013, we completed our acquisition of Storycode, Inc. Revenue from Storycode for the approximate two and one-half month period was not significant.

OPERATING EXPENSES

COST OF LICENSE REVENUE. Cost of license revenue is comprised of direct costs associated with software license sales including software packaging, documentation, physical media costs, amortization of intangible assets, and royalties. Cost of license revenue increased by $10,000 or 77% for fiscal year ended March 31,2013 mainly due to amortization expense of approximately $15,000 for the technology intangible assets acquired from the Storycode acquisition on January 17, 2013, partially offset by lower royalty costs relating to lower sales of certain Pick products. Cost of license revenue decreased by $4,000 or 24% for fiscal year ended March 31, 2012  when compared with same period in prior year primarily due to lower royalty costs from lower sales of certain Pick products.

COST OF SERVICE REVENUE. Cost of service revenue includes primarily personnel costs relating to consulting, technical support and training services. Cost of service revenue for fiscal year 2013 decreased $0.1 million or 8% from the same period in the prior year due to lower personnel costs relating to the consolidation of our offices in the United Kingdom in the prior year, and lower stock compensation expense due to fully amortized options issued in the previous year. Cost of service revenue for the fiscal year 2012 increased $0.1 million or 6% when compared to the same period in prior year due to higher stock compensation expense for new stock options issued at the beginning of the fiscal year 2012, and higher travel and training expenses.

SELLING AND MARKETING. Selling and marketing expense consists primarily of salaries, benefits, advertising, trade shows, travel and overhead costs for our sales and marketing personnel. Selling and marketing expense for the fiscal year 2013 decreased approximately $0.7 million or 13% mainly due to lower stock compensation expense of approximately $0.2 million for fully amortized options issued in prior years, lower marketing and consulting expense of approximately $0.3 million, and lower personnel expense of approximately $0.2 million. Selling and marketing expense for the fiscal year 2012 increased approximately $0.6 million or 12% when compared to the same period in the prior year. The increase was due to higher personnel cost of approximately $0.4 million from added headcount, higher marketing expenses relating to the Postano product of approximately $0.1 million, and higher lease expense for our office in Portland of approximately $0.1 million due to a new lease which became effective at the beginning of the fiscal year 2012.

We anticipate that selling and marketing costs related to our Postano product lines may increase as we incorporate Storycode’s expertise in user experience and design services, further develop the sales channels for these products, and as customer acceptance of  these products increases.

RESEARCH AND DEVELOPMENT. Research and development expense consists primarily of salaries and other personnel-related expenses and overhead costs for engineering personnel, including employees in the United States and the United Kingdom and contractors in the United States. Research and development expense for the fiscal year 2013 decreased $0.6 million or 11% when compared to the same period in the prior year mainly due to lower personnel cost of approximately $0.5 million from lower headcount in our US office, lower consulting and outside support expense of approximately $0.1 million as we terminated services for certain products, and lower stock compensation expense of approximately $0.1 million due to fully amortized options issued in prior years, offset by approximately $0.2 million in personnel costs from the acquisition of Storycode, Inc. completed on January 17, 2013. Research and development expense for the fiscal year 2012 decreased slightly by $0.1 million or 1% mainly due to lower depreciation and amortization expense of $0.2 million as purchased software was fully amortized and certain computer equipment was also fully depreciated in the preceding year. Consulting expense also decreased by approximately $0.1 million, while personnel expense increased $0.1 million due to new hires in our United Kingdom office. Stock compensation expense also increased approximately $0.1 million due to new options granted to employees at the beginning of the fiscal year 2012.

We are committed to our research and development efforts and expect research and development expenses to increase in future periods as we further enhance our Postano platform, investigate further applications and delivery options for our products, and as we build new technology platforms for our RAD product line and continue enhancing our MDMS product line. Such efforts may not result in additional new products, and new products may not generate sufficient revenue, if any, to offset the research and development expense.

GENERAL AND ADMINISTRATIVE. General and administrative expense consists primarily of costs associated with our finance, human resources, legal and other administrative functions. These costs consist principally of salaries and other personnel-related expenses, professional fees, depreciation and overhead costs. General and administrative expense for the fiscal year ended March 31, 2013 increased $0.1 million or 4% when compared to the same period in the prior year mainly due to higher stock compensation expense of approximately $0.1 million due to new options issued at the end of fiscal year 2012. General and administrative expense for the fiscal year 2012 decreased $0.4 million or 9% when compared to the same period in the prior year mainly due to lower legal expense of approximately $0.5 million as certain litigation matters ended in the prior year. This decrease was offset by an increase in stock option expense of approximately $0.1 million due to new options issued to employees at the beginning of the fiscal year 2012.

Acquisition-related costs of approximately $0.3 million for the fiscal year ended March 31, 2013 consisted of professional services for legal, accounting, valuation and purchase price allocation work done in connection with our acquisition of Storycode. We expect to incur additional acquisition-related costs of approximately $0.2 million during the quarter ending June 30, 2013.

OTHER INCOME (EXPENSE). Other income (expense) consists primarily of interest income (expense) and gains and losses on foreign currency transactions. Other income (expense) increased from approximately $64,000 of expense in fiscal year ended March 31, 2012 to approximately $ 4,000 of income in fiscal year ended March 31, 2013 mainly due to more favorable exchange rates for the Euro and British Pound in the current fiscal year as compared to the prior year. Other income (expense) increased from approximately $1,000 of expense in fiscal year ended March 31, 2011 to approximately $64,000 of expense in fiscal year ended March 31, 2012 due to currency fluctuation of the British Pound and the Euro. Due to the uncertainty in exchange rates, we may experience transaction gains or losses in future periods, the effect of which cannot be predicted at this time.

PROVISION FOR INCOME TAXES. Our effective tax expense rate was (2.6)%, (2.8)%, and (5.3)% for the fiscal years 2013, 2012, and 2011, respectively. The decrease in income tax provision for the fiscal year 2013 when compared to the fiscal year 2012 was due to lower earnings from our foreign subsidiaries. The decrease in income tax provision for fiscal year 2012 when compared to fiscal year 2011 was due to lower earnings from our foreign subsidiaries, and the reduction to zero from $38,000 in the prior year in our uncertain tax position related to our German subsidiary.

Realization of deferred tax assets depends upon future earnings, if any, the timing and amount of which are uncertain. Accordingly, we have offset our net deferred tax assets, which are not more-likely-than-not to be realized, with a valuation allowance. The utilization of our net operating losses could be subject to substantial annual limitation as a result of certain future events, such as acquisition or other significant equity events, which may be deemed as a “change in ownership” under the provisions of the Internal Revenue Code of 1986, as amended, and similar state provisions. The annual limitations could result in the expiration of net operating losses and tax credits before utilization.

During the year ended March 31, 2012, the German tax authorities closed a tax audit of our subsidiary in Germany for the fiscal years 2005 to 2007, which resulted in a net tax expense of approximately $82,000.

LIQUIDITY AND CAPITAL RESOURCES

As of March 31, 2013, we had $6.5 million in cash, of which approximately $0.6 million was held by our foreign subsidiaries and, if repatriated, would not be subject to material tax consequences. In connection with the closing of the Storycode acquisition on January 17, 2013, we made cash payments in the aggregate amount of approximately $0.5 million, and we expect to incur additional cash outflows during the quarter ending June 30, 2013 associated with integration costs and other transaction-related expenses. We believe that our existing cash balances will be sufficient to meet our operating and capital expenditure requirements for the remainder of the fiscal year ending March 31, 2014 and through the foreseeable future. We are committed to research and development and marketing efforts that are intended to allow us to penetrate new markets and generate new sources of revenue and improve operating results. However, our research and development and marketing efforts have required, and will continue to require, cash outlays without the immediate or short-term receipt of related revenue.

Our ability to meet our expenditure requirements is dependent upon our future financial performance, and this will be affected by, among other things, prevailing economic conditions, our ability to integrate and grow the Storycode business, penetrate new markets, attract new customers, and achieve market acceptance of our new and existing products and services, the success of research and development efforts and other factors beyond our control.

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

Effective May 1, 2010, we entered into a three-year term lease for approximately 4,500 square feet of office space in Mountain View, California. Total base rent over the three-year term ending April 30, 2013 is approximately $408,000. On May 1, 2012, we amended the lease to extend the term for an additional three years through April 30, 2016, with total base rent over the additional three-year term of approximately $450,000.

Effective April 1, 2011, we entered into a 49-month term lease for approximately 7,500 square feet of office space in Portland, Oregon. Total base rent over the 49-month term is approximately $321,000.

We had no material commitments for capital expenditures as of March 31, 2013.

Net cash used in operating activities was $1.9 million, $2.4 million, and $1.4 million for the fiscal years ended March 31, 2013, 2012, and 2011, respectively. The decrease in net cash used in operating activitites during the fiscal year 2013 as compared to the same period in the prior year was primarily due to lower selling and marketing expense, lower research and development expense, and lower cost of service revenue. This decrease was mainly due to lower personnel and consulting expense as we consolidated our UK offices and streamlined the workforce in our US offices. The increase in net cash used in operating activities during the fiscal year 2012 as compared to the same period in the prior year was primarily due to lower revenue, coupled with higher selling and marketing expense, including additional headcount for our Postano product. Net cash used in investing activities was $0.6 million, $0.1 million, and $0.3 million for the fiscal years ended March 31, 2013, 2012, and 2011, respectively. The increase in net cash used in investing activities during the fiscal year 2013 as compared to the same period in the prior year was primarily due to purchases of equipment of $0.1 million and net cash payment of approximately $0.5 million made during the quarter ended March 31, 2013 as part of the acquisition of Storycode. Net cash used in investing activities in fiscal 2012 and 2011 was due to purchase of equipment.  Net cash provided by financing activities was $0.1 million, $0.2 million, and $0.5 million for the fiscal years ended March 31, 2013, 2012, and 2011, respectively.  Net cash provided by financing activities was primarily due to proceeds derived from the exercise of stock options and issuance of common stock.

There was no outstanding line of credit during the fiscal years ended March 31, 2013 or 2012.

OFF-BALANCE SHEET ARRANGEMENTS

We did not have any off-balance sheet liabilities or transactions as of March 31, 2013.

CONTRACTUAL OBLIGATIONS

The following table summarizes our contractual obligation as of March 31, 2013 and the effect such obligation is expected to have on our liquidity and cash flows in future periods:

	Payments Due by Period (in thousands)
	Total	Less than 1 year	1-3 years	3-5 years	More than 5 years

Operating Leases	$2,054	$692	$1,348	$14	$—

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

Our Adjusted EBITDA was negative $1.7 million or negative 13% , negative $1.9 million or negative 15%, and negative $1.5 million or negative 11% of total net revenue for the years ended March 31, 2013, 2012, and 2011, respectively. The improvement in the Adjusted EBITDA for the fiscal year 2013 as compared to the fiscal year 2012 was mainly due to lower operating expenses as the prior year included higher sales and marketing expenses for our Postano product. Fiscal year 2013 also had lower research and development expense than in fiscal year 2012 due to lower personnel cost. The decrease in the Adjusted EBITDA for the fiscal year 2012 as compared to the fiscal year 2011 was mainly due to lower revenue and higher personnel and sales and marketing expenses relating to our Postano product. The following table reconciles Adjusted EBITDA to the GAAP reported net loss:

RECONCILIATION OF ADJUSTED EBITDA TO NET LOSS

(In thousands)

	For the Years Ended March 31,
	2013	2012	2011

Reported net loss	$(2,942)	$(3,547)	$(2,979)
Depreciation and amortization	144	159	364
Stock-based compensation	1,049	1,280	1,007
Interest expense-net	6	2	—
Other (income) expense-net	(10)	62	1
Income tax provision	77	98	149
Adjusted EBITDA	$(1,676)	$(1,946)	$(1,458)

Our Adjusted EBITDA financial information can also be reconciled to net cash used in operating activities as follows:

RECONCILIATION OF ADJUSTED EBITDA TO NET CASH USED IN OPERATING ACTIVITIES

(In thousands)

	For the Years Ended March 31,
	2013	2012	2011

Net cash used in operating activities	$(1,894)	$(2,422)	$(1,429)
Interest expense-net	6	2	—
Other (income) expense-net	(10)	62	1
Income tax provision	77	98	149
Change in trade accounts receivable	(76)	157	(221)
Change in other current and non-current assets	(17)	175	(69)
Change in accounts payable	108	(71)	(1)
Change in accrued liabilities	197	201	24
Change in deferred revenue	(77)	(69)	84
Foreign currency exchange gain (loss)	3	(74)	7
Provision for (recovery from) bad debt	7	(5)	(3)
Adjusted EBITDA	$(1,676)	$(1,946)	$(1,458)

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

Our management evaluated the effectiveness of our internal control over financial reporting using the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission in Internal Control-Integrated Framework. Based on our evaluation, our management concluded that our internal control over financial reporting was effective as of March 31, 2013.

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

The following table sets forth as of March 31, 2013, the name, age, and position of the directors, the year in which they joined the Board of Directors and the year in which their term expires:

Name of Director	Age	Position	Director Since	Term Expires(1)
Richard W. Koe(5)	56	Chairman, President and Chief Executive Officer	2003	2015
Gerald F. Chew	53	Director, Senior Vice President, Corporate and Product Development	1998	2013
Douglas G. Marshall(2)(3)(4)	56	Director	1998	2014
Philip D. Barrett(2)(3)	56	Director	2007	2014
Douglas G. Ballinger(2)(4)	53	Director	2009	2015
Nancy M. Harvey(3)	59	Director	2011	2013

(1)                  Each term ends on the date of the Annual Meeting of Stockholders held following the fiscal year ending on March 31 of such year.

(2)                  Member of the Compensation Committee.

(3)                  Member of the Audit Committee.

(4)                  Member of the Nominating and Corporate Governance Committee.

(5)                  Member of the Stock Committee, a subcommittee of the Board.

The following is a description of the background of each director as of March 31, 2013:

Mr. Koe was appointed Interim President and Chief Executive Office on February 26, 2009. In connection with the closing of the acquisition of Storycode in January 2013, Mr. Koe’s title was modified to eliminate the “interim” references, and he serves as our President and Chief Executive Officer. Mr. Koe joined the Board of Directors in January 2003 and has served as Chairman since December 2004. Mr. Koe has served as Managing General Partner for Astoria and Montavilla Partners, L.P., both of which are investment partnerships, and as President of ACM, since July 1991. Astoria is a significant stockholder of ours, holding a majority of our outstanding Common Stock. Mr. Koe holds a B.A. in History from the University of Oregon. Mr. Koe serves as the sole member of the Stock Committee, a subcommittee of the Board. Mr. Koe has significant executive leadership experience having served as President of ACM, and Managing General Partner for Astoria and Montavilla Partners, L.P., for over 20 years. This experience, combined with over 11 years relationship with us as a major shareholder, and over 9 years of service on our Board of Directors, including as Chairman, uniquely qualify Mr. Koe to continue to serve as our President and Chief Executive Officer, and as our director.

Mr. Chew was appointed as our Senior Vice President, Corporate and Product Development in September 2011 and resigned from that position effective July 31, 2013, while remaining a member of the Board. Mr. Chew joined the Board in July 1998. Since October 2003, Mr. Chew has served as Managing Director of Bridgetown Associates LLC, an investment advisory firm. From September 2008 to June 2010, Mr. Chew served as a Senior Vice President at IHS, Inc. (NYSE: IHS), a leading global source of critical information and insight. Mr. Chew served as President and Chief Operating Officer of MDSI Mobile Data Solutions Inc. (Nasdaq: MDSI), a provider of mobile workforce management solutions, from April 2001 to March 2002 and served as a director of MDSI from 1995 until April 2001. Mr. Chew holds a B.S. in Electrical Engineering from the

University of California, Davis and an M.B.A. from the Amos Tuck School of Business Administration at Dartmouth College. Mr. Chew is also an advisor to several private companies. Until joining us as an employee in September 2011, Mr. Chew served as Chairman of the Audit Committee and served on the Compensation Committee and the Nominating and Corporate Governance Committee. The Board believes Mr. Chew’s extensive senior executive experience in publicly listed technology companies, combined with his 15 years of service as a director on our Board, qualify Mr. Chew to continue to serve as our director.

Mr. Marshall joined the Board in July 1998. Mr. Marshall is the Senior Vice President of Digital Channel & Product Management for BECU, a financial services company, where he leads its digital channels, product management and payments areas. From July 2008 to March 2013, Mr. Marshall held senior management positions at First Tech Federal Credit Union, a financial services company, most recently as Chief Membership Officer, where he was responsible for branch, call center, digital and ATM channels as well as marketing and product management. From November 2001 to June 2008, Mr. Marshall held senior management positions at Washington Mutual, a financial services company, most recently as Senior Vice President of Deposit Strategy and Product Management. From August 1994 to November 2001, Mr. Marshall held a number of marketing positions at Bank of America (NYSE: BAC), a financial services company, most recently as Senior Vice President of Brand Management. Mr. Marshall holds a B.A. in English from Seattle Pacific University and an M.B.A. from the University of Washington. Mr. Marshall serves on the Audit Committee, Compensation Committee and the Nominating and Corporate Governance Committee. The Board believes Mr. Marshall’s significant senior management and marketing experience, combined with his 14 years of service as a director on our Board, qualifies Mr. Marshall to continue to serve as our director.

Mr. Barrett joined the Board in November 2007. Mr. Barrett is the Chairman and co-owner of Machine Sciences Corporation, a private company he co-founded in July 2001 that specializes in the manufacturing of high precision machined parts for the aerospace and optics industries. Mr. Barrett also serves as Managing Partner of Barrett Hill Vineyards and Winery, a private company he founded in March 2005. In addition, Mr. Barrett has been a private investor since 1995. In July 1998, Mr. Barrett was appointed as a director and served as our Chairman from December 1998 until our merger with PickAx, Inc. in November 2000. From January 1995 to November 1998, Mr. Barrett served as President and Owner of Oregon Pro Sport, a company that managed professional sports teams. From January 1991 to February 1994, Mr. Barrett served as President and co-owner of Supra Products, Inc., a manufacturer of high technology access control systems that was sold to Berwind Industries and General Electric in September 1994. Mr. Barrett received his B.A. in Accounting from Seattle Pacific University and his M.B.A. from the University of Rhode Island. Mr. Barrett currently teaches a Business Leadership course at Corban University as an adjunct professor. Mr. Barrett serves on the Audit Committee and Compensation Committee. The Board believes Mr. Barrett’s broad entrepreneurship and technology experience qualifies Mr. Barrett to continue to serve as our director.

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

Ms. Harvey joined the Board in September 2011. Ms. Harvey currently serves as an Executive-in-Residence at UChicagoTech, the Office of Technology and Intellectual Property of the University of Chicago, and has been an independent management consultant since April 2010. From January 2008 to March 2010, Ms. Harvey served as Executive Director at Wolfram Research Inc., a developer of technical computing software and other resources, and as Chief Executive Officer of Wolfram Solutions, which provides comprehensive solutions bundling professional services and Wolfram technologies. From December 2005 to December 2007, Ms. Harvey was an independent management consultant. Ms. Harvey served as President and Chief Executive Officer of TenFold Inc. (Nasdaq and OTC Bulletin Board: TENF), a provider of enterprise software solutions and an applications development platform, from January 2001 to November 2005, as a director of TENF from January 2001 to May 2006, as Chief Financial Officer of TENF from April 2002 to November 2005, and as Chief Operating Officer of TENF from July 2000 to January 2001. From October 1997 to May 2000, Ms. Harvey served as Executive Vice President of CSC Health Care Group, a global business vertical within the Computer Sciences Corporation (NYSE:CSC). Ms. Harvey holds a B.A. in Biology and Chemistry from the College of Creative Studies of the University of California, Santa Barbara; a Ph.D. in Chemical Physics from the University of Minnesota; and an M.B.A. from the Wharton School of the University of Pennsylvania. Ms. Harvey serves as Chairperson of the Audit Committee. The Board believes Ms. Harvey’s extensive senior executive experience in publicly listed technology companies, combined with her previous directorship experience in a publicly listed technology company, qualifies Ms. Harvey to serve as our director.

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

Section 16(a) Beneficial Ownership Reporting Compliance

Section 16(a) of the Exchange Act requires our officers, directors and persons who own more than ten percent of a registered class of our equity securities to file certain reports of ownership with the SEC. To our knowledge, based solely on a review of the copies of such reports furnished to us and written representations that no other reports were required during the fiscal year ended March 31, 2013, all reports required to be filed during the fiscal year ended March 31, 2013 pursuant to Section 16(a) of the Exchange Act by directors, executive officers and 10% beneficial owners were timely filed.

Code of Ethics

We have adopted a Code of Ethics for Principal Executive and Senior Financial Officers, which is posted on our Internet website at www.tigerlogic.com. We will post any amendments or waivers, if and when approved or granted, of our Code of Ethics on our website at www.tigerlogic.com.

ITEM 11.                            Executive Compensation

Summary Compensation Table

The following table sets forth the compensation of our named executive officers, which consist of (i) all persons serving as the chief executive officer during the fiscal year ended March 31, 2013 and (ii) the two most highly compensated executive officers serving as such at the end of the fiscal year ended March 31, 2013, in addition to the chief executive officer.

Name and Principal Position	Year	Salary ($)(1)	Bonus ($)		Option Awards ($)(2)		All Other Compensation ($)		Total ($)
Richard W. Koe,	2013	$240,000	$40,000	(3)	$—		$290	(4)	$280,290
President and Chief Executive Officer	2012	240,000	53,000	(5)	—		302	(4)	293,302

Thomas Lim,	2013	200,000	40,000	(3)	34,408	(6)	242	(4)	274,650
CFO, Vice President, Finance, and Secretary	2012	200,000	53,000	(5)	66,795	(7)	240	(4)	320,035

John H. Bramley	2013	185,000	30,000	(3)	27,526	(8)	224	(4)	242,750
Vice President, Operations	2012	185,000	40,000	(5)	53,436	(9)	233	(4)	278,669

(1)                  Includes base salary amounts earned in each fiscal year. Includes amounts (if any) contributed at the named executive officer’s option under our 401(k) plan.

(2)                 Amounts shown do not reflect cash compensation actually received by the named executive officers. Instead, the amounts shown reflect the grant date fair value of options awarded in the fiscal year. The assumptions used to calculate the value of the option awards are set forth in the notes to the accompanying consolidated financial statements (see Note 7, under the subheading “Stock-Based Compensation”). No shares were forfeited in any of the fiscal years presented of option awards received by the named executive officers. The material terms of each option grant are further described in the footnotes to the “Outstanding Equity Awards at Fiscal Year-End Table” below.

(3)                  Represents a discretionary bonus earned by the named executive officer in the fiscal year ended March 31, 2013, but paid in April 2013.

(4)                  Represents insurance premiums paid by us with respect to life insurance for the benefit of the named executive officer.

(5)                  Represents a discretionary bonus earned by the named executive officer in the fiscal year ended March 31, 2012, but paid in May 2012.

(6)                  The option award for 25,000 shares was granted on May 1, 2012 at that date’s closing market price of $2.20 per share. The shares subject to the option vest monthly over a two year period, subject to Mr. Lim’s continued employment.

(7)                  The option award for 25,000 shares was granted on April 11, 2011 at that date’s closing market price of $4.23 per share. The shares subject to the option vest monthly over a two year period, subject to Mr. Lim’s continued employment.

(8)                  The option award for 20,000 shares was granted on May 1, 2012 at that date’s closing market price of $2.20 per share. The shares subject to the option vest monthly over a two year period, subject to Mr. Bramley’s continued employment.

(9)                  The option award for 20,000 shares was granted on April 11, 2011 at that date’s closing market price of $4.23 per share. The shares subject to the option vest monthly over a two year period, subject to Mr. Bramley’s continued employment.

Outstanding Equity Awards at Fiscal Year End Table

The following table summarizes the outstanding equity awards held by each named executive officer as of March 31, 2013. The named executive officers did not exercise any options during the fiscal year ended March 31, 2013.

	Option Awards
Name	Number of Securities Underlying Unexercised Options (#) Exercisable(1)		Number of Securities Underlying Unexercised Options (#) Unexercisable(1)		Option Exercise Price ($)	Option Expiration Date(1)
Richard W. Koe	—		—		$—
Thomas Lim	150,000	(2)	—		3.25	5/30/2016
	100,000	(3)	—		2.70	6/12/2017
	21,874		3,126	(4)	2.50	9/29/2019
	23,958		1,042	(5)	4.23	4/11/2021
	10,416		14,584	(6)	2.20	5/1/2022
John H. Bramley	50,000		—		3.08	1/27/2015
	100,000		—		2.53	1/30/2017
	19,166		834	(7)	4.23	4/11/2021
	8,333		11,667	(8)	2.20	5/1/2022

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

(3)                  This option was granted on June 12, 2007, vesting over four years, and was fully vested as of March 31, 2013.

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

(5)                  This option was granted on April 11, 2011 and vests monthly over two years, subject to Mr. Lim’s continued employment.

(6)                  This option was granted on May 1, 2012 and vests monthly over two years, subject to Mr. Lim’s continued employment.

(7)                  This option was granted on April 11, 2011 and vests monthly over two years, subject to Mr. Bramley’s continued employment.

(8)                  This option was granted on May 1, 2012 and vests monthly over two years, subject to Mr. Bramley’s continued employment.

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

On April 8, 2009, in connection with the prior appointment of Richard W. Koe as Interim President and Chief Executive Officer, we entered into an employment agreement with Mr. Koe. This initial employment agreement provided that Mr. Koe would receive base compensation of $240,000 per year beginning April 1, 2009. Mr. Koe also was eligible to participate in our customary employee benefit plans. In connection with the closing of the acquisition of Storycode, and the change in Mr. Koe’s title to President and Chief Executive Officer effective January 17, 2013, we entered into an amended and restated employment and severance agreement with Mr. Koe. This amended agreement provides for the same base compensation of $240,000 per year, and Mr. Koe is eligible for a discretionary bonus and is eligible to participate in our customary employee benefit plans, including dental, vision, and disability insurance plans. In the event Mr. Koe is involuntarily terminated by us, which includes termination without cause or resignation due to specified reasons, as defined in the agreement, but does not include termination for cause or due to death or disability, Mr. Koe will be entitled to a lump sum severance payment in the amount of six months of his annual base salary, as then in effect, plus an additional month of annual base salary for each year of employment with us, up to an aggregate maximum of 12 months. In the event such termination occurs within 12 months following a change in control of the Company, in addition to the foregoing severance, Mr. Koe will be entitled to the acceleration of vesting of any then unvested equity incentive awards. Mr. Koe’s receipt of severance benefits will be contingent upon his signing and not revoking a general release in a commercially customary form prescribed by us. During his employment with us, Mr. Koe will continue to serve as the President of Astoria Capital Management, as the Managing General Partner of Astoria Capital Partners, L.P., and as a director on our Board of Directors.

Effective April 23, 2006, we entered into an offer letter agreement with Mr. Lim. In connection with the closing of the acquisition of Storycode, effective January 17, 2013, we entered into an amended and restated employment and severance agreement with Mr. Lim. This amended agreement provides for the same base compensation of $200,000 per year, and Mr. Lim is eligible for a discretionary bonus and is eligible to participate in our customary employee benefit plans, including dental, vision, and disability insurance plans. In the event Mr. Lim is involuntarily terminated by us, which includes termination without cause or resignation due to specified reasons, as defined in the agreement, but does not include termination for cause or due to death or disability, Mr. Lim will be entitled to a lump sum severance payment in the amount of six months of his annual base salary, as then in effect, plus an additional month of annual base salary for each year of employment with the Company, up to an aggregate maximum of 12 months. In the event such termination occurs within 12 months following a change in control of the Company, in addition to the foregoing severance, Mr. Lim will be entitled to the acceleration of vesting of any then unvested equity incentive awards. Mr. Lim’s receipt of severance benefits will be contingent upon his signing and not revoking a general release in a commercially customary form prescribed by us.

On June 13, 2011, in connection with Mr. Torng’s appointment as our Vice President of Marketing, we entered into an offer letter agreement with Mr. Torng. Mr. Torng’s offer letter provides that he will receive base compensation of $175,000 per year and a grant of a stock option to purchase up to 250,000 shares of our common stock, which will vest, so long as he remains a full-time employee of ours, in twenty-five percent increments upon achievement of certain revenue milestones related to the performance of certain of our product lines. In the event that Mr. Torng is terminated as a result of an involuntary termination, other than for cause or disability, within twelve (12) months after a change of control, one hundred percent (100%) of the shares subject to the options granted to Mr. Torng shall be vested on the date of Mr. Torng’s termination. Prior to joining us as an employee, Mr. Torng provided certain consulting services to us and, in connection with such services, received a grant of a stock option to purchase up to 20,000 shares of our common stock on March 23, 2011, which was fully vested as of March 31, 2012.

On September 1, 2011, in connection with Mr. Chew’s appointment as our Senior Vice President, Corporate and Product Development, we entered into an offer letter agreement with Mr. Chew. Mr. Chew’s offer letter provides that he will receive base compensation of $200,000 per year, a one-time signing bonus in the amount of $24,000 and a grant of a stock option to purchase up to 300,000 shares of our common stock, which will vest in accordance with our standard vesting schedule. In the event that Mr. Chew is terminated as a result of an involuntary termination, other than for cause or disability, within twelve (12) months after a change of control, one hundred percent (100%) of the shares subject to the options granted to Mr. Chew shall be vested on the date of Mr. Chew’s termination. Mr. Chew resigned from his position as an officer effective as of July 31, 2013, and will receive a transition payment in the amount $20,000, contingent upon his signing and not revoking a general release in a commercially customary form prescribed by us.

On January 17, 2013, in connection with Mr. McDermott’s appointment as the Company’s Senior Vice President, Mobile and Social, and upon the closing of the acquisition of Storycode, Inc., we assumed the employment and severance agreement, as amended, of Mr. McDermott, former Chief Executive Officer of Storycode, Inc. This amended agreement provided Mr. McDermott with base compensation of $200,000 per year, and eligibility for a target bonus of up to 50% of annual base salary. He was also eligible to participate in our customary employee benefit plans, including dental, vision, and disability insurance plans. Mr. McDermott was entitled to a signing bonus of $45,000, payable in two installments, the second installment being contingent upon continued employment after the initial six months. The bonus was also subject to certain clawback provisions in the event of employment termination prior to January 17, 2014. Mr. McDermott resigned from the Company on May 31, 2013, and is no longer eligible to receive the second installment of the signing bonus.

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

Richard W. Koe, our Chairman and President and Chief Executive Officer, is not eligible to participate in this compensation program for so long as he is an employee of ours. Gerald F. Chew was appointed as our Senior Vice President, Corporate and Product Development, on September 1, 2011, and was no longer eligible to participate in this compensation program.

The Board will annually evaluate and consider whether to maintain or modify the compensation program for the non-employee directors.

Director Compensation Table

The following table sets forth the compensation for our directors for the fiscal year ended March 31, 2013.

Name	Fees Earned or Paid in Cash ($)(1)	Option Awards ($)(2)		Total ($)
Richard W. Koe(3)	$—	$—		$—
Gerald F. Chew(4)	—	—		—
Douglas G. Marshall	5,250	11,788	(5)	17,038
Philip D. Barrett	6,250	11,788	(6)	18,038
Douglas G. Ballinger	5,000	11,788	(7)	16,788
Nancy M. Harvey	6,250	11,788	(8)	18,038

(1)                  Represents cash payments made to each non-employee director for attending Board and Committee meetings in the fiscal year ended March 31, 2013, in accordance with the compensation program described above.

(2)                  Amounts shown do not reflect cash compensation actually received by the directors. Instead, the amounts shown reflect the grant date fair value of options awarded in the fiscal year ended March 31, 2013. The assumptions used to calculate the value of the option awards are set forth in the notes to the accompanying consolidated financial statements (see Note 7, under the subheading “Stock-Based Compensation”). For all options awarded to directors, 100% of the shares subject to the options granted may immediately vest in the event of a Corporate Transaction, defined as any of the following transactions: (a) a merger or consolidation in which we are not the surviving entity, except for a transaction the principal purpose of which is to change the state in which we are incorporated; (b) the sale, transfer or other disposition of all or substantially all of our assets (including the capital stock of subsidiary corporations); (c) approval by our stockholders of any plan or proposal for our complete liquidation or dissolution; (d) any reverse merger in which we are the surviving entity but in which securities possessing more than fifty percent (50%) of the total combined voting power of our outstanding securities are transferred to a person or persons different from those who held such securities immediately prior to such merger; or (e) acquisition by any person or related group of persons (other than us or by an employee benefit plan sponsored by us) of beneficial ownership (within the meaning of Rule 13d-3 of the Exchange Act) of securities possessing more than fifty percent (50%) of the total combined voting power of our outstanding securities.

(3)                  Mr. Koe’s security ownership is described in Item 12 hereof. Mr. Koe was appointed Interim President and Chief Executive Officer on February 26, 2009. In connection with the closing of the acquisition of Storycode, Inc. on January 17, 2013, Mr. Koe’s title was modified to eliminate the “interim” references, and he continues to serve as President and Chief Executive Officer. Mr. Koe continues to serve as Chairman of the Board.

(4)                  Mr. Chew was appointed as our Senior Vice President, Corporate and Product Development, on September 1, 2011, and was no longer eligible to participate in this compensation program.

(5)                  Corresponds to an option grant on March 1, 2013 for 10,000 shares that vest monthly over three years, subject to Mr. Marshall’s continued service. Mr. Marshall held a total of 170,000 outstanding option awards as of March 31, 2013.

(6)                  Corresponds to an option grant on March 1, 2013 for 10,000 shares that vest monthly over three years, subject to Mr. Barrett’s continued service. Mr. Barrett held a total of 80,000 outstanding option awards as of March 31, 2013. Mr. Barrett’s security ownership is described further in Item 12 hereof.

(7)                  Corresponds to an option grant on March 1, 2013 for 10,000 shares that vest monthly over three years, subject to Mr. Ballinger’s continued service. Mr. Ballinger held a total of 80,000 outstanding option awards as of March 31, 2013.

(8)                  Corresponds to an option grant on March 1, 2013 for 10,000 shares that vest monthly over three years, subject to Ms. Harvey’s continued service. Ms. Harvey held a totoal of 60,000 outstanding option awards as of March 31, 2013.

ITEM 12.                            Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters

The following table sets forth, as of May 31, 2013, certain information with respect to the beneficial ownership of our voting securities by (i) any person (including any “group” as that term is used in Section 13(d)(3) of the Exchange Act) known by us to be the beneficial owner of more than five percent (5%) of any class of our voting securities, (ii) each director, (iii) each of the named executive officers, and (iv) all of our current directors and executive officers as a group. As of May 31, 2013, there were 29,931,248 shares of issued and outstanding common stock. In computing the number and percentage of shares beneficially owned by a person, shares of common stock subject to options currently exercisable, or exercisable within sixty (60) days of May 31, 2013, are counted as outstanding, but these shares are not counted as outstanding for computing the percentage ownership of any other person.

Name and Address(1)	Number of Shares of Common Stock	Percent of Total Common Stock
5% Stockholders
Richard W. Koe(2)	14,959,556	49.98%
Astoria Capital Partners L.P.(3)	14,894,956	49.76%
Directors and Named Executive Officers
Philip D. Barrett(4)	325,070	1.08%
Gerald F. Chew(5)	313,470	1.04%
Douglas G. Marshall(6)	175,634	*
Douglas G. Ballinger(7)	61,804	*
Nancy M. Harvey (8)	30,276	*
Thomas Lim(9)	322,691	1.07%
John H. Bramley(10)	203,454	*
All directors and executive officers as a group (10 persons)(11)	16,931,208	53.77%

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

(2)                  Shares above consist of 14,894,956 shares of Common Stock beneficially owned by Astoria, and 64,600 shares of Common Stock beneficially owned by Mr. Koe and ACM through an investment fund managed by ACM. Mr. Koe is the President and sole stockholder of ACM and Mr. Koe and ACM are the General Partners of Astoria. Mr. Koe serves as our President and Chief Executive and our Chairman of the Board.

(3)                  The principal address of Astoria is 2316 SE Clatsop St., Milwaukie, Oregon 97202.

(4)                  Shares above consist of: (i) 209,141 shares of Common Stock owned by the Philip and Debra Barrett Charitable Trust; (ii) 29,141 shares of Common Stock owned by the Philip Barrett Family Charitable Trust; (iii) options to purchase 63,888 shares of Common Stock exercisable within 60 days of May 31, 2013 held by Mr. Barrett; and (iv) 22,900 shares of Common Stock held in trusts for the benefit of Mr. Barrett’s children as to which Mr. Barrett shares investment power and disclaims beneficial ownership.

(5)                  Shares above include options to purchase 283,470 shares of Common Stock exercisable within 60 days of May 31, 2013, held by Mr. Chew.

(6)                 Shares above include options to purchase 151,804 shares of Common Stock exercisable within 60 days of May 31, 2013, held by Mr. Marshall.

(7)                  Shares above include options to purchase 61,804 shares of Common Stock exercisable within 60 days of May 31, 2013, held by Mr. Ballinger.

(8)                  Shares above include options to purchase 30,276 shares of Common Stock exercisable within 60 days of May 31, 2013, held by Ms. Harvey.

(9)                  Shares above include options to purchase 319,791 shares of Common Stock exercisable within 60 days of May 31, 2013, held by Mr. Lim.

(10)           Shares above include options to purchase 194,165 shares of Common Stock exercisable within 60 days of May 31, 2013, held by Mr. Bramley.

(11)           Shares above include an aggregate of 1,556,055 shares of Common Stock issuable upon exercise of options exercisable within 60 days of May 31, 2013.

Information Regarding Equity Compensation Plans

All of our equity compensation plans have been approved by our stockholders. Our equity compensation plans and activities are more fully discussed in the notes to the consolidated financial statements in Item 8 of this Annual Report on Form 10-K.

Equity Compensation Plan Information

	March 31, 2013
Plan Category	Number of securities to be issued upon exercise of outstanding options, warrants and rights		Weighted-average exercise price of outstanding options, warrants and rights	Number of securities remaining available for future issuance under equity compensation plans (excluding securities reflected in column (a))
	(a)		(b)	(c)
Equity compensation plans approved by security holders	4,167,893	(1)	$2.53	4,075,901	(2)
Equity compensation plans not approved by security holders	N/A		N/A	N/A
Total	4,167,893			4,075,901

(1)                  Represents shares of common stock that may be issued pursuant to outstanding options granted under the following plans: 771,000 shares under the 1999 Stock Option Plan (“1999 Plan”) and 3,396,893 shares under the 2009 Equity Incentive Plan (“2009 Plan”). On February 25, 2009, at the 2009 Annual Meeting, our stockholders approved the 2009 Plan; following which the 1999 Plan was terminated, except as to options then issued and outstanding.

(2)                  Represents shares of common stock that may be issued pursuant to options available for future grant under the following plans: 3,773,631 shares under the 2009 Plan and 302,270 shares of common stock available for purchase by employees under the 2011 Amended and Restated Employee Stock Purchase Plan. Included in the 2009 Plan is the provision for the annual automatic share reserve increase on the last day of each fiscal year in an amount equal to the lesser of (a) 3% of our total outstanding shares on the last day of our fiscal year, (b) 2,000,000, or (c) such lesser amount as determined in the sole and absolute discretion of the Board. On March 31, 2013, 897,937 shares (equivalent to 3% of our total outstanding shares on March 31, 2013) were added to the 2009 Plan reserve balance under the annual automatic share increase provisions; this increase is included in the 2009 Plan available shares balance above.

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

The Board has determined that all of its directors, other than Mr. Koe and Mr. Chew, are “independent” for purposes of the applicable rules and regulations of the Securities and Exchange Commission (“SEC”) and the applicable rules of the listing standards of the NASDAQ Stock Market (“NASDAQ”). Mr. Chew was an “independent” director prior to joining the Company as an employee in September 2011. Until January 17, 2013, the Company relied on the “Controlled Company” exemption set forth in Rule 5615(c)(2) of the NASDAQ listing standards because Mr. Koe served on both the Compensation Committee and the Nominating and Corporate Governance Committee. The Company was a “Controlled Company” as defined in such Rule because more than 50% of the voting power of the Company was held by Astoria. Following the closing of the Company’s acquisition of Storycode, Inc. on January 17, 2013, Astoria no longer holds more than 50% of the voting power of the Company. Accordingly, Mr. Koe resigned from both the Compensation Committee and the Nominating and Corporate Governance Committee effective upon the closing of the acquisition of Storycode, Inc. Effective January 17, 2013, Mr. Barrett was appointed Chairman of the Compensation Committee and Mr. Marshall was appointed Chairman of the Nominating and Corporate Governance Committee. The Board has determined that the members of the Audit Committee and the Compensation Committee are “independent” for purposes of the applicable rules and regulations of the SEC and the applicable rules of the Nasdaq listing standards.

ITEM 14.        Principal Accounting Fees and Services

The following table presents the aggregate fees billed for the indicated services performed by KPMG LLP related to the 2013 and 2012 fiscal years (in thousands):

	2013	2012
Audit Fees	$651	$499
Audit-Related Fees	—	—
Tax Fees	9	9
All Other Fees	—	—
Total	$660	$508

Audit Fees. Audit Fees relate to professional services rendered in connection with the audit of our annual financial statements, quarterly review of financial statements included in our 10-Q, and audit services provided in connection with other statutory and regulatory filings.

Audit-Related Fees. Audit-related fees include assurance and related services that are reasonably related to the performance of the audit or review of our financial statements, but which are not reported under “Audit Fees”. We did not incur any “Audit-Related Fees” in the fiscal years ended March 2013 and 2012.

Tax Fees. Tax Fees include professional services related to tax compliance, tax advice and tax planning and transfer pricing consultation, including the preparation of federal and state tax returns.

All Other Fees. All other fees consist of fees billed for all other products and services. We did not incur any “All Other Fees” in the fiscal years ended March 31, 2013 and 2012.

The Audit Committee pre-approved all of the services provided by KPMG LLP in fiscal years 2013 and 2012. Pursuant to the Audit Committee Charter, the Audit Committee must pre-approve audit and non-audit services to be provided to us by the independent auditor, or subsequently approve non-audit services in those circumstances where a subsequent approval is necessary and permissible.

The Audit Committee has determined that the rendering of all the services described above by KPMG LLP was compatible with maintaining the auditors’ independence.

PART IV

ITEM 15.                            Exhibits and Financial Statement Schedules

(a)(1) Financial Statements

The following documents are filed as a part of the report:

Report of Independent Registered Public Accounting Firm

Consolidated Balance Sheets as of March 31, 2013 and 2012

Consolidated Statements of Comprehensive Loss for the fiscal years ended March 31, 2013, 2012 and 2011

Consolidated Statements of Cash Flows for the fiscal years ended March 31, 2013, 2012 and 2011

Consolidated Statements of Stockholders’ Equity for the fiscal years ended March 31, 2013, 2012 and 2011

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

4.2	Specimen Common Stock Certificate (included as Exhibit 4.1 to the Registrant’s Form 8-K filed with the Commission on April 21, 2008 and incorporated herein by reference).

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

10.3

Lease Agreement dated November 9, 2004 between Registrant and The Irvine Company (included as Exhibit 10.1 to the Registrant’s Form 10-QSB filed with the Commission on November 9, 2004 and incorporated herein by reference), as amended on December 7, 2009 (see Exhibit 10.4 below).

10.4

First Amendment dated December 7, 2009 to Lease Agreement dated November 9, 2004 between the Registrant and The Irvine Company LLC (included as Exhibit 10.13 to the Registrant’s Form 10-Q filed with the Commission on February 11, 2010 and incorporated herein by reference).

10.5*

TigerLogic Corporation 2009 Equity Incentive Plan and form of stock option agreement thereunder (included as Exhibit 10.1 to the Registrant’s Form 8-K filed with the Commission on February 26, 2009 and incorporated herein by reference).

10.6*

Amended and Restated Employment and Severance Agreement, dated January 17, 2013, by and between the Registrant and Richard Koe (included as Exhibit 10.3 to the Registrant’s Form 8-K filed with the Commission on January 18, 2013 and incorporated herein by reference).

10.7*

Amended and Restated Employment and Severance Agreement, dated January 17, 2013, by and between the Registrant and Thomas Lim (included as Exhibit 10.4 to the Registrant’s Form 8-K filed with the Commission on January 18, 2013 and incorporated herein by reference).

10.8*

Offer Letter, dated June 13, 2011, by and between the Registrant and Cliff Torng (included as Exhibit 10.11 to the Registrant’s Form 10-Q filed with the Commission on August 15, 2011 and incorporated herein by reference).

10.9*

Offer Letter, dated August 31, 2011, by and between the Registrant and Gerald F. Chew (included as Exhibit 10.12 to the Registrant’s Form 8-K filed with the Commission on September 2, 2011 and incorporated herein by reference).

10.10*	2011 Amended and Restated Employee Stock Purchase Plan (included as Exhibit 10.9 to the Registrant’s Form 10-K filed with the Commission on June 26, 2012 and incorporated herein by reference).

10.11*

Employment Agreement, dated January 9, 2012, by and between Storycode, Inc. and James McDermott, as amended by the First Amendment to Employment Agreement, dated as of January 17, 2013, by and between Storycode, Inc. and James McDermott (included as Exhibit 10.18 to the Registrant’s Form 10-Q filed with the Commission on February 12, 2013 and incorporated herein by reference).

10.12

Agreement and Plan of Merger, dated December 27, 2012, by and between the Registrant, Storycode, Inc., TLSC Merger Sub, Inc. and Jon Maroney (included as Exhibit 10.1 to the Registrant’s Form 8-K filed with the Commission on December 28, 2012 and incorporated herein by reference).

10.13

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

Date: July 11, 2013	TIGERLOGIC CORPORATION

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

Signatures	Title	Date

/s/ RICHARD W. KOE	Director, President and
Richard W. Koe	Chief Executive Officer (Principal
	Executive Officer)	July 11, 2013

/s/ THOMAS LIM	Chief Financial Officer (Principal
Thomas Lim	Financial and Accounting Officer)	July 11, 2013

/s/ GERALD F. CHEW
Gerald F. Chew	Director	July 11, 2013

/s/ Nancy Harvey
Nancy Harvey	Director	July 11, 2013

/s/ DOUGLAS G. MARSHALL
Douglas G. Marshall	Director	July 11, 2013

/s/ PHILIP D. BARRETT
Philip D. Barrett	Director	July 11, 2013

/s/ DOUGLAS G. BALLINGER
Douglas G. Ballinger	Director	July 11, 2013

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

The Board of Directors and Stockholders

TigerLogic Corporation:

We have audited the accompanying consolidated balance sheets of TigerLogic Corporation and subsidiaries as of March 31, 2013 and 2012, and the related consolidated statements of comprehensive loss, cash flows, and stockholders’ equity for each of the years in the three-year period ended March 31, 2013. These consolidated financial statements are the responsibility of TigerLogic Corporation’s management. Our responsibility is to express an opinion on these consolidated financial statements based on our audits.

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

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of TigerLogic Corporation and subsidiaries as of March 31, 2013 and 2012, and the results of their operations and their cash flows for each of the years in the three-year period ended March 31, 2013, in conformity with U.S. generally accepted accounting principles.

/s/ KPMG LLP

Santa Clara, California
July 11, 2013

TIGERLOGIC CORPORATION AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS

(In thousands, except per share data)

	March 31,
	2013	2012
ASSETS
Current assets:
Cash	$6,465	$8,918
Trade accounts receivable, less allowance for doubtful accounts of $24 in 2013 and $19 in 2012	986	891
Other current assets	561	632
Total current assets	8,012	10,441

Property, furniture and equipment,net	551	615
Goodwill	31,656	26,388
Intangible assets, net	593	—
Deferred tax assets	228	257
Other assets	111	113
Total assets	$41,151	$37,814

LIABILITIES AND STOCKHOLDERS’ EQUITY

Current liabilities:
Accounts payable	$388	$272
Accrued liabilities	1,294	1,467
Deferred revenue	4,342	4,311
Total current liabilities	6,024	6,050

Other long-term liabilities	137	—

Total liabilities	6,161	6,050

Commitments and contingencies

Stockholders’ equity:
Series A convertible preferred stock: $1.00 par value; 5,000,000 shares authorized; none issued or outstanding at March 31, 2013 and 2012	—	—
Common stock: $0.10 par value; 100,000,000 shares authorized; 29,931,248 and and 28,183,469 issued and outstanding as of March 31, 2013 and 2012, respectively	2,993	2,818
Additional paid-in-capital	141,478	135,438
Accumulated other comprehensive income	2,257	2,304
Accumulated deficit	(111,738)	(108,796)
Total stockholders’ equity	34,990	31,764

Total liabilities and stockholders’ equity	$41,151	$37,814

See accompanying notes to the consolidated financial statements.

TIGERLOGIC CORPORATION AND SUBSIDIARIES

 CONSOLIDATED STATEMENTS OF COMPREHENSIVE LOSS

(In thousands, except per share data)

	For the Years Ended March 31,
	2013	2012	2011
Net revenues:
Licenses	$3,881	$3,974	$4,378
Services	8,959	9,372	9,292
Total net revenues	12,840	13,346	13,670
Operating expenses:
Cost of license revenues	8	13	17
Cost of revenue-amortization of intangible asset	15	—	—
Cost of service revenues	1,682	1,823	1,714
Selling and marketing	4,515	5,202	4,637
Research and development	5,248	5,887	5,956
General and administrative	3,953	3,806	4,175
Acquisition related costs	288	—	—
Total operating expenses	15,709	16,731	16,499
Operating loss	(2,869)	(3,385)	(2,829)
Other income (expense):
Interest expense-net	(6)	(2)	—
Other income (expense)-net	10	(62)	(1)
Total other income (expense)	4	(64)	(1)
Loss before income taxes	(2,865)	(3,449)	(2,830)
Income tax provision	77	98	149
Net loss	$(2,942)	$(3,547)	$(2,979)

Other comprehensive loss:
Foreign currency translation adjustments	(47)	(8)	66
Total comprehensive loss	$(2,989)	$(3,555)	$(2,913)

Basic and diluted net loss per share	$(0.10)	$(0.13)	$(0.11)

Shares used in computing basic and diluted net loss per share	28,548	28,146	28,005

See accompanying notes to the consolidated financial statements.

TIGERLOGIC CORPORATION AND SUBSIDIARIES

 CONSOLIDATED STATEMENTS OF CASH FLOWS

 (In thousands)

	For the Years Ended March 31,
	2013	2012	2011
Cash flows from operating activities:
Net loss	$(2,942)	$(3,547)	$(2,979)
Adjustments to reconcile net loss to net cash used in operating activites:
Depreciation and amortization of long-lived assets	144	159	364
Provision for (recovery from) bad debt	(7)	5	3
Stock-based compensation expense	1,049	1,280	1,007
Change in deferred tax assets	89	98	149
Foreign currency exchange (gain) loss	(3)	74	(7)
Change in assets and liabilities:
Trade accounts receivable	76	(157)	221
Other current and non-current assets	(72)	(175)	(80)
Accounts payable	(108)	71	1
Accrued liabilities	(197)	(299)	(24)
Deferred revenue	77	69	(84)
Net cash used in operating activities	(1,894)	(2,422)	(1,429)

Cash flows from investing activities:
Business acquisition, net of cash received	(490)	—	—
Purchases of property, plant and equipment	(81)	(76)	(266)
Net cash used for investing activities	(571)	(76)	(266)

Cash flows from financing activities:
Proceeds from exercise of stock options	24	87	379
Proceeds from issuance of common stock	47	85	83
Net cash provided by financing activities	71	172	462

Effect of exchange rate changes on cash	(59)	(110)	95

Net decrease in cash	(2,453)	(2,436)	(1,138)
Cash at beginning of year	8,918	11,354	12,492
Cash at end of year	$6,465	$8,918	$11,354

Supplemental disclosures:
Cash paid for income taxes	$148	$879	$—

Non-cash investing activities:
Issuance of common stock and stock options assumed in business acquistion	$5,095	$—	$—

See accompanying notes to the consolidated financial statements.

TIGERLOGIC CORPORATION AND SUBSIDIARIES

 CONSOLIDATED STATEMENTS OF STOCKHOLDERS’S EQUITY

For the Years Ended March 31, 2013, 2012 and 2011

(In thousands, except share amounts)

				Accumulated
			Additional	Other
	Common Stock		Paid-In	Comprehensive	Accumulated	Stockholders’
	Shares	Amount	Capital	Income	Deficit	Equity
Balances March 31, 2010	27,927,114	$2,793	$132,543	$2,246	$(102,270)	$35,312
Stock option and purchase plan issuances	174,877	17	445	—	—	462
Stock-based compensation	—	—	1,007	—	—	1,007
Net loss	—	—	—	—	(2,979)	(2,979)
Foreign currency translation adjustments	—	—	—	66	—	66
Balances March 31, 2011	28,101,991	$2,810	$133,995	$2,312	$(105,249)	33,868
Stock option and purchase plan issuances	81,478	8	163	—	—	171
Stock-based compensation	—	—	1,280	—	—	1,280
Net loss	—	—	—	—	(3,547)	(3,547)
Foreign currency translation adjustments	—	—	—	(8)	—	(8)
Balances March 31, 2012	28,183,469	$2,818	$135,438	$2,304	$(108,796)	31,764
Stock option and purchase plan issuances	51,450	5	66	—	—	71
Common stock issued and issuable for acquired business	1,696,329	170	3,976	—	—	4,146
Stock options assumed for acquired business	—	—	949	—	—	949
Stock-based compensation	—	—	1,049	—	—	1,049
Net loss	—	—	—	—	(2,942)	(2,942)
Foreign currency translation adjustments	—	—	—	(47)	—	(47)
Balances March 31, 2013	29,931,248	$2,993	$141,478	$2,257	$(111,738)	34,990

See accompanying notes to the consolidated financial statements.

TIGERLOGIC CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

1. Organization

TigerLogic Corporation’s (the “Company”) principal business is the design, development, sale, and support of software infrastructure, a social media visualization platform, known as Postano, Internet search enhancement tools, known as yolink, the design and hosting of mobile applications, and the design and development of digital publishing solutions. The Company’s software infrastructure products, including MDMS, and RAD software tools, are sold to in-house corporate development teams, commercial application developers, system integrators, independent software vendors, value added resellers and independent consultants. The Company’s yolink and Postano product lines are targeted to customers ranging from companies to bloggers and individuals active in social media. The Company’s Storycode business designs and hosts mobile applications for publishers and media companies, and designs and develops interactive digital books, magazines and marketing materials for a variety of industries. In addition to computer software products, the Company provides continuing maintenance and customer support and, to a lesser extent, professional services and training.

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

Revenue Recognition-The Company recognizes revenue using the residual method. Under the residual method, revenue is recognized in a multiple element arrangement when company-specific objective evidence of fair value exists for all of the undelivered elements in the arrangement, but does not exist for one or more of the delivered elements in the arrangement. At the outset of the arrangement with the customer, the Company defers revenue for the fair value of our undelivered elements (e.g., maintenance) based on company-specific objective evidence of the amount at which such items are sold individually to the Company’s customers and recognizes revenue for the remainder of the arrangement fee attributable to the elements initially delivered in the arrangement (e.g., software license) when the basic criteria of revenue recognition has been met.

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

Cost of License and Service Revenue-Cost of license revenue is comprised of direct costs associated with software license sales including software packaging, documentation, physical media costs, amortization of intangible assets, and royalties. Cost of service revenue includes consulting, technical support, and training, all of which consist primarily of personnel related costs. Other costs specifically identifiable to the revenue source have been classified accordingly.

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

Interest and penalties would accrue if the uncertain tax position were not sustained. Interest would start to accrue in the period it would begin accruing under the relevant tax law, and the amount of interest expense to be recognized would be computed by applying the applicable statutory rate of interest to the difference between the tax position recognized and the amount previously taken or expected to be taken in a tax return. Penalties would accrue in the first period in which the position was taken (or is expected to be taken) on a tax return that would give rise to the penalty. Unrecognized tax benefits and the related interest and penalty exposure would result in recognition of a liability or a reduction to a deferred tax asset. This liability is separate from the deferred tax component on the balance sheet and would be classified as long-term unless payment is expected within the next twelve months. Interest and penalties are classified as income tax expense.

Stock-Based Compensation-The Company recognizes share-based payments, including grants of stock options and other equity awards in the consolidated financial statements based on their fair values. The Company recognizes compensation expense for share-based awards ratably over the vesting period and purchase period, respectively.

Net Loss Per Share-Basic and diluted loss per share is computed using the net loss and the weighted average number of common shares outstanding during the period. Potential dilutive common shares include, for all of the periods presented, outstanding stock options and contingently issuable shares. There were 4,612,361, 3,126,177; and 2,534,226 outstanding options to purchase shares of the Company’s common stock and contingently issuable shares as of March 31, 2013, 2012, and 2011, respectively, that were not included in the computation of diluted loss per share because their effect would have been anti-dilutive.

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

Foreign Currency Translation-The local currency is used as the functional currency for purposes of translating the financial statements of the Company’s foreign subsidiaries into the reporting currency. Assets and liabilities of these subsidiaries are translated at the exchange rate in effect at each period end. Income statement accounts are translated at the average rate of exchange prevailing during the year. Translation adjustments arising from the use of differing exchange rates from period to period are included in accumulated other comprehensive income (loss) in stockholders’ equity. Gains and losses resulting from foreign currency transactions are included in other income (expense).Through November of 2009, the British Pound was weakening against the U.S. Dollar, creating a foreign exchange gain for the Company related to a significant intercompany outstanding balance denominated in British Pound. Beginning in December 2009, foreign exchange gains and losses on the outstanding intercompany balance denominated in British Pound are being accumulated in a separate component of equity based on the Company’s determination that the settlement of this intercompany balance is not planned or anticipated in the foreseeable future.

TIGERLOGIC CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS-(Continued)

The Company’s revenues generated through its offices located outside of the United States of America were approximately 28%, 31% and 31% of total revenue for the fiscal years ended March 31, 2013, 2012 and 2011, respectively.

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

Use of Estimates-The preparation of the financial statements in conformity with accounting principles generally accepted in the United States of America requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities, the disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Specifically, the application of the purchase method of accounting for business combinations requires the use of significant estimates and assumptions in the determination of the fair value of assets acquired and liabilities assumed in order to properly allocate the purchase price consideration between depreciable assets, assumed liabilities, intangibles, and goodwill. Our estimates of the fair values of assets and liabilities acquired are based upon assumptions that we believe to be reasonable and include assistance from independent third-party appraisal firms. When equity instruments are issued as part of the purchase price consideration, we measure them at fair value as of the date of the acquisition. Actual results could differ from those estimates.

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

3. Business Acquisition

On January 17, 2013, the Company completed its acquisition of Storycode, Inc, a privately held mobile application publishing company. The acquisition was structured as a non-taxable transaction. Pursuant to the terms of the Agreement and Plan of Merger dated December 27, 2012, as amended (the “Merger Agreement”), Storycode became a wholly-owned subsidiary of the Company as of January 17, 2013.  We have been incorporating Storycode’s expertise in mobile application development, user experience, and design into our Postano social media visualization platform to create a new kind of social platform with unique mobile distribution capabilities and allow brands to use original and fan-generated content to develop engaging experiences across the worldwide web, live events, and mobile environment.

In accordance with the Merger Agreement, the Company issued an aggregate of 1,696,329 shares of its common stock with a fair value of approximately $3.3 million and may issue an additional 444,468 shares with a fair value as of the acquisition closing date of approximately $861,000, subject to an 18-month holdback for general indemnification purposes pursuant to the Merger Agreement, which holdback share number may be adjusted from time to time. The Company also substituted 822,320 options to purchase its common stock for options to purchase Storycode’s common stock of which value of approximately $949,000 was allocated to the purchase price as of the acquisition closing date. In addition, the Company made cash payments aggregating

TIGERLOGIC CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS-(Continued)

approximately $499,000. Total consideration to acquire Storycode was approximately $5.6 million and comprised of the following (in thousands):

Fair value of common stock issued at closing	$3,285
Fair value of common stock issuable-subject to the 18-month holdback	861
Fair value of stock options assumed	949
Cash consideration paid	499
Total purchase price	$5,594

The fair value of shares issued and issuable is based on the closing price of the Company’s common stock on the acquisition closing date of $2.28 per share. However, all of the shares issued or issuable are subject to a one-year lock up agreement that resulted in an adjustment to the estimated fair value of the common stock to $1.94 per share.  Cash consideration includes a bridge loan from the Company to Storycode made during the quarter ended December 31, 2012 as well as legal and accounting fees incurred by Storycode and reimbursed by the Company. The Company expects to incur approximately $470,000 in direct transaction costs, of which approximately $288,000 were incurred and paid during the quarter ended March 31, 2013 and the balance of these costs is expected to be incurred during the quarter ended June 30, 2013.

In connection with the acquisition, each Storycode stock option that was outstanding and unexercised as of the acquisition date was assumed and converted into an option to purchase TigerLogic common stock based on a conversion ratio of 0.43085. Based on Storycode’s stock options outstanding at January 17, 2013, the Company converted options to purchase 1,908,583 shares of Storycode common stock into options to purchase 822,320 shares of TigerLogic common stock. The estimated value of the assumed stock options included in the purchase price equals the fair value of the fully vested stock options assumed plus the fair value of the portion of the partially vested stock options assumed attributable to pre-combination services.

The portion of the estimated fair value of the partially vested replacement stock options that was considered unearned compensation as of the date of acquisition was approximately $393,000, which will be recognized as stock-based compensation expense on a straight line basis over the remaining vesting periods of the respective awards.

The fair value of the stock options was estimated using a Black-Scholes option-pricing model with the following weighted average assumptions:

Options Assumed and Unearned
Volatility	60%-85%
Annual risk-free rate	0.09%-0.40%
Expected life (in years)	0.5-3.04
Dividend yield	0%

Purchase Price Allocation

The total purchase price was allocated to Storycode’s net tangible and intangible assets based upon their estimated fair values as of the acquisition date. The excess purchase price over the value of the net tangible liabilities and indentifiable intangible assets was recorded as goodwill. The table below represents the allocation of the purchase price to the acquired net assets of Storycode based on their estimated fair values as of the acquisition date and the associated estimated useful lives at that date.

TIGERLOGIC CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS-(Continued)

Allocation of purchase price (in thousands):

	Amount	Useful Life (years)

Identifiable intangible assets:
Trade and Domain Names	$80	10
Technology	530	7
Goodwill	5,268	N/A
Net tangible liabilities	(284)	N/A
Total estimated purchase price allocation	$5,594

Identifiable intangible assets-Trade and domain names acquired primarily includes the Storycode brand name. Existing technology acquired primarily includes content management and publishing platform for mobile applications. The estimated fair value and useful lives of the trade and domain names and existing technology acquired was determined based the relief-from-royalty method, with key assumptions including: 1) forecasted revenue estimates for the trade and domain names were based on Storycode’s legacy business line revenue; 2) a royalty rate of 1.0%; and 3) a discount rate of 20.0%. The Company expects to amortize the fair value of these intangible assets on a straight-line basis over their respective estimated useful lives.

Goodwill-Goodwill represents the excess of the purchase price over the fair value of the underlying acquired net tangible and intangible assets. The factors that contributed to the recognition of goodwill included securing certain synergies with existing technology of the Company that expect to increase revenue and profits of the Company, acquiring talented workforce, and cost savings opportunities.

Net tangible liabilities-Storycode’s tangible assets and liabilities as of January 17, 2013 were reviewed and adjusted to their fair value as necessary. Net tangible liabilities assumed included approximately $300,000 in accounts payable, $178,000 in other liabilities, $9,000 in cash, and $184,000 in accounts receivable.

Taxes-As part of the Company’s accounting for the acquisition of Storycode, a portion of the overall purchase price was allocated to goodwill and acquired intangible assets. Amortization expense associated with acquired intangible assets is not deductible for tax purposes. Approximately $0.6 million of net deferred tax assets was established as a result of the acquisition, which was offset by a full valuation allowance. Any impairment charge made in the future associated with goodwill will not be tax deductible and will result in an increased effective income tax rate in the quarter the impairment is recorded.

Pro Forma Results

Storycode’s results of operations are included in the Company’s historical results of operations for fiscal 2013 from the acquisition date of January 17, 2013 through March 31, 2013 and were not significant. The following pro forma combined results of operations for the fiscal years 2013 and 2012 assumes the acquisition had taken place as of April 1, 2011, and combines the Company’s historical results of operations for the years ended March 31, 2013 and 2012, with Storycode’s unaudited historical results of operations for the years ended March 31, 2013 and 2012, respectively. The pro forma financial information is presented for informational purposes only and is not indicative of the results of operations that would have been achieved if the acquisition had taken place on April 1, 2011 or the results that may occur in the future. Acquisition related costs incurred during the quarter ended March 31, 2013 were not included in the pro forma information below.

	For the Years Ended March 31,
	2013	2012
	(In thousands, except per share data)
	(Unaudited)

Net revenue	$13,829	$14,591
Net loss	$(3,597)	$(4,264)
Net loss per basic and diluted share	$(0.13)	$(0.15)

TIGERLOGIC CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS-(Continued)

4. Fair Value Measurement

The Company maintains all of its cash on deposit at financial institutions. As such, there were no cash equivalents on the Company’s balance sheets as of March 31, 2013 or 2012. There were no nonfinancial assets or liabilities that required recognition or disclosure at fair value on a nonrecurring basis in the Company’s balance sheets as of March 31, 2013 or 2012.

5. Property, Furniture and Equipment

Property, furniture and equipment at March 31 consisted of (in thousands):

	2013	2012
Land and buildings	$652	$685
Office equipment, furniture and fixtures	4,805	5,361
Total	5,457	6,046
Accumulated depreciation and amortization	(4,906)	(5,431)
Property, furniture and equipment, net	$551	$615

Depreciation and amortization expense for the fiscal years ended March 31, 2013, 2012, and 2011 was approximately $127,000, $159,000, and $364,000, respectively.

6. Goodwill and intangible assets

Goodwill as of March 31, 2013 and 2012 was as follows (in thousands):

	2012	Acquisition	2013

Goodwill	$26,388	$5,268	$31,656

Intangible assets subject to amortization at March 31, 2013 were as follows (in thousands):

	Cost	Accumulated Amortization	Net

Purchased Trade and Domain Names	$80	$(2)	$78
Purchased Technology	530	(15)	515
Total purchased intangible assets	$610	$(17)	$593

Amortization expense related to purchased intangible assets for fiscal year 2013 was approximately $17,000 . There was no amortization expense in fiscal years 2012 or 2011.

Purchased intangible assets are amortized over their estimated useful lives of seven and ten years. At March 31, 2013, expected future amortization expense is as follows (in thousands):

Years Ending March 31,	Intangible assets
2014	$84
2015	84
2016	84
2017	84
2018 and thereafter	257
Total expected amortization expense	$593

TIGERLOGIC CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS-(Continued)

7. Stockholder’s Equity

Series A Convertible Preferred Stock

The Company had 5,000,000 shares of Series A convertible preferred stock (“Series A”) authorized and no shares of Series A issued and outstanding at March 31, 2013 and 2012.

Common Stock

The Company had 100,000,000 shares of common stock authorized and 29,931,248 and 28,183,469 shares of common stock issued and outstanding as of March 31, 2013 and 2012, respectively.

Stock Options

On February 25, 2009, the shareholders voted to approve and the Company adopted the 2009 Equity Incentive Plan (“2009 Plan”). The 2009 Plan provides for the granting of stock options, restricted stock, and restricted stock units to directors, employees and consultants. In conjunction with the adoption of the 2009 Plan, the Company terminated all other plans, except as to options then issued and outstanding under such plans. The total number of shares available for issuance under the 2009 Plan at adoption date is based on the number of shares that have been reserved but not issued under the 1999 Stock Plan (“1999 Plan”), the shares under the 1999 Plan which expired, were cancelled or were forfeited, and the annual share reserve increase. Included in the 2009 Plan is the provision for the annual automatic share reserve increase on the last day of each fiscal year in an amount equal to the lesser of (a) 3% of the Company’s total outstanding shares on the last day of the Company’s fiscal year, (b) 2,000,000, or (c) such lesser amount as determined in the sole and absolute discretion of the Board. The annual increase for the year ended March 31, 2013 was 897,937 shares. At March 31, 2013, total number of shares available for issuance under the 2009 Plan was 3,773,631 shares. Stock options are generally granted with an exercise price equal to the stock’s fair market value at the date of grant. All options under the 2009 Plan have ten-year terms and generally vest ratably over a period of four years.

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

Through March 31, 2013, 697,730 shares had been issued to employees under the ESPP. For the year ended March 31, 2013, 33,680 shares of common stock were issued under the ESPP. As of March 31, 2013, employee withholdings under the ESPP aggregated $10,056.

Stock-Based Compensation

The Company estimates the fair value of employee stock options granted and ESPP purchase rights using the Black-Scholes option-pricing model and a single option award approach. Under this approach, the compensation expense for awards that have a graded vesting schedule is recognized on a straight-line basis over the requisite service period, net of estimated forfeitures. When estimating forfeitures, the Company considers voluntary termination behavior as well as analysis of actual option forfeitures.

The Company estimated the fair value of its stock options and ESPP purchase rights using the following weighted average assumptions:

TIGERLOGIC CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS-(Continued)

	Years Ended March 31,
	2013		2012
		ESPP		ESPP
	Stock	purchase	Stock	purchase
	options	rights	options	rights
Expected term	5.0 Years	0.5 Years	5.3 Years	0.5 Years
Expected volatility	71%	73%	75%	72%
Risk-free interest rate	0.74%	0.13%	1.25%	0.13%
Dividend yield	0%	0%	0%	0%

Expected Term-The expected term represents the period the Company’s stock-based awards are expected to be outstanding and was determined based on historical experience with similar awards, giving consideration to the contractual terms of the stock-based awards, vesting schedules and expectations of future employee behavior as influenced by changes to the terms of its stock-based awards. The weighted average expected term is calculated based on the number of shares granted and the related expected term.

Expected Volatility-The computation of expected volatility is based on historical volatility equal to the expected term.

Risk-Free Interest Rate-The risk-free interest rate used in the Black-Scholes valuation method is based on the yield available on U.S. Treasury securities with a term equal to the expected term at the time of grant.

Dividend Yield-No dividends are expected to be paid.

Total stock-based compensation expense included in the consolidated statements of comprehensive lossis as follows (in thousands):

	Years Ended March 31,
	2013	2012	2011

Cost of revenue	$93	$152	$68
Operating expense:
Selling and marketing	210	357	342
Research and development	250	376	308
General and administrative	496	395	289
Total stock-based compensation expense	1,049	1,280	1,007
Income tax benefit	—	—	—
Net stock-based compensation expense	$1,049	$1,280	$1,007

As of March 31, 2013, there was approximately $1.7 million of total unrecognized compensation cost related to nonvested share-based compensation arrangements granted under the plans. That cost is expected to be recognized over a weighted-average period of 2.2 years.

Stock option activity was as follows for fiscal years 2013, 2012, and 2011:

TIGERLOGIC CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS-(Continued)

	Number of Shares	Weighted Average Exercise Price	Weighted Average Remaining Contractual Term in Years	Aggregate Intrinsic Value

Options outstanding as of March 31, 2010	2,689,036	$3.29
Granted	198,500	$4.49
Exercised	(147,122)	$2.57
Forfeited	(57,095)	$4.18
Expired	(149,093)	$4.79
Options outstanding as of March 31, 2011	2,534,226	$3.32	5.9	$3,374,573
Granted	1,349,500	$3.64
Exercised	(43,640)	$1.99
Forfeited	(385,140)	$3.89
Expired	(328,769)	$4.21
Options outstanding as of March 31, 2012	3,126,177	$3.31	6.4	$91,005
Granted	942,000	$2.07
Increase due to acquisition of Storycode	822,320	$0.70
Exercised	(17,770)	$1.37
Forfeited	(157,586)	$2.58
Expired	(547,248)	$3.45
Options outstanding as of March 31, 2013	4,167,893	$2.53	6.4	$1,013,910
Vested and expected to vest at March 31, 2013	3,971,004	$2.53	6.3	$977,994
Exercisable at March 31, 2013	2,598,013	$2.59	5.0	$742,817

The aggregate intrinsic value in the table above represents the difference between the exercise price of the underlying awards and the quoted price of our common stock for the options that were in-the-money at each year end presented. The aggregate intrinsic value of options exercised under the 1999 and 2009 Plan was approximately $24,000, $67,790, and $243,330 for the years ended March 31, 2013, 2012, and 2011, respectively, determined as of the date of option exercise. Weighted-average grant-date fair values of the options granted during the years ended March 31, 2013, 2012, and 2011 were $1.30, $1.98, and $2.98, respectively.

Retirement Plans

The Company sponsors a 401(k) Savings and Retirement Plan (“the Plan”) for substantially all of its employees in the United States. Employees meeting the eligibility requirements may contribute specified percentages of their salaries. The Company’s Board of Directors, in its sole discretion, may make discretionary profit-sharing contributions at 50% of the employees’ contributions up to 4% of the employees’ total compensation, to the Plan. There were no discretionary annual contributions made to the Plan for the years ended March 31, 2013, 2012 and 2011.

The Company sponsors the Raining Data UK Limited Retirement Benefits Scheme (“RDUKL Plan”) for substantially all of its employees in the United Kingdom. The RDUKL Plan is a defined contribution plan that provides retirement benefits upon attaining normal retirement age, and incidental benefits in the case of death or termination of employment prior to retirement. Raining Data UK contributes an amount ranging from 3% to 8% of each participant’s compensation to fund such benefits. In addition, participants are entitled to make voluntary contributions under the RDUKL Plan. The Company contributed approximately $41,000, $34,000 and $39,000 to the RDUKL Plan for the years ended March 31, 2013, 2012 and 2011, respectively.

8. Related Party Transactions

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

TIGERLOGIC CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS-(Continued)

Company from Astoria’s premises. Mr. Koe also serves as President of Astoria. Since the start of the agreement on April 1, 2009, the Company reimbursed Astoria approximately $7,100 per month. Effective April 1, 2011, the Company entered into a new office lease in Portland, Oregon, and as a result, the expense reimbursement agreement with Astoria terminated on June 30, 2011.

9. Income Taxes

The Company’s geographical breakdown of its income (loss) before provision for income taxes is as follows:

	Year Ended March 31,
(in thousands)	2013	2012	2011

Domestic	$(2,877)	$(3,534)	$(3,232)
Foreign	12	85	401
Loss before provision for taxes	$(2,865)	$(3,449)	$(2,831)

The components of the provision for income taxes are as follows:

	Years Ended March 31,
(in thousands)	2013	2012	2011
Current
Federal	$—	—	$1
State	—	—	(2)
Foreign	76	69	56
Total current provision	$76	$69	$55
Deferred
Federal	—	—	—
State	—	—	—
Foreign	1	29	94
Total deferred provision	$1	$29	$94
Total	$77	$98	$149

Reconciliations of the provisions for income taxes at the statutory rates to the Company’s provisions for income taxes are as follows:

	2013	2012	2011
Expected U.S. Federal tax benefit	(34.0)%	(34.0)%	(34.0)%
State taxes	(4.3)%	(4.3)%	(4.3)%
Foreign taxes	2.7%	2.0%	5.2%
Change in valuation allowance	38.8%	34.1%	41%
Research and experimentation credit	(8.3)%	(3.2)%	(9.2)%
Stock-based compensation expense	7.5%	8.0%	6.1%
Other	0.2%	0.2%	0.5%
Actual effective tax rate	2.6%	2.8%	5.3%

TIGERLOGIC CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS-(Continued)

Significant components of the Company’s net deferred tax assets are as follows at March 31:

(in thousands)	2013	2012	2011

Deferred tax assets:
Net operating loss carryforwards	$15,926	$17,572	$19,035
Accruals and allowances recognized in different periods	323	373	162
Research and experimentation credit carryforwards	5,438	5,013	4,937
Property and equipment	73	109	138
Stock-based compensation expense	1,225	855	688
Total deferred tax assets	22,985	23,922	24,960
Less valuation allowance	(22,387)	(23,532)	(24,519)
Total deferred assets	598	390	441
Deferred tax liabilities:
Currency translation adjustment	(125)	(129)	(137)
Intangibles	(224)	—	—
Total deferred tax liabilities	(349)	(129)	(137)
Net deferred tax assets	$249	$261	$304

Recognition of deferred tax assets is appropriate when realization of these assets is more likely than not. Based upon the weight of available evidence, including the Company’s historical operating performance and the recorded cumulative net losses in prior fiscal periods, the Company has provided a full valuation allowance against its U.S. and United Kingdom deferred tax assets. The Company’s valuation allowance decreased by $1.2 million, $1.0 million, and $1.2 million in the years ended March 31, 2013, 2012, and 2011, respectively.

The Company  recognizes excess income tax benefits from stock option exercises in the additional paid in capital account in stockholders’ equity only if an incremental income tax benefit would be realized after considering all other tax attributes presently available to the Company. There was no such excess income tax benefits recognized for the years ended March 31, 2013, 2012, or 2011.

As of March 31, 2013, the Company had U.S. federal, state, and foreign net operating loss carryforwards of approximately $44.2 million, $12.8 million, and $4.2 million, respectively. Of these amounts, $2.3 million and $1.3 million represent federal and state tax deductions in excess of recognized stock option compensation, respectively, which will be recorded as an adjustment to additional paid-in capital when they reduce taxes payable. If unused, the federal net operating loss carryforwards will begin to expire in 2019, the state net operating loss carryforwards will begin to expire in 2016. Foreign net operating losses may be carried forward indefinitely. Approximately $1.4 million and $1.4 million of the federal and state net operating loss carryforwards, respectively, are subject to an annual limitation of approximately $0.2 million per year.

As of March 31, 2013, the Company had U.S. federal and state tax credit carryforwards of approximately $3.2 million and $3.4 million, respectively. The federal credit will expire beginning in 2019, if not utilized. California state research and development credits can be carried forward indefinitely. With respect to the Company’s foreign subsidiaries in the UK and Germany, the Company intends to permanently reinvest earnings, therefore, no U.S. income or foreign tax withholding has been provided for in deferred income taxes. With respect to the Company’s foreign subsidiary in France, it is treated as a branch for US income tax purposes, which results in its earnings being taxed in the U.S. There is no unrecognized deferred tax liability related to undistributed earnings due to cumulative losses sustained by these foreign subsidiaries.

As of March 31, 2013 and 2012, the Company did not have any gross unrecognized tax benefit.  While it is often difficult to predict the final outcome of any particular uncertain tax position, management does not believe that it is reasonably possible that the estimates of unrecognized tax benefits will change significantly in the next twelve months.

TIGERLOGIC CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS-(Continued)

A reconciliation of the beginning and ending amount of unrecognized tax benefits is as follows:

	Years Ended March 31,
	2013	2012	2011
Balance at April 1	$—	$103,000	$119,000
Additions based on tax positions taken during a prior period	—	—	—
Reductions based on tax positions taken during a prior period	—	—	(16,000)
Additions based on tax positions taken during the current period	—	—	—
Reductions based on settlements with taxing authorities	—	(103,000)	—
Balance at March 31	$—	$—	$103,000

The Company files consolidated and separate income tax return in the U.S. federal jurisdiction and in certain state jurisdictions as well as foreign jurisdictions including France, Germany, and the United Kingdom. The Company is subject to income tax examinations for fiscal years after 2009 for France, fiscal years after 2008 for Germany, and fiscal years after 2006 for the United Kingdom. As a result of net operating loss carryforwards, the Company is subject to audit for fiscal years 1999 and forward for federal purposes and 2001 and forward for California purposes.

Recently enacted tax laws may also affect the tax provision on the company’s financial statements. On February 20, 2009, the State of California passed a new law to allow taxpayers to make an election to adopt a single sales factor apportionment formula starting with the 2011 taxable year. As of March 31, 2013, the Company has not considered changing its sales factor apportionment in California. However, California Proposition 30 passed in November 2012, requiring mandatory single sales factor apportionment for tax years beginning on or after January 1, 2013. Therefore, the Company will be required to use single sales factor apportionment for California purposes for the tax year ending March 31, 2014, resulting in potential adjustment to the blended state rate used to calculate the tax effect on its deferred tax assets and liabilities. Management of the Company believes that any related change to the blended state rate will not have a material impact to the Company’s consolidated financial statements.

During the year ended March 31, 2012, the German tax authorities closed a tax audit of the Company’s subsidiary in Germany for the fiscal years 2005 to 2007, which resulted in a net tax expense of approximately $82,000.

10. Commitments and Contingencies

Leases

The Company leases office space and certain equipment under noncancelable operating lease agreements with terms expiring through 2017. Rent expense related to operating these leases is recognized ratably over the entire lease term. The Company is required to pay property taxes, insurance and normal maintenance costs.

Future minimum lease payments under noncancelable operating leases with initial or remaining lease terms in excess of one year as of March 31, 2013 are as follows (in thousands):

Years Ending March 31,	Operating Leases
2013	$692
2014	708
2015	515
2016	125
2017 and thereafter	14
Total minimum lease payments	$2,054

Rent expense of $805,000, $813,000 and $766,000 was recognized in 2013, 2012 and 2011, respectively.

Litigation

The Company is subject from time to time to litigation, claims and suits arising in the ordinary course of business. There were no material ongoing legal proceedings as of March 31, 2013.

TIGERLOGIC CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS-(Continued)

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

11. Segment Information

The Company operates in one reportable segment. International operations consist primarily of foreign sales offices selling software developed in the United States combined with local service revenue. The following table summarizes consolidated financial information of the Company’s operations by geographic location (in thousands):

	Years Ended March 31,
	2013	2012	2011
Net revenue
United States	$9,236	$9,256	$9,388
Europe	3,604	4,090	4,282
Total	$12,840	$13,346	$13,670

	March 31,
	2013	2012	2011
Long-lived assets
United States	$32,507	$26,658	$27,029
Europe	405	458	478
Total	$32,912	$27,116	$27,507

The Company is engaged in the design, development, sale, and support of the following software product lines: 1) Multidimensional Database Management Systems (“MDMS”), 2) Rapid Application Development (“RAD”) software tools, 3) Postano, and 4) yolink. On January 17, 2013, the Company completed its acquisition of Storycode, Inc., a privately held company that designs and hosts mobile applications, and designs and develops digital publications. To date, revenue from Postano, yolink, and Storycode products has not been significant. The following table represents the Company’s net revenue by product line (in thousands):

	Years Ended March 31,
	2013	2012	2011
Net revenue
Databases	$9,338	$9,643	$9,672
RAD Software Tools	3,502	3,703	3,998
Total	$12,840	$13,346	$13,670

TIGERLOGIC CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS-(Continued)

12. Accrued Liabilities

Components of accrued liabilities at March 31 are as follows (in thousands):

	2013	2012
Payroll and related costs	$853	$974
Professional fees	33	15
Taxes	101	106
Pension	46	110
Other	261	262
Total accrued liabilities	$1,294	$1,467

EXHIBIT INDEX

Exhibit	Description

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

4.2	Specimen Common Stock Certificate (included as Exhibit 4.1 to the Registrant’s Form 8-K filed with the Commission on April 21, 2008 and incorporated herein by reference).

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

10.3

Lease Agreement dated November 9, 2004 between Registrant and The Irvine Company (included as Exhibit 10.1 to the Registrant’s Form 10-QSB filed with the Commission on November 9, 2004 and incorporated herein by reference), as amended on December 7, 2009 (see Exhibit 10.4 below).

10.4

First Amendment dated December 7, 2009 to Lease Agreement dated November 9, 2004 between the Registrant and The Irvine Company LLC (included as Exhibit 10.13 to the Registrant’s Form 10-Q filed with the Commission on February 11, 2010 and incorporated herein by reference).

10.5*

TigerLogic Corporation 2009 Equity Incentive Plan and form of stock option agreement thereunder (included as Exhibit 10.1 to the Registrant’s Form 8-K filed with the Commission on February 26, 2009 and incorporated herein by reference).

10.6*

Amended and Restated Employment and Severance Agreement, dated January 17, 2013, by and between the Registrant and Richard Koe (included as Exhibit 10.3 to the Registrant’s Form 8-K filed with the Commission on January 18, 2013 and incorporated herein by reference).

10.7*

Amended and Restated Employment and Severance Agreement, dated January 17, 2013, by and between the Registrant and Thomas Lim (included as Exhibit 10.4 to the Registrant’s Form 8-K filed with the Commission on January 18, 2013 and incorporated herein by reference).

10.8*

Offer Letter, dated June 13, 2011, by and between the Registrant and Cliff Torng (included as Exhibit 10.11 to the Registrant’s Form 10-Q filed with the Commission on August 15, 2011 and incorporated herein by reference).

10.9*

Offer Letter, dated August 31, 2011, by and between the Registrant and Gerald F. Chew (included as Exhibit 10.12 to the Registrant’s Form 8-K filed with the Commission on September 2, 2011 and incorporated herein by reference).

10.10*	2011 Amended and Restated Employee Stock Purchase Plan (included as Exhibit 10.9 to the Registrant’s Form 10-K filed with the Commission on June 26, 2012 and incorporated herein by reference).

10.11*

Employment Agreement, dated January 9, 2012, by and between Storycode, Inc. and James McDermott, as amended by the First Amendment to Employment Agreement, dated as of January 17, 2013, by and between Storycode, Inc. and James McDermott (included as Exhibit 10.18 to the Registrant’s Form 10-Q filed with the Commission on February 12, 2013 and incorporated herein by reference).

10.12

Agreement and Plan of Merger, dated December 27, 2012, by and between the Registrant, Storycode, Inc., TLSC Merger Sub, Inc. and Jon Maroney (included as Exhibit 10.1 to the Registrant’s Form 8-K filed with the Commission on December 28, 2012 and incorporated herein by reference).

10.13

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