Form 10-Q
period 2013-06-30
TigerLogic CORP
filed 2013-08-09
CIK 820738

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark one)

☒      QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2013

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

As of July 31, 2013, the Registrant had 30,044,905 shares of its common stock outstanding.

TIGERLOGIC CORPORATION

PART I. FINANCIAL INFORMATION

ITEM 1.                                                FINANCIAL STATEMENTS

TIGERLOGIC CORPORATION AND SUBSIDIARIES

UNAUDITED CONDENSED CONSOLIDATED BALANCE SHEETS

(In thousands)

	June 30,	March 31,
	2013	2013

ASSETS
Current assets:
Cash	$5,825	$6,465
Trade accounts receivable, less allowance for doubtful accounts of $24 and $24, respectively	1,356	986
Other current assets	520	561
Total current assets	7,701	8,012

Property, furniture and equipment,net	541	551
Goodwill	31,656	31,656
Intangible assets, net	572	593
Deferred tax assets	228	228
Other assets	112	111
Total assets	$40,810	$41,151

LIABILITIES AND STOCKHOLDERS’ EQUITY

Current liabilities:
Accounts payable	$358	$388
Accrued liabilities	1,500	1,294
Deferred revenue	4,657	4,342
Total current liabilities	6,515	6,024

Other long-term liabilities	139	137

Total liabilities	6,654	6,161

Commitments and contingencies

Stockholders’ equity:
Preferred Stock	—	—
Common Stock	2,995	2,993
Additional paid-in-capital	141,888	141,478
Accumulated other comprehensive income	2,249	2,257
Accumulated deficit	(112,976)	(111,738)
Total stockholders’ equity	34,156	34,990

Total liabilities and stockholders’ equity	$40,810	$41,151

See accompanying notes to the unaudited condensed consolidated financial statements.

TIGERLOGIC CORPORATION AND SUBSIDIARIES

UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE LOSS

(In thousands, except per share data)

	Three Months Ended June 30,
	2013	2012
Net revenues:
Licenses	$1,298	$995
Services	2,427	2,289
Total net revenues	3,725	3,284
Operating expenses:
Cost of license revenues	18	2
Cost of revenue-amortization of intangible asset	19	—
Cost of service revenues	489	424
Selling and marketing	1,598	1,057
Research and development	1,448	1,235
General and administrative	1,137	1,037
Acquisition related costs	209	—
Total operating expenses	4,918	3,755
Operating loss	(1,193)	(471)
Other income (expense):
Interest expense-net	(1)	(3)
Other income (expense)-net	8	(16)
Total other income (expense)	7	(19)
Loss before income taxes	(1,186)	(490)
Income tax provision	52	3
Net loss	$(1,238)	$(493)

Other comprehensive loss:
Foreign currency translation adjustments	(8)	(3)
Total comprehensive loss	$(1,246)	$(496)

Basic and diluted net loss per share	$(0.04)	$(0.02)

Shares used in computing basic and diluted net loss per share	29,933	28,190

See accompanying notes to the unaudited condensed consolidated financial statements.

TIGERLOGIC CORPORATION AND SUBSIDIARIES

UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(In thousands)

	Three Months Ended June 30,
	2013	2012

Cash flows from operating activities:
Net loss	$(1,238)	$(493)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization of long-lived assets	49	35
Recovery from bad debt	—	(6)
Stock-based compensation expense	399	225
Change in deferred tax assets	—	3
Foreign currency exchange (gain) loss	(8)	17
Change in assets and liabilities:
Trade accounts receivable	(362)	118
Other current assets	117	38
Accounts payable	(105)	1
Accrued liabilities	203	(176)
Deferred revenue	304	(121)
Net cash used in operating activities	(641)	(359)

Cash used in investing activities-purchase of property, furniture and equipment	(17)	(13)

Cash from financing activities-proceeds from exercise of stock options	12	24

Effect of exchange rate changes on cash	6	(40)

Net decrease in cash	(640)	(388)
Cash at beginning of the period	6,465	8,918
Cash at end of the period	$5,825	$8,530

See accompanying notes to the unaudited condensed consolidated financial statements.

TIGERLOGIC CORPORATION AND SUBSIDIARIES

NOTES TO THE UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

June 30, 2013

1.              INTERIM FINANCIAL STATEMENTS

The unaudited interim condensed consolidated financial information furnished herein reflects all adjustments, consisting only of normal recurring items, which in the opinion of management are necessary to fairly state TigerLogic Corporation and its subsidiaries’ (collectively, the “Company” or “we,” “us” or “our”) financial position, results of operations and cash flows for the dates and periods presented and to make such information not misleading. Certain information and footnote disclosures normally included in annual financial statements prepared in accordance with accounting principles generally accepted in the United States of America have been omitted pursuant to rules and regulations of the Securities and Exchange Commission (“SEC”); nevertheless, management of the Company believes that the disclosures herein are adequate to make the information presented not misleading. These condensed consolidated financial statements should be read in conjunction with the Company’s audited financial statements for the year ended March 31, 2013, contained in the Company’s Annual Report on Form 10-K filed with the SEC on July 11, 2013. The results of operations for the three months ended June 30, 2013, are not necessarily indicative of results to be expected for any other interim period or the fiscal year ending March 31, 2014.

2. BUSINESS ACQUISITION

On January 17, 2013, the Company completed its acquisition of Storycode, Inc., a privately held mobile application publishing company. The acquisition was structured as a non-taxable transaction. Pursuant to the terms of the Agreement and Plan of Merger dated December 27, 2012, as amended (the “Merger Agreement”), Storycode became a wholly-owned subsidiary of the Company as of January 17, 2013.  We have been incorporating Storycode’s expertise in mobile application development, user experience, and design into our Postano social media visualization platform to create a new kind of social platform with unique mobile distribution capabilities and allow brands to use original and fan-generated content to develop engaging experiences across the worldwide web, live events, and mobile environment.

In accordance with the Merger Agreement, the Company issued an aggregate of 1,696,329 shares of its common stock with a fair value of approximately $3.3 million and may issue an additional 444,468 shares with a fair value as of the acquisition closing date of approximately $861,000, subject to an 18-month holdback for general indemnification purposes pursuant to the Merger Agreement, which holdback share number may be adjusted from time to time. The Company also substituted 822,320 options to purchase its common stock for options to purchase Storycode’s common stock of which value of approximately $949,000 was allocated to the purchase price as of the acquisition closing date. In addition, the Company made cash payments aggregating approximately $499,000. Total consideration to acquire Storycode was approximately $5.6 million and comprised of the following (in thousands):

Fair value of common stock issued at closing	$3,285
Fair value of common stock issuable-subject to the 18-month holdback	861
Fair value of stock options assumed	949
Cash consideration paid	499
Total purchase price	$5,594

The fair value of shares issued and issuable is based on the closing price of the Company’s common stock on the acquisition closing date of $2.28 per share. However, all of the shares issued or issuable are subject to a one-year lock up agreement that resulted in an adjustment to the estimated fair value of the common stock to $1.94 per share.  Cash consideration includes a bridge loan from the Company to Storycode made during the quarter ended December 31, 2012 as well as legal and accounting fees incurred by Storycode and reimbursed by the Company. The Company incurred approximately $288,000 and $209,000 in direct transaction costs during the quarters ended March 31, 2013 and June 30, 2013, respectively.

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

The portion of the estimated fair value of the partially vested replacement stock options that was considered unearned compensation as of the date of acquisition was approximately $393,000, which is being recognized as stock-based compensation expense on a straight line basis over the remaining vesting periods of the respective awards.

Purchase Price Allocation

The total purchase price was allocated to Storycode’s net tangible and intangible assets based upon their estimated fair values as of the acquisition date. The excess purchase price over the value of the net tangible liabilities and identifiable intangible assets was recorded as goodwill. The table below represents the allocation of the purchase price to the acquired net assets of Storycode based on their estimated fair values as of the acquisition date and the associated estimated useful lives at that date.

	Amount	Useful Life (years)
	(in thousands)
Identifiable intangible assets:
Trade and domain names	$80	10
Technology	530	7
Goodwill	5,268	N/A
Net tangible liabilities	(284)	N/A
Total purchase price allocation	$5,594

Pro Forma Results

The following pro forma combined results of operations for the quarter ended June 30, 2012 assumes the acquisition had taken place as of April 1, 2012, and combines the Company’s historical results of operations for the quarter ended June 30, 2012, with Storycode’s unaudited historical results of operations for the quarter ended June 30, 2012. The pro forma financial information is presented for informational purposes only and is not indicative of the results of operations that would have been achieved if the acquisition had taken place on April 1, 2012 or the results that may occur in the future.

Three Months Ended June 30, 2012
(in thousands, except per share data)
(unaudited)
Net revenue	$3,532
Net loss	$(978)
Net loss per basic and diluted share	$(0.03)

3.              STOCK-BASED COMPENSATION

The Company has a stock option plan that provides for the granting of stock options, restricted stock and restricted stock units to directors, employees and consultants. The Company also has an employee stock purchase plan allowing employees to purchase the Company’s common stock at a discount.

Total stock-based compensation expense included in the unaudited condensed consolidated statements of comprehensive loss for the three months ended June 30, 2013 and 2012, was as follows (in thousands):

	Three Months Ended June 30,
	2013	2012

Cost of revenue	$45	$24
Operating expense:
Selling and marketing	126	33
Research and development	95	53
General and administrative	133	115
Total stock-based compensation expense	399	225
Income tax benefit	—	—
Net stock-based compensation expense	$399	$225

As of June 30, 2013, there was approximately $1.8 million of total unrecognized compensation cost related to non-vested share-based compensation arrangements granted under the plans. That cost is expected to be recognized over a weighted-average period of 1.81 years.

4.              FAIR VALUE MEASUREMENT

The Company maintains all of its cash on deposit at financial institutions. As such, there were no cash equivalents on the Company’s balance sheets as of June 30, 2013 or March 31, 2013. There were no nonfinancial assets or liabilities that required recognition or disclosure at fair value on a nonrecurring basis in the Company’s balance sheets as of June 30, 2013 or March 31, 2013.

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

Weighted outstanding options to purchase 4,557,681 shares and 3,244,907 shares of the Company’s common stock have been excluded from the computation of diluted net loss per share for the three month periods ended June 30, 2013 and 2012, respectively, because the effect of their inclusion would have been anti-dilutive.

The change in accumulated other comprehensive income during the three month periods ended June 30, 2013 and 2012 is the result of the effect of foreign exchange rate changes.

6.             BUSINESS SEGMENT

The Company operates in one reportable segment. International operations consist primarily of foreign sales offices selling software developed in the United States combined with local service revenue. The following table summarizes consolidated financial information of the Company’s operations by geographic location (in thousands):

	Three Months Ended June 30,
Net revenue	2013	2012

United States	$2,587	$2,265
Europe	1,138	1,019
Total	$3,725	$3,284

	June 30,	March 31,
Long-lived assets	2013	2013

United States	$32,481	$32,507
Europe	400	405
Total	$32,881	$32,912

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

	Three Months Ended June 30,
Net revenue	2013	2012

Databases	$2,697	$2,307
RAD Software Tools	1,028	977
Total	$3,725	$3,284

7.  COMMITMENTS AND CONTINGENCIES

The Company is subject from time to time to litigation, claims and suits arising in the ordinary course of business. There were no ongoing material legal proceedings as of June 30, 2013.

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

Overview

We were incorporated in the State of Delaware in August 1987. We were originally incorporated as Blyth Holdings, Inc. and our name was changed to Omnis Technology Corporation in September 1997. Effective December 1, 2000, we completed the acquisition of PickAx, Inc., a Delaware corporation (“PickAx”). Concurrent with the acquisition, we changed our name to Raining Data Corporation. On April 17, 2008, we changed our name to TigerLogic Corporation. Reference to “we,” “our,” “us” or the “Company” in this Quarterly Report on Form 10-Q means TigerLogic Corporation and our subsidiaries.

On January 17, 2013, we completed our acquisition of Storycode, Inc, a privately held mobile application publishing company. Pursuant to the terms of the Agreement and Plan of Merger dated December 27, 2012, as amended (the “Merger Agreement”), Storycode became a wholly-owned subsidiary of ours. Since the closing of the acquisition, we began incorporating Storycode’s expertise in mobile application development, user experience, and design into our Postano social media visualization platform to create, what we believe, will be a new kind of social platform with unique mobile distribution capabilities. This new platform is being designed to allow brands to use original and fan-generated content to develop engaging experiences across the worldwide web, live events, and mobile environment.

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

We primarily sell our database and rapid application development software products through established distribution channels consisting of original equipment manufacturers (“OEMs”), system integrators, specialized vertical application software developers and consulting organizations, as well as through our sales personnel. Our Internet search enhancement tools and social media content aggregation platform are generally sold through our sales personnel and web sites, as well as through co-marketing arrangements with third parties. Our Storycode mobile applications and digital publishing solutions are generally sold through our sales personnel. Outside the United States, we maintain direct sales offices in the United Kingdom, France and Germany. We generally license our database and rapid application development software on a per-CPU, per-server, per-port or per-user basis. We license our yolink products at prices based on usage measured in a variety of ways. We generally license our Postano platform on a time-based subscription basis. We may make both our yolink and Postano products available to users for free under certain circumstances. We generally sell our Storycode mobile application design and digital publishing services on a project fee basis, and charge monthly fees for hosting mobile applications. We also provide continuing software maintenance and support, and other professional services relating to our products, including consulting and training services. The majority of our revenue to date has been principally derived from MDMS and RAD software products. Approximately 31% of our revenue came from sales through our offices located outside the United States for each of the quarters ended June 30, 2013, and 2012.

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

TigerLogic Postano

Postano is a real-time social content aggregation and visualization platform, bringing together social media conversations and content streams from around the web. The Postano platform includes Postano Mobile, Postano Events, Postano Retail, Postano Social Hub, and the built-in Postano Monitoring dashboard capabilities. Postano aggregates social content across Twitter, Tumblr, Facebook, Instagram, Pinterest, and other social platforms. Within Postano, these content streams can be moderated, curated, analyzed, and then displayed in physical store locations, at events to increase brand awareness, on website social hubs to amplify engagement, and on hashtag campaign landing pages to create brand conversation and increase participation. Postano is designed primarily for commercial use, with pricing based on a number of factors, including the type of Postano, the number of Postanos, features, and support levels desired. Through June 30, 2013, revenue recognized from Postano products has not been significant.

TigerLogic Yolink

Yolink is a next-generation search enhancement technology that increases the effectiveness of search functionality across web sites and services. Yolink can search both structured markup, such as HTML, and binary code documents as well as unstructured, raw text documents by layering a common semantic model across them, and using this to organize and effect full-text searches across documents. Yolink searches behind links and through web sites to retrieve content based on keyword search terms. To facilitate the user’s review of search results, each keyword is highlighted with a unique color. This capability is especially useful for reviewing and searching through the many web pages that contain hundreds, if not thousands, of embedded hyperlinks. Yolink technology can be applied to many platforms and Internet delivery methodologies. Yolink application programming interfaces (known as APIs) allow developers to integrate yolink search technologies with their web sites, services or applications. Yolink is available for download at www.yolink.com. Through June 30, 2013, revenue recognized from the yolink search technology has not been significant.

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

Research and Development

We have devoted significant resources to the research and development of our products and technology. We believe that our future success will depend largely on strong development efforts with respect to both our existing and new products. These development efforts have resulted in updates and upgrades to existing MDMS and RAD products and the launch of new products including the Postano social media and yolink search technology product lines. New product updates and upgrades in our MDMS, RAD, and Postano product lines are currently in progress. We expect to continue our research and development efforts in all product lines for the foreseeable future. We intend for these efforts to improve our future operating results and increase cash flow. However, such efforts may not result in additional new products or revenue, and we can make no assurances that any announced products or future products will be successful.  We spent approximately $1.4 million and $1.2 million on research and development during the three months ended June 30, 2013 and 2012, respectively.

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

We continue to focus on growth in new market opportunities, such as the mobile applications for our Postano platform, while also continuing to meet the needs of our loyal customer base by investing in the development of new upgrades and updates for our existing MDMS and RAD product lines. While we have experienced lower license revenue for our MDMS and RAD product lines in past periods, we believe that our relatively stable services revenue and prudent management of expenditures will continue to provide sufficient working capital balances to fund new product initiatives aimed at increasing stockholder value.

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

We have identified the accounting policies below as the policies critical to our business operations and the understanding of our results of operations. We believe the following critical accounting policies and the related judgments and estimates affect the preparation of our consolidated financial statements:

•                  Revenue Recognition

•                  Business Combination and Goodwill

•                  Employee Stock-Based Compensation

•                  Income Taxes

These critical accounting policies are described in our Form 10-K for the fiscal year ended March 31, 2013 and there have been no changes in our application of these policies during the period ended June 30, 2013.

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

	Three Months Ended			Three Months Ended
	June 30, 2013			June 30, 2012
	Results	% of Net Revenues	Percent Change	Results	% of Net Revenues
	(In thousands)			(In thousands)
Net revenues
Licenses	$1,298	35%	30%	$995	30%
Services	2,427	65%	6%	2,289	70%
Total net revenues	3,725	100%	13%	3,284	100%
Operating expenses
Cost of revenues:
Cost of license revenues (as a % of license revenues)	37	3%	1750%	2	—
Cost of service revenues (as a % of service revenues)	489	20%	15%	424	19%
Selling and marketing	1,598	43%	51%	1,057	32%
Research and development	1,448	39%	17%	1,235	38%
General and administrative	1,346	36%	30%	1,037	32%
Total operating expenses	4,918	132%	31%	3,755	114%
Operating loss	(1,193)	-32%	153%	(471)	-14%
Other income (expense)-net	7	—	-137%	(19)	-1%
Loss before income taxes	(1,186)	-32%	142%	(490)	-15%
Income tax provision	52	1%	1633%	3	—
Net loss	$(1,238)	-33%	151%	$(493)	-15%

Revenue

NET REVENUE. Our revenue is derived principally from two sources: fees from software licensing and fees for post contract technical support. We generally license our database and rapid application development software primarily on a per-CPU, per-server, per-port or per-user basis. Therefore, the addition of CPUs, servers, ports or users to existing systems increases our revenue from our installed base of licenses. Similarly, the reduction of CPUs, servers, ports or users from existing systems decreases our revenue from our installed base of customers. The timing of orders and customer ordering patterns has resulted in fluctuations in license revenue between quarters and year-to-year.  Total revenue increased by $0.4 million or 13% for the three month period ended June 30, 2013, when compared to the same period in the prior year mainly due to higher license revenues. License revenue for the three months ended June 30, 2013 increased approximately $0.3 million or 30% when compared to the same period in the prior year primarily due to higher number of volume license purchases of our MDMS and RAD products in the current quarter. Services revenue for the three month period ended June 30, 2013 increased slightly by $0.1 million or 6% when compared to the same period in the prior year primarily due to higher professional service revenue in the current quarter due to new projects.

We have been actively developing and marketing our newer product lines, including our Postano social media visualization platform and yolink technology. Revenue from these new products has not been significant for the quarter ended June 30, 2013 and 2012. While we are committed to research and development efforts that are intended to allow us to penetrate new markets and generate new sources of revenue, such efforts may not result in additional products, services or revenue. We can give no assurances as to customer acceptance of any new products or services, or the ability of the current or any new products and services to generate revenue. On January 17, 2013, we completed our acquisition of Storycode, Inc. Revenue from Storycode for the quarter ended June 30, 2013 was not significant.

Operating Expenses

COST OF LICENSE REVENUE. Cost of license revenue is comprised of direct costs associated with software license sales including software packaging, documentation, physical media costs, amortization of intangible assets, and royalties. Cost of license revenue increased $35,000 for the three month period ended June 30, 2013 when compared to the same period in the prior year mainly due to amortization expense for the technology intangible assets acquired from the Storycode acquisition.

COST OF SERVICE REVENUE. Cost of service revenue includes primarily personnel costs relating to consulting, technical support and training services. Cost of service revenue for the three month period ended June 30, 2013 increased $0.1 million or 15% when compared to the same period in the prior year due to the addition of Storycode personnel, and higher stock compensation expense due to new options issued during the quarters ended March 31, 2013 and June 30, 2013.

SELLING AND MARKETING. Selling and marketing expense consists primarily of salaries, benefits, advertising, tradeshows, travel and overhead costs for our sales and marketing personnel. Selling and marketing expense for the three month period ended June 30, 2013 increased $0.5 million or 51% when compared to the same period in the prior year mainly due to the addition of Storycode personnel and higher marketing expense relating to our attendance at a major trade show and increased marketing effort for Postano product.  We anticipate that selling and marketing costs related to our Postano and Storycode product lines may increase as we further develop the sales channels for these products, and as customer acceptance of these products increases.

RESEARCH AND DEVELOPMENT. Research and development expense consists primarily of salaries and other personnel-related expenses and overhead costs for engineering personnel including employees in the United States and the United Kingdom and contractors in the United States. Research and development expense for the three month period ended June 30, 2013 increased approximately $0.2 million or 17% when compared to the same period in the prior year mainly due to the addition of Storycode personnel and higher expenses for the continued development of our Postano product.  We are committed to our research and development efforts and expect such expenses to increase in future periods as we continue to enhance our Postano platform and MDMS products, investigate further applications and delivery options for our products, and as we build new technology platforms for our RAD product line. Such efforts may not result in additional new products, and new products may not generate sufficient revenue, if any, to offset the research and development expense.

GENERAL AND ADMINISTRATIVE. General and administrative expense consists primarily of costs associated with our finance, human resources, legal and other administrative functions. These costs consist principally of salaries and other personnel-related expenses, professional fees, depreciation and overhead costs. General and administrative expense for the three month period ended June 30, 2013 increased approximately $0.3 million or 30% when compared to the same period in the prior year mainly due to expenses incurred in connection with the acquisition of Storycode.

OTHER INCOME (EXPENSE). Other income (expense) consists primarily of gains and losses on foreign currency transactions. Other income (expense)-net increased from an expense of $19,000 for the three months ended June 30, 2012 to an income of $7,000 for the three months ended June 30, 2013. This increase is due to fluctuations in the Euro exchange rate relating to intercompany balances. Due to the uncertainty in exchange rates, we may experience transaction gains or losses in future periods, the effect of which cannot be predicted at this time.

PROVISION FOR INCOME TAXES. Our effective tax rate was (4.4)% and (0.6)% for the three month period ended June 30, 2013 and 2012, respectively. The provision for income taxes for the three month period ended June 30, 2013 and 2012 reflected the income tax on net earnings from foreign subsidiaries. Due to uncertainties surrounding the timing of realizing the benefits of the net operating loss carryforwards in the future, we continue to carry a full valuation allowance against net deferred tax assets for our subsidiaries in the United States and United Kingdom.

Liquidity and Capital Resources

As of June 30, 2013, we had $5.8 million in cash, of which approximately $0.7 million was held by our foreign subsidiaries and, if repatriated, would not be subject to material tax consequences. In connection with the closing of the

Storycode acquisition on January 17, 2013, we made cash payments in the aggregate amount of approximately $0.5 million, and we subsequently incurred additional expenses associated with integration costs and other transaction-related expenses of approximately $0.5 million, of which $0.3 million was paid as of June 30, 2013. We believe that our existing cash balances and cash flow from sales will be sufficient to meet our operating and capital expenditure requirements for the remainder of the fiscal year ending March 31, 2014 and through the foreseeable future. We are committed to research and development and marketing efforts that are intended to allow us to penetrate new markets and generate new sources of revenue and improve operating results. However, our research and development and marketing efforts have required, and will continue to require, cash outlays without the immediate or short-term receipt of related revenue. Our ability to meet our expenditure requirements is dependent upon our future financial performance, and this will be affected by, among other things, prevailing economic conditions, our ability to integrate and grow the Storycode business, penetrate new markets, attract new customers, and achieve market acceptance of our new and existing products and services, the success of research and development efforts and other factors beyond our control.

We had no material commitments for capital expenditures as of June 30, 2013.

Net cash used in operating activities was $0.6 million and $0.4 million for the three month periods ended June 30, 2013 and 2012, respectively. The increase in net cash used in operating activities for the three months period ended June 30, 2013 as compared to the same period in the prior year was primarily due to higher operating and personnel expenses as a result of Storycode acquisition. Net cash used in investing activities was $17,000 and $13,000 for the three month periods ended June 30, 2013 and 2012, respectively, for purchases related to furniture and equipment purchased. Net cash provided by financing activities was $12,000 and $24,000 for the three month periods ended June 30, 2013 and 2012, respectively, as a result of proceeds derived from the exercise of stock options and related issuance of common stock.

There was no outstanding line of credit during the three months ending June 30, 2013 or 2012.

Off-Balance Sheet Arrangements

We did not have any off-balance sheet liabilities or transactions as of June 30, 2013.

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

Our Adjusted EBITDA was negative $0.7 million or negative 20% of total net revenue for the three month period ended June 30, 2013, and negative $0.2 million or negative 6% of total net revenue for the three month period ended June 30, 2012.  The decrease in Adjusted EBITDA for the three months ended June 30, 2013 when compared to the same period in the prior year was a result of higher operating expenses in the current period due mainly to higher personnel cost as a result of our acquisition of Storycode completed on January 17, 2013. The following table reconciles Adjusted EBITDA to the GAAP reported net loss:

RECONCILIATION OF ADJUSTED EBITDA TO NET LOSS

(In thousands)

	For the Three Months Ended June 30,
	2013	2012

Reported net loss	$(1,238)	$(493)
Depreciation and amortization	49	35
Stock-based compensation	399	225
Interest expense-net	1	3
Other (income) expense-net	(8)	16
Income tax provision	52	3
Adjusted EBITDA	$(745)	$(211)

Our Adjusted EBITDA financial information can also be reconciled to net cash used in operating activities as follows:

	For the Three Months Ended June 30,
	2013	2012

Net cash used in operating activities	$(641)	$(359)
Interest expense-net	1	3
Other (income) expense-net	(8)	16
Income tax provision	52	3
Change in trade accounts receivable	362	(118)
Change in other current assets	(117)	(38)
Change in accounts payable	105	(1)
Change in accrued liabilities	(203)	173
Change in deferred revenue	(304)	121
Foreign currency exchange gain (loss)	8	(17)
Recovery from bad debt	—	6
Adjusted EBITDA	$(745)	$(211)

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

PART II. OTHER INFORMATION

ITEM 1A.               RISK FACTORS

We operate in a rapidly changing environment that involves numerous risks and uncertainties. A description of the risks and uncertainties associated with our business is set forth below. You should carefully consider such risks and uncertainties, together with the other information contained in this Quarterly Report on Form 10-Q for the fiscal quarter ended June 30, 2013 and in our other public filings, including our Annual Report on Form 10-K for the fiscal year ended March 31, 2013. If any of such risks and uncertainties actually occurs, our business, financial condition or operating results could differ materially from the plans, projections and other forward-looking statements included in the section titled “Management’s Discussion and Analysis of Financial Condition and Results of Operations” and elsewhere in this report and in our other public filings. In addition, if any of the following risks and uncertainties, or if any other risks and uncertainties, actually occurs, our business, financial condition or operating results could be harmed substantially, potentially causing the market price of our stock to decline, perhaps significantly. The following section lists some, but not all, of these risks and uncertainties that may have a material adverse effect on our business, financial condition or results of operation.

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

WE HAVE A HISTORY OF LOSSES AND MAY CONTINUE TO INCUR SIGNIFICANT LOSSES IN THE FUTURE.

We incurred net losses of approximately $1.2 million and $0.5 million for the quarters ended June 30, 2013 and 2012, respectively. We had an accumulated deficit of approximately $113.0 million as of June 30, 2013. We may continue to incur significant losses in the future for a number of reasons, including uncertainty as to: (i) the level of our future revenues; (ii) our efforts to monetize newer technologies we have developed, including Postano, Storycode, and yolink; and (iii) our efforts to integrate acquired products and technologies. We plan to continue to pursue strategic opportunities, including investment in new product development, and evaluation of strategic acquisitions and dispositions of assets and technologies. Forecasting our revenues and profitability for these new business models is inherently uncertain and volatile. We will need to generate significant increases in our revenues to achieve and maintain profitability, particularly given the current small size of our business relative to the costs associated with being a public reporting company. If our revenue fails to grow or grows more slowly than we currently anticipate or our operating expenses exceed our expectations, our losses would significantly increase which could harm our business and operating results.

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

THE CONCENTRATION OF OUR STOCK OWNERSHIP GIVES CERTAIN STOCKHOLDERS SIGNIFICANT CONTROL OVER OUR BUSINESS.

As of July 31, 2013, Astoria Capital Partners, L.P. (“Astoria”) beneficially owned approximately 49.6% of our outstanding common stock. Richard W. Koe, Chairman of the Board of Directors and our President and Chief Executive Officer, serves as the Managing General Partner for Astoria Capital Management, Inc., a general partner of Astoria. This concentration of stock ownership allows Astoria, acting alone, to potentially block or delay any actions that require approval of our stockholders, including the election of members to our Board of Directors and the approval of significant corporate transactions. Moreover, this concentration of ownership may delay or prevent a change in control.

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

We believe that our future success will depend to a significant extent on our ability to recruit, hire and retain highly skilled management and employees with experience in engineering, product management, business development, sales, marketing and customer service. For example, in June 2013, we announced the appointment of Thomas O’Keefe as our Senior Vice President, Mobile and Social, to replace James McDermott, who left our company to pursue other interests. In addition, we appointed Justin Garrity, who joined us as part of the acquisition of Storycode, Inc., as our Senior Vice President, Product and Marketing. Also in June 2013, our Board of Directors accepted the resignation of Gerald S. Chew from the position of Senior Vice President, Corporate and Product Development, effective July 31, 2013. Mr. Chew will continue to serve as a director where he has served since joining our Board in 1998. Competition for such personnel in the software industry can be intense, and there can be no assurance that we will be successful in attracting and retaining such personnel. If we are unable to do so, we may experience inadequate levels of staffing to develop and license our products and perform services for our customers, adversely affecting our business.

THE INABILITY TO PROTECT OUR INTELLECTUAL PROPERTY COULD HARM OUR ABILITY TO COMPETE.

Our ability to compete successfully will depend, in part, on our ability to protect our proprietary technology and operations without infringing upon the rights of others. We may fail to do so. We rely primarily on a combination of patent, trade secret, copyright and trademark laws and contractual provisions to protect our intellectual property and proprietary rights. Our trademarks include TigerLogic, Postano,  yolink, Pick, D3, Omnis, Omnis Studio, mvEnterprise, mvBase, mvDesigner, and Storycode, among others. We have eleven issued U.S. patents and six pending U.S. patent applications as of June 30, 2013. Although we have been issued numerous patents and other patent applications are currently pending, there can be no assurance that any of these patents or other proprietary rights will not be challenged, invalidated, or circumvented or that our rights will, in fact, provide competitive advantages to us. In addition, there can be no assurance that patents will be issued from pending applications or that claims allowed on any patents will be sufficiently broad to protect our technology. Further, the laws of some foreign countries may not protect our proprietary rights to the same extent as do the laws of the United States. The outcome of any actions taken in these foreign countries may be different than if such actions were determined under the laws of the United States. Although we are not dependent on any individual patents or group of patents for particular segments of the business for which we compete, if we are unable to protect our proprietary rights to the totality of the features (including aspects of products protected other than by patent rights) in a market, we may find ourselves at a competitive disadvantage to others who need not incur the substantial expense, time, and effort required to create innovative products. In addition to trademark and copyright protections, we generally license our products to end users on a “right to use” basis pursuant to license agreements that restrict use of products to a specified number of users or a specified usage.

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

As of July 31, 2013, we had 30,044,905 outstanding shares of common stock, of which approximately 15 million shares were restricted securities held by Astoria and other holders. Restricted securities may be sold in the public market only if they are registered or if they qualify for an exemption from registration promulgated under the Securities Act. At present, all of our outstanding restricted securities may be registered or are eligible for public sale under Rule 144, subject to volume limitations and other requirements of Rule 144.

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

OUR GLOBAL OPERATIONS EXPOSE US TO ADDITIONAL RISKS AND CHALLENGES ASSOCIATED WITH CONDUCTING BUSINESS INTERNATIONALLY.

We operate on a global basis with offices or distributors in Europe, Africa, Asia, Latin America, South America, Australia and North America and development efforts in North America and Europe. Approximately 31% of our revenue for the quarter ended June 30, 2013 was generated from our international offices. We face several risks inherent in conducting business internationally, including but not limited to the following:

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

ITEM 6.                        EXHIBITS

Exhibit:	Description

10.14*	Separation Agreement, dated June 3, 2013, by and between the Registrant and Gerald S. Chew (filed herewith).

31.1	Certification of Chief Executive Officer.

31.2	Certification of Chief Financial Officer.

32.1	Certification of Chief Executive Officer and Chief Financial Officer Pursuant to 18 U.S.C. 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

101.INS†	XBRL Instance Document

101.SCH†	XBRL Taxonomy Extension Schema Document

101.CAL†	XBRL Taxonomy Extension Calculation Linkbase Document

101.DEF†	XBRL Taxonomy Extension Definition Linkbase Document

101.LAB†	XBRL Taxonomy Extension Label Linkbase Document

101.PRE†	XBRL Taxonomy Extension Presentation Linkbase Document

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

Date: August 9, 2013	TIGERLOGIC CORPORATION

/S/ THOMAS LIM
Thomas Lim Chief Financial Officer and Duly Authorized Officer

EXHIBIT INDEX

Exhibit:	Description

10.14*	Separation Agreement, dated June 3, 2013, by and between the Registrant and Gerald S. Chew (filed herewith).

31.1	Certification of Chief Executive Officer.

31.2	Certification of Chief Financial Officer.

32.1	Certification of Chief Executive Officer and Chief Financial Officer Pursuant to 18 U.S.C. 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

101.INS†	XBRL Instance Document

101.SCH†	XBRL Taxonomy Extension Schema Document

101.CAL†	XBRL Taxonomy Extension Calculation Linkbase Document

101.DEF†	XBRL Taxonomy Extension Definition Linkbase Document

101.LAB†	XBRL Taxonomy Extension Label Linkbase Document

101.PRE†	XBRL Taxonomy Extension Presentation Linkbase Document

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