Form 10-Q
period 2013-09-30
TigerLogic CORP
filed 2013-11-08
CIK 820738

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark one)

☒      QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2013

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

As of October 31, 2013, the Registrant had 30,083,120 shares of its common stock outstanding.

TIGERLOGIC CORPORATION

PART I. FINANCIAL INFORMATION

ITEM 1.                                                FINANCIAL STATEMENTS

TIGERLOGIC CORPORATION AND SUBSIDIARIES

UNAUDITED CONDENSED CONSOLIDATED BALANCE SHEETS

(In thousands)

	September 30,	March 31,
	2013	2013
ASSETS
Current assets:
Cash	$4,881	$6,465
Trade accounts receivable, less allowance for doubtful accounts of $24 and $24, respectively	1,675	986
Other current assets	527	561
Total current assets	7,083	8,012

Property, furniture and equipment,net	572	551
Goodwill	31,656	31,656
Intangible assets, net	551	593
Deferred tax assets	229	228
Other assets	86	111
Total assets	$40,177	$41,151

LIABILITIES AND STOCKHOLDERS’ EQUITY

Current liabilities:
Accounts payable	$443	$388
Accrued liabilities	1,658	1,294
Deferred revenue	4,490	4,342
Total current liabilities	6,591	6,024

Other long-term liabilities	144	137

Total liabilities	6,735	6,161

Commitments and contingencies

Stockholders’ equity:
Preferred Stock	—	—
Common Stock	3,007	2,993
Additional paid-in-capital	142,283	141,478
Accumulated other comprehensive income	2,306	2,257
Accumulated deficit	(114,154)	(111,738)
Total stockholders’ equity	33,442	34,990

Total liabilities and stockholders’ equity	$40,177	$41,151

See accompanying notes to the unaudited condensed consolidated financial statements.

TIGERLOGIC CORPORATION AND SUBSIDIARIES

UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE LOSS

(In thousands, except per share data)

	Three Months Ended September 30,		Six Months Ended September 30,
	2013	2012	2013	2012

Net revenues:
Licenses	$1,357	$910	$2,655	$1,905
Services	2,482	2,246	4,909	4,535
Total net revenues	3,839	3,156	7,564	6,440
Operating expenses:
Cost of license revenues	66	2	84	4
Cost of revenue-amortization of intangible asset	19	—	38	—
Cost of service revenues	524	400	1,013	824
Selling and marketing	1,505	1,056	3,103	2,113
Research and development	1,528	1,264	2,976	2,499
General and administrative	1,279	915	2,416	1,952
Acquisition related costs	—	—	209	—
Total operating expenses	4,921	3,637	9,839	7,392
Operating loss	(1,082)	(481)	(2,275)	(952)
Other expense:
Interest expense-net	(1)	(1)	(2)	(4)
Other expense-net	(29)	(11)	(21)	(27)
Total other expense	(30)	(12)	(23)	(31)
Loss before income taxes	(1,112)	(493)	(2,298)	(983)
Income tax provision	66	19	118	22
Net loss	$(1,178)	$(512)	$(2,416)	$(1,005)

Other comprehensive loss:
Foreign currency translation adjustments	57	30	49	27
Total comprehensive loss	$(1,121)	$(482)	$(2,367)	$(978)

Basic and diluted net loss per share	$(0.04)	$(0.02)	$(0.08)	$(0.04)

Shares used in computing basic and diluted net loss per share	30,042	28,210	29,997	28,200

See accompanying notes to the unaudited condensed consolidated financial statements.

TIGERLOGIC CORPORATION AND SUBSIDIARIES

UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(In thousands)

	Six Months Ended September 30,
	2013	2012

Cash flows from operating activities:
Net loss	$(2,416)	$(1,005)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization of long-lived assets	94	66
Recovery from bad debt	—	(7)
Stock-based compensation expense	763	500
Foreign currency exchange loss	28	33
Change in assets and liabilities:
Trade accounts receivable	(645)	(98)
Other current assets	148	(15)
Accounts payable	(38)	(62)
Accrued liabilities	333	(314)
Deferred revenue	88	(419)
Net cash used in operating activities	(1,645)	(1,321)

Cash used in investing activities-purchase of property, furniture and equipment	(33)	(27)

Cash flows from financing activities:
Proceeds from exercise of stock options	32	24
Proceeds from issuance of common stock	24	23
Net cash provided by financing activities	56	47

Effect of exchange rate changes on cash	38	(26)

Net decrease in cash	(1,584)	(1,327)
Cash at beginning of the period	6,465	8,918
Cash at end of the period	$4,881	$7,591

See accompanying notes to the unaudited condensed consolidated financial statements.

TIGERLOGIC CORPORATION AND SUBSIDIARIES

NOTES TO THE UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

September 30, 2013

1.              INTERIM FINANCIAL STATEMENTS

The unaudited interim condensed consolidated financial information furnished herein reflects all adjustments, consisting only of normal recurring items, which in the opinion of management are necessary to fairly state TigerLogic Corporation and its subsidiaries’ (collectively, the “Company” or “we,” “us” or “our”) financial position, results of operations and cash flows for the dates and periods presented and to make such information not misleading. Certain information and footnote disclosures normally included in annual financial statements prepared in accordance with accounting principles generally accepted in the United States of America have been omitted pursuant to rules and regulations of the Securities and Exchange Commission (“SEC”); nevertheless, management of the Company believes that the disclosures herein are adequate to make the information presented not misleading. These condensed consolidated financial statements should be read in conjunction with the Company’s audited financial statements for the year ended March 31, 2013, contained in the Company’s Annual Report on Form 10-K filed with the SEC on July 11, 2013. The results of operations for the three and six months ended September 30, 2013, are not necessarily indicative of results to be expected for any other interim period or the fiscal year ending March 31, 2014.

2.              BUSINESS ACQUISITION

On January 17, 2013, the Company completed its acquisition of Storycode, Inc., a privately held mobile application publishing company. The acquisition was structured as a non-taxable transaction. Pursuant to the terms of the Agreement and Plan of Merger dated December 27, 2012, as amended (the “Merger Agreement”), Storycode became a wholly-owned subsidiary of the Company as of January 17, 2013.  The Company has been incorporating Storycode’s expertise in mobile application development, user experience, and design into its Postano social media visualization platform to create a new kind of social platform with unique mobile distribution capabilities and allow brands to use original and fan-generated content to develop engaging experiences across the worldwide web, live events, and mobile environment.

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

The fair value of shares issued and issuable is based on the closing price of the Company’s common stock on the acquisition closing date of $2.28 per share. However, all of the shares issued or issuable are subject to a one-year lock up agreement that resulted in an adjustment to the estimated fair value of the common stock to $1.94 per share.  Cash consideration includes a bridge loan from the Company to Storycode made during the quarter ended December 31, 2012 as well as legal and accounting fees incurred by Storycode and reimbursed by the Company. The Company incurred approximately $497,000 in direct transaction costs relating to this acquisition. Of this amount, approximately $288,000 was incurred in the fiscal year ended March 31, 2013 and approximately $209,000 was incurred in the six months ended September 30, 2013.

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

Pro Forma Results

The following pro forma combined results of operations for the three and six month periods ended September 30, 2012 assumes the acquisition had taken place as of April 1, 2012, and combines the Company’s historical results of operations for the periods ended September 30, 2012, with Storycode’s unaudited historical results of operations for the periods ended September 30, 2012. The pro forma financial information is presented for informational purposes only and is not indicative of the results of operations that would have been achieved if the acquisition had taken place on April 1, 2012 or the results that may occur in the future.

	Three Months Ended	Six Months Ended
	September 30, 2012	September 30, 2012
	(in thousands, except per share data)
	(unaudited)
Net revenue	$3,557	$7,089
Net loss	$786	$1,730
Net loss per basic and diluted share	$(0.03)	$(0.06)

3.              STOCK-BASED COMPENSATION

The Company has a stock option plan that provides for the granting of stock options, restricted stock and restricted stock units to directors, employees and consultants. The Company also has an employee stock purchase plan allowing employees to purchase the Company’s common stock at a discount.

Total stock-based compensation expense included in the unaudited condensed consolidated statements of comprehensive loss for the three and six months ended September 30, 2013 and 2012, was as follows (in thousands):

	Three Months ended September 30,		Six Months ended September 30,
	2013	2012	2013	2012

Cost of revenue	$37	$21	$82	$45
Operating expense:
Selling and marketing	93	60	219	92
Research and development	122	61	217	114
General and administrative	112	134	245	249
Total stock-based compensation expense	364	276	763	500
Income tax benefit	—	—	—	—
Net stock-based compensation expense	$364	$276	$763	$500

As of September 30, 2013, there was approximately $1.6 million of total unrecognized compensation cost related to non-vested share-based compensation arrangements granted under the plans. That cost is expected to be recognized over a weighted-average period of 1.80 years.

4.              FAIR VALUE MEASUREMENT

The Company maintains all of its cash on deposit at financial institutions. As such, there were no cash equivalents on the Company’s balance sheets as of September 30, 2013 or March 31, 2013. There were no nonfinancial assets or liabilities that required recognition or disclosure at fair value on a nonrecurring basis in the Company’s balance sheets as of September 30, 2013 or March 31, 2013.

5.              STOCKHOLDERS’ EQUITY AND EARNINGS PER SHARE

Basic loss per share is computed using the net loss and the weighted average number of common shares outstanding during the period. Diluted loss per share is computed using the net loss and the weighted average number of common shares and potential common shares outstanding during the period when the potential common shares are dilutive. Potential dilutive common shares consist of outstanding stock options.

Weighted outstanding options to purchase 3,793,782 shares and 3,951,538 shares of the Company’s common stock for the three and six month periods ended September 30, 2013, respectively, and 3,277,796 shares and 3,250,295 shares for the three and six month periods ended September 30, 2012, respectively, have been excluded from the computation of diluted net loss per share because the effect of their inclusion would have been anti-dilutive.

The change in accumulated other comprehensive income during the three and six month periods ended September 30, 2013 and 2012 is the result of the effect of foreign exchange rate changes.

6.              BUSINESS SEGMENT

The Company operates in one reportable segment. International operations consist primarily of foreign sales offices selling software developed in the United States and related technical support services. The following table summarizes consolidated financial information of the Company’s operations by geographic location (in thousands):

	Three Months Ended September 30,		Six Months Ended September 30,
Net revenue	2013	2012	2013	2012

United States	$2,867	$2,366	$5,454	$4,631
Europe	972	790	2,110	1,809
Total	$3,839	$3,156	$7,564	$6,440

	September 30,	March 31,
Long-lived assets	2013	2013

United States	$32,476	$32,507
Europe	389	405
Total	$32,865	$32,912

For the three and six months ended September 30, 2013 and 2012, the Company was engaged in the design, development, sale, and support of the following software product lines: 1) Multidimensional Database Management Systems (“MDMS”), 2) Rapid Application Development (“RAD”) software , and 3) Social and Mobile Platform, consisting of our Postano, Storycode, and yolink products and services. The following table represents the Company’s net revenue by product line (in thousands):

	Three Months Ended September 30,		Six Months Ended September 30,
Net revenue	2013	2012	2013	2012

Databases	$2,308	$2,327	$4,668	$4,634
RAD Software Tools	989	810	2,017	1,787
Social and Mobile Platform	542	19	879	19
Total	$3,839	$3,156	$7,564	$6,440

7.              COMMITMENTS AND CONTINGENCIES

The Company is subject from time to time to litigation, claims and suits arising in the ordinary course of business. There were no ongoing material legal proceedings as of September 30, 2013.

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

8.              SUBSEQUENT EVENTS

On October 16, 2013, the Company and Rocket Software, Inc. (the “Buyer”) entered into an Asset Purchase Agreement (the “Purchase Agreement”).  Pursuant to the terms of the Purchase Agreement, the Buyer will purchase the Company’s business dedicated to the multidimensional database management system and related connectivity products known as the MDMS family of products, including D3, mvBase, mvEnterprise and the Pick connectivity products (the “MDMS Business”), and the related underlying enterprise resource planning (“ERP”) platform required to support the MDMS Business, for a total purchase price of approximately $22 million in cash. The Purchase Agreement further provides that $2.2 million of the purchase price will be deposited at closing of the sale with a third party escrow agent for 18 months to serve as security for the Company’s indemnification obligations pursuant to the Purchase Agreement.

Consummation of the sale is subject to various closing conditions, including: (i) the absence of any order, decree, injunction, or law enjoining or prohibiting the sale, (ii) the accuracy of the representations and warranties made by the parties and (iii) the performance by the parties in all material respects of their covenants, obligations and agreements under the Purchase Agreement, including obtaining certain third party consents to assignment, including consent to the assignment of the lease for the Company’s facilities in Irvine, California, among others.

Subject to certain exceptions and limitations, either party may terminate the Purchase Agreement if the sale is not consummated by November 30, 2013.

In connection with the sale, the parties also agreed to enter, at closing, into several ancillary and related agreements, including a transition services agreement designed to facilitate the transition of the MDMS Business to the Buyer and minimize disruptions to the Company’s retained businesses, and an intellectual property license agreement, which will permit Buyer to use certain intellectual property owned by the Company and will permit the Company to use certain intellectual property to be owned by the Buyer following the sale.

Pending the close of the sale of the MDMS Business, expenses will be reduced significantly due to the associated reduction in support and engineering personnel for the MDMS Business.

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

On October 16, 2013, we entered into an Asset Purchase Agreement (the “Purchase Agreement”) with Rocket Software, Inc. (the “Buyer”).  Pursuant to the terms of the Purchase Agreement, the Buyer will purchase our MDMS family of products, including D3, mvBase, mvEnterprise and the Pick connectivity products (the “MDMS Business”), and the related ERP platform required to support the MDMS Business, for a total purchase price of approximately $22 million in cash. The Purchase Agreement further provides that $2.2 million of the purchase price will be deposited at closing of the sale with a third party escrow agent for 18 months to serve as security for our indemnification obligations pursuant to the Purchase Agreement.

Consummation of the sale is subject to various closing conditions, including: (i) the absence of any order, decree, injunction, or law enjoining or prohibiting the sale, (ii) the accuracy of the representations and warranties made by the parties and (iii) the performance by the parties in all material respects of their covenants, obligations and agreements under the Purchase Agreement, including obtaining certain third party consents to assignment, including consent to the assignment of the lease for our facilities in Irvine, California, among others.  Subject to certain exceptions and limitations, either party may terminate the Purchase Agreement if the sale is not consummated by November 30, 2013.

In connection with the sale, the parties also agreed to enter, at closing, into several ancillary and related agreements, including a transition services agreement designed to facilitate the transition of the MDMS Business to the Buyer and minimize disruptions to our retained businesses, and an intellectual property license agreement, which will permit Buyer to use certain intellectual property owned by us and will permit us to use certain intellectual property to be owned by the Buyer following the sale.

Products

Our principal business currently consists of: 1) the design, development, sale, and support of software infrastructure; and 2) a social and mobile platform, which includes a social media content aggregation and visualization platform, Internet search enhancement tools, and the design and development of mobile applications and digital publications. Our products allow customers to create and enhance flexible software applications for their own needs. Our database and rapid application development software may be categorized into the following product lines: Multidimensional Database Management Systems (“MDMS”) and Rapid Application Development (“RAD”) software. Many of our database software products are based on the proprietary Pick Universal Data Model (“Pick UDM”) and are capable of handling data from many sources. Our Postano product is a real-time social media content aggregation and visualization platform. Our Internet search enhancement tools include the yolink browser plug-in, yolink API for web sites, and yolink search plug-in for WordPress sites. Our mobile solutions include the design and hosting of mobile applications, and digital publishing solutions such as interactive catalogs and retail applications.

Pending the completion of the transactions contemplated by the Purchase Agreement described above, our business will no longer include the design, development, sale, and support of MDMS software.

We primarily sell our database and rapid application development software products through established distribution channels consisting of original equipment manufacturers (“OEMs”), system integrators, specialized vertical application software developers and consulting organizations, as well as through our sales personnel. Our Internet search enhancement tools and social media content aggregation platform are generally sold through our sales personnel and web sites, as well as through co-marketing arrangements with third parties. Our mobile applications and digital publishing solutions are generally sold through our sales personnel. Outside the United States, we maintain direct sales offices in the United Kingdom, France and Germany. We generally license our database and rapid application development software on a per-CPU, per-server, per-port or per-user basis. We license our yolink products at prices based on usage measured in a variety of ways. We generally license our Postano platform on a time-based subscription basis. We may make both our yolink and Postano products available to users for free under certain circumstances. We generally sell our mobile application design and digital publishing services on a project fee basis, and charge monthly fees for hosting mobile applications. We also provide continuing software maintenance and support, and other professional services relating to our products, including consulting and training services. The majority of our revenue to date has been principally derived from MDMS and RAD software products. Approximately 25% and 28% of our revenue came from sales through our offices located outside the United States for the three and six month periods ended September 30, 2013, respectively.

In addition, one of the elements of our business strategy involves expansion through the acquisition of businesses, assets, products or technologies that allow us to complement our existing product offerings, expand our market coverage, or enhance our technological capabilities, such as the recent acquisition of Storycode. We continually evaluate and explore strategic opportunities as they arise, including business combination transactions, strategic partnerships, and the purchase or sale of assets, such as the transactions contemplated by the Purchase Agreement, including tangible and intangible assets such as intellectual property.

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

Research and Development

We have devoted significant resources to the research and development of our products and technology. We believe that our future success will depend largely on strong development efforts with respect to both our existing and new products. These development efforts have resulted in updates and upgrades to existing MDMS and RAD products and the launch of new products including the Postano social media and yolink search technology product lines. New product updates and upgrades in our RAD and Postano product lines are currently in progress and we expect to continue our research and development efforts in these product lines for the foreseeable future. We intend for these efforts to improve our future operating results and increase cash flows. However, such efforts may not result in additional new products or revenue, and we can make no assurances that any announced products or future products will be successful. We spent approximately $1.5 million and $3.0 million on research and development during the three and six months ended September 30, 2013, respectively. Pending the completion of the asset sale of the MDMS Business, we expect research and development expenses to decrease significantly in the near term due to the reduction of engineering personnel for the MDMS Business.

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

We continue to focus on growth in new market opportunities, such as the mobile applications for our Postano platform, while also continuing to meet the needs of our loyal customer base by investing in the development of new upgrades and updates for our existing product lines. While we have experienced lower license revenue for our MDMS and RAD product lines in past periods, we believe that, pending the completion of the transactions contemplated by the Purchase Agreement, our relatively stable services revenue and prudent management of expenditures will continue to provide sufficient working capital balances to fund new product initiatives aimed at increasing stockholder value.

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

We have identified the accounting policies below as the policies critical to our business operations and the understanding of our results of operations. We believe the following critical accounting policies and the related judgments and estimates affect the preparation of our consolidated financial statements:

•                  Revenue Recognition

•                  Business Combination and Goodwill

•                  Employee Stock-Based Compensation

•                  Income Taxes

These critical accounting policies are described in our Form 10-K for the fiscal year ended March 31, 2013 and there have been no changes in our application of these policies during the period ended September 30, 2013.

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

	Three Months Ended			Three Months Ended		Six Months Ended			Six Months Ended
	September 30, 2013			September 30, 2012		September 30, 2013			September 30, 2012
	Results	% of Net Revenues	Percent Change	Results	% of Net Revenues	Results	% of Net Revenues	Percent Change	Results	% of Net Revenues
	(In thousands)			(In thousands)		(In thousands)			(In thousands)
Net revenues
Licenses	$1,357	35%	49%	$910	29%	$2,655	35%	39%	$1,905	30%
Services	2,482	65%	11%	2,246	71%	4,909	65%	8%	4,535	70%
Total net revenues	3,839	100%	22%	3,156	100%	7,564	100%	17%	6,440	100%
Operating expenses
Cost of revenues:
Cost of license revenues (as a % of license revenues)	85	6%	4150%	2	0%	122	5%	2950%	4	0%
Cost of service revenues (as a % of service revenues)	524	21%	31%	400	18%	1,013	21%	23%	824	18%
Selling and marketing	1,505	39%	43%	1,056	33%	3,103	41%	47%	2,113	33%
Research and development	1,528	40%	21%	1,264	40%	2,976	39%	19%	2,499	39%
General and administrative	1,279	33%	40%	915	29%	2,625	35%	34%	1,952	30%
Total operating expenses	4,921	128%	35%	3,637	115%	9,839	130%	33%	7,392	115%
Operating loss	(1,082)	-28%	125%	(481)	-15%	(2,275)	-30%	139%	(952)	-15%
Other expense-net	(30)	-1%	150%	(12)	0%	(23)	0%	-26%	(31)	0%
Loss before income taxes	(1,112)	-29%	126%	(493)	-16%	(2,298)	-30%	134%	(983)	-15%
Income tax provision	66	2%	247%	19	1%	118	2%	436%	22	0%
Net loss	$(1,178)	-31%	130%	$(512)	-16%	$(2,416)	-32%	140%	$(1,005)	-16%

Revenue

NET REVENUE. Our revenue is derived principally from two sources: fees from software licensing and fees for post contract technical support. We generally license our database and rapid application development software primarily on a per-CPU, per-server, per-port or per-user basis. Therefore, the addition of CPUs, servers, ports or users to existing systems increases our revenue from our installed base of licenses. Similarly, the reduction of CPUs, servers, ports or users from existing systems decreases our revenue from our installed base of customers. The timing of orders and customer ordering patterns has resulted in fluctuations in license revenue between quarters and year-to-year.  Total revenue increased by $0.7 million or 22% and $1.1 million or 17% for the three and six month periods ended September 30, 2013, respectively, when compared to the same periods in the prior year mainly due to higher license revenues from Postano subscriptions. License revenue for the three and six month periods ended September 30, 2013 increased approximately $0.4 million or 49% and $0.8 million or 39%, respectively, when compared to the same periods in the prior year primarily due to higher Postano subscription revenue. Services revenue for the three and six month periods ended September 30, 2013 increased by $0.2 million or 11% and $0.4 million or 8%, respectively, when compared to the same periods in the prior year primarily due to higher professional services for creating, customizing, and monitoring Postanos and for digital publishing projects.

The MDMS Business represents a significant portion of our historical revenues, and as a result, net revenue is expected to decrease significantly in the near term after the close of the pending sale of the MDMS Business. We have been actively developing and marketing our newer product lines, including our Postano social media visualization platform, Storycode mobile applications and digital publication solutions, and yolink technology. While we are committed to research and development efforts that are intended to allow us to penetrate new markets and generate new sources of revenue, such efforts may not result in additional products, services or revenue. We can give no assurances as to customer acceptance of any new products or services, or the ability of the current or any new products and services to generate revenue. While sales of our retained and newer product lines have increased in the current quarter ended September 30, 2013, there can be no assurances that we will be able to fully replace the MDMS revenue from our retained or newly developed products quickly, or at all.

Operating Expenses

COST OF LICENSE REVENUE. Cost of license revenue is comprised of direct costs associated with software license sales including software packaging, documentation, physical media costs, amortization of intangible assets, and royalties. Cost of license revenue increased $83,000 and $118,000 for the three and six month periods ended September 30, 2013, respectively when compared to the same periods in the prior year mainly due to revenue sharing arrangements in our Social and Mobile platform and amortization expense for the technology intangible assets acquired from the Storycode acquisition.

COST OF SERVICE REVENUE. Cost of service revenue includes primarily personnel costs relating to consulting, technical support and training services. Cost of service revenue for the three and six month periods ended September 30, 2013 increased $0.1 million or 31% and $0.2 million and 23%, respectively, when compared to the same periods in the prior year due to the addition of Storycode personnel, and higher stock compensation expense due to new options issued during the quarters ended March 31, 2013 and June 30, 2013. Pending the close of the asset sale of the MDMS Business, cost of service revenue is expected to decrease significantly in the near term due to the reduction of associated customer support personnel and related expenses.

SELLING AND MARKETING. Selling and marketing expense consists primarily of salaries, benefits, advertising, tradeshows, travel and overhead costs for our sales and marketing personnel. Selling and marketing expense for the three and six month periods ended September 30, 2013 increased $0.4 million or 43% and $1.0 million or 47%, respectively, when compared to the same periods in the prior year mainly due to the addition of Storycode personnel and higher marketing expenses for our Social and Mobile products.  We anticipate that selling and marketing costs related to our Social and Mobile product lines may increase as we further develop the sales channels for these products, and as customer acceptance of these products increases.

RESEARCH AND DEVELOPMENT. Research and development expense consists primarily of salaries and other personnel-related expenses and overhead costs for engineering personnel, including employees in the United States and the United Kingdom and consultants in the United States. Research and development expense for the three and six month periods ended September 30, 2013 increased approximately $0.2 million or 21% and $0.5 million or 19%, respectively, when compared to the same periods in the prior year mainly due to the addition of Storycode personnel and higher expenses for the continued development of our Postano product. We are committed to our research and development efforts and expect research and development expenses to increase in future periods as we continue to enhance our Postano platform, investigate further applications and delivery options for our products, and as we build new technology platforms for our RAD product line. Such efforts may not result in additional new products, and new products may not generate sufficient revenue, if any, to offset the research and development expense. The expected future increase in research and development expenses for Postano and RAD products will be largely offset by the reduction in costs from the pending asset sale of the MDMS Business.

GENERAL AND ADMINISTRATIVE. General and administrative expense consists primarily of costs associated with our finance, human resources, legal and other administrative functions. These costs consist principally of salaries and other personnel-related expenses, professional fees, depreciation and overhead costs. General and administrative expense for the three and six month periods ended September 30, 2013 increased approximately $0.4 million or 40% and $0.7 million or 34%, respectively when compared to the same periods in the prior year mainly due to professional expense incurred in connection with the acquisition of Storycode and pending asset sale of our MDMS Business.

OTHER EXPENSE-NET: Other expense-net consists primarily of interest income and interest expense, and gains and losses on foreign currency transactions. Other expense-net increased by of $18,000 for the three months ended September 30, 2013 and decreased by $8,000 for the six months ended September 30, 2013. This increase is due to fluctuation in the Euro exchange rate relating to intercompany balances. Due to the uncertainty in exchange rates, we may experience transaction gains or losses in future periods, the effect of which cannot be predicted at this time.

PROVISION FOR INCOME TAXES. Our effective tax rate was (5.9)% and (5.1)% for the three and six month periods ended September 30, 2013, respectively, and (3.9)% and (2.2)% for the three and six month periods ended September 30, 2012, respectively. The provision for income taxes for the three and six month periods ended September 30, 2013 and 2012 reflected the income tax on net earnings from foreign subsidiaries. Due to uncertainties surrounding the timing of realizing the benefits of the net operating loss carryforwards in the future, we continue to carry a full valuation allowance against net deferred tax assets for our subsidiaries in the United States and United Kingdom.

Liquidity and Capital Resources

As of September 30, 2013, we had $4.9 million in cash, of which approximately $0.7 million was held by our foreign subsidiaries and, if repatriated, would not be subject to material tax consequences. In connection with the closing of the Storycode acquisition on January 17, 2013, we made cash payments in the aggregate amount of approximately $0.5 million, and we subsequently incurred additional expenses associated with integration costs and other transaction-related expenses of approximately $0.5 million, which was paid as of September 30, 2013. We believe that our existing cash balances and cash flow from sales will be sufficient to meet our operating and capital expenditure requirements for the remainder of the fiscal year ending March 31, 2014 and through the foreseeable future. We also entered into the Purchase Agreement to sell our MDMS Business assets to Rocket Software, Inc. for a total purchase price of approximately $22 million in cash, subject to a $2.2 million escrow for 18 months to serve as security for our indemnification obligations pursuant to the Purchase Agreement. The MDMS Business represents a significant portion of our historical revenues, and if the transactions contemplated by the Purchase Agreement proceed to close, there can be no assurances that we will be able to replace those revenues with revenues from our retained or newly developed products quickly, or at all. For the three and six months ended September 30, 2013 our MDMS Business represented 60% and 62% of total net revenue, respectively. For the three and six months ended September 30, 2012, our MDMS Business represented 74% and 72% of total net revenue, respectively. Pending the close of the sale of the MDMS Business, expenses will also be reduced significantly due to the associated reduction in support and engineering personnel for the MDMS Business.

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

We had no material commitments for capital expenditures as of September 30, 2013.

Net cash used in operating activities was $1.6 million and $1.3 million for the six month periods ended September 30, 2013 and 2012, respectively. The increase in net cash used in operating activities for the six month period ended September 30, 2013 as compared to the same period in the prior year was primarily due to higher operating and personnel expenses in the six months ended September 30, 2013 due to higher personnel cost as a result of Storycode acquisition, and expenses relating to the pending asset sale of our MDMS Business, which is anticipated to be completed during the quarter ending December 31, 2013.  Net cash used in investing activities was $33,000 and $27,000 for the six month periods ended September 30, 2013 and 2012, respectively, for purchases of furniture and equipment. Net cash provided by financing activities was $56,000 and $47,000 for the six month periods ended September 30, 2013 and 2012, respectively, as a result of proceeds derived from the exercise of stock options and related issuance of common stock.

There was no outstanding line of credit during the three and six month periods ended September 30, 2013 or 2012.

Off-Balance Sheet Arrangements

We did not have any off-balance sheet liabilities or transactions as of September 30, 2013.

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

Our Adjusted EBITDA was negative $0.7 million or negative 18% of total net revenue for the three month period ended September 30, 2013, and negative $1.4 million or negative 19% of total net revenue for the six month period ended September 30, 2013.  Our Adjusted EBITDA was negative $0.2 million or negative 6% of total net revenue for the three month period ended September 30, 2012, and negative $0.4 million or negative 6% of total net revenue for the six month period ended September 30, 2012. The decrease in Adjusted EBITDA for the three and six month periods ended September 30, 2013 was a result of higher operating expenses in the current periods due mainly to higher personnel cost as a result of our acquisition of Storycode completed on January 17, 2013, and higher professional services expense relating to the pending asset sale of our MDMS Business, which is anticipated to be completed during the quarter ending December 31, 2013. The following table reconciles Adjusted EBITDA to the GAAP reported net loss:

RECONCILIATION OF ADJUSTED EBITDA TO NET LOSS

(In thousands)

	For the Three Months Ended September 30,		For the Six Months Ended September 30,
	2013	2012	2013	2012

Reported net loss	$(1,178)	$(512)	$(2,416)	$(1,005)
Depreciation and amortization	45	31	94	66
Stock-based compensation	364	276	763	500
Interest expense-net	1	1	2	4
Other expense-net	29	11	21	27
Income tax provision	66	19	118	22
Adjusted EBITDA	$(673)	$(174)	$(1,418)	$(386)

Our Adjusted EBITDA financial information can also be reconciled to net cash used in operating activities as follows:

	For the Six Months Ended September 30,
	2013	2012

Net cash used in operating activities	$(1,645)	$(1,321)
Interest expense-net	2	4
Other expense-net	21	27
Income tax provision	118	22
Change in trade accounts receivable	645	98
Change in other current assets	(148)	15
Change in accounts payable	38	62
Change in accrued liabilities	(333)	314
Change in deferred revenue	(88)	419
Foreign currency exchange loss	(28)	(33)
Recovery from bad debt	—	7
Adjusted EBITDA	$(1,418)	$(386)

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

PART II. OTHER INFORMATION

ITEM 1A.               RISK FACTORS

We operate in a rapidly changing environment that involves numerous risks and uncertainties. A description of the risks and uncertainties associated with our business is set forth below. You should carefully consider such risks and uncertainties, together with the other information contained in this Quarterly Report on Form 10-Q for the fiscal quarter ended September 30, 2013 and in our other public filings, including our Annual Report on Form 10-K for the fiscal year ended March 31, 2013. If any of such risks and uncertainties actually occurs, our business, financial condition or operating results could differ materially from the plans, projections and other forward-looking statements included in the section titled “Management’s Discussion and Analysis of Financial Condition and Results of Operations” and elsewhere in this report and in our other public filings. In addition, if any of the following risks and uncertainties, or if any other risks and uncertainties, actually occurs, our business, financial condition or operating results could be harmed substantially, potentially causing the market price of our stock to decline, perhaps significantly. The following section lists some, but not all, of these risks and uncertainties that may have a material adverse effect on our business, financial condition or results of operation.

IF WE DO NOT DEVELOP NEW PRODUCTS, ENHANCE EXISTING PRODUCTS TO KEEP PACE WITH RAPIDLY CHANGING TECHNOLOGY AND INDUSTRY STANDARDS, AND SUCCESSFULLY INTEGRATE ACQUIRED PRODUCTS AND TECHNOLOGIES, OUR REVENUE MAY DECLINE.

We have devoted significant resources to the research and development, as well as acquisitions, of products and technologies. We believe that our future success will depend in large part on strong research and development efforts with respect to both our existing and new products, as well as the integration of newer technologies. We have made extensive efforts to leverage our Pick UDM and core intellectual property to create new product lines, including our yolink search technology and our Postano social media visualization platform, which we have enhanced by incorporating Storycode’s expertise in mobile application development, user experience, and design to create, what we believe, will be a new kind of social platform with mobile distribution capabilities. In furtherance of that strategy, in October 2013, we entered into the Purchase Agreement to sell our MDMS Business to Rocket Software, Inc., designed to enable us to continue to invest additional resources into our other products, such as Postano and RAD products. If the transactions contemplated by the Purchase Agreement do not close in a timely manner, or at all, our resources available to fund further development of our products will continue to be limited.

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

OUR FAILURE TO COMPETE EFFECTIVELY MAY HAVE AN ADVERSE IMPACT ON OUR OPERATING RESULTS.

The market for our products is highly competitive, diverse and subject to rapid change. Our products and services compete on the basis of the following key characteristics: performance; inter-operability; scalability; functionality; reliability; pricing; post sale customer support; quality; compliance with industry standards; and overall total cost of ownership. The application development tools software market is rapidly changing and intensely competitive. Our MDMS products compete with products developed by companies such as Oracle, Microsoft and Rocket Software. Our RAD products currently encounter competition from several direct competitors, including Microsoft, and competing development environments, including JAVA. Direct competitors of our Postano social media visualization product include Facebook and Twitter, as well as numerous smaller companies in the emerging social media marketplace. Direct competitors of our yolink search technology include Google, Yahoo, Microsoft, AOL and Ask, as well as a number of smaller companies with products that directly and indirectly compete with our yolink search technology. Direct competitors of our Storycode products and services include companies such as Salesforce and Oracle. Additionally, as we expand our business and integrate acquired products and technologies, we expect to compete with a different group of companies, including smaller, highly focused companies offering single products.

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

We face very strong competition from much larger and better known companies in the markets for our MDMS and RAD products. As a result, existing customers and new customers may be inclined to adopt other technologies. To maintain or grow our revenue in these markets, we will need to maintain or grow our sales to existing customers and to generate sales to new customers, including corporate development teams, commercial application developers, system integrators, independent software vendors and independent consultants. If we fail to attract new customers, if we lose our customers to competitors, or if the MDMS or RAD markets decline, our revenue may be adversely affected. In the longer term, it is expected that our revenue from the MDMS market will eventually decline as customers adopt newer technologies.

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

WE HAVE A HISTORY OF LOSSES AND WILL CONTINUE TO INCUR SIGNIFICANT LOSSES IN THE FUTURE.

We incurred net losses of approximately $1.2 million and $2.4 million for the three and six month periods ended September 30, 2013, respectively. We had an accumulated deficit of approximately $114.1 million as of September 30, 2013. We expect that we will continue to incur significant losses in the future for a number of reasons, including uncertainty as to: (i) the level of our future revenues; (ii) our efforts to monetize newer technologies we have developed, including Postano, Storycode, and yolink; and (iii) our efforts to integrate acquired products and technologies. We plan to continue to pursue strategic opportunities, including investment in new product development, and evaluation of strategic acquisitions and dispositions of assets and technologies, such as the transactions contemplated by the Purchase Agreement to sell our MDMS Business. MDMS Business represents a significant portion of our historical revenues, and if the transactions contemplated by the Purchase Agreement proceed to close, there can be no assurances that we will be able to replace those revenues with revenues from our retained or newly developed products quickly, or at all.  Forecasting our revenues and profitability for our new business models is inherently uncertain and volatile. We will need to generate significant increases in our revenues to achieve and maintain profitability, particularly given the current small size of our business relative to the costs associated with being a public reporting company. If our revenue fails to grow or grows more slowly than we currently anticipate or our operating expenses exceed our expectations, our losses would significantly increase which could harm our business and operating results.

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

THE CONCENTRATION OF OUR STOCK OWNERSHIP GIVES CERTAIN STOCKHOLDERS SIGNIFICANT CONTROL OVER OUR BUSINESS.

As of October 31, 2013, Astoria Capital Partners, L.P. (“Astoria”) beneficially owned approximately 49.5% of our outstanding common stock. Richard W. Koe, Chairman of the Board of Directors and our President and Chief Executive Officer, serves as the Managing General Partner for Astoria Capital Management, Inc., a general partner of Astoria. This concentration of stock ownership allows Astoria, acting alone, to potentially block or delay any actions that require approval of our stockholders, including the election of members to our Board of Directors and the approval of significant corporate transactions. Moreover, this concentration of ownership may delay or prevent a change in control.

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

THE INABILITY TO PROTECT OUR INTELLECTUAL PROPERTY COULD HARM OUR ABILITY TO COMPETE.

Our ability to compete successfully will depend, in part, on our ability to protect our proprietary technology and operations without infringing upon the rights of others. We may fail to do so. We rely primarily on a combination of patent, trade secret, copyright and trademark laws and contractual provisions to protect our intellectual property and proprietary rights. Our trademarks include TigerLogic, Postano, yolink, Pick, D3, Omnis, Omnis Studio, mvEnterprise, mvBase, mvDesigner, and Storycode, among others. We have eleven issued U.S. patents and six pending U.S. patent applications as of September 30, 2013. Although we have been issued various patents and other patent applications are currently pending, there can be no assurance that any of these patents or other proprietary rights will not be challenged, invalidated, or circumvented or that our rights will, in fact, provide competitive advantages to us. In addition, there can be no assurance that patents will be issued from pending applications or that claims allowed on any patents will be sufficiently broad to protect our technology. Further, the laws of some foreign countries may not protect our proprietary rights to the same extent as do the laws of the United States. The outcome of any actions taken in these foreign countries may be different than if such actions were determined under the laws of the United States. Although we are not dependent on any individual patents or group of patents for particular segments of the business for which we compete, if we are unable to protect our proprietary rights to the totality of the features (including aspects of products protected other than by patent rights) in a market, we may find ourselves at a competitive disadvantage to others who need not incur the substantial expense, time, and effort required to create innovative products. In addition to trademark and copyright protections, we generally license our products to end users on a “right to use” basis pursuant to license agreements that restrict use of products to a specified number of users or a specified usage.

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

As of October 31, 2013, we had 30,083,120 outstanding shares of common stock, of which approximately 15 million shares were restricted securities held by Astoria and other holders. Restricted securities may be sold in the public market only if they are registered or if they qualify for an exemption from registration promulgated under the Securities Act. At present, all of our outstanding restricted securities may be registered or are eligible for public sale under Rule 144, subject to volume limitations and other requirements of Rule 144.

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

OUR GLOBAL OPERATIONS EXPOSE US TO ADDITIONAL RISKS AND CHALLENGES ASSOCIATED WITH CONDUCTING BUSINESS INTERNATIONALLY.

We operate on a global basis with offices or distributors in Europe, Africa, Asia, Latin America, South America, Australia and North America and development efforts in North America and Europe. Approximately 28% of our revenue for the six month period ended September 30, 2013 was generated from our international offices. We face several risks inherent in conducting business internationally, including but not limited to the following:

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

ITEM 6.                                                EXHIBITS

Exhibit:	Description

31.1	Certification of Chief Executive Officer.

31.2	Certification of Chief Financial Officer.

32.1	Certification of Chief Executive Officer and Chief Financial Officer Pursuant to 18 U.S.C. 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

101.INS	XBRL Instance Document

101.SCH	XBRL Taxonomy Extension Schema Document

101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document

101.DEF	XBRL Taxonomy Extension Definition Linkbase Document

101.LAB	XBRL Taxonomy Extension Label Linkbase Document

101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Date:	November 8, 2013	TIGERLOGIC CORPORATION

/s/ Thomas Lim
Thomas Lim Chief Financial Officer and Duly Authorized Officer

EXHIBIT INDEX

Exhibit:	Description

31.1	Certification of Chief Executive Officer.

31.2	Certification of Chief Financial Officer.

32.1	Certification of Chief Executive Officer and Chief Financial Officer Pursuant to 18 U.S.C. 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

101.INS	XBRL Instance Document

101.SCH	XBRL Taxonomy Extension Schema Document

101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document

101.DEF	XBRL Taxonomy Extension Definition Linkbase Document

101.LAB	XBRL Taxonomy Extension Label Linkbase Document

101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document