Form 10-Q
period 2013-12-31
TigerLogic CORP
filed 2014-02-14
CIK 820738

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark one)

☒      QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended December 31, 2013

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

As of January 31, 2014, the Registrant had 30,086,886 shares of its common stock outstanding.

TIGERLOGIC CORPORATION

PART I. FINANCIAL INFORMATION

ITEM 1.                                                FINANCIAL STATEMENTS

TIGERLOGIC CORPORATION AND SUBSIDIARIES

UNAUDITED CONDENSED CONSOLIDATED BALANCE SHEETS

(In thousands)

	December 31,	March 31,
	2013	2013
ASSETS
Current assets:
Cash	$21,653	$6,465
Trade accounts receivable, less allowance for doubtful accounts of $204 and $24, respectively	937	575
Receivable from sale of MDMS business	2,200	—
Other current assets	630	561
Current assets of discontinued operations	—	411
Total current assets	25,420	8,012

Property, furniture and equipment, net	539	459
Goodwill	18,183	18,183
Intangible assets, net	530	593
Deferred tax assets	229	228
Other assets	64	111
Noncurrent assets of discontinued operations	—	13,565
Total assets	$44,965	$41,151

LIABILITIES AND STOCKHOLDERS’ EQUITY

Current liabilities:
Accounts payable	$231	$388
Accrued liabilities	3,127	1,240
Deferred revenue	1,253	948
Current liabilities of discontinued operations	—	3,448
Total current liabilities	4,611	6,024

Other long-term liabilities	111	103
Other long-term liabilities of discontinued operations	—	34
Total liabilities	4,722	6,161

Commitments and contingencies

Stockholders’ equity:
Preferred stock	—	—
Common stock	3,008	2,993
Additional paid-in-capital	142,659	141,478
Accumulated other comprehensive income	2,333	2,257
Accumulated deficit	(107,757)	(111,738)
Total stockholders’ equity	40,243	34,990

Total liabilities and stockholders’ equity	$44,965	$41,151

See accompanying notes to the unaudited condensed consolidated financial statements.

TIGERLOGIC CORPORATION AND SUBSIDIARIES

UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (LOSS)

(In thousands, except per share data)

	Three Months Ended December 31,		Nine Months Ended December 31,
	2013	2012	2013	2012

Net revenues:
Licenses	$912	$542	$2,762	$1,656
Services	530	356	1,564	1,074
Total net revenues	1,442	898	4,326	2,730
Operating expenses:
Cost of license revenues	62	1	144	3
Cost of revenue-amortization of intangible assets	19	—	57	—
Cost of service revenues	103	56	309	153
Selling and marketing	1,615	942	4,459	2,795
Research and development	1,234	916	3,381	2,695
General and administrative	903	1,073	3,199	2,913
Acquisition related costs	—	—	209	—
Total operating expenses	3,936	2,988	11,758	8,559
Operating loss from continuing operations	(2,494)	(2,090)	(7,432)	(5,829)
Other income (expense):
Interest expense-net	(1)	(1)	(3)	(4)
Other income (expense)-net	(23)	14	(44)	(14)
Total other income (expense)-net	(24)	13	(47)	(18)
Loss before income taxes from continuing operations	(2,518)	(2,077)	(7,479)	(5,847)
Income tax benefit	(1,720)	(525)	(2,678)	(1,576)
Net loss from continuing operations	(798)	(1,552)	(4,801)	(4,271)
Discontinued operations:
Income from discontinued operations, net of tax	1,082	870	2,669	2,584
Gain on sale of discontinued operations, net of tax	6,113	—	6,113	—
Income from discontinued operations	7,195	870	8,782	2,584
Net income (loss)	$6,397	$(682)	$3,981	$(1,687)
Other comprehensive income (loss):
Foreign currency translation adjustments	27	(10)	76	17
Total comprehensive income (loss)	$6,424	$(692)	$4,057	$(1,670)

Basic and diluted net income (loss) per share:
Loss from continuing operations	$(0.03)	$(0.05)	$(0.16)	$(0.15)
Income from discontinued operations	$0.24	$0.03	$0.29	$0.09
Net income (loss)	$0.21	$(0.02)	$0.13	$(0.06)

Shares used in computing net loss from continuing
operations per share, income from discontinued
operations per share, and net income (loss) per share	30,176	28,218	30,116	28,206

See accompanying notes to the unaudited condensed consolidated financial statements.

TIGERLOGIC CORPORATION AND SUBSIDIARIES

UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(In thousands)

	Nine Months Ended December 31,
	2013	2012
Cash flows from operating activities:
Net income (loss)	$3,981	$(1,687)
Gain on sale of discontinued operations	(9,926)	—
Adjustments to reconcile net income (loss) to net cash used in operating activities:
Depreciation and amortization of long-lived assets	143	97
Provision for (recovery from) bad debt	94	(7)
Stock-based compensation expense	1,129	744
Foreign currency exchange (gain) loss	(111)	13
Change in operating assets and liabilities, net of discontinued operations:
Trade accounts receivable	(968)	10
Other current assets	75	(17)
Accounts payable	(233)	53
Accrued liabilities	590	103
Deferred revenue	634	(203)
Net cash used in operating activities	(4,592)	(894)

Cash flows from investing activities:
Acquisition bridge loan	—	(100)
Purchases of property, plant and equipment	(102)	(34)
Proceeds from sale of discontinued operations	19,800	—
Net cash provided by (used in) investing activities	19,698	(134)

Cash flows from financing activities:
Proceeds from exercise of stock options	43	24
Proceeds from issuance of common stock	24	23
Net cash provided by financing activities	67	47

Effect of exchange rate changes on cash	15	(10)

Net increase (decrease) in cash	15,188	(991)
Cash at beginning of the period	6,465	8,918
Cash at end of the period	$21,653	$7,927

See accompanying notes to the unaudited condensed consolidated financial statements.

TIGERLOGIC CORPORATION AND SUBSIDIARIES

NOTES TO THE UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

December 31, 2013

1.              INTERIM FINANCIAL STATEMENTS

The unaudited interim condensed consolidated financial information furnished herein reflects all adjustments, consisting only of normal recurring items, which in the opinion of management are necessary to fairly state TigerLogic Corporation and its subsidiaries’ (collectively, the “Company” or “we,” “us” or “our”) financial position, results of operations and cash flows for the dates and periods presented and to make such information not misleading. Certain information and footnote disclosures normally included in annual financial statements prepared in accordance with accounting principles generally accepted in the United States of America have been omitted pursuant to rules and regulations of the Securities and Exchange Commission (“SEC”); nevertheless, management of the Company believes that the disclosures herein are adequate to make the information presented not misleading. These condensed consolidated financial statements should be read in conjunction with the Company’s audited financial statements for the year ended March 31, 2013, contained in the Company’s Annual Report on Form 10-K filed with the SEC on July 11, 2013. The results of operations for the three and nine months ended December 31, 2013, are not necessarily indicative of results to be expected for any other interim period or the fiscal year ending March 31, 2014.

On October 16, 2013, the Company entered into an agreement with Rocket Software, Inc. (“Rocket”) for the sale of its business dedicated to multidimensional database management system and related connectivity products known as the MDMS family of products, including D3, mvBase, mvEnterprise and the Pick connectivity products, collectively known as the MDMS Business. On November 15, 2013, the Company completed this sale. The Company accounted for the sale as a discontinued operation. Accordingly, the unaudited condensed consolidated financial statements have been revised for all periods presented to reflect the MDMS Business as discontinued operations. Unless noted otherwise, discussions in the footnotes pertain to the Company’s continuing operations. See footnote 2 below regarding the discussion of the business divestiture and the results of operations for discontinued operations.

2.              DISCONTINUED OPERATIONS - BUSINESS DIVESTITURE

Over the last several years, the Company began to shift its strategy to focus primarily on growth opportunities in the mobile and social media industries.  Consistent with this strategy, on November 15, 2013, the Company completed the sale of the MDMS Business, and the related underlying enterprise resource planning (“ERP”) platform required to support the MDMS Business, to Rocket for a total purchase price of approximately $22 million (the “Sale”), of which approximately $19.8 million was received at closing and approximately $2.2 million is being held by a third party escrow agent for 12 months to serve as security for the Company’s general indemnification obligations. As a result of this divestiture, the historical results of the MDMS Business has been reclassified and presented as discontinued operations for all periods presented.  Also, in connection with, and effective on, the closing of the Sale, the Company assigned to Rocket its Lease Agreement with The Irvine Company, dated November 9, 2004, as amended by the First Amendment thereto dated December 7, 2009. The lease was for approximately 15,000 square feet of office space in Irvine, California and ran through October 2015.  Rocket has agreed to allow the Company to continue to occupy a portion of the space while the Company identifies a new facility to accommodate the personnel previously employed at the premises and continuing with the Company following the Sale. See footnote 9-Subsequent Event for further detail on the lease agreement.

In connection with the Sale, the parties also entered, at closing, into several ancillary and related agreements, including a transition services agreement designed to facilitate the transition of the MDMS Business to Rocket and minimize disruptions to the Company’s retained businesses, and an intellectual property license agreement, which will permit Rocket to use certain intellectual property owned by the Company and will permit the Company to use certain intellectual property owned by Rocket following the Sale. The costs of providing these services were considered immaterial and therefore were not included in discontinued operations on the statement of comprehensive income (loss).

The Company identified costs that were considered to be related to ongoing activities separately from those related to the divested MDMS Business. Costs identified as relating to continuing operations include costs related to certain personnel and general and administrative costs, as well as other finance and legal costs which are equivalent to the resources expected on an ongoing basis after the divestiture. All compensation, benefits, stock-based compensation and other personnel related costs associated with these positions were included in ongoing operations. The Company also included costs related to being a public company, such as external audit costs, costs associated with the Sarbanes-Oxley Act, board of directors’ fees, SEC filing fees, and NASDAQ fees. Facilities and information systems/technology costs were allocated based upon the percentage of headcount of the employees assumed to be working primarily on continuing operations. All specific costs of the divested MDMS Business were classified as discontinued operations as they were considered necessary and were directly related the divested business.

The Company identified assets and liabilities that were related to the divested MDMS Business and presented them as assets and liabilities from discontinued operations on the unaudited condensed consolidated balance sheets. Assets related to the MDMS Business included certain trade accounts receivable, fixed assets, and goodwill. Goodwill was allocated to the MDMS Business based on the relative fair values of the MDMS Business and continuing operations. Liabilities related to the MDMS Business included certain deferred revenue related to unamortized annual support revenue and certain pension liabilities.

The following table presents the carrying amount of major classes of assets and liabilities relating to the discontinued operations as of March 31, 2013 (in thousands):

March 31, 2013
Assets:
Account receivables, net	$411
Total current assets of discontinued operations	$411
Property and equipment, net	92
Goodwill	13,473
Total noncurrent assets of discontinued operations	$13,565

Liabilities:
Accrued liabilities	$55
Deferred revenue	3,393
Total current liabilities of discontinued operations	$3,448
Noncurrent liabilties	34
Total noncurrent liabilities of discontinued operations	$34

Current and historical results of operations of the MDMS Business have been classified as discontinued operations. Income from discontinued operations for the three and nine months ended December 31, 2013 and 2012 represents the results of operations of the MDMS Business.  As of December 31, 2013, the Company has not had and does not anticipate generating any future cash flows related to the MDMS Business other than the $2.2 million cash expected to be received from escrow.

The financial results of the discontinued operations for the three and nine months ended December 31, 2013 and 2012, were as follows (in thousands):

	Three Months Ended December 31,		Nine Months Ended December 31,
	2013	2012	2013	2012
Revenue of discontinued operations	$1,140	$2,309	$5,821	$6,917
Income from discontinued operations	567	1,420	3,230	4,207
Income tax expense (benefit)	(515)	550	561	1,623
Income from discontinued operations, net of tax	1,082	870	2,669	2,584
Gain on sale of discontinued operations	9,926	—	9,926	—
Income tax expense	3,813	—	3,813	—
Gain on sale of discontinued operations, net of tax	6,113	—	6,113	—
Total income from discontinued operations	$7,195	$870	$8,782	$2,584

3.              BUSINESS ACQUISITION

On January 17, 2013, the Company completed its acquisition of Storycode, Inc., a privately held mobile application publishing company. The acquisition was structured as a non-taxable transaction. Pursuant to the terms of the Agreement and Plan of Merger dated December 27, 2012, as amended (the “Merger Agreement”), Storycode became a wholly-owned subsidiary of the Company as of January 17, 2013.  The Company has incorporated Storycode’s expertise in mobile application development, user experience, and design into its Postano social media visualization platform to create a new kind of social platform with unique mobile distribution capabilities and allow brands to use original and fan-generated content to develop engaging experiences across the worldwide web, live events, and mobile environment.

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

The fair value of shares issued and issuable is based on the closing price of the Company’s common stock on the acquisition closing date of $2.28 per share. However, all of the shares issued or issuable are subject to a one-year lock up agreement that resulted in an adjustment to the estimated fair value of the common stock to $1.94 per share.  Cash consideration includes a bridge loan from the Company to Storycode made during the quarter ended December 31, 2012 as well as legal and accounting fees incurred by Storycode and reimbursed by the Company. The Company incurred approximately $497,000 in direct transaction costs relating to this acquisition. Of this amount, approximately $288,000 was incurred in the fiscal year ended March 31, 2013 and approximately $209,000 was incurred in the nine months ended December 31, 2013.

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

Pro Forma Results

The following pro forma combined results of Storycode’s operations for the three and nine month periods ended December 31, 2012 assumes the acquisition had taken place as of April 1, 2012, and combines the Company’s historical results of continuing operations for the periods ended December 31, 2012, with Storycode’s unaudited historical results of operations for the periods ended December 31, 2012. The pro forma financial information is presented for informational purposes only and is not indicative of the results of operations that would have been achieved if the acquisition had taken place on April 1, 2012 or the results that may occur in the future.

	Three Months Ended	Nine Months Ended
	December 31, 2012	December 31, 2012
	(in thousands, except per share data)
	(unaudited)
Net revenue	$1,165	$3,646
Net loss	$(975)	$(3,761)
Net loss per basic and diluted share	$(0.03)	$(0.13)

4.              STOCK-BASED COMPENSATION

The Company has a stock option plan that provides for the granting of stock options, restricted stock and restricted stock units to directors, employees and consultants. The Company also has an employee stock purchase plan allowing employees to purchase the Company’s common stock at a discount.

Total stock-based compensation expense included in the unaudited condensed consolidated statements of comprehensive loss for the three and nine months ended December 31, 2013 and 2012, was as follows (in thousands):

	Three Months Ended December 31,		Nine Months Ended December 31,
	2013	2012	2013	2012

Cost of service revenue	$5	$—	$46	$—
Operating expense:
Selling and marketing	143	26	353	104
Research and development	80	41	248	109
General and administrative	87	121	328	366
Total stock-based compensation expense	315	188	975	579
Income tax benefit	—	—	—	—
Net stock-based compensation expense	$315	$188	$975	$579

Excluded from the table above was stock-based compensation expense related to discontinued operations of approximately $52,000 and $154,000 for the three and nine months periods ended December 31, 2013, respectively, and approximately $56,000 and $165,000 for the three and nine month periods ended December 31, 2012, respectively.

As of December 31, 2013, there was approximately $1.6 million of total unrecognized compensation cost related to non-vested share-based compensation arrangements granted under the plans. That cost is expected to be recognized over a weighted-average period of 2.25 years.

5.              FAIR VALUE MEASUREMENT

The Company maintains all of its cash on deposit at financial institutions. As such, there were no cash equivalents on the Company’s balance sheets as of December 31, 2013 or March 31, 2013. The Company’s financial assets and liabilities measured at fair value on a recurring basis consist of accounts receivable, receivable from sale of MDMS business, and accounts payable and their carrying amounts approximate fair value due to their short term nature. There were no financial or nonfinancial assets or liabilities that required recognition or disclosure at fair value on a nonrecurring basis in the Company’s balance sheets as of December 31, 2013 or March 31, 2013.

6.              STOCKHOLDERS’ EQUITY AND EARNINGS PER SHARE

Basic net income (loss) per share is computed using the net income (loss) and the weighted average number of common shares outstanding during the period. Diluted net income (loss) per share is computed using the net income (loss) and the weighted average number of common shares and potential common shares outstanding during the period when the potential common shares are dilutive. Potential dilutive common shares consist of outstanding stock options.  The following table presents the calculation of basic and diluted net income (loss) per share (in thousands, except per share amounts):

	Three Months Ended December 31,		Nine Months Ended December 31,
	2013	2012	2013	2012

Net income (loss):
Loss from continuing operations, net of tax	$(798)	$(1,552)	$(4,801)	$(4,271)
Income from discontinued operations, net of tax	7,195	870	8,782	2,584
Net income (loss)	$6,397	$(682)	$3,981	$(1,687)

Weighted average shares:
Weighted-average shares of common stock outstanding used in computing basic net income (loss) per share	30,176	28,218	30,116	28,206
Weighted average shares of potential dilutive common shares	—	—	—	—
Weighted average shares used in computing diluted net income (loss) per share	30,176	28,218	30,116	28,206

Basic and diluted net income (loss) per share:
Loss from continuing operations	$(0.03)	$(0.05)	$(0.16)	$(0.15)
Income from discontinued operations	$0.24	$0.03	$0.29	$0.09
Net income (loss)	$0.21	$(0.02)	$0.13	$(0.06)

The following table sets forth potential shares of common stock that are not included in the diluted net income (loss) per share calculation because to do so would be antidilutive for the periods indicated below (in thousands):

	Three Months Ended December 31,		Nine Months Ended December 31,
	2013	2012	2013	2012
Options that were not included in the computation of diluted shares outstanding because the Company did not report net income from continuting operations, prior to applying the treasury stock method	3,623	3,085	3,879	3,196

Holdback shares from acquisition of Storycode	444	—	444	—

The change in accumulated other comprehensive income (loss) during the three and nine month periods ended December 31, 2013 and 2012 is the result of the effect of foreign exchange rate changes.

7.              BUSINESS SEGMENT

The Company operates in one  reportable segment. International operations consist primarily of foreign sales offices selling software developed in the United States and related technical support services. The following table summarizes consolidated financial information of the Company’s continuing operations by geographic location (in thousands):

	Three Months Ended December 31,		Nine Months Ended December 31,
Net revenue	2013	2012	2013	2012

United States	$813	$299	$2,248	$956
Europe	629	599	2,078	1,774
Total	$1,442	$898	$4,326	$2,730

	December 31,	March 31,
Long-lived assets	2013	2013

United States	$18,901	$18,941
Europe	415	405
Total	$19,316	$19,346

The Company engages in the design, development, sale, and support of the following product lines: 1) Rapid Application Development (“RAD”) software, and 2) Social and Mobile Platform, consisting of Postano, Storycode, and yolink products and services. The following table represents the Company’s net revenue by product line (in thousands):

	Three Months Ended December 31,		Nine Months Ended December 31,
Net revenue	2013	2012	2013	2012

RAD Software	$955	$861	$2,975	$2,674
Social and Mobile Platform	487	37	1,351	56
Total	$1,442	$898	$4,326	$2,730

8.              COMMITMENTS AND CONTINGENCIES

The Company is subject from time to time to litigation, claims and suits arising in the ordinary course of business. There were no ongoing material legal proceedings as of December 31, 2013.

Indemnification

The Company’s standard customer license and software agreements contain indemnification and warranty provisions which are generally consistent with practice in the Company’s industry. The duration of the Company’s service warranties generally does not exceed 30 days following completion of its services. The Company has not incurred significant obligations under customer indemnification or warranty provisions historically and does not expect to incur significant obligations in the future. Accordingly, the Company does not maintain accruals for potential customer indemnification or warranty-related obligations. The maximum potential amount of future payments that the Company could be required to make is generally limited under the indemnification provisions in its customer license and service agreements. The Company has entered into the standard form of general indemnification agreement with each of its directors and executives. In addition, the terms of the sale of the Company’s MDMS Business include certain general indemnification obligations of the Company in favor of Rocket. However, as these relate to standard representations and warranties, the Company currently does not expect to incur any significant obligations related to the indemnification and has recorded amounts placed in escrow related to the indemnification as a receivable from Rocket at the date of sale.

9.              SUBSEQUENT EVENTS

On January 10, 2014, the Company entered into a Rights Assignment and Release Agreement (the “Agreement”) with Peter Yared, a former consultant to the Company.  Pursuant to the terms of the Agreement, Mr. Yared reconfirmed the assignment to the Company of any and all rights in and to the Company’s Postano platform and associated inventions and intellectual property rights, as well as the termination of any other obligations of the Company to Mr. Yared under any prior consulting agreements or other arrangements.  In exchange for this confirmation and release of any claims, the Company agreed to pay Mr. Yared a flat fee in the amount of $1,000,000, payable in four equal installments on each of January 15, April 15, July 15 and October 15, 2014.

On January 23, 2014, the Company entered into a lease agreement (the “Lease”) with The Irvine Company LLC, as landlord, relating to the space located at 2855 Michelle Drive, Suite 190, Irvine California. Upon completion of tenant improvements, which is expected to be in or about April 2014, the Company intends to relocate its headquarters to this new location. The base rent over the five-year term of the Lease will be approximately $7,000 per month for the first year, with annual increases to approximately $8,400 per month for the final year. Under certain circumstances, the Company has the option to extend the Lease for one term of either 36 months or 60 months at a base rent equal to the then prevailing market rental rate for comparable space within the same building.

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

Unless noted otherwise, management’s discussion and analysis of financial condition and results of operations pertain to our continuing operations.

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

On January 17, 2013, we completed our acquisition of Storycode, Inc., a privately held mobile application publishing company. Pursuant to the terms of the Agreement and Plan of Merger dated December 27, 2012, as amended (the “Merger Agreement”), Storycode became a wholly-owned subsidiary of ours. Since the closing of the acquisition, we incorporated Storycode’s expertise in mobile application development, user experience, and design into our Postano social media visualization platform to create, what we believe, is a new kind of social platform with unique mobile distribution capabilities. This new platform is being designed to allow brands to use original and fan-generated content to develop engaging experiences across the worldwide web, live events, and mobile environment.

On November 15, 2013, we completed the sale of our MDMS business dedicated to the multidimensional database management system and related connectivity products known as the MDMS family of products, including D3, mvBase, mvEnterprise and the Pick connectivity products (the “MDMS Business”), and the related underlying enterprise resource planning (“ERP”) platform required to support the MDMS Business, to Rocket Software, Inc. (“Rocket”) for a total purchase price of approximately $22 million (the “Sale”), of which approximately $19.8 million was received at closing and approximately $2.2 million is being held by a third party escrow agent for 12 months to serve as security for our general indemnification obligations. As a result of this divestiture, the historical results of the MDMS Business has been reclassified and presented as discontinued operations for all periods presented.  Also, in connection with, and effective on, the closing of the Sale, we assigned to Rocket our Lease Agreement with The Irvine Company, dated November 9, 2004, as amended by the First Amendment thereto dated December 7, 2009. The lease was for approximately 15,000 square feet of office space in Irvine, California and ran through October 2015.  Rocket has agreed to allow us to continue to occupy a portion of the space while we identify a new facility to accommodate the personnel previously employed at the premises and continuing with us following the Sale. See footnote 9-Subsequent Event for further detail on the lease agreement.

In connection with the Sale, the parties also entered, at closing, into several ancillary and related agreements, including a transition services agreement designed to facilitate the transition of the MDMS Business to Rocket and minimize disruptions to our retained businesses, and an intellectual property license agreement, which will permit Rocket to use certain intellectual property owned by us and will permit us to use certain intellectual property owned by Rocket following the Sale. The costs of providing these services were considered immaterial and therefore were not included in discontinued operations on the statement of comprehensive income (loss).

We identified costs that were considered to be related to ongoing Company activities separately from those related to the divested MDMS Business. Costs identified as relating to continuing operations include costs related to certain personnel and general and administrative costs, as well as other finance and legal costs, which are equivalent to the resources expected on an ongoing basis after the divestiture. All compensation, benefits, stock-based compensation and other personnel related costs associated with these positions were included in ongoing operations. We also included costs related to being a public company, such as external audit costs, costs associated with the Sarbanes-Oxley Act, board of directors’ fees, SEC filing fees, and NASDAQ fees. Facilities and information systems/technology costs were allocated based upon the percentage of headcount of the employees assumed to be working primarily on continuing operations. All specific costs of the divested MDMS Business were classified as discontinued operations as they were considered necessary for, and were directly related to, the divested business.

We identified assets and liabilities that were related to the divested MDMS Business and presented them as assets and liabilities from discontinued operations on the unaudited condensed consolidated balance sheets. Assets related to the MDMS Business included certain trade accounts receivable, fixed assets, and goodwill. Goodwill was allocated to the MDMS Business based on the relative fair values of the MDMS Business and continuing operations. Liabilities related to the MDMS Business included certain deferred revenue related to unamortized support revenue and certain pension liabilities.

As a result of the divestiture, we anticipate that our financial results will be impacted in the near term.  As the MDMS Business represented a significant portion of historical revenue, revenue will decline significantly in the near term until we are able to increase sales from our continuing and newly developed product lines. There can be no assurances that we will be able to fully replace the MDMS revenue with revenue from our retained or newly developed products quickly, or at all. In addition, the MDMS Business represented a significant portion of historical operating expenses, specifically cost of service revenue and research and development. As essentially all of the personnel supporting the MDMS Business were hired by Rocket, our cost of service revenue and research and development expenses will decrease significantly in the near term.

Products

As of the completion of the Sale, our principal business consists of: 1) the design, development, sale, and support of rapid application development software; and 2) a social and mobile platform, which includes a social media content aggregation and visualization platform, Internet search enhancement tools, and the design and development of mobile applications and digital publications. Our products allow customers to create and enhance flexible software applications for their own needs. Our Omnis Rapid Application Development (“RAD”) software is a development platform that allows mobile centric developers the ability to build a code once and quickly deploy cross-platform in any environment. Our Postano product is a real-time social media content aggregation and visualization platform. Our Internet search enhancement tools include the yolink browser plug-in, yolink API for web sites, and yolink search plug-in for WordPress sites. Our mobile solutions include the design and hosting of mobile applications and digital publishing solutions, such as interactive marketing collaterals, brochures, and retail applications.

As a result of completing the sale of the MDMS Business, and the related ERP platform to Rocket on November 15, 2013, our business no longer includes the design, development, sale, and support of MDMS software and related connectivity tools.

We primarily sell our RAD software products through established distribution channels consisting of original equipment manufacturers (“OEMs”), system integrators, specialized vertical application software developers and consulting organizations, as well as through our sales personnel. Our Internet search enhancement tools and social media content aggregation platform are generally sold through our sales personnel and web sites, as well as through co-marketing arrangements with third parties. Our mobile applications and digital publishing solutions are generally sold through our sales personnel. Outside the United States, we maintain direct sales offices in the United Kingdom, France, and Germany. We generally license our RAD software on a per-CPU, per-server, per-port or per-user basis. We license our yolink products at prices based on usage measured in a variety of ways. We generally license our Postano platform on a time-based subscription basis. We may make both our yolink and Postano products available to users for free under certain circumstances, such as for trial purposes. We generally sell our mobile application design and digital publishing services on a project fee basis, and charge monthly fees for hosting mobile applications. We also provide continuing software maintenance and support, and other professional services relating to our products, including consulting and training services. Approximately 48% and 65% of our revenue came from sales through our offices located outside the United States for the nine month periods ended December 31, 2013, and 2012, respectively.

In addition, one of the elements of our business strategy involves expansion through the acquisition of businesses, assets, products or technologies that allow us to complement our existing product offerings, expand our market coverage or enhance our technological capabilities, such as our acquisition of Storycode. We continually evaluate and explore strategic opportunities as they arise, including business combination transactions, strategic partnerships, and the purchase or sale of assets, such as our recently completed divestiture of the MDMS Business, including tangible and intangible assets such as our intellectual property.

TigerLogic Postano

Postano is a real-time social content aggregation, social curation, fan engagement, and visualization platform, bringing together social media conversations and content streams from around the web. The Postano platform includes Postano Mobile, Postano Events, Postano Retail, Postano Social Hub, and the built-in Postano Monitoring dashboard capabilities. Postano aggregates social content across Twitter, Tumblr, Facebook, Instagram, Pinterest, and other social platforms. Within Postano, these content streams can be moderated, curated, analyzed, and then displayed in physical store locations, at events to increase brand awareness, on website social hubs to amplify engagement, and on hashtag campaign landing pages to create brand conversation and increase participation. Postano is designed primarily for commercial use, with pricing based on a number of factors, including the type of Postano, the number of Postanos, features, and support levels desired.

On November 20, 2013, the Company released version 2.0 of Postano, a significant update to provide marketers the ability to see fan activity across all major social networks and to easily curate and publish selected content into social hubs, event displays, in-store displays, command centers, and within mobile apps. Brands value Postano for its power to immediately source content from a wide variety of social networks and its ability to aggregate and curate that content for engaging fan experiences. Major feature updates to Postano 2.0 include a single dashboard to provide visibility across all social streams, rapid moderation workflow for efficient social curation, native mobile moderation apps for iPhone and Android, and advanced social visualizations built entirely with customizable HTML5 for content that can be displayed on every size screen from smartphones to the largest LED screen arrays.

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

Rapid Application Development (RAD) Tools

Our RAD products support the full life cycle of software application development and are designed for rapid prototyping, development, and deployment of graphical user interface (“GUI”) client/server and web applications. The RAD products - Omnis Studio and Omnis Classic - are object-oriented and component-based, providing the ability to deploy cross-platform applications on operating system platforms and database environments.

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

Storycode

Our Storycode team provides creative, interactive, and dynamic mobile communication solutions for enterprises to engage customers and drive sales. Storycode is one of six Adobe Digital Publishing Suite Solutions partners in the United States and the only partner on the West Coast. As a leading mobile partner with expertise in developing cross-platform mobile applications, Storycode focuses on great design and user experience. Storycode leverages interactivity, multimedia and native app utilities to create experiences that engage readers while providing complete, scalable services for the creation of digital publications. Storycode helps corporate customers publish their content by creating annual reports, sales collateral, and other material specifically for use through mobile devices including tablets and smart phones. Storycode helps clients engage with their audience through push notification, updating content on the fly, producing different versions for different audiences, and with different levels of distribution and password protection.

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

Research and Development

We have devoted significant resources to the research and development of our products and technology. We believe that our future success will depend largely on strong development efforts with respect to both our existing and new products. These development efforts have resulted in updates and upgrades to existing RAD products and the launch of new products including the Postano social media and yolink search technology product lines. New product updates and upgrades in our RAD and Postano product lines are currently in progress and we expect to continue our research and development efforts in these product lines for the foreseeable future. We intend for these efforts to improve our future operating results and increase cash flows. However, such efforts may not result in additional new products or revenue, and we can make no assurances that any announced products or future products will be successful. We spent approximately $1.2 million and $3.4 million on research and development during the three and nine months ended December 31, 2013, respectively.

Competition

The application development tools software market is rapidly changing and intensely competitive. Our RAD products currently encounter competition from several direct competitors, including Microsoft, and competing development environments, including JAVA. Our Postano social media visualization product competes with products developed by companies such as Facebook and Twitter, as well as a number of smaller companies in the emerging social media marketplace. Direct competitors of our yolink search technology include Google, Yahoo, Microsoft, AOL, and Ask, as well as a number of smaller companies with products that directly and indirectly compete with our yolink search technology. Direct competitors of our Storycode technology include companies such as Salesforce and Oracle. Most of our competitors have significantly more financial, technical, marketing, and other resources than we do. As a result, our competitors may be able to respond more quickly to new or emerging technologies, evolving markets, and changes in customer requirements, and may devote greater resources to the development, promotion, and sale of their products. We believe that our ability to compete in the various product markets depends on factors both within and outside our control, including the timing of release, performance, and price of new products developed by both us and our competitors. Although we believe that we currently compete favorably with respect to most of these factors, we may not be able to maintain our competitive position against current and potential competitors, especially those with greater resources.

We continue to focus on growth in new market opportunities, such as the mobile applications for our Postano platform, while also continuing to meet the needs of our loyal customer base by investing in the development of new upgrades and updates for our existing product lines. While we have experienced lower license revenue for our RAD product lines in past periods, we believe that the proceeds from our sale of the MDMS Business, together with our relatively stable services revenue and prudent management of expenditures will continue to provide sufficient working capital balances to fund new product initiatives aimed at increasing stockholder value.

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

We have identified the accounting policies below as the policies critical to our business operations and the understanding of our results of operations. We believe the following critical accounting policies and the related judgments and estimates affect the preparation of our consolidated financial statements:

•                  Revenue Recognition

•                  Business Combination, Business Divestiture, and Valuation of Goodwill

•                  Employee Stock-Based Compensation

•                  Income Taxes

For further discussion of our critical accounting policies and estimates, please refer to the Notes to our unaudited condensed consolidated financial statements included in this Form 10-Q and to our Management’s Discussion and Analysis of Financial Condition and Results of Operations and audited consolidated financial statements and accompanying notes thereto included in our Annual Report on Form 10-K for the fiscal year ended March 31, 2013.

Business Divestiture.  We have divested the MDMS Business, and in the future may make further divestitures. We presented financial results for the divested MDMS Business as discontinued operations in the financial statements for the periods prior to the divestiture. We identified costs that were considered to be related to ongoing Company activities separately from those related to the divested MDMS Business. Costs identified as relating to continuing operations include costs related to certain personnel and  general and administrative costs, as well as other finance and legal costs which are equivalent to the resources expected on an ongoing basis after the divestiture. All compensation, benefits, stock-based compensation and other personnel related costs associated with these positions were included in ongoing operations. We also included costs related to being a public company, such as external audit costs, costs associated with the Sarbanes-Oxley Act, board of directors’ fees, SEC filing fees, and NASDAQ fees. Facilities and information systems/technology costs were allocated based upon the percentage of headcount of the employees assumed to be working primarily on continuing operations. All specific costs of the divested MDMS Business were classified as discontinued operations as they were considered necessary and were directly related the divested business.

We identified assets and liabilities that were related to the divested MDMS Business and presented them as assets and liabilities from discontinued operations on the unaudited condensed consolidated balance sheets. Assets related to the MDMS Business included certain trade accounts receivable, fixed assets, and goodwill. Goodwill was allocated to the MDMS Business based on the relative fair values of the MDMS Business and continuing operations. Liabilities related to the MDMS Business included certain deferred revenue related to unamortized annual support revenue and certain pension liabilities.

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

	Three Months Ended			Three Months Ended		Nine Months Ended			Nine Months Ended
	December 31, 2013			December 31, 2012		December 31, 2013			December 31, 2012
	Results	% of Net Revenues	Percent Change	Results	% of Net Revenues	Results	% of Net Revenues	Percent Change	Results	% of Net Revenues
	(In thousands)			(In thousands)		(In thousands)			(In thousands)
Net revenues
Licenses	$912	63%	68%	$542	60%	$2,762	64%	67%	$1,656	61%
Services	530	37%	49%	356	40%	1,564	36%	46%	1,074	39%
Total net revenues	1,442	100%	61%	898	100%	4,326	100%	58%	2,730	100%
Operating expenses
Cost of revenues:
Cost of license revenues (as a % of license revenues)	81	9%	8000%	1	0%	201	7%	7422%	3	0%
Cost of service revenues (as a % of service revenues)	103	20%	83%	56	16%	309	20%	102%	153	14%
Selling and marketing	1,615	112%	71%	942	105%	4,459	103%	60%	2,795	102%
Research and development	1,234	86%	35%	916	102%	3,381	78%	25%	2,695	99%
General and administrative	903	63%	-16%	1,073	119%	3,408	79%	17%	2,913	107%
Total operating expenses	3,936	273%	32%	2,988	333%	11,758	272%	37%	8,559	313%
Operating loss	(2,494)	-173%	19%	(2,090)	-233%	(7,432)	-172%	27%	(5,829)	-214%
Other income (expense)-net	(24)	-2%	-284%	13	1%	(47)	-1%	163%	(18)	-1%
Loss before income taxes	(2,518)	-175%	21%	(2,077)	-231%	(7,479)	-173%	28%	(5,847)	-214%
Income tax benefit	(1,720)	-119%	228%	(525)	-58%	(2,678)	-62%	70%	(1,576)	-58%
Net loss from continuing operations	$(798)	-55%	-49%	$(1,552)	-173%	$(4,801)	-111%	12%	$(4,271)	-156%

Revenue

NET REVENUE. Net revenue for the three and nine month periods ended December 31, 2013 include software licensing and post contract technical support and professional services for our RAD software, Postano, and Storycode products. We generally license our RAD software primarily on a per-CPU, per-server, per-port or per-user basis. Therefore, the addition of CPUs, servers, ports or users to existing systems increases our revenue from our installed base of licenses. Similarly, the reduction of CPUs, servers, ports or users from existing systems decreases our revenue from our installed base of customers. Our Postano platform is generally sold on time-based subscription basis and may additionally include professional services fees. Our Storycode digital publishing professional services are generally sold on a project basis. The timing of orders and customer ordering patterns has resulted in fluctuations in license revenue between quarters and year-to-year.  Total revenue increased by approximately $0.5 million or 61%, and approximately $1.6 million or 58%, for the three and nine month periods ended December 31, 2013, respectively, when compared to the same periods in the prior year. License revenue for the three month period ended December 31, 2013 increased by approximately $0.4 million or 68% and increased approximately $1.1 million or 67% for the nine month period ended December 31, 2013 when compared to the same periods in the prior year, primarily due to an increase in Postano subscription revenue.  Service revenue increased approximately $0.2 million or 49% and approximately $0.5 million or 46% for the three and nine month periods ended December 31, 2013, respectively, when compared to the same periods in the prior year, primarily due to an increase in Storycode professional services.

Along with developing upgrades to our RAD software, we have been actively developing and marketing our newer product lines, including our Postano social media visualization platform, Storycode digital publishing solutions, and yolink technology. While we are committed to research and development efforts that are intended to allow us to penetrate new markets and generate new sources of revenue, such efforts may not result in additional products, services or revenue. We can give no assurances as to customer acceptance of any new products or services, or the ability of the current or any new products and services to generate revenue. There can be no assurances that we will be able to fully replace the MDMS revenue with revenue from our retained or newly developed products quickly, or at all.

Operating Expenses

COST OF LICENSE REVENUE. Cost of license revenue is comprised of direct costs associated with software license sales including software packaging, documentation, physical media costs, amortization of intangible assets, and royalties. Cost of license revenue increased $80,000 and $198,000 for the three and nine month periods ended December 31, 2013, respectively when compared to the same periods in the prior year mainly due to revenue sharing arrangements in our Social and Mobile platform and amortization expense for the technology intangible assets acquired from the Storycode acquisition. Cost of license revenue will increase in the next fiscal quarter because of the impact of the agreement to terminate a revenue sharing arrangement for the Postano platform effective January 2014.  We expect cost of license revenue to decrease in subsequent periods, beginning in fiscal year 2015, because of the termination of the revenue sharing arrangement.

COST OF SERVICE REVENUE. Cost of service revenue includes primarily personnel costs relating to consulting, technical support and training services. Cost of service revenue for the three and nine month periods ended December 31, 2013 increased approximately $47,000 or 83% and $156,000 or 102%, respectively, when compared to the same periods in the prior year due to the addition of Storycode personnel, and higher stock compensation expense due to new options issued during the quarters ended March 31, 2013 and June 30, 2013.

SELLING AND MARKETING. Selling and marketing expense consists primarily of salaries, benefits, advertising, tradeshows, travel and overhead costs for our sales and marketing personnel. Selling and marketing expense for the three and nine month periods ended December 31, 2013 increased approximately $0.7 million or 71%, and $1.7 million or 60%, respectively, when compared to the same periods in the prior year mainly due to addition of Postano and Storycode personnel and higher marketing expenses for our Social and Mobile products. We anticipate that selling and marketing costs related to our Social and Mobile product lines will increase as we hire additional personnel, further develop the sales channels for these products, and as customer acceptance of these products increases.

RESEARCH AND DEVELOPMENT. Research and development expense consists primarily of salaries and other personnel-related expenses and overhead costs for engineering personnel, including employees in the United States and the United Kingdom and consultants in the United States. Research and development expense for the three and nine month periods ended December 31, 2013 increased approximately $0.3 million or 35%, and $0.7 million or 25%, respectively, when compared to the same periods in the prior year mainly due to the addition of Storycode personnel and higher expenses for the continued development of our Postano product platform. We are committed to our research and development efforts and expect research and development expenses to increase in future periods as we continue to enhance our Postano platform, investigate further applications and delivery options for our products, and as we build new technology platforms for our RAD product line. Such efforts may not result in additional new products, and new products may not generate sufficient revenue, if any, to offset the research and development expense.

GENERAL AND ADMINISTRATIVE. General and administrative expense consists primarily of costs associated with our finance, human resources, legal, accounting, and other administrative functions. These costs consist principally of salaries and other personnel-related expenses, professional fees, depreciation, and overhead costs. General and administrative expense for the three month period ended December 31, 2013 decreased approximately $0.2 million or 16% when compared to the same period in the prior year due to lower professional fee as the prior year included expenses related to the acquisition of Storycode. General and administrative expense for the nine month period ended December 31, 2013 increased approximately $0.5 million or 17% when compared to the same period in the prior year mainly due to higher professional costs relating to the acquisition of Storycode during the quarter ended June 30, 2013 and higher personnel costs.

OTHER INCOME (EXPENSE)-NET: Other expense-net consists primarily of interest income and interest expense, and gains and losses on foreign currency transactions. Other expense-net changed from a net income of $13,000 to a net expense of $24,000 for the three months ended December 31, 2013 and increased by $29,000 for the nine months ended December 31, 2013. This increase is due to fluctuations in the Euro exchange rate relating to intercompany balances. Due to the uncertainty in exchange rates, we may experience transaction gains or losses in future periods, the effect of which cannot be predicted at this time.

PROVISION FOR INCOME TAXES. During the quarter ended December 31, 2013, we sold our MDMS Business and, as a result, the results of operations of the MDMS Business, as well as the gain on the sale, have been presented as discontinued operations in our condensed consolidated statements of comprehensive income (loss) in all periods presented.  Our total effective tax rate was a provision of 19.8% and 29.9% for the three and nine month periods ended December 31, 2013, respectively, and a provision of 3.8% and 2.9% for the three and nine month periods ended December 31, 2012, respectively. The overall provision for the three and nine months ended December 31, 2013 reflects the income tax on net earnings from foreign subsidiaries as well as alternative minimum taxes. The overall provision for income taxes for the three and nine month periods ended December 31, 2012, reflected income tax on net earnings from foreign subsidiaries. Our effective tax rate from continuing operations was a benefit of 68.3% and 35.8% for the three and nine month periods ended December 31, 2013, respectively, and a benefit of 25.3% and 27.0% for the three and nine months ended December 31, 2012, respectively. The tax benefit from continuing operations in all periods is the result of the income from discontinued operations in each period. Our effective tax rate from discontinued operations was a provision of 31.4% and 33.3% for the three and nine months ended December 31, 2013, and  a provision of 38.7% and 38.6% for the three and nine months ended December 31, 2012, respectively. The income tax on discontinued operations in each period is attributable to income from discontinued operations as well as the gain on the sale of the discontinued operations. Due to uncertainties surrounding the timing of realizing the benefits of the net operating loss carryforwards in the future, we continue to carry a full valuation allowance against net deferred tax assets for our subsidiaries in the United States and United Kingdom.

Liquidity and Capital Resources

As of December 31, 2013, we had $21.7 million in cash, of which approximately $0.8 million was held by our foreign subsidiaries and, if repatriated, would not be subject to material tax consequences. On November 15, 2013, we sold our MDMS Business assets to Rocket for a total purchase price of approximately $22 million, subject to a $2.2 million escrow for 12 months to serve as security for our general indemnification obligations. The cash balance at December 31, 2013 does not include the $2.2 million amount held in escrow. In connection with the closing of the sale of our MDMS Business, we made cash payments in the aggregate amount of approximately $1.3 million for transaction related expenses. In connection with the closing of the Storycode acquisition on January 17, 2013, we made cash payments in the aggregate amount of approximately $0.5 million, and we subsequently incurred additional expenses associated with integration costs and other transaction-related expenses of approximately $0.5 million, which was fully paid as of September 30, 2013. We believe that our existing cash balances and cash flow from sales will be sufficient to meet our operating and capital expenditure requirements for the remainder of the fiscal year ending March 31, 2014 and through the foreseeable future. The MDMS Business represented a significant portion of our historical revenues and there can be no assurances that we will be able to replace those revenues with revenues from our retained or newly developed products quickly, or at all. For the three and nine months ended December 31, 2013 our MDMS Business represented 44% and 57% of total net revenue, respectively. For the three and nine months ended December 31, 2012, our MDMS Business represented 72% and 72% of total net revenue, respectively. Given the completion of the sale of the MDMS Business, our expenses will also be reduced significantly due to the associated reduction in support and engineering personnel for the MDMS Business.

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

We had no material commitments for capital expenditures as of December 31, 2013.

Net cash used in operating activities was $4.6 million and $0.9 million for the nine month periods ended December 31, 2013 and 2012, respectively. The increase in net cash used in operating activities for the nine month period ended December 31, 2013 as compared to the same period in the prior year, was primarily due to higher professional services expenses relating to the sale of our MDMS Business, higher operating and personnel expenses as a result of the Storycode acquisition, and higher personnel costs for Postano due to additional hires. Net cash provided from investing activities was $19.7 million for the nine month period ended December 31, 2013 was mainly due to the proceeds of $19.8 million from the sale of our MDMS Business, which does not include the $2.2 million deposited in escrow, partially offset by purchases of furniture and equipment. Net cash used in investing activities for the nine month period ended December 31, 2012 of $0.1 million was for the pre-acquisition bridge loan to Storycode and for purchases of furniture and equipment. Net cash provided by financing activities was $67,000 and $47,000 for the nine month periods ended December 31, 2013 and 2012, respectively, as a result of proceeds derived from the exercise of stock options and related issuance of common stock.

There was no outstanding line of credit during the three and nine month periods ended December 31, 2013 or 2012.

Off-Balance Sheet Arrangements

We did not have any off-balance sheet liabilities or transactions as of December 31, 2013.

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

However, EBITDA and Adjusted EBITDA are used by management to evaluate, assess and benchmark our operational results and we believe that EBITDA and Adjusted EBITDA are relevant and useful information widely used by analysts, investors and other interested parties in our industry. Accordingly, we are disclosing this information to permit a more comprehensive analysis of our operating performance, to provide an additional measure of performance and liquidity, and to provide additional information with respect to our ability to meet future debt service and capital expenditure and working capital requirements.

EBITDA and Adjusted EBITDA presented below include results from both continuing and discontinued operations. EBITDA is defined as net income (loss) with adjustments for depreciation and amortization, interest income (expense)-net, income tax provision (benefit), and gain on sale of discontinued operations. Adjusted EBITDA used by our company is defined as EBITDA plus adjustments for other income (expense)-net, and non-cash stock-based compensation expense.

Our Adjusted EBITDA was negative $1.5 million or negative 105% of total net revenue for the three month period ended December 31, 2013, and negative $2.9 million or negative 68% of total net revenue for the nine month period ended December 31, 2013.  Our Adjusted EBITDA was negative $0.4 million or negative 45% of total net revenue for the three month period ended December 31, 2012, and negative $0.8 million or negative 29% of total net revenue for the nine month period ended December 31, 2012. The decrease in Adjusted EBITDA for the three and nine month periods ended December 31, 2013 was a result of higher operating and personnel expenses as a result of our acquisition of Storycode completed on January 17, 2013. The following table reconciles Adjusted EBITDA to the GAAP reported net loss:

RECONCILIATION OF ADJUSTED EBITDA TO NET INCOME (LOSS)

(In thousands)

	For the Three Months Ended December 31,		For the Nine Months Ended December 31,
	2013	2012	2013	2012

Reported net income (loss)	$6,397	$(682)	$3,981	$(1,687)
Depreciation and amortization	48	31	143	97
Stock-based compensation	367	244	1,129	744
Interest expense-net	1	1	3	5
Other (income) expense-net	23	(19)	44	8
Income tax provision	1,579	25	1,697	47
Gain on sale of discontinued operations	(9,926)	—	(9,926)	—
Adjusted EBITDA	$(1,511)	$(400)	$(2,929)	$(786)

Our Adjusted EBITDA financial information can also be reconciled to net cash used in operating activities as follows:

RECONCILIATION OF ADJUSTED EBITDA TO NET CASH USED IN OPERATING ACTIVITIES

(In thousands)

	For the Nine Months Ended December 31,
	2013	2012

Net cash used in operating activities	$(4,592)	$(894)
Interest expense-net	3	5
Other expense-net	44	8
Income tax provision	1,697	47
Change in trade accounts receivable	968	(10)
Change in other current assets	(75)	17
Change in accounts payable	233	(53)
Change in accrued liabilities	(590)	(103)
Change in deferred revenue	(634)	203
Foreign currency exchange gain (loss)	111	(13)
Recovery from (provision for) bad debt	(94)	7
Adjusted EBITDA	$(2,929)	$(786)

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

PART II. OTHER INFORMATION

ITEM 1A.               RISK FACTORS

We operate in a rapidly changing environment that involves numerous risks and uncertainties. A description of the risks and uncertainties associated with our business is set forth below. You should carefully consider such risks and uncertainties, together with the other information contained in this Quarterly Report on Form 10-Q for the fiscal quarter ended December 31, 2013 and in our other public filings, including our Annual Report on Form 10-K for the fiscal year ended March 31, 2013. If any of such risks and uncertainties actually occurs, our business, financial condition or operating results could differ materially from the plans, projections, and other forward-looking statements included in the section titled “Management’s Discussion and Analysis of Financial Condition and Results of Operations” and elsewhere in this report and in our other public filings. In addition, if any of the following risks and uncertainties, or if any other risks and uncertainties, actually occurs, our business, financial condition or operating results could be harmed substantially, potentially causing the market price of our stock to decline, perhaps significantly. The following section lists some, but not all, of these risks and uncertainties that may have a material adverse effect on our business, financial condition or results of operation.

IF WE DO NOT DEVELOP NEW PRODUCTS, ENHANCE EXISTING PRODUCTS TO KEEP PACE WITH RAPIDLY CHANGING TECHNOLOGY AND INDUSTRY STANDARDS, AND SUCCESSFULLY INTEGRATE ACQUIRED PRODUCTS AND TECHNOLOGIES, OUR REVENUE MAY DECLINE.

We have devoted significant resources to the research and development, as well as acquisitions, of products and technologies. We believe that our future success will depend in large part on strong research and development efforts with respect to both our existing and new products, as well as the integration of newer technologies. We have made extensive efforts to leverage our core intellectual property to create new product lines, including our yolink search technology and our Postano social media visualization platform, which we have enhanced by incorporating Storycode’s expertise in mobile application development, user experience, and design to create, what we believe, will be a new kind of social platform with mobile distribution capabilities. In furtherance of that strategy, in November 2013, we completed the sale of our MDMS Business to Rocket, to enable us to continue to invest additional resources into our other products, such as Postano and RAD products.

While we intend for these efforts to improve our future operating results and increase cash flow, such new products may not be successful or generate significant revenue.  The MDMS Business represented a significant portion of our historical revenues and there can be no assurances that we will be able to replace those revenues with revenues from our retained or newly developed products quickly, or at all.  The development of new or enhanced software products is a complex and uncertain process requiring high levels of innovation, as well as accurate anticipation of customer and technical trends. In developing new products and services, we may fail to develop and market products that respond to technological changes or evolving industry standards in a timely or cost-effective manner or experience difficulties that could delay or prevent the successful development, introduction and marketing of these new products. The development and introduction of new or enhanced products also requires us to manage the transition from older products in order to minimize disruptions in customer ordering patterns and to ensure that adequate supplies of new products can be delivered to meet customer demand. Failure to develop and introduce new products or enhancements to existing products, in a timely and cost-effective manner in response to changing market conditions or customer requirements or lack of customer acceptance of our products, will materially and adversely affect our business, results of operations and financial condition. There can be no assurance that we will successfully integrate acquired products and technologies, identify new product opportunities, develop and bring new products to market in a timely manner or achieve market acceptance of our products or that products and technologies developed by others will not render our products or technologies obsolete or noncompetitive. In addition, if we do not timely optimize complementary product lines and services or if we fail to adequately support or enhance acquired product lines or services, our business may be adversely affected.

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

BECAUSE OUR RAD AND SOCIAL AND MOBILE PRODUCTS COMPETE WITH PRODUCTS FROM MUCH LARGER AND WELL KNOWN COMPANIES, OUR REVENUE MAY DECLINE IF WE CANNOT MAINTAIN OUR SALES TO EXISTING CUSTOMERS OR GENERATE SALES TO NEW CUSTOMERS.

We face very strong competition from much larger and better known companies in the markets for our RAD and Social and Mobile products. As a result, existing customers and new customers may be inclined to adopt other technologies. To maintain or grow our revenue in these markets, we will need to maintain or grow our sales to existing customers and to generate sales to new customers, including corporate development teams, commercial application developers, system integrators, independent software vendors, and independent consultants. If we fail to attract new customers, if we lose our customers to competitors, or if the RAD and Social and Mobile markets decline, our revenue may be adversely affected.

ACQUISITIONS PRESENT MANY RISKS, AND WE MAY NOT REALIZE THE FINANCIAL AND STRATEGIC GOALS AND SYNERGIES THAT WERE CONTEMPLATED OR ANTICIPATED AT THE TIME OF AN ACQUISITION.

One of the elements of our business strategy involves expansion through the acquisition of businesses, assets, products or technologies that allow us to complement our existing product offerings, expand our market coverage or enhance our technological capabilities. Risks we may face in connection with any such acquisitions include the following:

• Our ongoing business may be disrupted and our management’s attention may be diverted by acquisition, transition or integration activities;

• An acquisition may not further our business strategy as we expected, we may not integrate an acquired company or technology as successfully as we anticipated or we may overpay for or otherwise not realize the expected return on, our investments;

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

• We may incur higher than anticipated costs in continuing support and development of acquired products, and in administrative functions that support new business models or in compliance with associated regulations that are more complicated than we had anticipated;

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

Mergers, acquisitions, and dispositions of high-technology companies are inherently risky and subject to many factors outside of our control. No assurance can be given that our previous or future acquisitions or dispositions will be successful and will not materially adversely affect our business, results of operations, financial condition or cash flows. In connection with the sale of our MDMS Business to Rocket, we have agreed to indemnify Rocket under certain circumstances. As security for certain of such indemnification obligations, approximately $2.2 million of the total purchase price is being held by a third party escrow agent for 12 months.

Should Rocket bring an indemnification claim against us, we may not be able to recover any of the funds currently held in escrow and may have additional indemnification obligations in some circumstances. In addition, failure to manage and successfully integrate acquisitions could materially harm our business and operating results. Even when an acquired company has already developed and marketed products, there can be no assurance that product enhancements will be made in a timely fashion or that pre-acquisition due diligence will have identified all possible issues that might arise with respect to such products. In addition, accounting for acquisitions may result in charges during a particular quarter, causing variability in our quarterly earnings. Our effective tax rate for future periods is uncertain and could be impacted by mergers and acquisitions.

ADVERSE ECONOMIC CONDITIONS COULD CONTINUE TO HARM OUR BUSINESS.

Our operations and performance depend significantly on global economic conditions. Instability in the global credit markets, including European economic and financial turmoil related to sovereign debt issues in certain countries, may continue to put pressure on global economic conditions. If economic conditions remain uncertain in key markets, including without limitation the United States and Western Europe where we derive a majority of our revenue, we will continue to experience adverse impacts on our business, operating results, and financial condition. Unfavorable changes in economic conditions, including recession, rising inflation, diminished credit availability, declining valuation of investments or other changes in economic conditions have resulted in lower information technology spending and have adversely affected our revenue. For example, current or potential customers may have been unable to fund software purchases, potentially causing them to delay, decrease or cancel purchases of our products and services or to not pay us or to delay paying us for previously purchased products and services. Further, since we generally license our RAD software on a per-CPU, per-server, per-port or per-user basis, any decrease in CPUs, servers, ports or users by our customers would result in a decrease in our revenue. These and other economic factors could continue to have a material adverse effect on demand for our products and services and on our financial results.

WE HAVE A HISTORY OF LOSSES AND WILL CONTINUE TO INCUR SIGNIFICANT LOSSES IN THE FUTURE.

Although we incurred net income of approximately $6.4 million and $4.0 million for the three and nine month periods ended December 31, 2013, respectively, this was mainly due to the gain on sale of our MDMS Business on November 15, 2013 and the resulting tax benefit on continuing operations. We had an accumulated deficit of approximately $107.8 million as of December 31, 2013. We expect that we will continue to incur significant losses in the future for a number of reasons, including uncertainty as to: (i) the level of our future revenues; (ii) our efforts to monetize newer technologies we have developed, including Postano, Storycode, and yolink; and (iii) our efforts to integrate acquired products and technologies. We plan to continue to pursue strategic opportunities, including investment in new product development, and evaluation of strategic acquisitions and dispositions of assets and technologies, such as the recently completed sale of our MDMS Business. There can be no assurances that we will be able to replace the MDMS revenues with revenues from our retained or newly developed products quickly, or at all.  Forecasting our revenues and profitability for our new business models is inherently uncertain and volatile. We will need to generate significant increases in our revenues to achieve and maintain profitability, particularly given the current small size of our business relative to the costs associated with being a public reporting company. If our revenue fails to grow or grows more slowly than we currently anticipate or our operating expenses exceed our expectations, our losses would significantly increase which could harm our business and operating results.

OUR PRODUCTS HAVE A LONG SALES CYCLE WHICH COULD RESULT IN DELAYS IN THE RECOGNITION OF REVENUE.

The sales cycle for our RAD products typically ranges from three to nine months or longer. Our products are typically used by application developers, system integrators and value added resellers to develop applications that are critical to their end user’s business. Because our products are often part of an end user’s larger business process, re-engineering initiative, or implementation of client/server or web-based computing, the end users frequently view the purchase of our products as part of a long-term strategic decision regarding the management of their workforce-related operations and expenditures. Thus, this sometimes results in end users taking a significant period of time to assess alternative solutions by competitors or to defer a purchase decision as a result of an unrelated strategic issue beyond our control. The adoption cycle for our yolink search technology and Postano social media visualization platform is anticipated to be long since the search and social media markets currently have much larger direct competitors such as Google, Yahoo, Microsoft, AOL, Ask, and Facebook and Twitter, respectively. As a result, a significant period of time may elapse between our research and development efforts and recognition of revenue, if any.

THE CONCENTRATION OF OUR STOCK OWNERSHIP GIVES CERTAIN STOCKHOLDERS SIGNIFICANT CONTROL OVER OUR BUSINESS.

As of December 31, 2013, Astoria Capital Partners, L.P. (“Astoria”) beneficially owned approximately 49.5% of our outstanding common stock. Richard W. Koe, Chairman of the Board of Directors and our President and Chief Executive Officer, serves as the Managing General Partner for Astoria Capital Management, Inc., a general partner of Astoria. This concentration of stock ownership allows Astoria, acting alone, to potentially block or delay any actions that require approval of our stockholders, including the election of members to our Board of Directors and the approval of significant corporate transactions. Moreover, this concentration of ownership may delay or prevent a change in control. While Astoria recently announced that it intends to wind down and is working on identifying strategic block purchasers for its holdings of our common stock, the timing and the outcome of this process is currently uncertain.

WE MAY EXPERIENCE QUARTERLY FLUCTUATIONS IN OPERATING RESULTS, POSSIBLY RESULTING IN VOLATILITY OF OUR STOCK PRICE.

We expect to continue to spend substantial amounts of money in the area of research and development, sales and marketing, and operations in order to integrate acquired products and technology and to promote new product development and introduction. Because the expenses associated with these activities are relatively fixed in the short-term, we may be unable to timely adjust spending to offset any unexpected shortfall in revenue growth or any decrease in revenue levels. The MDMS Business represented a significant portion of our historical revenues and there can be no assurances that we will be able to replace those revenues with revenues from our retained or newly developed products quickly, or at all.  Operating results may also fluctuate due to factors such as:

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

THE SUCCESS OF OUR BUSINESS DEPENDS IN PART UPON OUR ABILITY TO RECRUIT AND RETAIN KEY PERSONNEL AND MANAGEMENT.

Mr. Koe was appointed Interim President and Chief Executive Officer in February 2009, and in connection with the acquisition of Storycode in January 2013, Mr. Koe’s title was modified to eliminate the “interim” references, and he continues to serve as our President and Chief Executive Officer. The loss of one or more of our executives could adversely affect our business. In addition, we have in the past restructured or made other adjustments to our workforce in response to management changes, product changes, performance issues, acquisitions, and other internal and external considerations. Workforce restructurings could result in a temporary lack of focus and reduced productivity, negatively affecting our revenues.

We believe that our future success will depend to a significant extent on our ability to recruit, hire, and retain highly skilled management and employees with experience in engineering, product management, business development, sales, marketing, and customer service.  For example, in June 2013, we appointed Justin Garrity, who joined us as part of the acquisition of Storycode, as our Senior Vice President, Product and Marketing.  Mr. Garrity was promoted to the position of Senior Vice President, Postano in January 2014. Competition for such personnel in the software industry can be intense, and there can be no assurance that we will be successful in attracting and retaining such personnel. If we are unable to do so, we may experience inadequate levels of staffing to develop and license our products and perform services for our customers, adversely affecting our business.

THE INABILITY TO PROTECT OUR INTELLECTUAL PROPERTY COULD HARM OUR ABILITY TO COMPETE.

Our ability to compete successfully will depend, in part, on our ability to protect our proprietary technology and operations without infringing upon the rights of others. We may fail to do so. We rely primarily on a combination of patent, trade secret, copyright and trademark laws, and contractual provisions to protect our intellectual property and proprietary rights. Our trademarks include TigerLogic, Postano, yolink, Omnis, Omnis Studio, mvDesigner, and Storycode, among others. We have eleven issued U.S. patents and six pending U.S. patent applications as of December 31, 2013. Although we have been issued various patents and other patent applications are currently pending, there can be no assurance that any of these patents or other proprietary rights will not be challenged, invalidated or circumvented or that our rights will, in fact, provide competitive advantages to us. In addition, there can be no assurance that patents will be issued from pending applications or that claims allowed on any patents will be sufficiently broad to protect our technology. Further, the laws of some foreign countries may not protect our proprietary rights to the same extent as do the laws of the United States. The outcome of any actions taken in these foreign countries may be different than if such actions were determined under the laws of the United States. Although we are not dependent on any individual patents or group of patents for particular segments of the business for which we compete, if we are unable to protect our proprietary rights to the totality of the features (including aspects of products protected other than by patent rights) in a market, we may find ourselves at a competitive disadvantage to others who need not incur the substantial expense, time, and effort required to create innovative products. In addition to trademark and copyright protections, we generally license our products to end users on a “right to use” basis pursuant to license agreements that restrict use of products to a specified number of users or a specified usage.

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

There has been a substantial amount of litigation in the software and online services industry regarding intellectual property rights and there is significant uncertainty in our industry as many of the legal principles associated with software and online services continue to evolve rapidly. Third parties may claim that our current or potential future products or services, including our acquired products and technologies, infringe upon their intellectual property rights, and we may be periodically involved in any number of ordinary course of business proceedings of this type. We expect that software product developers and providers of software applications, and online services will increasingly be subject to infringement claims as the number of products, services, and competitors in our industry segment grow and the functionality of products and services in different industry segments overlap. Because of the existence of a large number of patents in the software field, the secrecy of some pending patents, and the rapid rate of issuance of new patents, it is not economically practical or even possible to determine in advance whether a product or any of its components infringes or will infringe on the patent rights of others. The asserted claims and/or initiated litigation can include claims against us or our suppliers or customers, alleging infringement of their proprietary rights with respect to our existing or future products or components of those products. Regardless of the merit of these claims, they can be time-consuming, result in costly litigation and diversion of technical and management personnel or require us to develop a non-infringing technology or enter into royalty or licensing agreements. Where claims are made by customers, resistance even to unmeritorious claims could damage customer relationships. There can be no assurance that licenses will be available on acceptable terms and conditions, if at all or that our indemnification by our suppliers will be adequate to cover our costs if a claim were brought directly against us or our customers. Furthermore, because of the potential for high court awards that are not necessarily predictable, it is not unusual to find even arguably unmeritorious claims settled for significant amounts. If any infringement or other intellectual property claim made against us by any third party is successful, if we are required to indemnify a customer with respect to a claim against the customer or if we fail to develop non-infringing technology or license the proprietary rights on commercially reasonable terms and conditions, our business, operating results, and financial condition could be materially and adversely affected.

OUR PRODUCTS MAY CONTAIN SOFTWARE DEFECTS POTENTIALLY HARMING OUR BUSINESS.

Our enterprise applications development software, search technology, social media, and mobile application and digital publication products may contain undetected errors or failures. This includes our higher risk yolink and Postano products because they are in the early stages of the product life cycle, and especially our recently acquired Storycode business. This may result in loss of or delay in, customer acceptance of our products and could harm our reputation and our business. Undetected errors or failures in computer software programs are not uncommon.

The detection and correction of any security flaws can be time consuming and costly. Errors in our software products could affect the ability of our products to work with other hardware or software products, could delay the development or release of new products or new versions of products and could adversely affect market acceptance of our products, including products integrated with our acquired technologies. If we experience errors or delays in releasing new products or new versions of products, we could lose revenues. End users who rely on our products and services for applications that are critical to their businesses may have a greater sensitivity to product errors and security vulnerabilities than customers for software products generally. Software product errors and security flaws in our products or services could expose us to product liability, performance or warranty claims, as well as harm our reputation, which could impact our future sales of products and services.

IF ASTORIA OR OTHER SECURITIES HOLDERS REQUEST REGISTRATION OF THEIR RESTRICTED SECURITIES OR THESE SECURITIES HOLDERS SELL A SUBSTANTIAL AMOUNT OF RESTRICTED SECURITIES IN THE OPEN MARKET, OUR STOCK PRICE MAY DECLINE.

As of December 31, 2013, we had 30,086,036 outstanding shares of common stock, of which approximately 16.7 million shares were restricted securities held by Astoria and other holders. Restricted securities may be sold in the public market only if they are registered or if they qualify for an exemption from registration promulgated under the Securities Act. At present, all of our outstanding restricted securities may be registered or are eligible for public sale under Rule 144, subject to volume limitations and other requirements of Rule 144.

Sales of a substantial number of shares of common stock by Astoria or other securities holders in the public market or the perception that those sales may occur, could cause the market price of our common stock to decline. In addition, if we register shares of our common stock in connection with a public offering of securities, we may be required to include shares of restricted securities in the registration, including shares we issued in connection with the Storycode acquisition, possibly adversely affecting our ability to raise capital.

OUR GLOBAL OPERATIONS EXPOSE US TO ADDITIONAL RISKS AND CHALLENGES ASSOCIATED WITH CONDUCTING BUSINESS INTERNATIONALLY.

We operate on a global basis with offices or distributors in Europe, Africa, Asia, Latin America, South America, Australia, and North America and development efforts in North America and Europe. Approximately 48% of our revenue for the nine month period ended December 31, 2013 was generated from our international offices. We face several risks inherent in conducting business internationally, including but not limited to the following:

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

•                  seasonal business activities in certain parts of the world; and

•                  trade policies.

In addition, compliance with international and U.S. laws and regulations that apply to our international operations increases our cost of doing business in foreign jurisdictions. These laws and regulations include data privacy requirements, labor relations laws, tax laws, anti-competition regulations, import and trade restrictions, export requirements, U.S. laws such as the Foreign Corrupt Practices Act, and also local laws prohibiting corrupt payments to governmental officials. Violations of these laws and regulations could result in fines, criminal sanctions against us, our officers or our employees, and prohibitions on the conduct of our business. Any such violations could include prohibitions on our ability to offer our products and services in one or more countries, could delay or prevent potential acquisitions, and could also materially damage our reputation, our brand, our international expansion efforts, our ability to attract and retain employees, our business, and our operating results. Our success depends, in part, on our ability to anticipate these risks and manage these difficulties. These factors or any combination of these factors may adversely affect our revenue or our overall financial performance.

CHANGES IN OUR PROVISION FOR INCOME TAXES OR ADVERSE OUTCOMES RESULTING FROM EXAMINATION OF OUR INCOME TAX RETURNS COULD ADVERSELY AFFECT OUR OPERATING RESULTS

Our provision for income taxes is subject to volatility and could be adversely affected by earnings being lower than anticipated in countries that have lower tax rates and higher than anticipated in countries that have higher tax rates; by changes in the valuation of our deferred tax assets and liabilities; by expiration of or lapses in the R&D tax credit laws; by transfer pricing adjustments, including our intercompany cost sharing arrangements and legal structure; by tax effects of nondeductible compensation; by tax costs related to intercompany realignments; by changes in accounting principles; or by changes in tax laws and regulations, including possible U.S. changes to the taxation of earnings of our foreign subsidiaries, the deductibility of expenses attributable to foreign income or the foreign tax credit rules. Significant judgment is required to determine the recognition and measurement attribute prescribed in the accounting guidance for uncertainty in income taxes. The accounting guidance for uncertainty in income taxes applies to all income tax positions, including the potential recovery of previously paid taxes, which if settled unfavorably could adversely impact our provision for income taxes or additional paid-in capital. In addition, we have and may become subject to the examination of our income tax returns by the Internal Revenue Service and other tax authorities. We regularly assess the likelihood of adverse outcomes resulting from these examinations to determine the adequacy of our provision for income taxes. There can be no assurance that the outcomes from these examinations will not have an adverse effect on our operating results and financial condition.

THE FAILURE OF OUR PRODUCTS TO CONTINUE TO CONFORM TO INDUSTRY STANDARDS MAY HARM OUR OPERATING RESULTS.

A key factor in our future success will continue to be the ability of our products to operate and perform well with existing and future, industry-standard enterprise software applications intended to be used in connection with our RAD and Social and Mobile products. Inter-operability may require third party licenses, which may not be available to us on favorable terms or at all. Failure to meet existing or future inter-operability and performance requirements of industry standard applications in a timely manner could adversely affect our business. Uncertainties relating to the timing and nature of new product announcements or introductions or modifications of third party software applications could delay our product development, increase our product development expense or cause customers to delay evaluation, purchase, and deployment of our products.

INEFFECTIVE INTERNAL CONTROLS COULD IMPACT OUR BUSINESS AND OPERATING RESULTS.

Our internal control over financial reporting may not prevent or detect misstatements because of its inherent limitations, including the possibility of human error, the circumvention or overriding of controls or fraud. Even effective internal controls can provide only reasonable assurance with respect to the preparation and fair presentation of financial statements. As a smaller reporting company under the SEC rules and regulations, we are currently not subject to the requirements of independent auditor attestation of management’s assessment of our internal controls over financial reporting set forth in Section 404(b) of the Sarbanes Oxley Act of 2002 because the Dodd Frank Wall Street Reform and Consumer Protection Act signed into law on July 21, 2010 permanently exempted companies that are not “accelerated filers” or “large accelerated filers” under the SEC rules from Section 404(b) requirements. If, in the future, we no longer qualify as a smaller reporting company and become an accelerated filer or a large accelerated filer (which may occur if the trading price of our stock, and therefore, our public float, increase significantly, as calculated on an annual basis), we will become subject to the requirements of Section 404(b) in such fiscal years. If such audit identifies any material weaknesses in our internal control over financial reporting, we may be required to provide appropriate disclosures and implement costly and time consuming remedial measures. If we fail to maintain the adequacy of our internal controls, including any failure to implement required new or improved controls or if we experience difficulties in implementation, our business and operating results could be harmed and we could fail to meet our financial reporting obligations.

BUSINESS DISRUPTIONS COULD HURT OUR ABILITY TO EFFECTIVELY PROVIDE OUR PRODUCTS AND SERVICES, DAMAGING OUR REPUTATION AND HARMING OUR OPERATING RESULTS.

The availability of our products and services depends on the continuing operation of our information technology systems. Our business operations are vulnerable to damage or interruption from earthquakes, terrorist attacks, floods, fires, power loss, telecommunication failures, computer viruses, computer denial of service attacks or other attempts to harm our systems. A significant portion of our research and development activities and certain other critical business operations are located in areas with a high risk of major earthquakes. Although we maintain crisis management and disaster response plans, such events could make it difficult or impossible for us to deliver our services to our customers, and could decrease demand for our services, which could damage our reputation and harm our operating results.

ITEM 6.                EXHIBITS

Exhibit:	Description

2.1

Asset Purchase Agreement, dated October 16, 2013, by and between the Company and Rocket Software, Inc. (included as Exhibit 2.1 to the Company’s Form 8-K filed with the Securities and Exchange Commission on October 18, 2013 and incorporated herein by reference).

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

Date:	February 14, 2014	TIGERLOGIC CORPORATION

/s/ Thomas Lim
Thomas Lim Chief Financial Officer and Duly Authorized Officer

EXHIBIT INDEX

Exhibit:	Description

2.1

Asset Purchase Agreement, dated October 16, 2013, by and between the Company and Rocket Software, Inc. (included as Exhibit 2.1 to the Company’s Form 8-K filed with the Securities and Exchange Commission on October 18, 2013 and incorporated herein by reference).

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