Form 10-K
period 2014-03-31
TigerLogic CORP
filed 2014-06-27
CIK 820738

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

(Mark one)

☒       ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended March 31, 2014

or

☐          TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from              to

Commission File Number 000-16449

TIGERLOGIC CORPORATION

(Exact Name of Registrant as Specified in Its Charter)

Delaware	94-3046892
(State of Incorporation)	(I.R.S. Employer ID. No.)

2855 Michelle Drive Suite 190, Irvine, California	92606
(Address of Principal Executive Offices)	(Zip Code)

(949) 442-4400

(Registrant’s Telephone Number, Including Area Code)

Securities registered pursuant to Section 12(b) of the Exchange Act:

Title of Each Class	Name of Each Exchange on Which Registered
Common Stock, $0.10 par value per share	The Nasdaq Stock Market LLC (The Nasdaq Capital Market)

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
(Do not check if a smaller reporting company)

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).  YES ☐  NO ☒

The aggregate market value of the voting and non-voting common equity held by non-affiliates of the Registrant was $25,581,666 on September 30, 2013 based on the closing sale price of such stock as reported on The Nasdaq Capital Market on that date.

As of May 31, 2014, the registrant had 30,131,876 shares of its common stock outstanding.

DOCUMENTS INCORPORATED BY REFERENCE

None.

TIGERLOGIC CORPORATION

FISCAL YEAR 2014 FORM 10-K ANNUAL REPORT

PART I

IMPORTANT NOTE ABOUT FORWARD-LOOKING STATEMENTS. This Annual Report on Form 10-K contains forward-looking statements within the meaning of Section 27A of the Securities Act of 1933, as amended (the “Securities Act”), and Section 21E of the Securities Exchange Act of 1934, as amended (the “Exchange Act”). These statements may generally be identified by the use of such words as “expect,” “anticipate,” “believe,” “intend,” “plan,” “will,” or “shall,” or the negative of those terms. We have based these forward-looking statements on our current expectations and projections about future events. Forward-looking statements involve certain risks and uncertainties and actual results may differ materially from those discussed in any such statement. Factors that could cause actual results to differ materially from such forward-looking statements include the risks described under the heading “Risk Factors” in Part I, Item 1A of this Annual Report on Form 10-K and elsewhere in this Annual Report on Form 10-K. The forward-looking statements contained in this Annual Report on Form 10-K include, but are not limited to statements about the following: (1) our future success, (2) our research and development efforts, (3) our future operating results and cash flow, (4) our ability to compete, (5) the markets in which we operate, (6) our revenue, (7) cost of license revenue and cost of service revenue, (8) our selling and marketing costs, (9) our general and administrative costs, (10) our research and development expenses, (11) the effect of critical accounting policies, (12) the possibility that we may seek to take advantage of opportunities in the equity and capital markets, (13) our belief that our existing cash balances combined with our cash flow from operating activities will be sufficient to meet our operating and capital expenditure requirements for the fiscal year ending March 31, 2015 and through the foreseeable future, (14) our focus on the continued development and enhancement of new product lines, including social media content aggregation platform and applications, and identification of new and emerging technology areas and discussions with channel partners for the sale and distribution of new product lines, (15) the effect of recent changes in tax laws on our financial statements, (16) our ability to successfully integrate recent acquisitions, and (17) the possibility that we may seek to take advantage of strategic acquisition or disposition opportunities. All forward-looking statements in this document are made as of the date hereof, based on information available to us as of the date hereof, and we assume no obligation to update any forward-looking statement.

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

On November 15, 2013, we completed the sale of our assets dedicated to the multidimensional database management system (“MDMS”) and related connectivity products known as the MDMS family of products, including D3, mvBase, mvEnterprise and the Pick connectivity products (the “MDMS Business”), and the related underlying enterprise resource planning (“ERP”) platform required to support the MDMS Business, to Rocket Software, Inc. (“Rocket”) for a total sale price of approximately $22 million (the “Sale”), of which approximately $19.8 million was received at closing and approximately $2.2 million is being held by a third party escrow agent for 12 months to serve as security for our general indemnification obligations. As a result of this divestiture, the historical results of the MDMS Business has been reclassified and presented as discontinued operations for all periods presented.  Also, in connection with, and effective on, the closing of the Sale, we assigned to Rocket our Lease Agreement with The Irvine Company, dated November 9, 2004, as amended on December 7, 2009. The lease was for approximately 15,000 square feet of office space in Irvine, California and ran through October 2015.

The divestiture is a very important step forward towards our transformation to take advantage of what we believe to be great opportunities for our social and mobile products. We believe the sale of the MDMS Business will allow us to better focus our resources, and provide the capital to accelerate the development, marketing and sales of our Postano, Storycode and Omnis platforms.

As a result of the divestiture, we anticipate that our financial results will be impacted in the near term.  As the MDMS Business represented a significant portion of historical revenue, revenue will decline significantly in the near term until we are able to increase sales from our continuing or newly developed product lines. There can be no assurances that we will be able to fully replace the MDMS revenue with revenue from our retained or newly developed products quickly, or at all. In addition, the MDMS Business represented a significant portion of historical operating expenses, specifically cost of service revenue and research and development. As essentially all of the personnel supporting the MDMS Business were hired by Rocket, our cost of service revenue and research and development expenses will decrease significantly in the near term, expected to be offset by anticipated additional sales and marketing expenses for our retained products.

Products

Our principal continuing business consists of: 1) the design, development, sale, and support of rapid application development software; and 2) a social and mobile platform, which includes a social media content aggregation and visualization platform, Internet search enhancement tools, and the design and development of mobile applications and digital publications. Our products allow customers to create and enhance flexible software applications for their own needs. Our Omnis Rapid Application Development (“RAD”) software is a development platform that allows mobile centric developers the ability to build a software code once and quickly deploy an application cross-platform in any environment. Our Postano product is a real-time social media content aggregation, activation, and visualization platform. Our Internet search enhancement tools include the yolink browser plug-in, yolink API for web sites, and yolink search plug-in for WordPress sites. Our mobile solutions include the design and hosting of mobile applications and digital publishing solutions, such as interactive marketing collaterals, brochures, and retail applications.

As a result of completing the sale of the MDMS Business, and the related ERP platform to Rocket on November 15, 2013, our business no longer includes the design, development, sale, and support of MDMS software and related connectivity tools.

We primarily sell our RAD software products through established distribution channels consisting of original equipment manufacturers (“OEMs”), system integrators, specialized vertical application software developers and consulting organizations, as well as through our sales personnel. Our social media content aggregation platform and Internet search enhancement tools are generally sold through our sales personnel and web sites, as well as through co-marketing arrangements with third parties. Our mobile applications and digital publishing solutions are generally sold through our sales personnel. Outside the United States, we maintain direct sales offices in the United Kingdom, France, and Germany. We generally license our RAD software on a per-CPU, per-server, per-port or per-user basis. We generally license our hosted Postano platform on a time-based subscription basis. We license our yolink products at prices based on usage measured in a variety of ways. We generally sell our mobile application design and digital publishing services on a project fee basis, and charge monthly fees for hosting mobile applications. We also provide continuing software maintenance and support, and other professional services relating to our products, including set-up, consulting and training services.

In addition, one of the elements of our business strategy involves expansion through the acquisition of businesses, assets, products or technologies that allow us to complement our existing product offerings, expand our market coverage or enhance our technological capabilities, such as our acquisition of privately-held Storycode, Inc., a mobile applications development and publishing company on January 17, 2013. We continually evaluate and explore strategic opportunities as they arise, including business combination transactions, strategic partnerships, and the purchase or sale of assets, including tangible and intangible assets, such as our recently completed divestiture of the MDMS Business.

TigerLogic Postano

Postano is a real-time hosted social content aggregation, activation, and visualization platform, bringing together social media conversations and content streams from around the web to strengthen fan engagement. The Postano platform includes Postano Mobile, Postano Events, Postano Retail, Postano Social Hub, and the built-in Postano Monitoring dashboard capabilities. Postano aggregates social content across Twitter, Tumblr, Facebook, Instagram, Pinterest, and other social platforms. Within Postano, these content streams can be moderated, curated, analyzed, and then displayed in venues ranging from retail stores to stadiums, at events to increase brand awareness, on website social hubs to amplify engagement, and on hashtag campaign landing pages to create brand conversation and increase participation. Postano is designed primarily for commercial use, with pricing based on a number of factors, including the type of Postano displayed, the number of Postano displays, features, display customization and support levels desired.

In November 2013, we released version 2.0 of Postano, a significant update to provide marketers the ability to see fan activity across all major social networks and to easily curate and publish selected content into social hubs, event displays, in-store displays, command centers, and within mobile apps. Customers value Postano for its power to immediately source content from a wide variety of social networks and its ability to aggregate and curate that content for engaging fan experiences. Major feature updates to Postano 2.0 include a single dashboard to provide visibility across all social streams, rapid moderation workflow for efficient social curation, native mobile moderation apps for iPhone and Android, and advanced social visualizations built entirely with customizable HTML5 for content that can be displayed on every size screen from smartphones to the largest LED screen arrays.

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

Storycode

Our Storycode team provides creative, interactive, and dynamic mobile communication solutions for enterprises to engage customers and drive sales. Storycode is one of six Adobe Digital Publishing Suite Solutions partners in the United States and the only partner on the West Coast. As a mobile partner with expertise in developing cross-platform mobile applications, Storycode focuses on design and user experience. Storycode leverages interactivity, multimedia and native applications to create experiences that engage readers while providing complete, scalable services for the creation of digital publications. Storycode helps corporate customers publish their content by creating annual reports, sales collateral, and other materials specifically for use through mobile devices including tablets and smart phones. Storycode helps clients engage with their audience through push notification, updating content on the fly, producing different versions for different audiences, and with different levels of distribution and password protection.

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

Technical Support

Many of our products are used by our customers to build and deploy applications that may become a critical component of their business operations. As a result, continuing to provide customers with technical support services is an important element of our business strategy. Customers who participate in our Omnis support programs receive periodic maintenance and update releases on a when-and-if available basis, discounts on major upgrades on a when-and-if available basis, and direct technical support when required.

Sales and Distribution

In the United States, we sell our RAD products through established distribution channels consisting of OEMs, system integrators, specialized vertical application software developers and consulting organizations, as well as through our sales personnel. We sell our Postano, yolink, and Storycode products and services through our direct sales personnel and web sites, as well as through co-marketing arrangements with third parties. Outside the United States, we maintain direct sales offices in the United Kingdom, France and Germany. Approximately 49%, 61%, and 68% of our revenue from continuing operations came from sales through our offices located outside the United States for the fiscal years ended March 31, 2014, 2013 and 2012, respectively.

We sell our products in U.S. Dollars in North America, British Pounds Sterling in the United Kingdom and Euros in France and Germany. Because we recognize revenue and expense in these various currencies but report our financial results in U.S. Dollars, changes in exchange rates may cause variances in our period-to-period revenue and results of operations in future periods.

We generally license our RAD software on a per-CPU, per-server, per-port or per-user basis. Therefore, the addition of CPUs, servers, ports or users to existing systems increases our revenue from our installed base of RAD licensees. Similarly, a decrease in CPUs, servers, ports or users would result in a decrease in our revenue. We generally license our hosted Postano platform on a time-based subscription basis, and sell associated professional services including set-up, display customization, and moderation and curation services. We license our yolink products at prices based on usage measured in a variety of ways. We generally sell our mobile application design and digital publishing services on a project fee basis, and charge monthly fees for hosting mobile applications. In addition to software products and hosted services, we provide continuing software maintenance and support and, to a limited extent, other professional services to our customers, including consulting and training services to help plan, analyze, implement and maintain application software based on our products.

Customers

Our RAD customers may be classified into two general categories:

•                  Independent Software Vendors and Software Developers. The majority of our revenue is derived from independent software vendors, who typically develop their own vertical application software that they sell as a complete package to end user customers.

•                  Corporate Information Technology (“IT”) Departments.

Target customers for Postano are primarily innovative brands who are active in social media channels and who want a platform to aggregate social media conversations and content streams into engaging experiences for events, retail spaces, sports venues, websites, mobile apps, and executive dashboards. The target customers for our yolink products include companies, bloggers, and individual users who want to enhance their search capabilities. The target customer for our Storycode services are companies that are seeking to create specific digital experiences for the tablet and smart phones with Adobe’s Digital Publishing platform, including digital annual reports, catalogues, and sales collateral with push notification, automatic content updates, and the ability to produce different versions for different audiences. For each of the three fiscal years ended March 31, 2014, 2013 and 2012, no single customer accounted for more than 10% of our revenue.

Research and Development

We have devoted significant resources to the research and development of our products and technology. We believe that our future success will depend largely on strong development efforts with respect to both our existing and new products. These development efforts have resulted in updates and upgrades to existing RAD products and the launch of new products including Postano and yolink. New product updates and upgrades in our RAD and Postano product lines are currently in progress and we expect to continue our research and development efforts in these product lines for the foreseeable future. We intend for these efforts to improve our future operating results and increase cash flow. However, such efforts may not result in additional new products or revenue, and we can make no assurances that any announced products or future products will be successful. We spent approximately $4.4 million, $3.7 million, and $4.6 million on research and development in fiscal years 2014, 2013, and 2012, respectively.

Competition

The application development tools software market is rapidly changing and intensely competitive. Our RAD products currently encounter competition from several direct competitors, including Microsoft, and competing development environments, including JAVA. Our Postano social media visualization products compete with products developed by companies such as Facebook and Twitter, as well as a number of smaller companies in the emerging social media marketplace. Direct competitors of our yolink search technology include Google, Yahoo, Microsoft, AOL, and Ask, as well as a number of smaller companies with products that directly and indirectly compete with our yolink search technology. Direct competitors of our Storycode technology include companies such as Salesforce and Oracle and large marketing agencies. Most of our competitors have significantly more financial, technical, marketing, and other resources than we do. As a result, our competitors may be able to respond more quickly to new or emerging technologies, evolving markets, and changes in customer requirements, and may devote greater resources to the development, promotion, and sale of their products. We believe that our ability to compete in the various product markets depends on factors both within and outside our control, including the timing of release, performance, and price of new products developed by both us and our competitors.

We continue to focus on growth in new market opportunities, such as the mobile applications for our Postano platform, while also continuing to meet the needs of our loyal customer base by investing in the development of new upgrades and updates for our existing RAD products. While we have experienced lower license revenue for our RAD product lines in past periods and expect our overall revenue to be lower in the immediate future as a result of the sale of the MDMS Business, we believe that the proceeds from our sale of the MDMS Business, together with our prudent management of expenditures will continue to provide sufficient working capital balances to fund new product initiatives aimed at increasing stockholder value.

Intellectual Property and Other Proprietary Rights

We rely primarily on a combination of trade secret, patent, copyright and trademark laws and contractual provisions to protect our intellectual property and proprietary rights. Our trademarks include TigerLogic, Postano, yolink, Raining Data, Omnis, Omnis Studio, mvDesigner, and Storycode, among others. We have thirteen issued U.S. patents and four pending U.S. patent applications as of June 10, 2014.

We generally license our RAD products to end users on a “right to use” basis pursuant to license agreements that restrict use of products to a specified number of users or a specified usage. We generally rely on “click-wrap” licenses that become effective when a customer downloads and installs the software on its system or accesses and uses our software. In order to retain exclusive ownership rights to our software and technology, we generally provide our software in object code only, with contractual restrictions on copying, disclosure, and transferability.

We generally sell time-based subscriptions to access our hosted Postano platform on a “terms of service” basis. We generally rely on “click-through” licenses that become effective when the subscription begins and to a lesser extent, master services agreements. We protect our Postano technology by controlling access to the hosted platform; without such access, any links to the platform, such as those in our Postano Social Hub offering, would not function.

There can be no assurance that these protections will be adequate, that our license agreements will be enforceable in the United States or foreign jurisdictions, or that our competitors will not independently develop technologies that are substantially equivalent or superior to our technology.

Backlog

We generally download or ship our RAD software products and activate subscriptions to our Postano platform as orders are received, and have historically operated with little backlog. As a result, our license revenue in any given quarter is dependent upon orders received and product shipped during the quarter. Historically, there has been a short cycle between receipt of an order and shipment or activation. Consequently, we do not believe that our backlog as of any particular date is meaningful.

Employees

At March 31, 2014, we had 80 employees worldwide of which 54 were in the United States and 26 were in our international offices. Of the 80 employees, 72 are full-time and approximately 38% are in research and development, 11% in technical support, 33% in sales and marketing and 19% in general and administrative functions. None of our employees are represented by a labor union, and we consider our employee relations to be good. Competition for qualified personnel in our industry is intense. We believe that our future success will continue to depend, in part, on our continued ability to attract, hire and retain qualified personnel.

Executive Officers

The following sets forth certain information regarding our executive officers as of March 31, 2014:

Name	Age	Position(s)

Richard W. Koe	57	President and Chief Executive Officer
Thomas Lim	45	Chief Financial Officer, VP of Finance, and Secretary
Justin Garrity	41	Senior Vice President, Postano

Mr. Koe was appointed Interim President and Chief Executive Officer on February 26, 2009. In connection with the acquisition of Storycode in January 2013, Mr. Koe’s title was modified to eliminate the “interim” references, and he continues to serve as our President and Chief Executive Officer. Mr. Koe joined the Board of Directors in January 2003 and has served as Chairman since December 2004. Mr. Koe has served as Managing General Partner for Astoria Capital Partners, L.P.(“Astoria”) and Montavilla Partners, L.P., both of which are investment partnerships, and as President of Astoria Capital Management (“ACM”), a general partner of Astoria, since July 1991. Astoria holds a large percentage of our outstanding common stock. Mr. Koe is the sole member of the Stock Committee, a subcommittee of the Board. Mr. Koe holds a B.A. in History from the University of Oregon. Mr. Koe has significant executive leadership experience having served as President of ACM, and Managing General Partner for Astoria and Montavilla Partners, L.P., for over 20 years. This experience, combined with over 12 years relationship with us as a major shareholder, and over 10 years of service on our Board of Directors, including as Chairman, uniquely qualify Mr. Koe to serve as our President and Chief Executive Officer.

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

Mr. Garrity joined the Company through our acquisition of Storycode, Inc., a mobile application publishing studio, effective January 17, 2013, and was appointed as our Vice President, Product and Marketing.  Mr. Garrity was promoted as our Senior Vice President, Product and Marketing effective June 2013, and was recently appointed as our Senior Vice President, Postano, responsible for all Postano functions including product development, marketing, and sales.  Mr. Garrity has extensive experience in product design, experience design, branding, and marketing. Mr. Garrity served as Chief Creative Officer of Storycode from January 2012 to January 2013, and as Director of User Experience at Webtrends, a provider of digital marketing solutions, from July 2008 to January 2012.  Mr. Garrity holds a B.F.A. from Northern Arizona University.

ITEM 1A.                           Risk Factors

We operate in a rapidly changing environment that involves numerous risks and uncertainties. A description of the risks and uncertainties associated with our business is set forth below. You should carefully consider such risks and uncertainties, together with the other information contained in this Annual Report on Form 10-K for the fiscal year ended March 31, 2014 and in our other public filings. If any of such risks and uncertainties actually occurs, our business, financial condition or operating results could differ materially from the plans, projections and other forward-looking statements included in the section titled “Management’s Discussion and Analysis of Financial Condition and Results of Operations” and elsewhere in this report and in our other public filings. In addition, if any of the following risks and uncertainties, or if any other risks and uncertainties, actually occurs, our business, financial condition or operating results could be harmed substantially, potentially causing the market price of our stock to decline, perhaps significantly. The following section lists some, but not all, of these risks and uncertainties that may have a material adverse effect on our business, financial condition or results of operation.

IF WE DO NOT DEVELOP NEW PRODUCTS, ENHANCE EXISTING PRODUCTS TO KEEP PACE WITH RAPIDLY CHANGING TECHNOLOGY AND INDUSTRY STANDARDS, AND SUCCESSFULLY INTEGRATE ACQUIRED PRODUCTS AND TECHNOLOGIES, OUR REVENUE MAY DECLINE.

We have devoted significant resources to the research and development, as well as acquisitions, of products and technologies. We believe that our future success will depend in large part on strong research and development efforts with respect to both our existing and new products, as well as the integration of newer technologies. We have made extensive efforts to leverage our core intellectual property to create new product lines, including our yolink search technology and our Postano social media visualization platform, which we have enhanced by incorporating Storycode’s expertise in mobile application development, user experience, and design to create, what we believe, is a new kind of social platform with mobile distribution capabilities. In furtherance of that strategy, in November 2013, we completed the sale of our MDMS Business to Rocket, to enable us to continue to invest additional resources into our other products, such as Postano and RAD products.

While we intend for these efforts to improve our future operating results and increase cash flow, such new products may not be successful or generate significant revenue. The MDMS Business represented a significant portion of our historical revenues and there can be no assurances that we will be able to replace those revenues with revenues from our retained or newly developed products quickly, or at all. A large portion of the MDMS Business consisted of the sale of annual software maintenance and support services, which provided a historically relatively stable revenue stream. The lower sales volume of annual software maintenance and support services from our retained RAD products, combined with the longer sales cycle of our newer Postano and Storycode products and services, may result in larger fluctuations in revenue.

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

OUR FAILURE TO COMPETE EFFECTIVELY MAY HAVE AN ADVERSE IMPACT ON OUR OPERATING RESULTS.

The market for our products is highly competitive, diverse and subject to rapid change. Our products and services compete on the basis of the following key characteristics: performance; inter-operability; scalability; functionality; reliability; pricing; post sale customer support; quality; compliance with industry standards; and overall total cost of ownership. The application development tools software market is rapidly changing and intensely competitive. Our RAD products currently encounter competition from several direct competitors, including Microsoft, and competing development environments, including JAVA. Direct competitors of our Postano social media visualization platform include Facebook and Twitter, as well as numerous smaller companies in the emerging social media marketplace. Direct competitors of our yolink search technology include Google, Yahoo, Microsoft, AOL, and Ask, as well as a number of smaller companies with products that directly and indirectly compete with our yolink search technology. Direct competitors of our Storycode products and services include companies such as Salesforce, Oracle, and large marketing agencies. Additionally, as we expand our business and integrate acquired products and technologies, we expect to compete with a different group of companies, including smaller, highly focused companies offering single products.

The strong competition we face in the sales of our products and services, and general economic and business conditions, can put pressure on us to change our prices. If our competitors offer deep discounts on certain products or services, or develop products that the marketplace considers more valuable, we may need to lower prices or offer other favorable terms in order to compete successfully. Any such changes may reduce margins and could adversely affect our operating results and cash flow.

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

We face very strong competition from much larger and better known companies in the markets for our RAD and social and mobile products. As a result, existing customers and new customers may be inclined to adopt other technologies. To maintain or grow our revenue in these markets, we will need to maintain or grow our sales to existing customers and to generate sales to new customers, including corporate development teams, commercial application developers, system integrators, independent software vendors, and independent consultants. If we fail to attract new customers, if we lose our customers to competitors, or if the RAD and social and mobile markets decline, our revenue will be adversely affected.

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

Mergers, acquisitions, and dispositions of high-technology companies are inherently risky and subject to many factors outside of our control. No assurance can be given that our previous or future acquisitions or dispositions will be successful and will not materially adversely affect our business, results of operations, financial condition or cash flow. In connection with the sale of our MDMS Business to Rocket, we have agreed to indemnify Rocket under certain circumstances. As security for certain of such indemnification obligations, approximately $2.2 million of the total purchase price is being held by a third party escrow agent for 12 months. Should Rocket bring an indemnification claim against us, we may not be able to recover any of the funds currently held in escrow and may have additional indemnification obligations in some circumstances. In addition, failure to manage and successfully integrate acquisitions could materially harm our business and operating results. Even when an acquired company has already developed and marketed products, there can be no assurance that product enhancements will be made in a timely fashion or that pre-acquisition due diligence will have identified all possible issues that might arise with respect to such products. In addition, accounting for acquisitions may result in charges during a particular quarter, causing variability in our quarterly earnings. Our effective tax rate for future periods is uncertain and could be impacted by mergers and acquisitions.

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

WE HAVE A HISTORY OF LOSSES AND WILL CONTINUE TO INCUR SIGNIFICANT LOSSES IN THE FUTURE.

Although we recorded net income of approximately $1.3 million for the fiscal year ended March 31, 2014, this income was due to the gain on sale of our MDMS Business on November 15, 2013 and the resulting tax benefit on continuing operations. We had an accumulated deficit of approximately $110.4 million as of March 31, 2014. We expect that we will continue to incur significant losses in the future for a number of reasons, including uncertainty as to: (i) the level of our future revenues; (ii) our efforts to monetize newer technologies and services we have developed, including Postano, Storycode, and yolink; and (iii) our efforts to integrate acquired products and technologies. We plan to continue to pursue strategic opportunities, including investment in new product development, and evaluation of strategic acquisitions and dispositions of assets and technologies, such as the recently completed sale of our MDMS Business. There can be no assurances that we will be able to replace the MDMS revenues with revenues from our retained or newly developed products quickly, or at all. Forecasting our revenues and profitability for our new business models is inherently uncertain and volatile. We will need to generate significant increases in our revenues to achieve and maintain profitability, particularly given the current small size of our business relative to the costs associated with being a public reporting company. If our revenue fails to grow or grows more slowly than we currently anticipate or our operating expenses exceed our expectations, our losses would significantly increase which could harm our business and operating results.

IF OUR GOODWILL AND INTANGIBLE ASSETS BECOME IMPAIRED WE MAY BE REQUIRED TO RECORD A SIGNIFICANT NON-CASH CHARGE TO EARNINGS WHICH WOULD MATERIALLY AND ADVERSELY AFFECT OUR RESULTS OF OPERATIONS.

We had goodwill and intangible assets of $18.7 million at March 31, 2014. Under accounting principles generally accepted in the United States, we review our goodwill for impairment annually in the fourth quarter of each fiscal year, or more frequently if events or changes in circumstances indicate the carrying value may not be fully recoverable. We review our intangible assets for impairment whenever events or changes in circumstances indicate that the carrying amounts may not be recoverable. The carrying value of our goodwill and intangible assets may not be recoverable due to factors such as a significant decline in our stock price and market capitalization, reduced estimates of future revenues or cash flows, timing of our revenues, significant changes in the strategy for the overall business, or significant negative trends in our industry or the economy in general. Estimates of future revenues and cash flows are based on a long-term financial outlook of our operations. Actual performance in the near-term or long-term could be materially different from these forecasts, which could impact future estimates and the recorded value of the intangibles. In addition, we have only one reporting unit, and the estimated fair value of the reporting unit is currently based primarily on our market capitalization as determined through quoted stock trading prices on Nasdaq. At the time of our annual impairment testing in March 2014, we determined that the fair value of our reporting unit was in excess of our net book value, and therefore there was no impairment of goodwill at that time. However, the amount by which our market capitalization exceeded our net book value had decreased significantly as of March 31, 2014 as compared to prior year and, subsequent to March 31, 2014, our stock price has been volatile and on some days our market capitalization has fallen slightly below our net book value. A further sustained decline in our stock price and erosion of our market capitalization may trigger an additional goodwill impairment test such that we may be required to obtain an independent third party valuation of the Company to incorporate other relevant factors in estimating the fair value of the Company including, but not limited to, any control premium. Should impairment of our goodwill and intangible assets be determined to exist, we may be required to recognize a significant charge to earnings in our consolidated financial statements during that period. In the event we need to reduce the carrying value of our goodwill or intangible assets, any such impairment charge would materially and adversely affect our results of operations.

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

The sales cycle for our Postano social media visualization platform typically ranges from one to six months or longer. Market adoption of newer social media platforms such as Postano is still at a relatively early stage as brands are discovering and learning how to leverage fan generated social content for marketing and customer engagement. Since we typically sell time based subscriptions to the Postano platform, revenue is generally recognized ratably over the subscription term, which may not begin immediately. In addition, the social media market has much larger direct competitors such as Facebook and Twitter, which sometimes results in customers taking a significant period of time to evaluate other solutions before making purchasing decisions. The adoption cycle for our yolink search technology is anticipated to be long since the search market currently has much larger direct competitors such as Google, Yahoo, Microsoft, AOL, and Ask. As a result, a significant period of time may elapse between our research and development efforts and recognition of revenue, if any.

THE CONCENTRATION OF OUR STOCK OWNERSHIP GIVES CERTAIN STOCKHOLDERS SIGNIFICANT CONTROL OVER OUR BUSINESS.

As of March 31, 2014, Astoria beneficially owned approximately 49.5% of our outstanding common stock. Richard W. Koe, Chairman of the Board of Directors and our President and Chief Executive Officer, serves as the President of ACM, a general partner of Astoria. This concentration of stock ownership allows Astoria, acting alone, to potentially block or delay any actions that require approval of our stockholders, including the election of members to our Board of Directors and the approval of significant corporate transactions. Moreover, this concentration of ownership may delay or prevent a change in control. Astoria has announced that it is in the process of winding down and is working on identifying strategic block purchasers for its holdings of our common stock, but the timing and the outcome of this process remains uncertain. The Board of Directors of the Company has formed a special committee of independent directors, which committee has engaged its own legal and financial advisors, to evaluate any proposed sale of Astoria’s shares of our common stock that may be presented to the Company as well as other strategic alternatives available to the Company.

WE MAY EXPERIENCE QUARTERLY FLUCTUATIONS IN OPERATING RESULTS, RESULTING IN VOLATILITY OF OUR STOCK PRICE.

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

•                  software defects and other product quality problems; and

•                  personnel changes.

We operate without a significant backlog of orders. As a result, the quarterly sales and operating results in any given quarter are dependent, in large part, upon the volume and timing of orders booked, products shipped, subscription periods initiated, and professional services rendered during that quarter. Accordingly, we may be unable to adjust spending in a timely manner to compensate for any unanticipated decrease in orders, sales, subscriptions, or professional services. Therefore, any decline in demand for our products and services, in relation to the forecast for any given quarter, could materially and negatively impact the results of our operations. As a result, our quarterly operating results may fluctuate, potentially causing our stock price to be volatile. In addition, we believe that period-to-period comparisons of our operating results should not be relied upon as indications of future performance.

We have experienced a sustained decrease in the trading price of our stock over the last several months. A significant drop in our stock price could also expose us to the risk of securities class actions lawsuits, which could result in substantial costs and divert management’s attention and resources, which could adversely affect our business. In addition, if our stock price continues to decline we may have difficulty maintaining Nasdaq listing or be required to undertake steps to improve the trading price, such as effecting a reverse stock split.

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

We believe that our future success will depend to a significant extent on our ability to recruit, hire, and retain highly skilled management and employees with experience in engineering, product management, business development, sales, marketing, and customer service.  For example, in June 2013, we appointed Justin Garrity, who joined us as part of the acquisition of Storycode, as our Senior Vice President, Product and Marketing.  Mr. Garrity was promoted to the position of Senior Vice President, Postano, in January 2014. Competition for such personnel in the software industry can be intense, and there can be no assurance that we will be successful in attracting and retaining such personnel. If we are unable to do so, we may experience inadequate levels of staffing to develop and license our products and perform services for our customers, adversely affecting our business.

THE INABILITY TO PROTECT OUR INTELLECTUAL PROPERTY COULD HARM OUR ABILITY TO COMPETE.

Our ability to compete successfully will depend, in part, on our ability to protect our proprietary technology and operations without infringing upon the rights of others. We may fail to do so. We rely primarily on a combination of patent, trade secret, copyright and trademark laws, and contractual provisions to protect our intellectual property and proprietary rights. Our trademarks include TigerLogic, Postano, yolink, Omnis, Omnis Studio, mvDesigner, and Storycode, among others. We have thirteen issued U.S. patents and four pending U.S. patent applications as of June 10, 2014. Although we have been issued various patents and other patent applications are currently pending, there can be no assurance that any of these patents or other proprietary rights will not be challenged, invalidated or circumvented or that our rights will, in fact, provide competitive advantages to us. In addition, there can be no assurance that patents will be issued from pending applications or that claims allowed on any patents will be sufficiently broad to protect our technology. Further, the laws of some foreign countries may not protect our proprietary rights to the same extent as do the laws of the United States. The outcome of any actions taken in these foreign countries may be different than if such actions were determined under the laws of the United States. Although we are not dependent on any individual patents or group of patents for particular segments of the business for which we compete, if we are unable to protect our proprietary rights to the totality of the features (including aspects of products protected other than by patent rights) in a market, we may find ourselves at a competitive disadvantage to others who need not incur the substantial expense, time, and effort required to create innovative products. In addition to trademark and copyright protections, we generally license our products to end users on a “right to use” basis pursuant to license agreements that restrict use of products to a specified number of users or a specified usage.

We generally rely on “click-wrap” licenses that become effective when a customer downloads and installs software on its system or accesses and uses our software. In order to retain exclusive ownership rights to our software and technology, we generally provide our software in object code only, with contractual restrictions on copying, disclosure, and transferability. We generally sell time-based subscriptions to access our hosted Postano platform on a “terms of service” basis. We generally rely on “click-through” licenses that become effective when the subscription begins and to a lesser extent, master services agreements. We protect our Postano technology by controlling access to the hosted platform; without such access, any links to the platform, such as those in our Postano Social Hub offering, would not function. There can be no assurance that these protections will be adequate, that our license agreements will be enforceable in the United States or foreign jurisdictions or that our competitors will not independently develop technologies that are substantially equivalent or superior to our technology.

THIRD PARTIES COULD FILE CLAIMS ASSERTING THAT OUR SOFTWARE PRODUCTS OR SERVICES INFRINGE ON THEIR INTELLECTUAL PROPERTY RIGHTS, RESULTING IN POTENTIALLY COSTLY LITIGATION, PRODUCT SHIPMENT DELAYS, PRODUCT LICENSING PROHIBITIONS OR REQUIREMENTS TO ENTER INTO ROYALTY OR LICENSING AGREEMENTS.

There has been a substantial amount of litigation in the software and online services industry regarding intellectual property rights and there is significant uncertainty in our industry as many of the legal principles associated with software and online services continue to evolve rapidly. Third parties may file claims against us or our customers asserting that our current or potential future products or services, including our acquired products and technologies, infringe upon their intellectual property rights. Third parties on occasion have and may continue to assert that our products and technologies are subject to license requirements. We may be periodically involved in any number of ordinary course of business proceedings of this type. We expect that software product developers and providers of software applications, and online services will increasingly be subject to infringement claims as the number of products, services, and competitors in our industry segment grow and the functionality of products and services in different industry segments overlap. Because of the existence of a large number of patents in the software field, the secrecy of some pending patents, and the rapid rate of issuance of new patents, it is not economically practical or even possible to determine in advance whether a product or any of its components infringes or will infringe on the patent rights of others. The asserted claims and/or initiated litigation can include claims against us or our suppliers or customers, alleging infringement of their proprietary rights with respect to our existing or future products or components of those products. Regardless of the merit of these claims, they can be time-consuming, result in costly litigation and diversion of technical and management personnel or require us to develop a non-infringing technology, enter into royalty or licensing agreements, or be subject to requests for injunctive remedies. Where claims are made by customers, resistance even to unmeritorious claims could damage customer relationships. There can be no assurance that licenses will be available on acceptable terms and conditions, if at all or that our indemnification by our suppliers will be adequate to cover our costs if a claim were brought directly against us or our customers. Furthermore, because of the potential for high court awards that are not necessarily predictable, it is not unusual to find even arguably unmeritorious claims settled for significant amounts. If any infringement or other intellectual property claim made against us by any third party is successful, if we are required to indemnify a customer with respect to a claim against the customer or if we fail to develop non-infringing technology or license the proprietary rights on commercially reasonable terms and conditions, our business, operating results, and financial condition could be materially and adversely affected.

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

As of March 31, 2014, we had 30,117,234 outstanding shares of common stock, of which approximately 15.1 million shares were restricted securities held by Astoria and other holders. Restricted securities may be sold in the public market only if they are registered or if they qualify for an exemption from registration under the Securities Act. At present, all of our outstanding restricted securities may be registered or are eligible for public sale under Rule 144 promulgated under the Securities Act, subject to volume limitations and other requirements of Rule 144.

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

OUR GLOBAL OPERATIONS EXPOSE US TO ADDITIONAL RISKS AND CHALLENGES ASSOCIATED WITH CONDUCTING BUSINESS INTERNATIONALLY.

We operate on a global basis with offices or distributors in Europe, Africa, Asia, Latin America, South America, Australia, and North America and development efforts in North America and Europe. Approximately 49% of our revenue for the fiscal year ended March 31, 2014 was generated from our international offices. We face several risks inherent in conducting business internationally, including but not limited to the following:

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

A BREACH IN INFORMATION PRIVACY COULD NEGATIVELY IMPACT OUR OPERATIONS.

The protection of our customer, employee and company data is critically important to us. We utilize customer data captured through our online activities. Our customers have a high expectation that we will adequately safeguard and protect their personal information. A significant breach of customer, employee or company data could damage our reputation and relationships with our customers and result in lost revenues, fines and lawsuits.

WE OUTSOURCE SOME TECHNOLOGY-RELATED BUSINESS PROCESSES TO THIRD PARTY VENDORS, WHICH SUBJECTS US TO RISKS, INCLUDING DISRUPTIONS IN BUSINESS AND INCREASED COSTS.

These include credit card authorization and processing, payroll processing, record keeping for retirement and benefit plans and certain information technology functions. In addition, we review outsourcing alternatives on a regular basis and may decide to outsource additional business processes in the future. We try to ensure that all providers of outsourced services are observing proper internal control practices, such as redundant processing facilities; however, there are no guarantees that failures will not occur. Failure of third parties to provide adequate services could have an adverse effect on our results of operations or ability to accomplish our financial and management reporting.

ITEM 1B.                          Unresolved Staff Comments

Not applicable.

ITEM 2.                                    Properties

On January 23, 2014, we entered into a lease agreement (the “Lease”) with The Irvine Company LLC, as landlord, relating to the space located at 2855 Michelle Drive, Suite 190, Irvine California. Upon completion of tenant improvements, we relocated our headquarters to this new location in April 2014. The base rent over the five-year term of the Lease is approximately $7,000 per month for the first year, with annual increases to approximately $8,400 per month for the final year. Under certain circumstances, we have the option to extend the Lease for one term of either 36 months or 60 months at a base rent equal to the then prevailing market rental rate for comparable space within the same building.

Effective May 1, 2010, we entered into a three-year term lease for approximately 4,500 square feet of office space in Mountain View, California. Total base rent over the three-year term ending April 30, 2013 was approximately $408,000. On May 1, 2012, we amended the lease to extend the term for an additional three years through April 30, 2016, with total base rent over the additional three-year term of approximately $450,000.

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

ITEM 3.                                   Legal Proceedings

We are subject from time to time to litigation, claims and suits arising in the ordinary course of business. There were no ongoing material legal proceedings as of March 31, 2014.

ITEM 4.                                    Mine Safety Disclosures

Not applicable.

PART II

ITEM 5.                                   Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities

Market Information

Our common stock is traded on the Nasdaq Capital Market under the symbol “TIGR.”

The following table sets forth the high and low closing prices for our common stock for the periods indicated, as reported by Nasdaq:

	High	Low

Fiscal year 2013
First Quarter	$2.30	$1.98
Second Quarter	$2.18	$1.57
Third Quarter	$2.18	$1.60
Fourth Quarter	$2.35	$1.81

	High	Low

Fiscal year 2014
First Quarter	$2.12	$1.53
Second Quarter	$1.94	$1.61
Third Quarter	$2.05	$1.63
Fourth Quarter	$2.09	$1.41

On March 31, 2014, the closing price for our common stock on the Nasdaq Capital Market was $1.41 and there were approximately 130 holders of record of our common stock.

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

Recent Sales of Unregistered Securities

There were no sales of unregistered securities during the fiscal year 2014.

Purchases of Equity Securities by the Issuer and Affiliated Purchasers

There were no repurchases of shares during the fourth quarter of fiscal year 2014.

ITEM 6.                                   Selected Financial Data

We are a smaller reporting company and are not required to provide the information required by this item.

ITEM 7.                                   Management’s Discussion and Analysis of Financial Condition and Results of Operations

The section entitled “Management’s Discussion and Analysis” set forth below contains forward-looking statements within the meaning of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended (the “Exchange Act”). These statements may generally be identified by the use of such words as “expect,” “anticipate,” “believe,” “intend,” “plan,” “will,” or “shall,” or the negative of those terms. We have based these forward-looking statements on our current expectations and projections about future events. Forward-looking statements involve certain risks and uncertainties and actual results may differ materially from those discussed in any such statement. Factors that could cause actual results to differ materially from such forward-looking statements include the risks described under the heading “Risk Factors” in Item 1A of this Annual Report on Form 10-K and, elsewhere in this Annual Report on Form 10-K. The forward-looking statements contained in this Annual Report on Form 10-K include, but are not limited to statements about the following: (1) our future success, (2) our research and development efforts, (3) our future operating results and cash flow, (4) our ability to compete, (5) the markets in which we operate, (6) our revenue, (7) cost of license revenue and cost of service revenue, (8) our selling and marketing costs, (9) our general and administrative costs, (10) our research and development expenses, (11) the effect of critical accounting policies, (12) the possibility that we may seek to take advantage of opportunities in the equity and capital markets, (13) our belief that our existing cash balances combined with our cash flow from operating activities will be sufficient to meet our operating and capital expenditure requirements for the remainder of the fiscal year ending March 31, 2015 and through the foreseeable future, (14) our focus on the continued development and enhancement of new product lines, including social media content aggregation platform and applications, and identification of new and emerging technology areas and discussions with channel partners for the sale and distribution of new product lines, (15) the effect of recent changes in tax laws on our financial statements, (16) our ability to successfully integrate recent acquisitions, and (17) the possibility that we may seek to take advantage of strategic acquisition or disposition opportunities.  All forward-looking statements in this document are made as of the date hereof, based on information available to us as of the date hereof, and we assume no obligation to update any forward-looking statement.

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

CRITICAL ACCOUNTING POLICIES AND ESTIMATES

The discussion and analysis of our financial condition and results of operations is based on our consolidated financial statements, prepared in accordance with accounting principles generally accepted in the United States. The preparation of these financial statements requires management to make estimates and judgments that affect the reported amounts of assets, liabilities, revenue and expenses and disclosure of contingent liabilities.

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

REVENUE RECOGNITION. Revenue attributable to an element in a customer arrangement is recognized when persuasive evidence of an arrangement exists, delivery has occurred, the fee is fixed or determinable, and collectability is probable. If, at the outset of the customer arrangement, we determine that the arrangement fee is not fixed or determinable, we defer the revenue and recognize the revenue when the arrangement fee becomes due and payable. We do not have price protection programs or conditional acceptance agreements, and sales of our products are made without right of return.

For contracts with multiple software and software-related elements, we recognize revenue for the delivered elements, generally software licenses, using the residual value method when vendor-specific objective evidence (VSOE) of fair value exists for all undelivered elements, consisting primarily of post-contract customer support (PCS).  PCS is recognized ratably over the support term.

For our hosted software subscription arrangements, services revenue is recognized ratably over the subscription period.  We also have services revenue consisting of consulting and training services that are either recognized as the services are performed or upon the completion of the services depending on the nature of the services. When subscription arrangements involve multiple elements that qualify as separate units of accounting, we allocate arrangement consideration to all deliverables based on the relative stand-alone selling price method in accordance with the selling price hierarchy, which includes: (i) VSOE if available; (ii) third-party evidence (TPE) if VSOE is not available; and (iii) best estimate of selling price (BESP) if neither VSOE nor TPE is available.  Revenue allocated to each deliverable, limited to the amount not contingent on future performance, is then recognized when the basic revenue recognition criteria are met for the respective deliverables.

We determine whether VSOE can be established based on our historical pricing and discounting practices for the specific deliverable when sold separately.  In determining VSOE, we require that a substantial majority of the selling prices fall within a reasonably narrow pricing range.  We have established VSOE for our PCS included in our software arrangements, but have not yet been able to establish VSOE for our subscription or other services.

When VSOE cannot be established for our subscription and other services, we apply judgment with respect to whether we can establish a selling price based on TPE.  TPE is determined based on third party pricing practices for similar deliverables when sold separately.  Generally, our pricing strategy differs from that of our peers and our offerings contain a significant level of differentiation such that the comparable pricing of services with similar functionality cannot be obtained.  Furthermore, typically, we are unable to reliably determine what similar competitors services’ selling prices are on a stand-alone basis.  As a result, we have not been able to establish selling prices based on TPE.

When we are unable to establish a selling price for our subscription and other services using VSOE or TPE, we use BESP in our allocation of arrangement consideration.  The objective of BESP is to determine the price at which we would transact a sale if the respective elements were sold on a stand-alone basis.  We estimate BESP for services by considering multiple factors including, but not limited to, prices charged for similar offerings, market conditions, competitive landscape, costs of providing the services, and our overall pricing practices.  We currently use BESP in order to allocate the selling price to our deliverables in multiple element subscription arrangements.

BUSINESS DIVESTITURE. We divested the MDMS Business in fiscal year 2014, and in the future may make further divestitures. We presented financial results for the divested MDMS Business as discontinued operations in the financial statements for the periods prior to the divestiture. We identified costs that were considered to be related to ongoing Company activities separately from those related to the divested MDMS Business. Costs identified as relating to continuing operations include costs related to certain personnel and general and administrative costs, as well as other finance and legal costs which are equivalent to the resources expected on an ongoing basis after the divestiture. All compensation, benefits, stock-based compensation and other personnel related costs associated with these positions were included in ongoing operations. We also included in ongoing operations costs related to being a public company, such as external audit costs, costs associated with the Sarbanes-Oxley Act, board of directors’ fees, SEC filing fees, and Nasdaq fees. Facilities and information systems/technology costs were allocated based upon the percentage of headcount of the employees assumed to be working primarily on continuing operations. All specific costs of the divested MDMS Business were classified as discontinued operations as they were considered necessary and were directly related the divested business.

We identified assets and liabilities that were related to the divested MDMS Business and presented them as assets and liabilities from discontinued operations on the consolidated balance sheets. Assets related to the MDMS Business included certain trade accounts receivable, fixed assets, and goodwill. Goodwill was allocated to the MDMS Business based on the relative fair values of the MDMS Business and continuing operations. Liabilities related to the MDMS Business included certain deferred revenue related to support contracts that were sold and certain pension liabilities relating to our France subsidiary.

BUSINESS COMBINATIONS AND GOODWILL. We have entered into certain acquisitions, and in the future may make further acquisitions. The application of the purchase method of accounting for business combinations requires the use of significant estimates and assumptions in the determination of the fair value of assets acquired and liabilities assumed in order to properly allocate the purchase price consideration between depreciable assets, assumed liabilities, intangibles, and goodwill. Our estimates of the fair values of assets and liabilities acquired are based upon assumptions that we believe to be reasonable and include assistance from independent third-party appraisal firms. When equity instruments are issued as part of the purchase price consideration, we measure them at fair value as of the date of the acquisition.

We assess the impairment of goodwill whenever events or changes in circumstances indicate that the carrying value may not be recoverable and at least annually during the fourth quarter of each fiscal year. Impairment of goodwill is tested at the reporting unit level by comparing the reporting unit’s carrying amount, including goodwill, to its fair value.  For purposes of this analysis, we consider ourselves a single reporting unit.  Factors we consider to be important that would trigger an impairment review include the following:

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

Determining the fair value of a reporting unit under the first step of the goodwill impairment test and determining the fair value of individual assets and liabilities of a reporting unit (including unrecognized intangible assets) under the second step of the goodwill impairment test is judgmental in nature and often involves the use of significant estimates and assumptions. These estimates and assumptions could have a significant impact on whether or not an impairment charge is recognized and the magnitude of any such charge. Given our single reporting unit structure, a key input in estimating of our reporting unit fair value is our stock price as reported by Nasdaq and our related market capitalization. No impairment of goodwill has been identified during any of the periods presented as our market capitalization had exceeded our net book value. However, the amount by which our market capitalization exceeded our net book value had decreased significantly as of March 31, 2014 as compared to the prior year, and subsequent to March 31, 2014, our stock price has been volatile and on some days our market capitalization has fallen slightly below our net book value. We continue to monitor our stock price and to the extent it continues to fall below our net book value for sustained periods of time, it may trigger an additional goodwill impairment test such that we may be required to obtain an independent third party valuation to incorporate other relevant factors in estimating the fair value of our Company including but not limited to, any control premium. To the extent the fair value of our Company is below its carrying amount, we would be required to perform the second step of the goodwill impairment test to measure any impairment of goodwill.

Intangible assets with finite useful life are amortized using the straight-line method over their estimated period of economic benefit. Our intangible assets were acquired in connection with our acquisition of Storycode on January 17, 2013. We estimate that our technology intangible asset has a useful life of seven years and our trade and domain names intangible asset has a useful life of ten years. We evaluate our intangible assets for impairment whenever events and change in circumstances occur which may warrant revised estimate of useful lives or recognition of an impairment loss.

EMPLOYEE STOCK-BASED COMPENSATION. Share-based compensation cost is measured at the grant date based on the value of the award and is recognized as expense over the requisite service period. We estimate the fair value of stock-based awards using a Black-Scholes valuation model. Determining the fair value of share-based awards at the grant date and related expense requires judgment, including estimating volatility, expected terms, and forfeitures. Volatility is estimated based on historical experience. Expected terms are based on historical experience and consideration of the awards’ contractual terms, vesting schedule and future expectations. Forfeitures are based on our actual forfeiture rate as well as management judgment. If actual results differ significantly from these estimates, stock-based compensation expense and our results of operations could be materially impacted.

RECENT ACCOUNTING PRONOUNCEMENT. In May 2014, the Financial Accounting Standard Board issued Accounting Standards Update (ASU) No. 2014-09, Revenue from contracts with Customers (Topic 606) which provides guidance for revenue recognition. This ASU affects any entity that either enters into contracts with customers to transfer goods or services or enters into contracts for the transfer of non-financial assets. This ASU will supersede the revenue recognition requirements in Topic 605, Revenue Recognition, and most industry-specific guidance. This ASU also supersedes some cost guidance included in Subtopic 605-35, Revenue Recognition-Construction-Type and Production-Type Contracts. The core principle of the guidance is that an entity should recognize revenue to depict the transfer of promised goods or services to customers in an amount that reflects the consideration to which the entity expects to be entitled in exchanged for those goods or services. The standard is effective for annual reporting periods beginning after December 15, 2016, including interim periods within that reporting period. We are currently assessing the expected impact of the ASU on our financial position and results of operations.

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

RESULTS OF OPERATIONS

The following table sets forth certain Consolidated Statement of Operations data from continuing operations in total dollars, as a percentage of total net revenues and as a percentage change from the same period in the prior year. Cost of license revenues and cost of service revenues are expressed as a percentage of the related revenues. This information should be read in conjunction with the Consolidated Financial Statements included elsewhere in this Annual Report on Form 10-K.

	Year Ended			Year Ended			Year Ended
	March 31, 2014			March 31, 2013			March 31, 2012
	Results	% of Net Revenues	Percent Change	Results	% of Net Revenues	Percent Change	Results	% of Net Revenues
	(In thousands)			(In thousands)			(In thousands)
Net revenues
Licenses	$2,264	41%	8%	$2,090	55%	(3)%	$2,153	56%
Services	3,226	59%	91%	$1,687	45%	1%	1,676	44%
Total net revenues	5,490	100%	45%	3,777	100%	(1)%	3,829	100%
Operating expenses
Cost of revenues:
Cost of license revenues (as a % of license revenues)	95	4%	375%	20	1%	233%	6	0%
Cost of service revenues (as a % of service revenues)	1,638	51%	361%	355	21%	0%	356	21%
Selling and marketing	5,918	108%	49%	3,979	105%	(12)%	4,497	117%
Research and development	4,441	81%	20%	3,698	98%	(19)%	4,574	119%
General and administrative	4,350	79%	17%	3,728	99%	4%	3,592	94%
Acquisition related costs	209	4%	(27)%	288	8%	100%	—
Total operating expenses	16,651	303%	38%	12,068	320%	(7)%	13,025	340%
Operating loss	(11,161)	(203)%	35%	(8,291)	(220)%	(10)%	(9,196)	(240)%
Other income (expense)-net	(68)	(1)%	(1800)%	4	0%	(106)%	(64)	(2)%
Loss before income taxes	(11,229)	(205)%	36%	(8,287)	(219)%	(11)%	(9,260)	(242)%
Income tax benefit	(3,965)	(72)%	97%	(2,012)	(53)%	(7)%	(2,168)	(57)%
Net loss from continuing operations	$(7,264)	(132)%	16%	$(6,275)	(166)%	(12)%	$(7,092)	(185)%

NET REVENUE. Net revenues include software licensing, hosted subscription services, post contract technical support, and professional services for our Omnis, Postano, and Storycode products and services. We generally license our Omnis RAD software primarily on a per-CPU, per-server, per-port or per-user basis. Therefore, the addition of CPUs, servers, ports or users to existing systems increases our revenue from our installed base of licenses. Similarly, the reduction of CPUs, servers, ports or users from existing systems decreases our revenue from our installed base of customers. Our hosted Postano platform is generally sold on a time-based subscription basis and may additionally include professional services fees. Our Storycode digital publishing professional services are generally sold on a project basis. The timing of orders and customer ordering patterns has resulted in fluctuations in revenue between quarters and year-to-year. Total revenue increased by approximately $1.7 million or 45% for fiscal year ended March 31, 2014 when compared to fiscal year ended March 31, 2013, and remained consistent for fiscal year ended March 31, 2013 when compared to fiscal year ended March 31, 2012.  License revenue, which relates to our Omnis software, increased by approximately $0.2 million or 8% for the fiscal year ended March 31, 2014 when compared to the same period in the prior year mainly due to higher sales of high volume Exclusive Multi-User (EMU) licenses in the current year. License revenue decreased approximately $0.1 million or 3% for the fiscal year ended March 31, 2013 when compared to the same period in the previous year mainly due to decreased sales of Omnis upgrade licenses. Service revenue increased approximately $1.5 million or 91% for the fiscal year ended March 31, 2014 when compared to the same period in the prior year mainly due to higher sales of subscriptions and services of our hosted Postano platform, and increased sales of our Storycode digital publishing services. Service revenue remained consistent for fiscal year ended March 31, 2013 when compared to the same period in the prior year.

Along with developing upgrades to our Omnis software, we have been actively developing and marketing our newer product lines, including our Postano social media visualization platform and Storycode digital publishing solutions. While we are committed to research and development efforts that are intended to allow us to penetrate new markets and generate new sources of revenue, such efforts may not result in additional products, services or revenue. We can give no assurances as to customer acceptance of any new products or services, or the ability of the current or any new products and services to generate revenue. There can be no assurances that we will be able to fully replace the revenue from the MDMS Business we sold in November 2013 with revenue from our retained or newly developed products quickly, or at all.

OPERATING EXPENSES

COST OF LICENSE REVENUE. Cost of license revenue is comprised of direct costs associated with software license sales including software packaging, documentation, physical media costs, amortization of intangible assets, and royalties. Cost of license revenue increased by approximately $0.1 million or 375% in fiscal year ended March 31, 2014 when compared to the same period in the prior year due mainly to amortization of intangible assets. Cost of license revenue in fiscal year ended March 31, 2013 is related to amortization of intangible assets, which was not present in fiscal year 2012, and was not significant.

COST OF SERVICE REVENUE. Cost of service revenue includes primarily data center hosting and personnel costs relating to hosting, consulting, technical support and training services. Cost of service revenue for fiscal year ended March 31, 2014 increased approximately $1.3 million or 361% from the same period in the prior year mainly due to a $1.0 million revenue sharing agreement we entered into with a former consultant. Under this agreement, the consultant reconfirmed the assignment to us of any and all rights related to Postano platform and associated inventions and intellectual property rights. In addition, we also incurred higher personnel costs relating to our social and mobile platform during fiscal year 2014 as more headcount was added. Cost of service revenue for the fiscal year 2013 remained consistent with the prior year.

SELLING AND MARKETING. Selling and marketing expense consists primarily of salaries, benefits, advertising, trade shows, travel and overhead costs for our sales and marketing personnel. Selling and marketing expense for the fiscal year 2014 increased by approximately $1.9 million or 49% mainly due to increased activity for our Postano products, including higher personnel costs of approximately $1.1 million as we hired additional sales and marketing personnel in the current year, higher marketing campaign costs of approximately $0.4 million, higher travel costs of approximately $0.1 million, and higher stock compensation expense of approximately $0.2 million due to new options issued to current and new employees in the current year. Selling and marketing expense for the fiscal year 2013 decreased by approximately $0.5 million or 12% when compared to the same period in the prior year due to lower marketing and consulting expense of approximately $0.3 million, lower stock compensation expense of approximately $0.1 million resulting from previously issued stock options fully vesting in the previous year, and lower personnel expense of approximately $0.1 million.

We anticipate that selling and marketing costs related to our Postano product lines may continue to increase as we further develop the sales channels for these products, and as customer acceptance of these products increases.

RESEARCH AND DEVELOPMENT. Research and development expense consists primarily of salaries and other personnel-related expenses and overhead costs for engineering personnel, including employees in the United States and the United Kingdom and contractors in the United States. Research and development expense for the fiscal year 2014 increased by approximately $0.7 million or 20%, when compared to the same period in the prior year mainly due to higher personnel cost of approximately $0.4 million as we added more headcount to our Postano product lines in the current year, higher consulting and outside support expense of approximately $0.3 million, and higher stock compensation expense of approximately $0.1 million due to new options issued to current and new employees in the current year. Research and development expense for the fiscal year 2013 decreased by approximately $0.9 million or 19% when compared to the same period in the prior year mainly due to lower personnel cost of approximately $0.5 million from lower headcount in our U.S. office, lower consulting and outside support expense of approximately $0.1 million as we terminated services for certain products, and lower stock compensation expense of approximately $0.1 million due to previously issued stock options fully vesting in the previous year, offset by approximately $0.2 million in higher personnel costs from the acquisition of Storycode on January 17, 2013.

We are committed to our research and development efforts and expect research and development expenses to increase in future periods as we further enhance our Postano platform, investigate further applications and delivery options for our products, and as we further develop our RAD product line. Such efforts may not result in additional new products, and new products may not generate sufficient revenue, if any, to offset the research and development expense.

GENERAL AND ADMINISTRATIVE. General and administrative expense consists primarily of costs associated with our finance, human resources, legal and other administrative functions. These costs consist principally of salaries and other personnel-related expenses, professional fees, depreciation and overhead costs. General and administrative expense for the fiscal year ended March 31, 2014 increased by approximately $0.6 million or 17% when compared to the same period in the prior year mainly due to higher professional services expense for advisory, legal, and accounting services relating to the divestiture of MDMS Business of approximately $0.4 million, and higher stock compensation expense of approximately $0.1 million due to new options issued in the current year. General and administrative expense for the fiscal year 2013 increased by approximately $0.1 million or 4% when compared to the same period in the prior year mainly due to higher stock compensation expense of approximately $0.1 million due to previously issued stock options fully vesting in the previous year.

OTHER INCOME (EXPENSE). Other income (expense) consists primarily of interest income (expense) and gains and losses on foreign currency transactions. Other income (expense) decreased from approximately $4,000 of income in fiscal year ended March 31, 2013 to approximately $ 68,000 of expense in fiscal year ended March 31, 2014 mainly due to less favorable exchange rates for the Euro and British Pound in the current fiscal year as compared to the prior year. Other income (expense) increased from approximately $64,000 of expense in fiscal year ended March 31, 2012 to approximately $4,000 of income in fiscal year ended March 31, 2013 mainly due to more favorable exchange rates for the Euro and British Pound in the fiscal year 2013 as compared to fiscal year 2012.

PROVISION FOR INCOME TAXES. Our effective tax expense rate was (35.4)%, (24.3)%, and (23.4)% for the fiscal years 2014, 2013, and 2012, respectively. For the year ended March 31, 2014, we reported a tax benefit on our loss from continuing operations to the extent these losses would be utilized from income from discontinued operations. For the years ended March 31, 2013 and 2012, we reported a smaller tax benefit on losses from continuing operations as the benefit was limited to the lower amount of income from discontinued operations for both years.

Realization of deferred tax assets depends upon future earnings, if any, the timing and amount of which are uncertain. Accordingly, we have offset our net deferred tax assets in our U.S. and UK subsidiaries, which are not more-likely-than-not to be realized, with a valuation allowance. The utilization of our net operating losses could be subject to substantial annual limitation as a result of certain future events, such as acquisition or other significant equity events, which may be deemed as a “change in ownership” under the provisions of the Internal Revenue Code of 1986, as amended, and similar state provisions. The annual limitations could result in the expiration of net operating losses and tax credits before utilization.

LIQUIDITY AND CAPITAL RESOURCES

As of March 31, 2014, we had $18.6 million in cash, of which approximately $0.9 million was held by our foreign subsidiaries and, if repatriated, would not be subject to material tax consequences. On November 15, 2013, we sold our MDMS Business assets to Rocket for a total sale price of approximately $22.0 million, subject to a $2.2 million escrow for 12 months to serve as security for our general indemnification obligations. The $18.6 million cash balance at March 31, 2014 does not include the $2.2 million amount held in escrow. In connection with the closing of the sale of our MDMS Business, we made cash payments in the aggregate amount of approximately $1.3 million for transaction related expenses. In connection with the closing of the Storycode acquisition on January 17, 2013, we subsequently incurred additional expenses associated with integration costs and other transaction-related expenses of approximately $0.2 million during the fiscal year ended March 31, 2014. We believe that our existing cash balances and cash flow from operations will be sufficient to meet our operating and capital expenditure requirements for the remainder of the fiscal year ending March 31, 2015 and through the foreseeable future. The MDMS Business represented a significant portion of our historical revenues and there can be no assurances that we will be able to replace those revenues with revenues from our retained or newly developed products quickly, or at all. For the fiscal years ended March 31, 2014, 2013, and 2012, our MDMS Business represented 51%, 71% and 71% of total net revenue, respectively.

Effective May 1, 2010, we entered into a three-year term lease for approximately 4,500 square feet of office space in Mountain View, California. Total base rent over the three-year term ending April 30, 2013 was approximately $408,000. On May 1, 2012, we amended the lease to extend the term for an additional three years through April 30, 2016, with total base rent over the additional three-year term of approximately $450,000.

Effective April 1, 2011, we entered into a 49-month term lease for approximately 7,500 square feet of office space in Portland, Oregon. Total base rent over the 49-month term is approximately $321,000.

On January 23, 2014, we entered into the Lease with The Irvine Company LLC, as landlord, relating to the space located at 2855 Michelle Drive, Suite 190, Irvine, California. Upon completion of tenant improvements, we relocated our headquarters to this new location in April 2014. The base rent over the five-year term of the Lease is approximately $7,000 per month for the first year, with annual increases to approximately $8,400 per month for the final year. Under certain circumstances, we have the option to extend the Lease for one term of either 36 months or 60 months at a base rent equal to the then prevailing market rental rate for comparable space within the same building. Our prior office space lease in Irvine, California was assigned to Rocket as part of the sale of the MDMS Business.

We had no material commitments for capital expenditures as of March 31, 2014.

Net cash used in operating activities was $7.6 million, $1.9 million, and $2.4 million for the fiscal years ended March 31, 2014, 2013, and 2012, respectively. The increase in net cash used in operating activities during the fiscal year 2014 as compared to the same period in the prior year was primarily due to higher selling and marketing expense for additional headcount, marketing campaigns, and higher research and development personnel expense relating to our mobile and social platform, and higher professional advisory, legal, and accounting services expense relating to the sale of our MDMS Business. The decrease in net cash used in operating activities during the fiscal year 2013 as compared to the same period in the prior year was primarily due to lower selling and marketing expense, lower research and development expense, and lower cost of service revenue. This decrease was mainly due to lower personnel and consulting expense as we consolidated our UK offices and streamlined the workforce in our U.S. offices. Net cash provided by investing activities was $19.6 million for the fiscal year ended March 31, 2014 due to proceeds from the sale of our MDMS Business. Net cash used in investing activities was $0.6 million and $0.1 million for the fiscal years ended March 31, 2013, and 2012, respectively. The increase in net cash used in investing activities during the fiscal year 2013 as compared to the same period in the prior year was primarily due to purchases of equipment of $0.1 million and net cash payment of approximately $0.5 million made during the quarter ended March 31, 2013 as part of the acquisition of Storycode. Net cash used in investing activities in fiscal and 2012 was due to purchases of equipment.  Net cash provided by financing activities was $0.1 million, $0.1 million, and $0.2 million for the fiscal years ended March 31, 2014, 2013, and 2012, respectively.  Net cash provided by financing activities was primarily due to proceeds derived from the exercise of stock options and issuance of common stock.

There was no outstanding line of credit during the fiscal years ended March 31, 2014 or 2013.

OFF-BALANCE SHEET ARRANGEMENTS

As of March 31, 2014, we did not have any off-balance sheet arrangements, as defined in the SEC regulations, which have or are reasonably likely to have a current or future effect on our financial condition, changes in financial condition, revenues or expenses, results of operations, liquidity, capital expenditures or capital resources that is material to investors.

NON-GAAP FINANCIAL INFORMATION

EBITDA or Adjusted EBITDA (each as defined below) should not be construed as a substitute for net income (loss) or as a better measure of liquidity than cash flow from operating activities determined in accordance with U.S. generally accepted accounting principles (“GAAP”). EBITDA and Adjusted EBITDA exclude components that are significant in understanding and assessing our results of operations and cash flows. EBITDA or Adjusted EBITDA do not represent funds available for management’s discretionary use and are not intended to represent cash flow from operations. In addition, EBITDA and Adjusted EBITDA are not terms defined by GAAP and as a result our measure of EBITDA and Adjusted EBITDA might not be comparable to similarly titled measures used by other companies.

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

Adjusted EBITDA presented below includes results from both continuing and discontinued operations. Our Adjusted EBITDA was approximately negative $6.5 million or negative 117%, negative $1.7 million or negative 44%, and negative $1.9 million or negative 51% of total net revenue for the years ended March 31, 2014, 2013, and 2012, respectively. The decrease in the Adjusted EBITDA for the fiscal year 2014 as compared to the fiscal year 2013 was mainly due to higher operating expenses as we incurred higher professional advisory, legal, and accounting services expense relating to the sale of our MDMS Business. We also incurred higher personnel cost for sales and marketing and research and development expense for our social and mobile platform as we added headcount and increased marketing campaigns. The improvement in the Adjusted EBITDA for the fiscal year 2013 as compared to the fiscal year 2012 was mainly due to lower operating expenses as the prior year included higher sales and marketing expenses for the launch of our Postano product. Fiscal year 2013 also had lower research and development expense than in fiscal year 2012 due to lower personnel cost from efforts to streamline operations in our U.S. and UK offices.  The following table reconciles Adjusted EBITDA to the GAAP reported net income (loss):

RECONCILIATION OF ADJUSTED EBITDA TO NET INCOME (LOSS)

(In thousands)

	For the Years Ended March 31,
	2014	2013	2012
Reported net income (loss)	$1,295	$(2,942)	$(3,547)
Depreciation and amortization	191	144	159
Stock-based compensation	1,293	1,049	1,280
Interest expense-net	6	6	2
Other (income) expense-net	62	(10)	62
Income tax provision	633	77	98
Gain on sale of discontinued operations	(9,926)	—	—
Adjusted EBITDA	$(6,446)	$(1,676)	$(1,946)

Our Adjusted EBITDA financial information can also be reconciled to net cash used in operating activities as follows:

RECONCILIATION OF ADJUSTED EBITDA TO NET CASH USED IN OPERATING ACTIVITIES

(In thousands)

	For the Years Ended March 31,
	2014	2013	2012
Net cash used in operating activities	$(7,562)	$(1,894)	$(2,422)
Interest expense-net	6	6	2
Other expense-net	62	(10)	62
Income tax provision	633	77	98
Change in trade accounts receivable	970	(76)	157
Change in other current assets	(258)	(17)	175
Change in accounts payable	98	108	(71)
Change in accrued liabilities	633	197	201
Change in deferred revenue	(941)	(77)	(69)
Foreign currency exchange gain (loss)	46	3	(74)
Recovery from (provision for) bad debt	(133)	7	(5)
Adjusted EBITDA	$(6,446)	$(1,676)	$(1,946)

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

Our management evaluated the effectiveness of our internal control over financial reporting using the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission in Internal Control-Integrated Framework (1992). Based on our evaluation, our management concluded that our internal control over financial reporting was effective as of March 31, 2014.

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

The following table sets forth as of March 31, 2014, the name, age, and position of the directors, the year in which they joined the Board of Directors and the year in which their term expires:

Name of Director	Age	Position	Director Since	Term Expires(1)
Richard W. Koe(5)	57	Chairman, President and Chief Executive Officer	2003	2015
Gerald F. Chew	54	Director	1998	2016
Douglas G. Marshall(2)(3)(4)	57	Director	1998	2014
Philip D. Barrett(2)(3)	57	Director	2007	2014
Douglas G. Ballinger(2)(4)	54	Director	2009	2015
Nancy M. Harvey(3)	60	Director	2011	2016

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

The following is a description of the background of each director as of March 31, 2014:

Mr. Koe was appointed Interim President and Chief Executive Office on February 26, 2009. In connection with the closing of the acquisition of Storycode in January 2013, Mr. Koe’s title was modified to eliminate the “interim” references, and he serves as our President and Chief Executive Officer. Mr. Koe joined the Board of Directors in January 2003 and has served as Chairman since December 2004. Mr. Koe has served as Managing General Partner for Astoria and Montavilla Partners, L.P., both of which are investment partnerships, and as President of ACM, since July 1991. Astoria is a large stockholder of ours, holding a significant percentage of our outstanding common stock. Mr. Koe holds a B.A. in History from the University of Oregon. Mr. Koe serves as the sole member of the Stock Committee, a subcommittee of the Board. Mr. Koe has significant executive leadership experience having served as President of ACM, and Managing General Partner for Astoria and Montavilla Partners, L.P., for over 20 years. This experience, combined with over 12 years relationship with us as a major shareholder, and over 10 years of service on our Board of Directors, including as Chairman, uniquely qualify Mr. Koe to continue to serve as our President and Chief Executive Officer, and as our director.

Mr. Chew is Managing Partner of HighWest Management LLC., a private investment firm which he cofounded in April 2014, Mr. Chew was appointed as our Senior Vice President, Corporate and Product Development in September 2011 and resigned from that position effective July 31, 2013, while remaining a member of the Board. Mr. Chew joined the Board in July 1998. From September 2003 to June 2010, Mr. Chew served as Senior Vice President at IHS, Inc. (NYSE:IHS), a leading global source of critical information and insight. From October 2003 to August 2008, Mr. Chew served as Managing Director of Bridgetown Associates LLC, an investment advisory firm. Mr. Chew served as President and Chief Operating Officer of MDSI Mobile Data Solutions Inc. (Nasdaq: MDSI), a provider of mobile workforce management solutions, from April 2001 to March 2002 and served as a director of MDSI from 1995 until April 2001. Mr. Chew holds a B.S. in Electrical Engineering from the University of California, Davis and an M.B.A. from the Tuck School of Business Administration at Dartmouth College. Mr. Chew is also an advisor to several private companies. Until joining us as an employee in September 2011, Mr. Chew served as Chairman of the Audit Committee and served on the Compensation Committee and the Nominating and Corporate Governance Committee. The Board believes Mr. Chew’s extensive senior executive experience in publicly listed technology companies, combined with his over 15 years of service as a director on our Board, qualify Mr. Chew to continue to serve as our director.

Mr. Marshall joined the Board in July 1998. Mr. Marshall is the Senior Vice President of Member Channel and Service Delivery for BECU, a financial services company, where he leads a team of 700 across its digital, physical and phone channels, as well as product management and payments areas. From July 2008 to March 2014, Mr. Marshall held senior management positions at First Tech Federal Credit Union, a financial services company, most recently as Chief Membership Officer. From November 2001 to June 2008, Mr. Marshall held senior management positions at Washington Mutual, a financial services company, most recently as Senior Vice President of Deposit Strategy and Product Management. From August 1994 to November 2001, Mr. Marshall held a number of marketing positions at Bank of America (NYSE: BAC), a financial services company, most recently as Senior Vice President of Brand Management. Mr. Marshall holds a B.A. in English from Seattle Pacific University and an M.B.A. from the University of Washington. Mr. Marshall serves on the Audit Committee, Compensation Committee and the Nominating and Corporate Governance Committee. The Board believes Mr. Marshall’s significant senior management, digital and marketing experience, combined with his over 15 years of service as a director on our Board, qualifies Mr. Marshall to continue to serve as our director.

Mr. Barrett joined the Board in November 2007. Mr. Barrett is the Chairman and co-owner of Machine Sciences Corporation, a private company he co-founded in July 2001 that specializes in the manufacturing of high precision machined parts for the aerospace and optics industries. Mr. Barrett also serves as Managing Partner of Barrett Hill Vineyards and Winery, a private company he founded in March 2005. In addition, Mr. Barrett has been a private investor since 1995. In July 1998, Mr. Barrett was appointed as a director and served as our Chairman from December 1998 until our merger with PickAx, Inc. in November 2000. From January 1995 to November 1998, Mr. Barrett served as President and Owner of Oregon Pro Sport, a company that managed professional sports teams. From January 1991 to February 1994, Mr. Barrett served as President and co-owner of Supra Products, Inc., a manufacturer of high technology access control systems that was sold to Berwind Industries and eventually to General Electric in September 1994. Mr. Barrett received his B.A. in Accounting from Seattle Pacific University and his M.B.A. from the University of Rhode Island. Mr. Barrett serves on the Audit Committee and Compensation Committee. The Board believes Mr. Barrett’s broad entrepreneurship and technology experience qualifies Mr. Barrett to continue to serve as our director.

Mr. Ballinger joined the Board in September 2009. Mr. Ballinger is Chairman of PageDNA, a privately held company based in Seattle, WA specializing in web-to-print software. Mr. Ballinger founded PageDNA in April 1997. From September 1991 to March 1997, Mr. Ballinger was a principal of Metagraphic, Inc., a Palo Alto based digital pre-media firm, and prior to that he was in sales with Pacific Lithograph Company of San Francisco. Mr. Ballinger holds a B.A. in History from Stanford University. Mr. Ballinger serves on the Compensation Committee and the Nominating and Corporate Governance Committee. The Board believes Mr. Ballinger’s executive and management experience in the technology industry qualifies Mr. Ballinger to continue to serve as our director.

Ms. Harvey joined the Board in September 2011. Ms. Harvey currently serves as an Executive-in-Residence at UChicagoTech, the Office of Technology and Intellectual Property of the University of Chicago, as Executive Director of the Institute for Entrepreneurial Studies at the University of Illinois at Chicago, and has been an independent management consultant since April 2010. From January 2008 to March 2010, Ms. Harvey served as Executive Director at Wolfram Research Inc., a developer of technical computing software and other resources, and as Chief Executive Officer of Wolfram Solutions, which provides comprehensive solutions bundling professional services and Wolfram technologies. From December 2005 to December 2007, Ms. Harvey was an independent management consultant. Ms. Harvey served as President and Chief Executive Officer of TenFold Inc. (Nasdaq and OTC Bulletin Board: TENF), a provider of enterprise software solutions and an applications development platform, from January 2001 to November 2005, as a director of TENF from January 2001 to May 2006, as Chief Financial Officer of TENF from April 2002 to November 2005, and as Chief Operating Officer of TENF from July 2000 to January 2001. From October 1997 to May 2000, Ms. Harvey served as Executive Vice President of CSC Health Care Group, a global business vertical within the Computer Sciences Corporation (NYSE:CSC). Ms. Harvey holds a B.A. in Biology and Chemistry from the College of Creative Studies of the University of California, Santa Barbara; a Ph.D. in Chemical Physics from the University of Minnesota; and an M.B.A. from the Wharton School of the University of Pennsylvania. Ms. Harvey serves as Chairperson of the Audit Committee. The Board believes Ms. Harvey’s extensive senior executive experience in publicly listed technology companies, combined with her previous directorship experience in a publicly listed technology company, qualifies Ms. Harvey to serve as our director.

Information regarding our current executive officers, under the caption “Executive Officers” in Part I hereof, is incorporated by reference into this Item 10.

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

Section 16(a) Beneficial Ownership Reporting Compliance

Section 16(a) of the Exchange Act requires our officers, directors and persons who own more than ten percent of a registered class of our equity securities to file certain reports of ownership with the SEC. To our knowledge, based solely on a review of the copies of such reports furnished to us and written representations that no other reports were required during the fiscal year ended March 31, 2014, all reports required to be filed during the fiscal year ended March 31, 2014 pursuant to Section 16(a) of the Exchange Act by directors, executive officers and 10% beneficial owners were timely filed.

Code of Ethics

We have adopted a Code of Ethics for Principal Executive and Senior Financial Officers, which is posted on our website at www.tigerlogic.com. We will post any amendments or waivers, if and when approved or granted, of our Code of Ethics on our website at www.tigerlogic.com.

ITEM 11.                                         Executive Compensation

Summary Compensation Table

The following table sets forth the compensation of our named executive officers, which consist of (i) all persons serving as the chief executive officer during the fiscal year ended March 31, 2014 and (ii) the two most highly compensated executive officers serving as such at the end of the fiscal year ended March 31, 2014, in addition to the chief executive officer.

Name and Principal Position	Year	Salary ($)(1)		Bonus ($)		Option Awards ($)(2)		All Other Compensation ($)		Total ($)
Richard W. Koe,	2014	$240,000		$—		$—		$325	(4)	$240,325
President and Chief Executive Officer	2013	240,000		40,000	(5)	—		290	(4)	280,290

Thomas Lim,	2014	200,000		190,000	(3)	62,440	(9)	271	(4)	452,711
CFO, Vice President, Finance, and Secretary	2013	200,000		40,000	(5)	34,408	(10)	242	(4)	274,650

Justin Garrity	2014	193,463	(6)	81,667	(7)	57,095	(11)	251	(4)	332,476
Senior Vice President, Postano	2013	38,542	(6)	25,000	(8)	63,545	(12)	—		127,087

(1)                   Includes base salary amounts earned in each fiscal year. Includes amounts (if any) contributed at the named executive officer’s option under our 401(k) plan.

(2)                   Amounts shown do not reflect cash compensation actually received by the named executive officers. Instead, the amounts shown reflect the grant date fair value of options awarded in the fiscal year. The assumptions used to calculate the value of the option awards are set forth in the notes to the accompanying consolidated financial statements (see Note 9, under the subheading “Stock-Based Compensation”). No shares were forfeited in any of the fiscal years presented of option awards received by the named executive officers. The material terms of each option grant are further described in the footnotes to the “Outstanding Equity Awards at Fiscal Year-End Table” below.

(3)                   Represents discretionary bonuses earned by the named executive officer in the fiscal year ended March 31, 2014 in the amounts of $150,000 paid during the fiscal year ended March 31, 2014 and $40,000 paid in April 2014.

(4)                   Represents insurance premiums paid by us with respect to life insurance for the benefit of the named executive officer.

(5)                   Represents a discretionary bonus earned by the named executive officer in the fiscal year ended March 31, 2013, but paid in May 2013.

(6)                   Mr. Garrity joined the Company through our acquisition of Storycode on January 17, 2013. Salary for fiscal year ended March 31, 2013 represents amounts from January 17, 2013 through March 31, 2013 based on an annual base salary of $185,000. Salary for fiscal year ended March 31, 2014 reflects annual base salary of $185,000 through July 2013 and an adjusted annual base salary of $200,000 effective August 2013.

(7)                   Represents discretionary bonuses earned by the named executive officer in the fiscal year ended March 31, 2014 in the amounts of $25,000 and $16,667 paid during the 2014 fiscal year, and $40,000 paid in April 2014.

(8)                   Represents a signing bonus paid to the named executive officer in the fiscal year ended March 31, 2013 in connection with our acquisition of Storycode.

(9)                   The option award for 50,000 shares was granted on April 1, 2013 at that date’s closing market price of $1.92 per share. The shares subject to the option vest monthly over a two year period, subject to Mr. Lim’s continued employment.

(10)            The option award for 25,000 shares was granted on May 1, 2012 at that date’s closing market price of $2.20 per share. The shares subject to the option vest monthly over a two year period, subject to Mr. Lim’s continued employment.

(11)            Represents the following option awards: (i) an option award for 25,000 shares was granted on August 6, 2013 at that date’s closing market price of $1.73; and (ii) an option award for 25,000 shares was granted on December 13, 2013 at that date’s closing market price of $1.74 per share. The shares subject to the options vest at a rate of 25% one year from the date of grant and 1/48 each month thereafter subject to Mr. Garrity’s continued employment.

(12)            The option award for 50,000 shares was granted on January 28, 2013 at that date’s closing market price of $1.99 per share. The shares subject to the options vest at a rate of 25% one year from the date of grant and 1/48 each month thereafter subject to Mr. Garrity’s continued employment.

Outstanding Equity Awards at Fiscal Year-End Table

The following table summarizes the outstanding equity awards held by each named executive officer as of March 31, 2014. The named executive officers did not exercise any options during the fiscal year ended March 31, 2014.

	Option Awards
Name	Number of Securities Underlying Unexercised Options (#) Exercisable(1)		Number of Securities Underlying Unexercised Options (#) Unexercisable(1)		Option Exercise Price ($)	Option Expiration Date(1)
Richard W. Koe	—		—		$—
Thomas Lim	150,000	(2)	—		3.25	5/30/2016
	100,000	(3)	—		2.70	6/12/2017
	25,000	(4)	—		2.50	9/29/2019
	25,000	(5)	—		4.23	4/11/2021
	22,916		2,084	(6)	2.20	5/1/2022
	22,916		27,084	(7)	1.92	4/1/2023
Justin Garrity	53,676		45,421	(8)	0.70	1/9/2022
	14,583		35,417	(9)	1.99	1/28/2023
	—		25,000	(10)	1.73	8/6/2023
	—		25,000	(11)	1.74	12/13/2023

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

(2)                   The option award for 150,000 shares was granted on May 30, 2006 at that date’s closing market price of $3.25 per share. The option became fully vested as of May 30, 2010.

(3)                   The option award for 100,000 shares was granted on June 12, 2007 at that date’s closing market price of $2.70 per share. The option became fully vested as of June 12, 2011.

(4)                   The option award for 25,000 shares was granted on September 29, 2009 at that date’s closing market price of $2.50 per share. The option became fully vested on September 29, 2013.

(5)                   The option award for 25,000 shares was granted on April 11, 2011 at that date’s closing market price of $4.23 per share. The shares subject to the option vest monthly over a two year period subject to Mr. Lim’s continued employment. The option became fully vested as of April 11, 2013.

(6)                   The option award for 25,000 shares was granted on May 1, 2012 at that date’s closing market price of $2.20 per share. The shares subject to the option vest monthly over a two year period subject to Mr. Lim’s continued employment. The shares become fully vested as of May 1, 2014.

(7)                   The option award for 50,000 shares was granted on April 1, 2013 at that date’s closing market price of $1.92 per share. The shares subject to the option vest monthly over a two year period subject to Mr. Lim’s continued employment.

(8)                   In connection with our acquisition of Storycode, the option award for 99,097 shares was granted on January 17, 2013 in exchange for an employee stock option to acquire 230,000 shares of Storycode common stock at an exercise price of $0.30 per share. Twenty-five percent (25%) of the shares subject to the option was vested at January 17, 2013 and an additional 2,065 shares vest monthly thereafter.

(9)                   The option award for 50,000 shares was granted on January 28, 2013 at that date’s closing market price of $1.99 per share.

(10)            The option award for 25,000 shares was granted on August 6, 2013 at that date’s closing market price of $1.73 per share.

(11)            The option award for 25,000 shares was granted on December 13, 2013 at that date’s closing market price of $1.74 per share.

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

Richard W. Koe, our Chairman and President and Chief Executive Officer, is not eligible to participate in this compensation program for so long as he is an employee of ours. From September 1, 2011 through July 31, 2013, Gerald F. Chew served as our Senior Vice President, Corporate and Product Development, and was not eligible to participate in this compensation program during that time.

The Board will annually evaluate and consider whether to maintain or modify the compensation program for the non-employee directors.

Director Compensation Table

The following table sets forth the compensation for our directors for the fiscal year ended March 31, 2014.

Name	Fees Earned or Paid in Cash ($)(1)	Option Awards ($)(2)		Total ($)
Richard W. Koe(3)	$—	$—		$—
Gerald F. Chew(4)	2,500	11,096	(5)	13,596
Douglas G. Marshall	4,500	11,096	(6)	15,596
Philip D. Barrett	4,750	11,096	(7)	15,846
Douglas G. Ballinger	4,250	11,096	(8)	15,346
Nancy M. Harvey	4,500	11,096	(9)	15,596

(1)                 Represents cash payments made to each non-employee director for attending Board and Committee meetings in the fiscal year ended March 31, 2014, in accordance with the compensation program described above.

(2)                 Amounts shown do not reflect cash compensation actually received by the directors. Instead, the amounts shown reflect the grant date fair value of options awarded in the fiscal year ended March 31, 2014. The assumptions used to calculate the value of the option awards are set forth in the notes to the accompanying consolidated financial statements (see Note 9, under the subheading “Stock-Based Compensation”). For all options awarded to directors, 100% of the shares subject to the options granted may immediately vest in the event of a Corporate Transaction, defined as any of the following transactions: (a) a merger or consolidation in which we are not the surviving entity, except for a transaction the principal purpose of which is to change the state in which we are incorporated; (b) the sale, transfer or other disposition of all or substantially all of our assets (including the capital stock of subsidiary corporations); (c) approval by our stockholders of any plan or proposal for our complete liquidation or dissolution; (d) any reverse merger in which we are the surviving entity but in which securities possessing more than fifty percent (50%) of the total combined voting power of our outstanding securities are transferred to a person or persons different from those who held such securities immediately prior to such merger; or (e) acquisition by any person or related group of persons (other than us or by an employee benefit plan sponsored by us) of beneficial ownership (within the meaning of Rule 13d-3 of the Exchange Act) of securities possessing more than fifty percent (50%) of the total combined voting power of our outstanding securities.

(3)                 Mr. Koe’s security ownership is described in Item 12 hereof.

(4)                 Mr. Chew served as our Senior Vice President, Corporate and Product Development from September 1, 2011 until July 31, 2013 and was not eligible to participate in our director compensation program during that period.

(5)                 Corresponds to an option grant on February 28, 2014 for 10,000 shares that vest monthly over three years, subject to Mr. Chew’s continued service. Mr. Chew held a total of 460,000 outstanding option awards as of March 31, 2014.

(6)                 Corresponds to an option grant on February 28, 2014 for 10,000 shares that vest monthly over three years, subject to Mr. Marshall’s continued service. Mr. Marshall held a total of 180,000 outstanding option awards as of March 31, 2014.

(7)                 Corresponds to an option grant on February 28, 2014 for 10,000 shares that vest monthly over three years, subject to Mr. Barrett’s continued service. Mr. Barrett held a total of 90,000 outstanding option awards as of March 31, 2014. Mr. Barrett’s security ownership is described further in Item 12 hereof.

(8)                 Corresponds to an option grant on February 28, 2014 for 10,000 shares that vest monthly over three years, subject to Mr. Ballinger’s continued service. Mr. Ballinger held a total of 90,000 outstanding option awards as of March 31, 2014.

(9)                 Corresponds to an option grant on February 28, 2014 for 10,000 shares that vest monthly over three years, subject to Ms. Harvey’s continued service. Ms. Harvey held a total of 70,000 outstanding option awards as of March 31, 2014.

ITEM 12.                                         Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters

The following table sets forth, as of May 31, 2014, certain information with respect to the beneficial ownership of our voting securities by (i) any person (including any “group” as that term is used in Section 13(d)(3) of the Exchange Act) known by us to be the beneficial owner of more than five percent (5%) of any class of our voting securities, (ii) each director, (iii) each of the named executive officers, and (iv) all of our current directors and executive officers as a group. As of May 31, 2014, there were 30,131,876 shares of issued and outstanding common stock. In computing the number and percentage of shares beneficially owned by a person, shares of common stock subject to options currently exercisable, or exercisable within sixty (60) days of May 31, 2014, are counted as outstanding, but these shares are not counted as outstanding for computing the percentage ownership of any other person.

Name and Address(1)	Number of Shares of Common Stock	Percent of Total Common Stock
5% Stockholders
Richard W. Koe(2)	14,959,556	49.65%
Astoria Capital Partners L.P.(3)	14,894,956	49.43%
Directors and Named Executive Officers
Philip D. Barrett(4)	358,842	1.19%
Gerald F. Chew(5)	393,610	1.29%
Douglas G. Marshall(6)	187,440	*
Douglas G. Ballinger(7)	73,610	*
Nancy M. Harvey (8)	51,387	*
Thomas Lim(9)	359,150	1.18%
Justin Garrity(10)	82,222	*
All directors and executive officers as a group (8 persons)(11)	16,465,817	52.62%

*                         Represents less than 1.0%

(1)                 Except as otherwise indicated below, we believe the persons whose names appear in the table above have sole voting and investment power with respect to all shares of stock shown as beneficially owned by them, subject to applicable community property laws. Unless otherwise indicated below, the address of each beneficial owner listed in the table is c/o TigerLogic Corporation, 2855 Michelle Drive, Suite 190, Irvine, California 92606.

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

(3)                 The principal address of Astoria is 2316 SE Clatsop St., Milwaukie, Oregon 97202.

(4)                 Shares above consist of: (i) 209,141 shares of common stock owned by the Philip and Debra Barrett Charitable Trust; (ii) 29,141 shares of common stock owned by the Philip Barrett Family Charitable Trust; (iii) options to purchase 73,610 shares of common stock exercisable within 60 days of May 31, 2014 held by Mr. Barrett; and (iv) 46,950 shares of common stock held in trusts for the benefit of Mr. Barrett’s children as to which Mr. Barrett shares investment power and disclaims beneficial ownership.

(5)                 Shares above include options to purchase 363,610 shares of common stock exercisable within 60 days of May 31, 2014, held by Mr. Chew.

(6)                 Shares above include options to purchase 163,610 shares of common stock exercisable within 60 days of May 31, 2014, held by Mr. Marshall.

(7)                 Shares above include options to purchase 73,610 shares of common stock exercisable within 60 days of May 31, 2014, held by Mr. Ballinger.

(8)                 Shares above include options to purchase 51,387 shares of common stock exercisable within 60 days of May 31, 2014, held by Ms. Harvey.

(9)                 Shares above include options to purchase 356,250 shares of common stock exercisable within 60 days of May 31, 2014, held by Mr. Lim.

(10)          Shares above include options to purchase 80,684 shares of common stock exercisable within 60 days of May 31, 2014, held by Mr. Garrity.

(11)          Shares above include an aggregate of 1,162,761 shares of common stock issuable upon exercise of options exercisable within 60 days of May 31, 2014.

Information Regarding Equity Compensation Plans

All of our equity compensation plans have been approved by our stockholders. Our equity compensation plans and activities are more fully discussed in the notes to the consolidated financial statements in Item 8 of this Annual Report on Form 10-K.

Equity Compensation Plan Information

	March 31, 2014
Plan Category	Number of securities to be issued upon exercise of outstanding options, warrants and rights		Weighted-average exercise price of outstanding options, warrants and rights	Number of securities remaining available for future issuance under equity compensation plans (excluding securities reflected in column (a))
	(a)		(b)	(c)
Equity compensation plans approved by security holders	3,409,433	(1)	$2.41	5,221,042	(2)
Equity compensation plans not approved by security holders	N/A		N/A	N/A
Total	3,409,433			5,221,042

(1)                 Represents shares of common stock that may be issued pursuant to outstanding options granted under the following plans: 501,500 shares under the 1999 Stock Option Plan (“1999 Plan”) and 2,907,933 shares under the 2009 Equity Incentive Plan (“2009 Plan”). On February 25, 2009, at the 2009 Annual Meeting, our stockholders approved the 2009 Plan; following which the 1999 Plan was terminated, except as to options then issued and outstanding.

(2)                 Represents shares of common stock that may be issued pursuant to options available for future grant under the following plans: 4,942,242 shares under the 2009 Plan and 278,800 shares of common stock available for purchase by employees under the 2011 Amended and Restated Employee Stock Purchase Plan. Included in the 2009 Plan is the provision for the annual automatic share reserve increase on the last day of each fiscal year in an amount equal to the lesser of (a) 3% of our total outstanding shares on the last day of our fiscal year, (b) 2,000,000, or (c) such lesser amount as determined in the sole and absolute discretion of the Board. On March 31, 2014, 903,517 shares (equivalent to 3% of our total outstanding shares on March 31, 2014) were added to the 2009 Plan reserve balance under the annual automatic share increase provisions; this increase is included in the 2009 Plan available shares balance above.

ITEM 13.                                         Certain Relationships and Related Transactions, and Director Independence

The amended and restated employment and severance agreement between us and Mr. Lim, and the amended and restated employment and severance agreement between us and Mr. Koe may be found under the caption “Employment Contracts and Termination of Employment and Change-in-Control Arrangements” in Item 11 hereof.

On January 17, 2013 and upon the closing of the acquisition of Storycode, we assumed the employment and severance agreement, as amended, between Storycode and James McDermott. Mr. McDermott was our former Senior Vice President, Mobile and Social and resigned from the Company on May 31, 2013. This agreement provided Mr. McDermott with base compensation of $200,000 per year and eligibility for certain bonus payments, including a signing bonus of $45,000 payable in two installments, first of which was paid. No additional amounts are payable to Mr. McDermott.

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

The Board has determined that all of its directors, other than Mr. Koe and Mr. Chew, are “independent” for purposes of the applicable SEC rules and regulations and the applicable Nasdaq listing standards. Mr. Chew was an “independent” director prior to joining the Company as an employee in September 2011. Mr. Chew resigned from his position as an officer of the Company effective July 31, 2013. Until January 17, 2013, the Company relied on the “Controlled Company” exemption set forth in Rule 5615(c)(2) of the Nasdaq listing standards because Mr. Koe served on both the Compensation Committee and the Nominating and Corporate Governance Committee. The Company was a “Controlled Company” as defined in such Rule because more than 50% of the voting power of the Company was held by Astoria. Following the closing of the Company’s acquisition of Storycode on January 17, 2013, Astoria no longer holds more than 50% of the voting power of the Company. Accordingly, Mr. Koe resigned from both the Compensation Committee and the Nominating and Corporate Governance Committee effective upon the closing of the acquisition of Storycode. Effective January 17, 2013, Mr. Barrett was appointed Chairman of the Compensation Committee and Mr. Marshall was appointed Chairman of the Nominating and Corporate Governance Committee. The Board has determined that the members of the Audit Committee and the Compensation Committee are “independent” for purposes of the applicable rules and regulations of the SEC and the applicable Nasdaq listing standards.

ITEM 14.                                         Principal Accounting Fees and Services

The following table presents the aggregate fees billed for the indicated services performed by KPMG LLP related to the 2014 and 2013 fiscal years (in thousands):

	2014	2013
Audit Fees	$734	$651
Audit-Related Fees	—	—
Tax Fees	13	9
All Other Fees	—	—
Total	$747	$660

Audit Fees. Audit Fees relate to professional services rendered in connection with the audit of our annual financial statements, quarterly review of financial statements included in our 10-Q, and audit services provided in connection with other statutory and regulatory filings.

Audit-Related Fees. Audit-related fees include assurance and related services that are reasonably related to the performance of the audit or review of our financial statements, but which are not reported under “Audit Fees”. We did not incur any “Audit-Related Fees” in the fiscal years ended March 31, 2014 and 2013.

Tax Fees. Tax Fees include professional services related to tax compliance, tax advice and tax planning and transfer pricing consultation, including the preparation of federal and state tax returns.

All Other Fees. All other fees consist of fees billed for all other products and services. We did not incur any “All Other Fees” in the fiscal years ended March 31, 2014 and 2013.

The Audit Committee pre-approved all of the services provided by KPMG LLP in fiscal years 2014 and 2013. Pursuant to the Audit Committee Charter, the Audit Committee must pre-approve audit and non-audit services to be provided to us by the independent auditor, or subsequently approve non-audit services in those circumstances where a subsequent approval is necessary and permissible.

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

ITEM 15.                                         Exhibits and Financial Statement Schedules

(a)(1) Financial Statements

The following documents are filed as a part of the report:

Report of Independent Registered Public Accounting Firm

Consolidated Balance Sheets as of March 31, 2014 and 2013

Consolidated Statements of Comprehensive Income (Loss) for the fiscal years ended March 31, 2014, 2013 and 2012

Consolidated Statements of Cash Flows for the fiscal years ended March 31, 2014, 2013 and 2012

Consolidated Statements of Stockholders’ Equity for the fiscal years ended March 31, 2014, 2013 and 2012

Notes to Consolidated Financial Statements

(a) (2) Financial Statement Schedules

None

(b) Exhibits

Exhibit	Description

2.1

Asset Purchase Agreement, dated October 16, 2013, by and between the Registrant and Rocket Software, Inc. (included as Exhibit 2.1 the Registrant’s Form 8-K filed with the Commission on October 18, 2013 and incorporated herein by reference).

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

10.3

Lease, dated January 23, 2014, between Registrant and The Irvine Company (included as Exhibit 10.16 to the Registrant’s Form 8-K filed with the Commission on January 28, 2014 and incorporated herein by reference).

10.4

Rights Assignment and Release Agreement dated January 10, 2014 (included as Exhibit 10.15 to the Registrant’s Form 8-K filed with the Commission on January 15, 2014 and incorporated herein by reference).

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

Exhibit	Description

10.8*	2011 Amended and Restated Employee Stock Purchase Plan (included as Exhibit 10.9 to the Registrant’s Form 10-K filed with the Commission on June 26, 2012 and incorporated herein by reference).

10.9*

Employment Agreement, dated January 9, 2012, by and between Storycode, Inc. and James McDermott, as amended by the First Amendment to Employment Agreement, dated as of January 17, 2013, by and between Storycode, Inc. and James McDermott (included as Exhibit 10.18 to the Registrant’s Form 10-Q filed with the Commission on February 12, 2013 and incorporated herein by reference).

10.10

Agreement and Plan of Merger, dated December 27, 2012, by and between the Registrant, Storycode, Inc., TLSC Merger Sub, Inc. and Jon Maroney (included as Exhibit 10.1 to the Registrant’s Form 8-K filed with the Commission on December 28, 2012 and incorporated herein by reference).

10.11

Amendment to Agreement and Plan of Merger, dated January 17, 2013, by and between the Registrant, Storycode, Inc., TLSC Merger Sub, Inc. and Jon Maroney (included as Exhibit 10.1 to the Registrant’s Form 8-K filed with the Commission on January 18, 2013 and incorporated herein by reference).

10.12*

Separation Agreement, dated June 3, 2013, by and between the Registrant and Gerald S. Chew (included as Exhibit 10.14 to the Registrant’s Form 10-Q filed with the Commission on August 9, 2013 and incorporated herein by reference).

21.1	Subsidiaries of the Registrant (included as Exhibit 21.1 to the Registrant’s Form 10-K filed with the Commission on July 11, 2013 and incorporated herein by reference).

23.1	Consent of Independent Registered Public Accounting Firm.

24.1	Power of Attorney (included in the signature page and incorporated herein by reference).

31.1	Certification of Chief Executive Officer Pursuant to Rule 13a-14(a)/15d-14(a), as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	Certification of Chief Financial Officer Pursuant to Rule 13a-14(a)/15d-14(a), as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1	Certification of Chief Executive Officer and Chief Financial Officer Pursuant to 18 U.S.C. 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

101.INS†	XBRL Instance Document

101.SCH†	XBRL Taxonomy Extension Schema Document

101.CAL†	XBRL Taxonomy Extension Calculation Linkbase Document

101.DEF†	XBRL Taxonomy Extension Definition Linkbase Document

101.LAB†	XBRL Taxonomy Extension Label Linkbase Document

101.PRE†	XBRL Taxonomy Extension Presentation Linkbase Document

*          Indicates management contracts or compensatory plans and arrangements filed pursuant to Item 601 of Regulation S-K under the Exchange Act.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Date: June 27, 2014	TIGERLOGIC CORPORATION

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

Signatures	Title	Date

/s/ RICHARD W. KOE	Director, President and
Richard W. Koe	Chief Executive Officer (Principal
	Executive Officer)	June 27, 2014

/s/ THOMAS LIM	Chief Financial Officer (Principal
Thomas Lim	Financial and Accounting Officer)	June 27, 2014

/s/ GERALD F. CHEW
Gerald F. Chew	Director	June 27, 2014

/s/ NANCY HARVEY
Nancy Harvey	Director	June 27, 2014

/s/ DOUGLAS G. MARSHALL
Douglas G. Marshall	Director	June 27, 2014

/s/ PHILIP D. BARRETT
Philip D. Barrett	Director	June 27, 2014

/s/ DOUGLAS G. BALLINGER
Douglas G. Ballinger	Director	June 27, 2014

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

The Board of Directors and Stockholders

TigerLogic Corporation:

We have audited the accompanying consolidated balance sheets of TigerLogic Corporation and subsidiaries as of March 31, 2014 and 2013, and the related consolidated statements of comprehensive income (loss), cash flows, and stockholders’ equity for each of the years in the three-year period ended March 31, 2014. These consolidated financial statements are the responsibility of TigerLogic Corporation’s management. Our responsibility is to express an opinion on these consolidated financial statements based on our audits.

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

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of TigerLogic Corporation and subsidiaries as of March 31, 2014 and 2013, and the results of their operations and their cash flows for each of the years in the three-year period ended March 31, 2014, in conformity with U.S. generally accepted accounting principles.

/s/ KPMG LLP

Santa Clara, California
June 27, 2014

TIGERLOGIC CORPORATION AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS

(In thousands, except per share data)

	March 31,	March 31,
	2014	2013
ASSETS
Current assets:
Cash	$18,602	$6,465
Trade accounts receivable, less allowance for doubtful accounts of $43 in 2014 and $24 in 2013	934	575
Receivable from sale of MDMS business	2,200	—
Other current assets	553	561
Current assets of discontinued operations	—	411
Total current assets	22,289	8,012

Property, furniture and equipment, net	575	459
Goodwill	18,183	18,183
Intangible assets, net	510	593
Deferred tax assets	109	228
Other assets	73	111
Noncurrent assets of discontinued operations	—	13,565
Total assets	$41,739	$41,151

LIABILITIES AND STOCKHOLDERS’ EQUITY

Current liabilities:
Accounts payable	$349	388
Accrued liabilities	1,892	1,240
Deferred revenue	1,599	948
Current liabilities of discontinued operations	—	3,448
Total current liabilities	3,840	6,024

Other long-term liabilities	122	103
Other long-term liabilities of discontinued operations	—	34
Total liabilities	3,962	6,161

Commitments and contingencies

Stockholders’ equity:
Series A convertible preferred stock: $1.00 par value; 5,000,000 shares authorized; none issued or outstanding at March 31, 2014 and 2013	—	—
Common stock: $0.10 par value; 100,000,000 shares authorized; 30,117,234 and and 29,931,248 issued and outstanding as of March 31, 2014 and 2013, respectively	3,012	2,993
Additional paid-in-capital	142,848	141,478
Accumulated other comprehensive income	2,360	2,257
Accumulated deficit	(110,443)	(111,738)
Total stockholders’ equity	37,777	34,990

Total liabilities and stockholders’ equity	$41,739	$41,151

See accompanying notes to the consolidated financial statements.

TIGERLOGIC CORPORATION AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (LOSS)

(In thousands except per share data)

	For the years Ended March 31,
	2014	2013	2012

Net revenues:
Licenses	$2,264	$2,090	$2,153
Services	3,226	1,687	1,676
Total net revenues	5,490	3,777	3,829
Operating expenses:
Cost of license revenues	19	5	6
Cost of license revenues-amortization of intangible assets	76	15	—
Cost of service revenues	638	355	356
Cost of service revenues-revenue sharing agreement	1,000	—	—
Selling and marketing	5,918	3,979	4,497
Research and development	4,441	3,698	4,574
General and administrative	4,350	3,728	3,592
Acquisition related costs	209	288	—
Total operating expenses	16,651	12,068	13,025
Operating loss from continuing operations	(11,161)	(8,291)	(9,196)
Other income (expense):
Interest expense-net	(6)	(6)	(2)
Other income (expense)-net	(62)	10	(62)
Total other income (expense)-net	(68)	4	(64)
Loss before income taxes from continuing operations	(11,229)	(8,287)	(9,260)
Income tax benefit	(3,965)	(2,012)	(2,168)
Net loss from continuing operations	(7,264)	(6,275)	(7,092)
Discontinued operations:
Income from discontinued operations, net of tax	2,641	3,333	3,545
Gain on sale of discontinued operations, net of tax	5,918	—	—
Income from discontinued operations	8,559	3,333	3,545
Net income (loss)	$1,295	$(2,942)	$(3,547)
Other comprehensive income (loss):
Foreign currency translation adjustments	103	(47)	(8)
Total comprehensive income (loss)	$1,398	$(2,989)	$(3,555)

Basic and diluted net income (loss) per share:
Loss from continuing operations	$(0.24)	$(0.22)	$(0.25)
Income from discontinued operations	$0.28	$0.12	$0.13
Net income (loss)	$0.04	$(0.10)	$(0.12)

Shares used in computing net loss from continuing operations per share, income from discontinued operations per share, and net income (loss) per share	30,255	28,548	28,146

See accompanying notes to the consolidated financial statements.

TIGERLOGIC CORPORATION AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS

(In thousands)

	For the Years Ended March 31
	2014	2013	2012

Cash flows from operating activities:
Net income (loss)	$1,295	$(2,942)	$(3,547)
Gain on sale of discontinued operations	(9,926)	—	—
Adjustments to reconcile net income (loss) to net cash used in operating activities:
Depreciation and amortization of long-lived assets	191	144	159
Provision for (recovery from) bad debt	133	(7)	5
Stock-based compensation expense	1,293	1,049	1,280
Change in deferred tax assets	120	89	98
Foreign currency exchange (gain) loss	(46)	(3)	74
Change in operating assets and liabilities, net of discontinued operations:
Trade accounts receivable	(970)	76	(157)
Other current assets	138	(72)	(175)
Accounts payable	(98)	(108)	71
Accrued liabilities	(633)	(197)	(299)
Deferred revenue	941	77	69
Net cash used in operating activities	(7,562)	(1,894)	(2,422)

Cash flows from investing activities:
Business acquistion, net of cash received	—	(490)	—
Purchases of property, plant and equipment	(183)	(81)	(76)
Proceeds from sale of discontinued operations	19,800	—	—
Net cash provided by (used in) investing activities	19,617	(571)	(76)

Cash flows from financing activities:
Proceeds from exercise of stock options	59	24	87
Proceeds from issuance of common stock	37	47	85
Net cash provided by financing activities	96	71	172

Effect of exchange rate changes on cash	(14)	(59)	(110)

Net increase (decrease) in cash	12,137	(2,453)	(2,436)
Cash at beginning of the period	6,465	8,918	11,354
Cash at end of the period	$18,602	$6,465	$8,918

Supplemental disclosures:
Cash paid for income taxes	$488	$148	$879
Non-cash investing activities:
Issuance of common stock and stock options assumed in business acquisition	—	$5,095	—

See accompanying notes to the consolidated financial statements.

TIGERLOGIC CORPORATION AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY

For the Years Ended March 31, 2014, 2013 and 2012

(In thousands, except share amounts)

				Accumulated
			Additional	Other
	Common Stock		Paid-In	Comprehensive	Accumulated	Stockholders’
	Shares	Amount	Capital	Income	Deficit	Equity
Balances March 31, 2011	28,101,991	$2,810	$133,995	$2,312	$(105,249)	$33,868
Stock option and purchase plan issuances	81,478	8	163	—	—	171
Stock-based compensation	—	—	1,280	—	—	1,280
Net loss	—	—	—	—	(3,547)	(3,547)
Foreign currency translation adjustments	—	—	—	(8)	—	(8)
Balances March 31, 2012	28,183,469	$2,818	$135,438	$2,304	$(108,796)	31,764
Stock option and purchase plan issuances	51,450	5	66	—	—	71
Common stock issued and issuable for acquired business	1,696,329	170	3,976	—	—	4,146
Stock options assumed for acquired business	—	—	949	—	—	949
Stock-based compensation	—	—	1,049	—	—	1,049
Net loss	—	—	—	—	(2,942)	(2,942)
Foreign currency translation adjustments	—	—	—	(47)	—	(47)
Balances March 31, 2013	29,931,248	2,993	141,478	2,257	(111,738)	34,990
Stock option and purchase plan issuances	185,986	19	77	—	—	96
Stock-based compensation	—	—	1,293	—	—	1,293
Net loss	—	—	—	—	1,295	1,295
Foreign currency translation adjustments	—	—	—	103	—	103
Balances March 31, 2014	30,117,234	$3,012	$142,848	$2,360	$(110,443)	$37,777

See accompanying notes to the consolidated financial statements.

TIGERLOGIC CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

1. Organization

TigerLogic Corporation’s (the “Company”) principal business is: 1) the design, development, sale, and support of rapid application development (“RAD”) software known as Omnis; 2) a hosted social media visualization platform known as Postano; 3) Internet search enhancement tools known as yolink; and 4) the design, development, and hosting of mobile applications and digital publishing solutions known as Storycode. The Company’s Omnis RAD software tools are sold to in-house corporate development teams, commercial application developers, system integrators, independent software vendors, value added resellers and independent consultants. The Company’s yolink and Postano product lines are targeted to customers ranging from companies to bloggers and individuals active in social media. The Company’s Storycode business designs and hosts mobile applications for publishers and media companies, and designs and develops interactive digital books, magazines and marketing materials for a variety of industries. In addition to computer software products, the Company provides continuing maintenance and customer support and, to a lesser extent, professional services and training.

On November 15, 2013, the Company completed the sale of its assets dedicated to the multidimensional database management system (“MDMS”) and related connectivity products known as the MDMS family of products, including D3, mvBase, mvEnterprise and the Pick connectivity products (the “MDMS Business”), and the related underlying enterprise resource planning (“ERP”) platform required to support the MDMS Business, to Rocket Software, Inc. (“Rocket”). As a result of this divestiture, the historical results of the MDMS Business has been reclassified and presented as discontinued operations for all periods presented. See Note 4 for additional information related to the disposition of the MDMS Business.

2. Reclassification Adjustment

During the year ended March 31, 2014, the Company corrected an error in the classification of its hosting services revenues to reclassify the revenues from licenses to services revenues.  The Company also corrected the classification of related hosting service costs to reclassify the costs from research and development to cost of service revenue. Management has evaluated the materiality of the reclassification adjustments in fiscal 2013 and on each of the quarterly and year-to-date periods during the nine months ended December 31, 2013 both quantitatively and qualitatively and concluded that the errors were immaterial in each of the prior periods.

The Company has revised the accompanying consolidated statement of comprehensive loss for the year ended March 31, 2013 to 1) decrease license revenue by approximately $237,000 and increase services revenue by the same amount, and 2) decrease research and development costs by approximately $109,000 and increase cost of service revenue by the same amount. The Company also revised the presentation of revenues and costs during each of the quarters during the nine months ended December 31, 2013, as follows (in thousands):

	Quarter Ended			Fiscal Year Ended
	June 30, 2013	September 30, 2013	December 31, 2013	March 31, 2013
As orginally reported:
(adjusted for sale of MDMS business)
Licenses	$913	$937	$912	$2,327
Services	454	580	530	1,450
Total net revenues	$1,367	$1,517	$1,442	$3,777

Operating expenses:
Cost of service revenue	$100	$106	$103	$246
Research and development	$1,026	$1,121	$1,234	$3,806

As corrected:
Licenses	$649	$616	$591	$2,090
Services	718	901	851	1,687
Total net revenues	$1,367	$1,517	$1,442	$3,777

Operating expenses:
Cost of service revenue	$127	$137	$159	$355
Research and development	$999	$1,090	$1,178	$3,697

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

Revenue Recognition-Revenue attributable to an element in a customer arrangement is recognized when persuasive evidence of an arrangement exists, delivery has occurred, the fee is fixed or determinable, and collectability is probable. If, at the outset of the customer arrangement, the Company determines that the arrangement fee is not fixed or determinable, the Company defers the revenue and recognize the revenue when the arrangement fee becomes due and payable. The Company does not have price protection programs or conditional acceptance agreements, and sales of its products are made without right of return.

For contracts with multiple software and software-related elements, the Company recognizes revenue for the delivered elements, generally software licenses, using the residual value method when vendor-specific objective evidence (VSOE) of fair value exists for all undelivered elements, consisting primarily of post-contract customer support (PCS).  PCS is recognized ratably over the support term.

For hosted software subscription arrangements, services revenue is recognized ratably over the subscription period. The Company also has services revenue consisting of consulting and training services that are either recognized as the services are performed or upon the completion of the services depending on the nature of the services.  When subscription arrangements involve multiple elements that qualify as separate units of accounting, the Company allocates arrangement consideration to all deliverables based on the relative stand-alone selling price method in accordance with the selling price hierarchy, which includes: (i) VSOE if available; (ii) third-party evidence (TPE) if VSOE is not available; and (iii) best estimate of selling price (BESP) if neither VSOE nor TPE is available.  Revenue allocated to each deliverable, limited to the amount not contingent on future performance, is then recognized when the basic revenue recognition criteria are met for the respective deliverables.

The Company determines whether VSOE can be established based on its historical pricing and discounting practices for the specific deliverable when sold separately.  In determining VSOE, the Company requires that a substantial majority of the selling prices fall within a reasonably narrow pricing range.  The Company has established VSOE for its PCS included in its software arrangements, but have not yet been able to establish VSOE for its subscription or other services.

When VSOE cannot be established for its subscription and other services, the Company applies judgment with respect to whether it can establish a selling price based on TPE.  TPE is determined based on third party pricing practices for similar deliverables when sold separately.  Generally, the Company’s pricing strategy differs from that of its peers and its offerings contain a significant level of differentiation such that the comparable pricing of services with similar functionality cannot be obtained.  Furthermore, the Company is unable to reliably determine what similar competitors services’ selling prices are on a stand-alone basis.  As a result, the Company has not been able to establish selling prices based on TPE.

When the Company is unable to establish a selling price for its subscription and other services using VSOE or TPE, the Company uses BESP in its allocation of arrangement consideration.  The objective of BESP is to determine the price at which the Company would transact a sale if the respective elements were sold on a stand-alone basis.  The Company estimates BESP for services by considering multiple factors including, but not limited to, prices charged for similar offerings, market conditions, competitive landscape, costs of providing the services, and its overall pricing practices.  The Company currently uses BESP in order to allocate the selling price to its deliverables in multiple element subscription arrangements.

Cost of License and Service Revenue-Cost of license revenue is comprised of direct costs associated with software license sales including software packaging, documentation, physical media costs, amortization of intangible assets, and royalties. Cost of service revenue includes primarily data center hosting and personnel costs related to data center hosting, consulting, technical support, and training. Other costs specifically identifiable to the revenue source have been classified accordingly.

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

Account balances are charged off against the allowance after all means of collection have been exhausted and the potential for recovery is considered remote. The Company does not have any off-balance sheet credit exposure related to its customers.

Property, Furniture and Equipment-Property, furniture, and equipment are stated at historical cost. Depreciation and amortization are computed on a straight-line basis over the estimated useful lives of the assets, which range from two to five years. Leasehold improvements are amortized on a straight-line basis over the shorter of the lease term or the estimated useful lives of the assets.

Software Development Costs-Costs for the development of new software products and substantial enhancements to existing software products are expensed as incurred until technological feasibility has been established, at which time any additional costs would be capitalized until the software is available for general release to customers. The Company does not currently have any internal software development costs capitalized because software is available for general release concurrently with the establishment of technological feasibility.

Costs for the development of internal use software in the preliminary stages of development are expensed as incurred.  Once an internal use application has reached the development stage, if: (1) the costs are direct and incremental and (2) management has determined that it is probable that the project will be completed and the software will be used to perform the function intended, internal and external costs are capitalized until the application is substantially complete and ready for its intended use.  No internal use software development costs have been capitalized to date.  These costs are included as research and development expenses.

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

Net Income (Loss) Per Share-Basic and diluted loss per share is computed using the net loss and the weighted average number of common shares outstanding during the period. Potential dilutive common shares include, for all of the periods presented, outstanding stock options and contingently issuable shares. There were 3,758,426, 4,612,361, and 3,126,177 outstanding options to purchase shares of the Company’s common stock and contingently issuable shares as of March 31, 2014, 2013, and 2012, respectively, that were not included in the computation of diluted loss per share because their effect would have been anti-dilutive.

Concentration of Credit Risk-The Company provides marketing services through its social media platform hosting and services, and digital publishing services. In addition, the Company also provides software licenses and support, primarily through distributors, resellers, and developers. Our customers are in diversified industries worldwide. On an ongoing basis, the Company performs credit evaluations of its customer’s financial condition and generally requires no collateral. No single customer accounted for more than 10% of revenues during any of the periods presented.

Foreign Currency Translation-The local currency is used as the functional currency for purposes of translating the financial statements of the Company’s foreign subsidiaries into the reporting currency. Assets and liabilities of these subsidiaries are translated at the exchange rate in effect at each period end. Income statement accounts are translated at the average rate of exchange prevailing during the year. Translation adjustments arising from the use of differing exchange rates from period to period are included in accumulated other comprehensive income (loss) in stockholders’ equity. Gains and losses resulting from foreign currency transactions are included in other income (expense). Through November 2009, the British Pound was weakening against the U.S. Dollar, creating a foreign exchange gain for the Company related to a significant intercompany outstanding balance denominated in British Pound. Beginning in December 2009, foreign exchange gains and losses on the outstanding intercompany balance denominated in British Pound are being accumulated in a separate component of equity based on the Company’s determination that the settlement of this intercompany balance is not planned or anticipated in the foreseeable future.

The Company’s revenues generated through its offices located outside of the United States were approximately 49%, 61% and 68% of total revenue for the fiscal years ended March 31, 2014, 2013 and 2012, respectively.

Comprehensive Income (Loss)-Comprehensive income (loss) encompasses all changes in equity other than those with stockholders and consists of net income (loss) and foreign currency translation adjustments. For the subsidiaries located in Germany and United Kingdom, the Company does not provide for U.S. income taxes on foreign currency translation adjustments because it does not provide for such taxes on undistributed earnings of these foreign subsidiaries. For its French subsidiary, the Company provides for U.S. taxes on foreign currency translation adjustments.

Use of Estimates-The preparation of the financial statements in conformity with accounting principles generally accepted in the United States requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities, the disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Specifically, the application of the purchase method of accounting for business combinations requires the use of significant estimates and assumptions in the determination of the fair value of assets acquired and liabilities assumed in order to properly allocate the purchase price consideration between depreciable assets, assumed liabilities, intangibles, and goodwill. The Company’s estimates of the fair values of assets and liabilities acquired are based upon assumptions the Company believes to be reasonable and include assistance from independent third-party appraisal firms. When equity instruments are issued as part of the purchase price consideration, the Company measures them at fair value as of the date of the acquisition. Actual results could differ from those estimates.

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

Recent Accounting Pronouncement-In May 2014, the Financial Accounting Standard Board issued Accounting Standards Update (ASU) No. 2014-09, Revenue from contracts with Customers (Topic 606) which provides guidance for revenue recognition. This ASU affects any entity that either enters into contracts with customers to transfer goods or services or enters into contracts for the transfer of non-financial assets. This ASU will supersede the revenue recognition requirements in Topic 605, Revenue Recognition, and most industry-specific guidance. This ASU also supersedes some cost guidance included in Subtopic 605-35, Revenue Recognition-Construction-Type and Production-Type Contracts. The core principle of the guidance is that an entity should recognize revenue to depict the transfer of promised goods or services to customers in an amount that reflects the consideration to which the entity expects to be entitled in exchanged for those goods or services. The standard is effective for annual reporting periods beginning after December 15, 2016, including interim periods within that reporting period. The Company is currently assessing the expected impact of the ASU on its financial position and results of operations.

4.              Discontinued Operations - Business Divestiture

Over the last several years, the Company began to shift its strategy to focus primarily on growth opportunities in the mobile and social media industries.  Consistent with this strategy, on November 15, 2013, the Company completed the sale of the MDMS Business, and the related underlying enterprise resource planning (“ERP”) platform required to support the MDMS Business, to Rocket for a total sale price of approximately $22.0 million (the “Sale”), of which approximately $19.8 million was received at closing and approximately $2.2 million is being held by a third party escrow agent for 12 months to serve as security for the Company’s general indemnification obligations. As a result of this divestiture, the historical results of the MDMS Business has been reclassified and presented as discontinued operations for all periods presented.  Also, in connection with, and effective on, the closing of the Sale, the Company assigned to Rocket its Lease Agreement with The Irvine Company, dated November 9, 2004, as amended by the First Amendment thereto dated December 7, 2009. The lease was for approximately 15,000 square feet of office space in Irvine, California and ran through October 2015.  Rocket had agreed to allow the Company to continue to occupy a portion of the space until April 2014 when the Company relocated to a new facility to accommodate the personnel previously employed at the premises and continuing with the Company following the Sale.

In connection with the Sale, the parties also entered, at closing, into several ancillary and related agreements, including a transition services agreement designed to facilitate the transition of the MDMS Business to Rocket and minimize disruptions to the Company’s retained businesses, and an intellectual property license agreement, which will permit Rocket to use certain intellectual property owned by the Company and will permit the Company to use certain intellectual property owned by Rocket following the Sale. The costs of providing these services were considered immaterial and therefore were not included in discontinued operations on the statements of comprehensive income (loss).

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

The Company identified assets and liabilities that were related to the divested MDMS Business and presented them as assets and liabilities from discontinued operations on the consolidated balance sheets as of March 31, 2013. Assets related to the MDMS Business included certain trade accounts receivable, fixed assets, and goodwill. Goodwill was allocated to the MDMS Business based on the relative fair values of the MDMS Business and continuing operations. Liabilities related to the MDMS Business included certain deferred revenue related to unamortized annual support revenue and certain pension liabilities relating to the Company’s France subsidiary.

The following table presents the carrying amount of major classes of assets and liabilities relating to the discontinued operations as of March 31, 2013 (in thousands):

March 31, 2013

Assets:
Account receivables, net	$411
Total current assets of discontinued operations	$411
Property and equipment, net	$92
Goodwill	13,473
Total noncurrent assets of discontinued operations	$13,565

Liabilities:
Accrued liabilities	$55
Deferred revenue	3,393
Total current liabilities of discontinued operations	$3,448
Long-term liabilties	$34
Total long-term liabilities of discontinued operations	$34

Current and historical results of operations of the MDMS Business have been classified as discontinued operations. Income from discontinued operations for the three years ended March 31, 2014, 2013, and 2012 represents the results of operations of the MDMS Business.  As of the date of disposition, the Company has not had and does not anticipate generating any future cash flows related to the MDMS Business other than the $2.2 million cash expected to be received from escrow.

The financial results of the discontinued operations for the years ended March 31, 2014, 2013 and 2012, were as follows (in thousands):

	For the Years Ended March 31,
	2014	2013	2012

Revenue of discontinued operations	$5,821	$9,063	$9,517
Income from discontinued operations	3,231	5,422	5,811
Income tax expense	590	2,089	2,266
Income from discontinued operations, net of tax	2,641	3,333	3,545
Gain on sale of discontinued operations	9,926	—	—
Income tax expense	4,008	—	—
Gain on sale of discontinued operations, net of tax	5,918	—	—
Total income from discontinued operations	$8,559	$3,333	$3,545

5. Business Acquisition

On January 17, 2013, the Company completed its acquisition of Storycode, Inc, a privately held mobile application publishing company. The acquisition was structured as a non-taxable transaction. Pursuant to the terms of the Agreement and Plan of Merger dated December 27, 2012, as amended (the “Merger Agreement”), Storycode became a wholly-owned subsidiary of the Company as of January 17, 2013.  The Company incorporated Storycode’s expertise in mobile application development, user experience, and design into its Postano social media visualization platform to create a new kind of social platform with unique mobile distribution capabilities and allow brands to use original and fan-generated content to develop engaging experiences across the worldwide web, live events, and mobile environment.

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

The fair value of shares issued and issuable is based on the closing price of the Company’s common stock on the acquisition closing date of $2.28 per share. However, all of the shares issued or issuable are subject to a one-year lock up agreement that resulted in an adjustment to the estimated fair value of the common stock to $1.94 per share.  Cash consideration included a bridge loan from the Company to Storycode made during the quarter ended December 31, 2012 as well as legal and accounting fees incurred by Storycode and reimbursed by the Company. The Company incurred approximately $497,000 in direct transaction costs, of which approximately $288,000 was incurred and paid during the year ended March 31, 2013 and $209,000 was incurred and paid during the fiscal year ended March 31, 2014.

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

Pro Forma Results

Storycode’s results of operations are included in the Company’s historical results of operations for fiscal 2014 and part of fiscal 2013 from the acquisition date of January 17, 2013 through March 31, 2014 and were not significant. The following pro forma combined results of operations for the fiscal years 2013 and 2012 assumes the acquisition had taken place as of April 1, 2011, and combines the Company’s historical results of operations for the years ended March 31, 2013 and 2012, with Storycode’s unaudited historical results of operations for the years ended March 31, 2013 and 2012, respectively. The pro forma financial information is presented for informational purposes only and is not indicative of the results of operations that would have been achieved if the acquisition had taken place on April 1, 2011 or the results that may occur in the future. Acquisition related costs incurred during the year ended March 31, 2013 were not included in the pro forma information below.

	For the Years Ended March 31,
	2013	2012
	(In thousands, except per share data)
	(Unaudited)

Net revenue	$4,767	$5,074
Net loss	$(4,181)	$(4,264)
Net loss per basic and diluted share	$(0.15)	$(0.15)

6. Fair Value Measurement

The Company maintains all of its cash on deposit at financial institutions. As such, there were no cash equivalents on the Company’s balance sheets as of March 31, 2014 or 2013. There were no nonfinancial assets or liabilities that required recognition or disclosure at fair value on a nonrecurring basis in the Company’s balance sheets as of March 31, 2014 or 2013.

7. Property, Furniture and Equipment

Property, furniture and equipment at March 31 consisted of (in thousands):

	2014	2013
Land and buildings	$713	$652
Office equipment, furniture and fixtures	4,641	4,556
Total	5,354	5,208
Accumulated depreciation	(4,779)	(4,749)
Property, furniture and equipment, net	$575	$459

Depreciation expense for the fiscal years ended March 31, 2014, 2013, and 2012 was approximately $97,000, $111,000, and $143,000, respectively.

8. Goodwill and intangible assets

Goodwill as of March 31, 2014 and 2013 was as follows (in thousands):

	2013	Divestiture	2014

Goodwill	$31,656	$(13,473)	$18,183

Intangible assets subject to amortization at March 31, 2014 and 2013 were as follows (in thousands):

	March 31, 2014
	Cost	Accumulated Amortization	Net

Purchased Trade and Domain Names	$80	$(10)	$70
Purchased Technology	530	(90)	440
Total purchased intangible assets	$610	$(100)	$510

	March 31, 2013
	Cost	Accumulated Amortization	Net

Purchased Trade and Domain Names	$80	$(2)	$78
Purchased Technology	530	(15)	515
Total purchased intangible assets	$610	$(17)	$593

Amortization expense related to purchased intangible assets for fiscal years 2014 and 2013 was approximately $83,000 and $17,000, respectively. There was no amortization expense in fiscal year 2012.

Purchased intangible assets are amortized over their estimated useful lives of seven and ten years. At March 31, 2014, expected future amortization expense is as follows (in thousands):

Years Ending March 31,	Intangible assets
2015	$84
2016	84
2017	84
2018	84
2019 and thereafter	174
Total expected amortization expense	$510

9. Stockholder’s Equity

Series A Convertible Preferred Stock

The Company had 5,000,000 shares of Series A convertible preferred stock (“Series A”) authorized and no shares of Series A issued and outstanding at March 31, 2014 and 2013.

Common Stock

The Company had 100,000,000 shares of common stock authorized and 30,117,234 and 29,931,248 shares of common stock issued and outstanding as of March 31, 2014 and 2013, respectively.

Stock Options

On February 25, 2009, the shareholders voted to approve and the Company adopted the 2009 Equity Incentive Plan (“2009 Plan”). The 2009 Plan provides for the granting of stock options, restricted stock, and restricted stock units to directors, employees and consultants. In conjunction with the adoption of the 2009 Plan, the Company terminated all other plans, except as to options then issued and outstanding under such plans. The total number of shares available for issuance under the 2009 Plan at adoption date is based on the number of shares that have been reserved but not issued under the 1999 Stock Plan (“1999 Plan”), the shares under the 1999 Plan which expired, were cancelled or were forfeited, and the annual share reserve increase. Included in the 2009 Plan is the provision for the annual automatic share reserve increase on the last day of each fiscal year in an amount equal to the lesser of (a) 3% of the Company’s total outstanding shares on the last day of the Company’s fiscal year, (b) 2,000,000, or (c) such lesser amount as determined in the sole and absolute discretion of the Board. The annual increase for the year ended March 31, 2014 was 903,517 shares. At March 31, 2014, total number of shares available for issuance under the 2009 Plan was 4,942,242 shares. Stock options are generally granted with an exercise price equal to the stock’s fair market value at the date of grant. All options under the 2009 Plan have ten-year terms and generally vest ratably over a period of four years.

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

Through March 31, 2014, 713,961 shares had been issued to employees under the ESPP. For the year ended March 31, 2014, 16,231 shares of common stock were issued under the ESPP. As of March 31, 2014, employee withholdings under the ESPP were de minimus.

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

The Company estimated the fair value of its stock options and ESPP purchase rights using the following weighted average assumptions:

	Years Ended March 31,
	2014		2013		2012
		ESPP		ESPP		ESPP
	Stock	purchase	Stock	purchase	Stock	purchase
	options	rights	options	rights	options	rights
Expected term	5.67 Years	0.5 Years	5.0 Years	0.5 Years	5.3 Years	0.5 Years
Expected volatility	77%	76%	71%	73%	75%	72%
Risk-free interest rate	1.56%	0.08%	0.74%	0.13%	1.25%	0.13%
Dividend yield	0%	0%	0%	0%	0%	0%

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

Dividend Yield-No dividends are expected to be paid.

Total stock-based compensation expense included in the consolidated statements of comprehensive loss is as follows (in thousands):

	Twelve Months Ended March 31,
	2014	2013	2012

Cost of service revenue	$39	$3	$6
Operating expense:
Selling and marketing	347	179	312
Research and development	285	250	368
General and administrative	410	487	395
Total stock-based compensation expense	1,081	919	1,081
Income tax benefit	—	—	—
Net stock-based compensation expense	$1,081	$919	$1,081

Excluded from the table above was stock-based compensation expense related to discontinued operations of approximately $212,000 and $130,000, and $199,000 for the years ended March 31, 2014, 1013, and 2012, respectively.

As of March 31, 2014, there was approximately $1.4 million of total unrecognized compensation cost related to nonvested share-based compensation arrangements granted under the plans. That cost is expected to be recognized over a weighted-average period of 2.2 years.

Stock option activity was as follows for fiscal years 2014, 2013, and 2012:

	Number of Shares	Weighted Average Exercise Price	Weighted Average Remaining Contractual Term in Years	Aggregate Intrinsic Value

Options outstanding as of March 31, 2011	2,534,226	$3.32	5.9	$3,374,573
Granted	1,349,500	$3.64
Exercised	(43,640)	$1.99
Forfeited	(385,140)	$3.89
Expired	(328,769)	$4.21
Options outstanding as of March 31, 2012	3,126,177	$3.31	6.4	$91,005
Granted	942,000	$2.07
Increase due to acquisition of Storycode	822,320	$0.70
Exercised	(17,770)	$1.37
Forfeited	(157,586)	$2.58
Expired	(547,248)	$3.45
Options outstanding as of March 31, 2013	4,167,893	$2.53	6.4	$1,013,910
Granted	1,103,016	$1.87
Exercised	(223,866)	$0.71
Forfeited	(684,378)	$2.85
Expired	(953,232)	$2.38
Options outstanding as of March 31, 2014	3,409,433	$2.41	7.0	$221,097
Vested and expected to vest at March 31, 2014	3,273,226	$2.44	6.9	$212,718
Exercisable at March 31, 2014	2,269,548	$2.68	6.0	$127,048

The aggregate intrinsic value in the table above represents the difference between the exercise price of the underlying awards and the quoted price of the Company’s common stock for the options that were in-the-money at each year end presented. The aggregate intrinsic value of options exercised under the 1999 and 2009 Plan was approximately $220,000, $24,000, and $67,790 for the years ended March 31, 2014, 2013, and 2012, respectively, determined as of the date of option exercise. Weighted-average grant-date fair values of the options granted during the years ended March 31, 2014, 2013, and 2012 were $1.23, $1.30, and $1.98, respectively.

Retirement Plans

The Company sponsors a 401(k) Savings and Retirement Plan (“the Plan”) for substantially all of its employees in the United States. Employees meeting the eligibility requirements may contribute specified percentages of their salaries. The Company’s Board of Directors, in its sole discretion, may make discretionary profit-sharing contributions at 50% of the employees’ contributions up to 4% of the employees’ total compensation, to the Plan. There were no discretionary annual contributions made to the Plan for the years ended March 31, 2014, 2013 and 2012.

The Company sponsors the TigerLogic UK Limited Retirement Benefits Scheme (“TLUKL Plan”) for substantially all of its employees in the United Kingdom. The TLUKL Plan is a defined contribution plan that provides retirement benefits upon attaining normal retirement age, and incidental benefits in the case of death or termination of employment prior to retirement. TigerLogic UK contributes an amount ranging from 3% to 8% of each participant’s compensation to fund such benefits. In addition, participants are entitled to make voluntary contributions under the TLUKL Plan. The Company contributed approximately $53,000, $41,000 and $34,000 to the TLUKL Plan for the years ended March 31, 2014, 2013 and 2012, respectively.

10. Income Taxes

The Company’s geographical breakdown of its income (loss) from continuing operations before provision for income taxes is as follows:

	Years Ended March 31,
(in thousands)	2014	2013	2012
Current
Domestic	$(11,580)	$(8,044)	$(8,994)
Foreign	351	(243)	(266)
Loss before provision for taxes	$(11,229)	$(8,287)	$(9,260)

The components of the provision for income taxes are as follows:

	Years Ended March 31,
(in thousands)	2014	2013	2012
Current
Federal	$—	$—	$—
State	—	—	—
Foreign	123	76	69
Total current provision	123	76	69
Deferred
Federal	(3,495)	(1,829)	(1,924)
State	(600)	(200)	(242)
Foreign	7	(59)	(71)
Total deferred provision	(4,088)	(2,088)	(2,237)

Total	$(3,965)	$(2,012)	$(2,168)

Reconciliations of the provisions for income taxes at the statutory rates to the Company’s provisions for income taxes are as follows:

	2014	2013	2012
Expected U.S. Federal tax expense (benefit)	(34.0)%	(34.0)%	(34.0)%
State taxes	(3.5)%	(3.7)%	(4.3)%
Foreign taxes	0.4%	0.9%	0.7%
Change in valuation allowance	—%	13.6%	13.0%
Research and experimentation credit	—%	(2.9)%	(1.2)%
Stock-based compensation expense	1.6%	1.7%	2.3%
Other	0.1%	0.1%	0.1%
Actual effective tax rate	(35.4)%	(24.3)%	(23.4)%

Significant components of the Company’s net deferred tax assets are as follows at March 31:

(in thousands)	2014	2013	2012
Deferred tax assets:
Net operating loss carryforwards	$9,583	$15,926	$17,572
Accruals and allowances recognized in different periods	408	323	373
Research and experimentation credit carryforwards	5,852	5,438	5,013
Property and equipment	50	73	109
Stock-based compensation expense	1,410	1,225	855
Total deferred assets	17,303	22,985	23,922
Less valuation allowance	(16,844)	(22,387)	(23,532)
Total deferred assets	459	598	390
Deferred tax liabilities:
Currency translation adjustment	(127)	(125)	(129)
Intangibles	(193)	(224)	—
Net deferred tax asset	$139	$249	$261

Recognition of deferred tax assets is appropriate when realization of these assets is more likely than not. Based upon the weight of available evidence, including the Company’s historical operating performance and the recorded cumulative net losses in prior fiscal periods, the Company has provided a full valuation allowance against its United States and United Kingdom deferred tax assets. The Company’s valuation allowance decreased by $5.5 million, $1.2 million, and $1.0 million in the years ended March 31, 2014, 2013, and 2012, respectively.

The Company recognizes excess income tax benefits from stock option exercises in the additional paid in capital account in stockholders’ equity only if an incremental income tax benefit would be realized after considering all other tax attributes presently available to the Company. There was no such excess income tax benefits recognized for the years ended March 31, 2014, 2013, or 2012.

As of March 31, 2014, the Company had U.S. federal, state, and foreign net operating loss carryforwards of approximately $27.6 million, $1.8 million, and $3.8 million, respectively. Of these amounts, $2.3 million and $0.2 million represent federal and state tax deductions in excess of recognized stock option compensation, respectively, which will be recorded as an adjustment to additional paid-in capital when they reduce taxes payable. If unused, the federal net operating loss carryforwards will begin to expire in 2019, the state net operating loss carryforwards will begin to expire in 2016. Foreign net operating losses may be carried forward indefinitely. Approximately $1.4 million and $1.4 million of the federal and state net operating loss carryforwards, respectively, are subject to an annual limitation of approximately $0.2 million per year.

As of March 31, 2014, the Company had U.S. federal and state tax credit carryforwards of approximately $3.5 million and $3.6 million, respectively. Of the state amount, $0.1 million represents the amount of state tax credit utilized in lieu of state excess tax benefits under the “with-and-without” approach. The federal credit will expire beginning in 2019, if not utilized. California state research and development credits can be carried forward indefinitely. With respect to the Company’s foreign subsidiaries in the UK and Germany, the Company intends to permanently reinvest earnings, therefore, no U.S. income or foreign tax withholding has been provided for in deferred income taxes. It is not practical for the Company to determine the amount of deferred tax liability relating to its subsidiary in Germany. With respect to the Company’s foreign subsidiary in France, it is treated as a branch for U.S. income tax purposes, which results in its earnings being taxed in the U.S. There is no unrecognized deferred tax liability related to undistributed earnings due to cumulative losses sustained by these foreign subsidiaries.

The Company did not have any gross unrecognized tax benefit for the three years ended March 31, 2014, 1013, and 2012.  While it is often difficult to predict the final outcome of any particular uncertain tax position, management does not believe that it is reasonably possible that the estimates of unrecognized tax benefits will change significantly in the next twelve months.

The Company files consolidated and separate income tax return in the U.S. federal jurisdiction and in certain state jurisdictions as well as foreign jurisdictions including France, Germany, and the United Kingdom. The Company is subject to income tax examinations for fiscal years after 2010 for France, fiscal years after 2008 for Germany, and fiscal years after 2007 for the United Kingdom. As a result of net operating loss carryforwards, the Company is subject to audit for fiscal years 1999 and forward for federal purposes and 2006 and forward for California purposes.

California Proposition 39 passed in November 2012, requiring mandatory single sales factor apportionment for tax years beginning on or after January 1, 2013. Therefore, the Company was required to use single sales factor apportionment for California purposes for the tax year ended March 31, 2014, resulting in immaterial adjustment to the blended state rate used to calculate the tax effect on its deferred tax assets and liabilities.

During the year ended March 31, 2012, the German tax authorities closed a tax audit of the Company’s subsidiary in Germany for the fiscal years 2005 to 2007, which resulted in a net tax expense of approximately $82,000. The Company’s subsidiary in Germany is currently under tax audit by the German tax authorities for the fiscal years 2009-2011.

11. Commitments and Contingencies

Leases

The Company leases office space and certain equipment under noncancelable operating lease agreements with terms expiring through 2017. Rent expense related to operating these leases is recognized ratably over the entire lease term. The Company is required to pay property taxes, insurance and normal maintenance costs.

Future minimum lease payments under noncancelable operating leases with initial or remaining lease terms in excess of one year as of March 31, 2014 are as follows (in thousands):

Years Ending March 31,	Operating Leases
2015	$513
2016	438
2017	230
2018	112
2019 and thereafter	109
Total minimum lease payments	$1,402

Rent expense of $708,000, $805,000 and $813,000 was recognized in 2014, 2013 and 2012, respectively.

In conjunction with the MDMS Business divestiture, the Company assigned a lease to Rocket. Under the terms of that lease, the Company remains liable for the lease obligations through its termination in October 2015, should Rocket cease making lease payments it is obligated to make under the terms of the assignment. As of March 31, 2014, the present value of the lease obligations under the remaining master’s lease’s primary term is approximately $467,000. As of March 31, 2014, the Company did not have any lease exposure due to any lack of performance by Rocket, and believes that the likelihood of material liability being triggered under this lease is remote.

Litigation

The Company is subject from time to time to litigation, claims and suits arising in the ordinary course of business. There were no material ongoing legal proceedings as of March 31, 2014.

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

12. Segment Information

The Company operates in one reportable segment. International operations consist primarily of foreign sales offices selling software developed in the United States combined with local service revenue. The following table summarizes consolidated financial information of the Company’s operations by geographic location (in thousands):

	Years Ended March 31,
Net revenue	2014	2013	2012

United States	$2,779	$1,471	$1,235
Europe	2,711	2,306	2,594
Total	$5,490	$3,777	$3,829

	March 31,
Long-lived assets	2014	2013

United States	$18,928	$18,941
Europe	413	405
Total	$19,341	$19,346

The Company engages in the design, development, sale, and support of the following product lines: 1) Rapid Application Development (“RAD”) software, and 2) Social and Mobile Platform, consisting of Postano, Storycode, and yolink products and services. The following table represents the Company’s net revenue by product line (in thousands):

	Years Ended March 31,
Net revenue	2014	2013	2012

RAD Software Tools	$3,803	$3,499	$3,807
Social and Mobile Platform	1,687	278	22
Total	$5,490	$3,777	$3,829

13. Accrued Liabilities

Components of accrued liabilities at March 31 are as follows (in thousands):

	2014	2013
Payroll and related costs	$825	$853
Professional fees	63	33
Taxes	11	101
Pension	35	46
Revenue sharing agreement	750	—
Other	208	207
Total accrued liabilities	$1,892	$1,240

EXHIBIT INDEX

Exhibit	Description

2.1

Asset Purchase Agreement, dated October 16, 2013, by and between the Registrant and Rocket Software, Inc. (included as Exhibit 2.1 to the Registrant’s Form 8-K filed with the Commission on October 18, 2013 and incorporated herein by reference).

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

10.3

Lease, dated January 23, 2014, between Registrant and The Irvine Company (included as Exhibit 10.16 to the Registrant’s Form 8-K filed with the Commission on January 28, 2014 and incorporated herein by reference).

10.4

Rights Assignment and Release Agreement dated January 10, 2014 (included as Exhibit 10.15 to the Registrant’s Form 8-K filed with the Commission on January 15, 2014 and incorporated herein by reference).

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

10.8*	2011 Amended and Restated Employee Stock Purchase Plan (included as Exhibit 10.9 to the Registrant’s Form 10-K filed with the Commission on June 26, 2012 and incorporated herein by reference).

Exhibit	Description
10.9*

Employment Agreement, dated January 9, 2012, by and between Storycode, Inc. and James McDermott, as amended by the First Amendment to Employment Agreement, dated as of January 17, 2013, by and between Storycode, Inc. and James McDermott (included as Exhibit 10.18 to the Registrant’s Form 10-Q filed with the Commission on February 12, 2013 and incorporated herein by reference).

10.10

Agreement and Plan of Merger, dated December 27, 2012, by and between the Registrant, Storycode, Inc., TLSC Merger Sub, Inc. and Jon Maroney (included as Exhibit 10.1 to the Registrant’s Form 8-K filed with the Commission on December 28, 2012 and incorporated herein by reference).

10.11

Amendment to Agreement and Plan of Merger, dated January 17, 2013, by and between the Registrant, Storycode, Inc., TLSC Merger Sub, Inc. and Jon Maroney (included as Exhibit 10.1 to the Registrant’s Form 8-K filed with the Commission on January 18, 2013 and incorporated herein by reference).

10.12*

Separation Agreement, dated June 3, 2013, by and between the Registrant and Gerald S. Chew (included as Exhibit 10.14 to the Registrant’s Form 10-Q filed with the Commission on August 9, 2013 and incorporated herein by reference).

21.1	Subsidiaries of the Registrant (included as Exhibit 21.1 to the Registrant’s Form 10-K filed with the Commission on July 11, 2013 and incorporated herein by reference).

23.1	Consent of Independent Registered Public Accounting Firm.

24.1	Power of Attorney (included in the signature page and incorporated herein by reference).

31.1	Certification of Chief Executive Officer Pursuant to Rule 13a-14(a)/15d-14(a), as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	Certification of Chief Financial Officer Pursuant to Rule 13a-14(a)/15d-14(a), as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1	Certification of Chief Executive Officer and Chief Financial Officer Pursuant to 18 U.S.C. 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

101.INS†	XBRL Instance Document

101.SCH†	XBRL Taxonomy Extension Schema Document

101.CAL†	XBRL Taxonomy Extension Calculation Linkbase Document

101.DEF†	XBRL Taxonomy Extension Definition Linkbase Document

101.LAB†	XBRL Taxonomy Extension Label Linkbase Document

101.PRE†	XBRL Taxonomy Extension Presentation Linkbase Document

*          Indicates management contracts or compensatory plans and arrangements filed pursuant to Item 601 of Regulation S-K under the Exchange Act.