Form 10-Q
period 2014-06-30
TigerLogic CORP
filed 2014-08-14
CIK 820738

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark one)

☒      QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2014

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

As of July 31, 2014, the Registrant had 30,940,463 shares of its common stock outstanding.

TIGERLOGIC CORPORATION

PART I. FINANCIAL INFORMATION

ITEM 1.                                                FINANCIAL STATEMENTS

TIGERLOGIC CORPORATION AND SUBSIDIARIES

UNAUDITED CONDENSED CONSOLIDATED BALANCE SHEETS

(In thousands)

	June 30,	March 31,
	2014	2014
ASSETS
Current assets:
Cash	$15,357	$18,602
Trade accounts receivable, less allowance for doubtful accounts of $36 and $43, respectively	889	934
Receivable from sale of MDMS busines	2,200	2,200
Other current assets	480	553
Total current assets	18,926	22,289

Property, furniture and equipment,net	790	575
Goodwill	18,183	18,183
Intangible assets, net	489	510
Deferred tax assets	109	109
Other assets	73	73
Total assets	$38,570	$41,739

LIABILITIES AND STOCKHOLDERS’ EQUITY

Current liabilities:
Accounts payable	$626	$349
Accrued liabilities	1,514	1,892
Deferred revenue	1,746	1,599
Total current liabilities	3,886	3,840

Other long-term liabilities	121	122
Total liabilities	4,007	3,962

Commitments and contingencies

Stockholders’ equity:
Preferred stock	—	—
Common stock	3,013	3,012
Additional paid-in-capital	143,031	142,848
Accumulated other comprehensive income	2,398	2,360
Accumulated deficit	(113,879)	(110,443)
Total stockholders’ equity	34,563	37,777

Total liabilities and stockholders’ equity	$38,570	$41,739

See accompanying notes to the unaudited condensed consolidated financial statements.

TIGERLOGIC CORPORATION AND SUBSIDIARIES

UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE LOSS

(In thousands, except per share data)

	Three Months Ended June 30,
	2014	2013

Net revenues:
Licenses	$745	$649
Services	1,024	718
Total net revenues	1,769	1,367
Operating expenses:
Cost of license revenue-amortization of technology intangible asset	19	19
Cost of service revenues	253	143
Selling and marketing	1,915	1,480
Research and development	1,086	999
General and administrative	1,887	1,286
Total operating expenses	5,160	3,927
Operating loss	(3,391)	(2,560)
Other income (expense):
Interest expense-net	(1)	(1)
Other income (expense)-net	(32)	8
Total other income (expense)-net	(33)	7
Loss before income taxes from continuing operations	(3,424)	(2,553)
Income tax provision (benefit)	12	(517)
Net loss from continuing operations	$(3,436)	$(2,036)
Discontinued operations:
Net income from discontinued operations, net of tax	—	798
Net loss	$(3,436)	$(1,238)
Other comprehensive loss:
Foreign currency translation adjustments	38	(8)
Total comprehensive loss	$(3,398)	$(1,246)

Basic and diluted net income (loss) per share:
Loss from continuing operations	$(0.11)	$(0.07)
Income from discontinued operations	$—	$0.03
Net loss	$(0.11)	$(0.04)

Shares used in computing net loss from continuing operations per share, income from discontinued operations per share, and net loss per share	30,130	29,933

See accompanying notes to the unaudited condensed consolidated financial statements.

TIGERLOGIC CORPORATION AND SUBSIDIARIES

UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(In thousands)

	Three Months Ended June 30,
	2014	2013

Cash flows from operating activities:
Net loss	$(3,436)	$(1,238)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization of long-lived assets	58	49
Recovery from bad debt	(9)	—
Stock-based compensation expense	173	399
Foreign currency exchange (gain) loss	32	(8)
Change in assets and liabilities:
Trade accounts receivable	53	(362)
Other current and non-current assets	12	117
Accounts payable	253	(105)
Accrued liabilities	(318)	203
Deferred revenue	149	304
Net cash used in operating activities	(3,033)	(641)

Cash used in investing activities-purchase of property, furniture and equipment	(222)	(17)

Cash from financing activities-proceeds from exercise of stock options	12	12

Effect of exchange rate changes on cash	(2)	6

Net decrease in cash	(3,245)	(640)
Cash at beginning of the period	18,602	6,465
Cash at end of the period	$15,357	$5,825

See accompanying notes to the unaudited condensed consolidated financial statements.

TIGERLOGIC CORPORATION AND SUBSIDIARIES

NOTES TO THE UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

June 30, 2014

1.              INTERIM FINANCIAL STATEMENTS

The unaudited interim condensed consolidated financial information furnished herein reflects all adjustments, consisting only of normal recurring items, which in the opinion of management are necessary to fairly state TigerLogic Corporation and its subsidiaries’ (collectively, the “Company” or “we,” “us” or “our”) financial position, results of operations and cash flows for the dates and periods presented and to make such information not misleading. Certain information and footnote disclosures normally included in annual financial statements prepared in accordance with accounting principles generally accepted in the United States of America have been omitted pursuant to rules and regulations of the Securities and Exchange Commission (“SEC”); nevertheless, management of the Company believes that the disclosures herein are adequate to make the information presented not misleading. These unaudited condensed consolidated financial statements should be read in conjunction with the Company’s audited financial statements for the year ended March 31, 2014, contained in the Company’s Annual Report on Form 10-K filed with the SEC on June 27, 2014. The results of operations for the three months ended June 30, 2014, are not necessarily indicative of results to be expected for any other interim period or the fiscal year ending March 31, 2015.

On November 15, 2013, the Company completed the sale of its assets dedicated to the multidimensional database management system (“MDMS”) and related connectivity products known as the MDMS family of products, including D3, mvBase, mvEnterprise and the Pick connectivity products (the “MDMS Business”), and the related underlying enterprise resource planning (“ERP”) platform required to support the MDMS Business, to Rocket Software, Inc. (“Rocket”). As a result of this divestiture, the historical results of the MDMS Business has been reclassified and presented as discontinued operations for prior year period presented. See Note 2 for additional information related to the disposition of the MDMS Business. Unless otherwise noted, all reported amounts are from continuing operations.

2.              DISCONTINUED OPERATIONS - BUSINESS DIVESTITURE

Over the last several years, the Company began to shift its strategy to focus primarily on growth opportunities in the mobile and social media industries.  Consistent with this strategy, on November 15, 2013, the Company completed the sale of the MDMS Business, and the related underlying ERP platform required to support the MDMS Business, to Rocket for a total sale price of approximately $22.0 million (the “Sale”), of which approximately $19.8 million was received at closing and approximately $2.2 million is being held by a third party escrow agent for 12 months to serve as security for the Company’s general indemnification obligations. As a result of this divestiture, the historical results of the MDMS Business has been reclassified and presented as discontinued operations for all periods presented.  Also, in connection with, and effective on, the closing of the Sale, the Company assigned to Rocket its Lease Agreement with The Irvine Company, dated November 9, 2004, as amended by the First Amendment thereto dated December 7, 2009. The lease was for approximately 15,000 square feet of office space in Irvine, California and runs through October 2015.  Rocket had agreed to allow the Company to continue to occupy a portion of the space until April 2014 when the Company relocated to a new facility to accommodate the personnel previously employed at the premises and continuing with the Company following the Sale.

In connection with the Sale, the parties also entered, at closing, into several ancillary and related agreements, including a transition services agreement designed to facilitate the transition of the MDMS Business to Rocket and minimize disruptions to the Company’s retained businesses, and an intellectual property license agreement, which will permit Rocket to use certain intellectual property owned by the Company and will permit the Company to use certain intellectual property owned by Rocket following the Sale. The costs of providing these services were considered immaterial and therefore were not included in discontinued operations on the unaudited condensed consolidated statements of comprehensive loss.

As of June 30, 2014, the Company has not had and does not anticipate generating any future cash flows related to the MDMS Business other than the $2.2 million cash expected to be received from escrow.

The financial results of the discontinued operations for the three months ended June 30, 2013 were as follows (in thousands):

(In thousands except per share data)

Three Months Ended June 30, 2013

Revenue of discontinued operations	$2,358
Income from discontinued operations	1,367
Income tax expense	569
Income from discontinued operations, net of tax	$798

3.              STOCK-BASED COMPENSATION

The Company has a stock option plan that provides for the granting of stock options, restricted stock and restricted stock units to directors, employees and consultants. The Company also has an employee stock purchase plan allowing employees to purchase the Company’s common stock at a discount.

Total stock-based compensation expense included in the unaudited condensed consolidated statements of comprehensive loss for the three months ended June 30, 2014 and 2013, was as follows (in thousands):

	Three Months Ended June 30,
	2014	2013

Cost of revenue	$—	$4
Operating expense:
Selling and marketing	68	121
Research and development	34	56
General and administrative	71	131
Total stock-based compensation expense	173	312
Income tax benefit	—	—
Net stock-based compensation expense	$173	$312

Excluded from the table above was stock-based compensation expense related to discontinued operations of approximately $87,000 for the three months period ended June 30, 2013.

As of June 30, 2014, there was approximately $1.2 million of total unrecognized compensation cost related to non-vested share-based compensation arrangements granted under the plans. That cost is expected to be recognized over a weighted-average period of 2.7 years.

4.              FAIR VALUE MEASUREMENT

The Company maintains all of its cash on deposit at financial institutions. As such, there were no cash equivalents on the Company’s balance sheets as of June 30, 2014 or March 31, 2014. The Company’s financial assets and liabilities measured at fair value on a recurring basis consist of accounts receivable, receivable from the sale of the MDMS Business, and accounts payable and accrued liabilities and their carrying amounts approximate fair value due to their short term nature. There were no financial or nonfinancial assets or liabilities that required recognition or disclosure at fair value on a nonrecurring basis in the Company’s balance sheets as of June 30, 2014 or March 31, 2014.

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

Weighted outstanding options to purchase 3,251,384 shares and 4,557,681 shares of the Company’s common stock have been excluded from the computation of diluted net loss per share for the three month periods ended June 30, 2014 and 2013, respectively, because the effect of their inclusion would have been anti-dilutive.

The change in accumulated other comprehensive income during the three month periods ended June 30, 2014 and 2013 is the result of the effect of foreign exchange rate changes.

6.              BUSINESS SEGMENT

The Company operates in one reportable segment. International operations consist primarily of foreign sales offices selling software developed in the United States combined with local service revenue. The following table summarizes consolidated financial information of the Company’s operations by geographic location (in thousands):

	Three Months Ended June 30,
	2014	2013
Net revenue

United States	$863	$550
Europe	906	817
Total	$1,769	$1,367

	June 30,	March 31,
	2014	2014
Long-lived assets

United States	$19,114	$18,928
Europe	421	413
Total	$19,535	$19,341

The Company engages in the design, development, sale, and support of the following product lines: 1) Rapid Application Development (“RAD”) software, and 2) Social and Mobile Platform, consisting of Postano, Storycode, and yolink products and services. The following table represents the Company’s net revenue by product line (in thousands):

	Three Months Ended June 30,
	2014	2013

RAD Software	$1,170	$1,029
Social and Mobile Platform	599	338
Total	$1,769	$1,367

7.              COMMITMENTS AND CONTINGENCIES

The Company is subject from time to time to litigation, claims and suits arising in the ordinary course of business. There were no ongoing material legal proceedings as of June 30, 2014.

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

8.              SUBSEQUENT EVENT

In conjunction with the Company’s acquisition of Storycode, Inc. in January 2013, pursuant to the terms of the merger agreement, the Company issued an aggregate of 800,687 additional shares of its common stock to certain former stockholders of Storycode, Inc. The shares were issued on July 24, 2014 following the expiration of the 18-month escrow period.

ITEM 2.                                                MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The section entitled “Management’s Discussion and Analysis” set forth below contains forward-looking statements within the meaning of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended (the “Exchange Act”). These statements may generally be identified by the use of such words as “expect,” “anticipate,” “believe,” “intend,” “plan,” “will,” or “shall,” or the negative of those terms. We have based these forward-looking statements on our current expectations and projections about future events. Forward-looking statements involve certain risks and uncertainties and actual results may differ materially from those discussed in any such statement. Factors that could cause actual results to differ materially from such forward-looking statements include the risks described under the heading “Risk Factors” in Item 1A of this Quarterly Report on Form 10-Q and, elsewhere in this Quarterly Report on Form 10-Q. The forward-looking statements contained in this Quarterly Report on Form 10-Q include, but are not limited to statements about the following: (1) our future success, (2) our research and development efforts, (3) our future operating results and cash flow, (4) our ability to compete, (5) the markets in which we operate, (6) our revenue, (7) cost of license revenue and cost of service revenue, (8) our selling and marketing costs, (9) our general and administrative costs, (10) our research and development expenses, (11) the effect of critical accounting policies, (12) the possibility that we may seek to take advantage of opportunities in the equity and capital markets, (13) our belief that our existing cash balances combined with our cash flow from operating activities will be sufficient to meet our anticipated cash needs for at least the next 12 months, (14) our focus on the continued development and enhancement of new product lines, including social media content aggregation platform and applications, and identification of new and emerging technology areas and discussions with channel partners for the sale and distribution of new product lines, (15) the effect of recent changes in tax laws on our financial statements, (16) our ability to successfully integrate recent acquisitions, and (17) the possibility that we may seek to take advantage of strategic acquisition or disposition opportunities.  All forward-looking statements in this document are made as of the date hereof, based on information available to us as of the date hereof, and we assume no obligation to update any forward-looking statement.

This discussion and analysis of the financial statements and results of operations should be read in conjunction with our unaudited condensed consolidated financial statements, including the related notes thereto, contained elsewhere in this Quarterly Report on Form 10-Q

Unless noted otherwise, management’s discussion and analysis of financial condition and results of operations pertain to our continuing operations.

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

We primarily sell our RAD software products through established distribution channels consisting of original equipment manufacturers (“OEMs”), system integrators, specialized vertical application software developers and consulting organizations, as well as through our sales personnel. Our social media content aggregation platform and Internet search enhancement tools are generally sold through our sales personnel and web sites, as well as through co-marketing arrangements with third parties. Our mobile applications and digital publishing solutions are generally sold through our sales personnel. Outside the United States, we maintain direct sales offices in the United Kingdom, France, and Germany. Approximately 51% and 60% of our revenue from continuing operations came from sales through our offices located outside the United States for the three months ended June 30, 2014, and 2013, respectively.  We generally license our RAD software on a per-CPU, per-server, per-port or per-user basis. We generally license our hosted Postano platform on a time-based subscription basis. We license our yolink products at prices based on usage measured in a variety of ways. We generally sell our mobile application design and digital publishing services on a project fee basis, and charge monthly fees for hosting mobile applications. In addition to software products and hosted services, we provide continuing software maintenance and support and, to a limited extent, other professional services to our customers, including consulting and training services to help plan, analyze, implement and maintain application software based on our products. For each of the three months ended June 30, 2014, and 2013, no single customer accounted for more than 10% of our revenue.

In addition, one of the elements of our business strategy involves expansion through the acquisition of businesses, assets, products or technologies that allow us to complement our existing product offerings, expand our market coverage or enhance our technological capabilities, such as our acquisition of privately-held Storycode, Inc., a mobile applications development and publishing company in January 2013. We continually evaluate and explore strategic opportunities as they arise, including business combination transactions, strategic partnerships, and the purchase or sale of assets, including tangible and intangible assets, such as our recently completed divestiture of the MDMS Business.

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

In July 2014, we released version 2.5 of Postano that includes advanced social filtering options, a Style Editor for custom visualizations, new dynamic data visualizations, and other product enhancements. Together these additions create a powerful advanced platform for brands to discover their fans, and quickly curate and publish selected fan content all from a single dashboard. With Postano 2.5, brands now have the ability to quickly customize their visualizations with added intelligence for approving content. In addition, the Postano 2.5 release includes new data visualizations, a new photo mosaic visualization, local browser caching to prevent internet disconnects from affecting displays, easier social monitoring organization capabilities, and speed improvements.

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

Determining the fair value of a reporting unit under the first step of the goodwill impairment test and determining the fair value of individual assets and liabilities of a reporting unit (including unrecognized intangible assets) under the second step of the goodwill impairment test is judgmental in nature and often involves the use of significant estimates and assumptions. These estimates and assumptions could have a significant impact on whether or not an impairment charge is recognized and the magnitude of any such charge. Given our single reporting unit structure, a key input in estimating of our reporting unit fair value is our stock price as reported by Nasdaq and our related market capitalization. No impairment of goodwill has been identified during any of the periods presented as our market capitalization had exceeded our net book value. Our stock price has been volatile and, on some days during the fiscal quarter ended June 30, 2014, our market capitalization fell slightly below our net book value. We continue to monitor our stock price and to the extent it continues to fall below our net book value for sustained periods of time, it may trigger an additional goodwill impairment test such that we may be required to obtain an independent third party valuation to incorporate other relevant factors in estimating the fair value of our Company including but not limited to, any control premium. To the extent the fair value of our Company is below its carrying amount, we would be required to perform the second step of the goodwill impairment test to measure any impairment of goodwill.

Intangible assets with finite useful life are amortized using the straight-line method over their estimated period of economic benefit. Our intangible assets were acquired in connection with our acquisition of Storycode in January 2013. We estimate that our technology intangible asset has a useful life of seven years and our trade and domain names intangible asset has a useful life of ten years. We evaluate our intangible assets for impairment whenever events and change in circumstances occur which may warrant revised estimate of useful lives or recognition of an impairment loss.

RECENT ACCOUNTING PRONOUNCEMENT. In May 2014, the Financial Accounting Standard Board  (FASB) issued Accounting Standards Update (ASU) No. 2014-09, Revenue from Contracts with Customers (Topic 606), which provides guidance for revenue recognition. This ASU affects any entity that either enters into contracts with customers to transfer goods or services or enters into contracts for the transfer of non-financial assets. This ASU will supersede the revenue recognition requirements in Topic 605, Revenue Recognition, and most industry-specific guidance. This ASU also supersedes some cost guidance included in Subtopic 605-35, Revenue Recognition-Construction-Type and Production-Type Contracts. The core principle of the guidance is that an entity should recognize revenue to depict the transfer of promised goods or services to customers in an amount that reflects the consideration to which the entity expects to be entitled in exchanged for those goods or services. The new standard is effective for our company in fiscal 2018. Early application is not permitted. The standard permits the use of either the retrospective or cumulative effect transition method. We are evaluating the effect that ASU 2014-09 will have on our consolidated financial statements and related disclosures. We have not yet selected a transition method nor have we determined the effect of the standard on our ongoing financial reporting.

In April 2014, the FASB issued ASU No. 2014-08, Presentation of Financial Statements (Topic 205) and Property, Plant, and Equipment (Topic 360), which provides guidance for reporting discontinued operations and disclosures of disposals of components of an entity. This ASU affects an entity that has either a component that is disposed of or meets the criteria to be classified as held for sale. The core principle of the guidance is that a disposal of a component, or a group of components of an entity is required to be reported in discontinued operations if the disposal represents a strategic shift and has (or will have) a major effect on an entity’s operations and financial results. This standard is effective for annual reporting periods beginning after December 15, 2014, including interim periods within that reporting period (our fiscal 2016). We do not expect the adoption of this ASU to have a material impact on our financial position and results of operations.

Results of Operations

The following table sets forth certain unaudited condensed consolidated statement of operations data in total dollars, as a percentage of total net revenues and as a percentage change from the same periods in the prior year. Cost of license revenues and cost of service revenues are expressed as a percentage of the related revenues. This information should be read in conjunction with the unaudited condensed consolidated financial statements included elsewhere in this Quarterly Report on Form 10-Q.

	Three Months Ended			Three Months Ended
	June 30, 2014			June 30, 2013
	Results	% of Net Revenues	Percent Change	Results	% of Net Revenues
	(In thousands)			(In thousands)

Net revenues
Licenses	$745	42%	15%	$649	47%
Services	1,024	58%	43%	718	53%
Total net revenues	1,769	100%	29%	1,367	100%
Operating expenses
Cost of revenues:
Cost of license revenues (as a % of license revenues)	19	3%	0%	19	3%
Cost of service revenues (as a % of service revenues)	253	25%	77%	143	20%
Selling and marketing	1,915	108%	29%	1,480	108%
Research and development	1,086	61%	9%	999	73%
General and administrative	1,887	107%	47%	1,286	94%
Total operating expenses	5,160	292%	31%	3,927	287%
Operating loss	(3,391)	-192%	32%	(2,560)	-187%
Other income (expense)-net	(33)	-2%	-571%	7	1%
Loss before income taxes	(3,424)	-194%	34%	(2,553)	-187%
Income tax provision (benefit)	12	1%	-102%	(517)	-38%
Net loss from continuing operations	$(3,436)	-194%	69%	$(2,036)	-149%

Revenue

NET REVENUE. Net revenues include software licensing, hosted subscription services, post contract technical support, and professional services for our Omnis, Postano, and Storycode products and services. We generally license our Omnis RAD software primarily on a per-CPU, per-server, per-port or per-user basis. Therefore, the addition of CPUs, servers, ports or users to existing systems increases our revenue from our installed base of licenses. Similarly, the reduction of CPUs, servers, ports or users from existing systems decreases our revenue from our installed base of customers. Our hosted Postano platform is generally sold on a time-based subscription basis and may additionally include professional services fees. Our Storycode digital publishing professional services are generally sold on a project basis. The timing of orders and customer ordering patterns has resulted in fluctuations in revenue between quarters and year-to-year. Total revenue increased by approximately $0.4 million or 29% for three months ended June 30, 2014 when compared to three months ended June 30, 2013. License revenue, which relates to our Omnis software, increased by approximately $0.1 million or 15% for the three months ended June 30, 2014 when compared to the same period in the prior year mainly due to higher sales of runtime licenses in the current year. Service revenue increased approximately $0.3 million or 43% for the three months ended June 30, 2014 when compared to the same period in the prior year mainly due to higher sales of subscriptions and services of our hosted Postano platform, and increased sales of our Storycode digital publishing services.

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

Operating Expenses

COST OF LICENSE REVENUE. Cost of license revenue is comprised of direct costs associated with software license sales including software packaging, documentation, physical media costs, amortization of intangible assets, and royalties. Cost of license revenue remains consistent with prior year and comprises of amortization expense for the technology intangible assets acquired from the Storycode acquisition.

COST OF SERVICE REVENUE. Cost of service revenue includes primarily data center hosting and personnel costs relating to hosting, consulting, technical support, professional and training services. Cost of service revenue for the three months ended June 30, 2014 increased approximately $0.1 million or 77% from the same period in the prior year mainly due to higher personnel costs relating to our social and mobile platform during the three months ended June 30, 2014 as more headcount was added, and higher professional service expenses from our Storycode digital publishing projects, and higher hosting cost from increased Postano sales.

SELLING AND MARKETING. Selling and marketing expense consists primarily of salaries, benefits, advertising, trade shows, travel and overhead costs for our sales and marketing personnel. Selling and marketing expense for the three months ended June 30, 2014 increased by approximately $0.4 million or 29% mainly due to higher consulting expense for our Omnis and Postano product lines, higher commission expense related to increased Postano sales, and higher travel related expense for Postano events and trade shows.

We anticipate that selling and marketing costs related to our Postano product lines may continue to increase as we further develop the sales channels for these products, and as customer acceptance of these products increases.

RESEARCH AND DEVELOPMENT. Research and development expense consists primarily of salaries and other personnel-related expenses and overhead costs for engineering personnel, including employees in the United States and the United Kingdom and contractors in the United States. Research and development expense for the three months ended June 30, 2014 increased by approximately $0.1 million or 9%, when compared to the same period in the prior year mainly due to higher personnel cost as we added more headcount to our Postano product lines in the current year, and higher consulting expense relating to product development.

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

GENERAL AND ADMINISTRATIVE. General and administrative expense consists primarily of costs associated with our finance, human resources, legal and other administrative functions. These costs consist principally of salaries and other personnel-related expenses, professional fees, depreciation and overhead costs. General and administrative expense for the three months ended June 30, 2014 increased by approximately $0.6 million or 47% when compared to the same period in the prior year mainly due to higher salary expense due to new hires, and higher legal and financial advisory services expense related to the evaluation of any proposed sale of our common stock by our largest stockholder, as well as the evaluation of other strategic alternatives available to the Company.

OTHER INCOME (EXPENSE)-NET: Other income (expense) consists primarily of interest income (expense) and gains and losses on foreign currency transactions. Other income (expense)-net decreased from approximately $7,000 of income for the three months ended June 30, 2013 to approximately $33,000 of net expense for the three months ended June 30, 2014 mainly due to less favorable exchange rates for the Euro and British Pound in the three months ended June 30, 2014 as compared to the same period in the prior year.

PROVISION FOR INCOME TAXES. Our effective tax rate from continuing operations was (0.3)% and 20.2% for the three months ended June 30, 2014, and 2013, respectively. Our effective tax rate from discontinued operations was 0% and 41.6% for the three months ended June 30, 2014 and 2013, respectively. Our total effective tax rate was (0.3)% and (4.4)% for the three months ended June 30, 2014 and 2013, respectively. The provision for income taxes for continuing operations for the three months ended June 30, 2014 and 2013 reflected the income tax on net earnings from foreign subsidiaries.

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

Liquidity and Capital Resources

As of June 30, 2014, we had $15.4 million in cash, of which approximately $1.0 million was held by our foreign subsidiaries and, if repatriated, would not be subject to material tax consequences. On November 15, 2013, we sold our MDMS Business assets to Rocket for a total sale price of approximately $22.0 million, subject to a $2.2 million escrow for 12 months to serve as security for our general indemnification obligations. The $15.4 million cash balance at June 30, 2014 does not include the $2.2 million amount held in escrow. In connection with the closing of the sale of our MDMS Business, we made cash payments in the aggregate amount of approximately $1.3 million for transaction related expenses. In connection with the closing of the Storycode acquisition in January 2013, we subsequently incurred additional expenses associated with integration costs and other transaction-related expenses of approximately $0.2 million during the three months ended June 30, 2013. We believe that our existing cash balances and cash flow from operations, and the remaining $2.2 million receivable from the sale of our MDMS Business will be sufficient to meet our anticipated cash needs for at least the next twelve months. The MDMS Business represented a significant portion of our historical revenues and there can be no assurances that we will be able to replace those revenues with revenues from our retained or newly developed products quickly, or at all. For the three months ended June 30, 2013, our MDMS Business represented 80% of total net revenue, respectively.

We are committed to research and development and marketing efforts that are intended to allow us to penetrate new markets and generate new sources of revenue and improve operating results. However, our research and development and marketing efforts have required, and will continue to require, cash outlays without the immediate or short-term receipt of related revenue. Our ability to meet our expenditure requirements is dependent upon our future financial performance, and this will be affected by, among other things, prevailing economic conditions, penetrating new markets, attracting new customers, and achieving market acceptance of our new and existing products and services, the success of research and development efforts and other factors beyond our control.

We had no material commitments for capital expenditures as of June 30, 2014.

Net cash used in operating activities was $3.0 million and $0.6 million for the three month periods ended June 30, 2014 and 2013, respectively. The increase in net cash used in operating activities for the three month period ended June 30, 2014 as compared to the same period in the prior year, was primarily due to higher marketing and professional services expenses relating to Postano and RAD product lines, higher personnel costs for Postano due to additional hires, and higher legal and consulting expense for strategic planning of our company. Net cash used in investing activities was $0.2 million for the three month period ended June 30, 2014 was mainly due to the purchases of furniture and equipment. Net cash used in investing activities for the three month period ended June 30, 2013 was immaterial. Net cash provided by financing activities was $12,000 and $12,000 for the three month periods ended June 30, 2014 and 2013, respectively, as a result of proceeds derived from the exercise of stock options and related issuance of common stock.

There was no outstanding line of credit during the three months periods ended June 30, 2014 or 2013.

Off-Balance Sheet Arrangements

As of June 30, 2014, we did not have any off-balance sheet arrangements, as defined in the SEC regulations, which have or are reasonably likely to have a current or future effect on our financial condition, changes in financial condition, revenues, or expenses, results of operations, liquidity, capital expenditures or capital resources that is material to the investors.

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

Our Adjusted EBITDA was negative $3.2 million or negative 179% of total net revenue for the three month period ended June 30, 2014, and negative $0.7 million or negative 54% of total net revenue for the three month period ended June 30, 2013. The decrease in Adjusted EBITDA for the three months periods ended June 30, 2014 was a result of higher operating and personnel expenses as we expanded our sales and marketing efforts for Postano and higher legal and financial advisory services expense related to the evaluation of any proposed sale of our common stock by our largest stockholder, as well as the evaluation of other strategic alternatives available to the Company.

The following table reconciles Adjusted EBITDA to the GAAP reported net loss:

RECONCILIATION OF ADJUSTED EBITDA TO NET LOSS

(In thousands)

	For the Three Months Ended June 30,
	2014	2013

Reported net loss	$(3,436)	$(1,238)
Depreciation and amortization	58	49
Stock-based compensation	173	399
Interest expense-net	1	1
Other (income) expense-net	32	(8)
Income tax provision	12	52
Adjusted EBITDA	$(3,160)	$(745)

Our Adjusted EBITDA financial information can also be reconciled to net cash used in operating activities as follows:

RECONCILIATION OF ADJUSTED EBITDA TO NET CASH USED IN OPERATING ACTIVITIES

(In thousands)

	For the Three Months Ended June 30,
	2014	2013

Net cash used in operating activities	$(3,033)	$(641)
Interest expense-net	1	1
Other (income) expense-net	32	(8)
Income tax provision	12	52
Change in trade accounts receivable	(53)	362
Change in other current and non-current assets	(12)	(117)
Change in accounts payable	(253)	105
Change in accrued liabilities	318	(203)
Change in deferred revenue	(149)	(304)
Foreign currency exchange gain (loss)	(32)	8
Recovery from bad debt	9	—
Adjusted EBITDA	$(3,160)	$(745)

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

PART II. OTHER INFORMATION

ITEM 1A.               RISK FACTORS

We operate in a rapidly changing environment that involves numerous risks and uncertainties. A description of the risks and uncertainties associated with our business is set forth below. You should carefully consider such risks and uncertainties, together with the other information contained in this Quarterly Report on Form 10-Q for the fiscal quarter ended June 30, 2014 and in our other public filings, including our Annual Report on Form 10-K for the fiscal year ended March 31, 2014. If any of such risks and uncertainties actually occurs, our business, financial condition or operating results could differ materially from the plans, projections, and other forward-looking statements included in the section titled “Management’s Discussion and Analysis of Financial Condition and Results of Operations” and elsewhere in this report and in our other public filings. In addition, if any of the following risks and uncertainties, or if any other risks and uncertainties, actually occurs, our business, financial condition or operating results could be harmed substantially, potentially causing the market price of our stock to decline, perhaps significantly. The following section lists some, but not all, of these risks and uncertainties that may have a material adverse effect on our business, financial condition or results of operation.

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

WE HAVE A HISTORY OF LOSSES AND WILL CONTINUE TO INCUR SIGNIFICANT LOSSES IN THE FUTURE.

We recorded net loss of approximately $3.4 million for the three months ended June 30, 2014 and had an accumulated deficit of approximately $113.9 million as of June 30, 2014. We expect that we will continue to incur significant losses in the future for a number of reasons, including uncertainty as to: (i) the level of our future revenues; (ii) our efforts to monetize newer technologies and services we have developed, including Postano, Storycode, and yolink; and (iii) our efforts to integrate acquired products and technologies. We plan to continue to pursue strategic opportunities, including investment in new product development, and evaluation of strategic acquisitions and dispositions of assets and technologies, such as the recently completed sale of our MDMS Business. There can be no assurances that we will be able to replace the MDMS revenues with revenues from our retained or newly developed products quickly, or at all. Forecasting our revenues and profitability for our new business models is inherently uncertain and volatile. We will need to generate significant increases in our revenues to achieve and maintain profitability, particularly given the current small size of our business relative to the costs associated with being a public reporting company. If our revenue fails to grow or grows more slowly than we currently anticipate or our operating expenses exceed our expectations, our losses would significantly increase which could harm our business and operating results.

IF OUR GOODWILL AND INTANGIBLE ASSETS BECOME IMPAIRED WE MAY BE REQUIRED TO RECORD A SIGNIFICANT NON-CASH CHARGE TO EARNINGS WHICH WOULD MATERIALLY AND ADVERSELY AFFECT OUR RESULTS OF OPERATIONS.

We had goodwill and intangible assets of $18.7 million at June 30, 2014. Under accounting principles generally accepted in the United States, we review our goodwill for impairment annually in the fourth quarter of each fiscal year, or more frequently if events or changes in circumstances indicate the carrying value may not be fully recoverable. We review our intangible assets for impairment whenever events or changes in circumstances indicate that the carrying amounts may not be recoverable. The carrying value of our goodwill and intangible assets may not be recoverable due to factors such as a significant decline in our stock price and market capitalization, reduced estimates of future revenues or cash flows, timing of our revenues, significant changes in the strategy for the overall business, or significant negative trends in our industry or the economy in general. Estimates of future revenues and cash flows are based on a long-term financial outlook of our operations. Actual performance in the near-term or long-term could be materially different from these forecasts, which could impact future estimates and the recorded value of the intangibles. In addition, we have only one reporting unit, and the estimated fair value of the reporting unit is currently based primarily on our market capitalization as determined through quoted stock trading prices on Nasdaq. At the time of our annual impairment testing in March 2014, we determined that the fair value of our reporting unit was in excess of our net book value, and therefore there was no impairment of goodwill at that time. However, our stock price has been volatile and on some days during the fiscal quarter ended June 30, 2014 our market capitalization fell slightly below our net book value. A further sustained decline in our stock price and erosion of our market capitalization may trigger an additional goodwill impairment test such that we may be required to obtain an independent third party valuation of the Company to incorporate other relevant factors in estimating the fair value of the Company including, but not limited to, any control premium. Should impairment of our goodwill and intangible assets be determined to exist, we may be required to recognize a significant charge to earnings in our consolidated financial statements during that period. In the event we need to reduce the carrying value of our goodwill or intangible assets, any such impairment charge would materially and adversely affect our results of operations.

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

THE CONCENTRATION OF OUR STOCK OWNERSHIP GIVES CERTAIN STOCKHOLDERS SIGNIFICANT CONTROL OVER OUR BUSINESS.

As of June 30, 2014, Astoria Capital Partners, L.P. (“Astoria”) beneficially owned approximately 49.5% of our outstanding common stock. Richard W. Koe, Chairman of the Board of Directors and our President and Chief Executive Officer, serves as the President of Astoria Capital Management, a general partner of Astoria. This concentration of stock ownership allows Astoria, acting alone, to potentially block or delay any actions that require approval of our stockholders, including the election of members to our Board of Directors and the approval of significant corporate transactions. Moreover, this concentration of ownership may delay or prevent a change in control. Astoria has announced that it is in the process of winding down and is working on identifying strategic block purchasers for its holdings of our common stock, but the timing and the outcome of this process remains uncertain. The Board of Directors of the Company has formed a special committee of independent directors, which committee has engaged its own legal and financial advisors, to evaluate any proposed sale of Astoria’s shares of our common stock that may be presented to the Company as well as other strategic alternatives available to the Company.

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

As of June 30, 2014, we had 30,134,026 outstanding shares of common stock, of which approximately 15.1 million shares were restricted securities held by Astoria and other holders. Restricted securities may be sold in the public market only if they are registered or if they qualify for an exemption from registration under the Securities Act. At present, all of our outstanding restricted securities may be registered or are eligible for public sale under Rule 144 promulgated under the Securities Act, subject to volume limitations and other requirements of Rule 144.

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

OUR GLOBAL OPERATIONS EXPOSE US TO ADDITIONAL RISKS AND CHALLENGES ASSOCIATED WITH CONDUCTING BUSINESS INTERNATIONALLY.

We operate on a global basis with offices or distributors in Europe, Africa, Asia, Latin America, South America, Australia, and North America and development efforts in North America and Europe. Approximately 51% of our revenue for the three months ended June 30, 2014 was generated from our international offices. We face several risks inherent in conducting business internationally, including but not limited to the following:

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

ITEM 2.                        UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

Pursuant to the terms of that certain Agreement and Plan of Merger, dated as of December 27, 2012, as amended, by and between us and Storycode, Inc. (“Storycode”), on July 24, 2014, we issued an aggregate of 800,687 shares of our common stock (the “Holdback Shares”) to certain former stockholders of Storycode (the “Common Holders”) in connection with the release of such shares following the expiration of the 18-month escrow period. The Holdback Shares issued to the Common Holders have not been and will not be registered under the Securities Act, or any state securities laws in reliance on the exemption from the registration requirements of the Securities Act by virtue of Section 4(2) thereof and the rules and regulations promulgated thereunder based on the following factors: (i) the number of Common Holders, (ii) the absence of general solicitation, (iii) representations obtained from the Common Holders with respect to their investment experience and ability to bear economic risk, and (iv) the placement of restrictive legends on the stock certificates.

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

Date: August 14, 2014	TIGERLOGIC CORPORATION

/s/ Thomas Lim
Thomas Lim Chief Financial Officer and Duly Authorized Officer

EXHIBIT INDEX

Exhibit:	Description

31.1	Certification of Chief Executive Officer.

31.2	Certification of Chief Financial Officer.

32.1	Certification of Chief Executive Officer and Chief Financial Officer Pursuant to 18 U.S.C. 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

101.INS	XBRL Instance Document

101.SCH	XBRL Taxonomy Extension Schema Document

101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document

101.DEF	XBRL Taxonomy Extension Definition Linkbase Document

101.LAB	XBRL Taxonomy Extension Label Linkbase Document

101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document