Form 10-Q
period 2014-09-30
TigerLogic CORP
filed 2014-11-14
CIK 820738

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark one)

☒      QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2014

OR

☐         TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from              to

Commission File Number 0-16449

TIGERLOGIC CORPORATION

(Name of Registrant as Specified in Its Charter)

Delaware	94-3046892
(State of Incorporation)	(I.R.S. Employer ID. No.)

2855 Michelle Drive, Suite 190, Irvine, California	92606
(Address of Principal Executive Offices)	(Zip Code)

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

As of October 31, 2014, the Registrant had 30,946,817 shares of its common stock outstanding.

TIGERLOGIC CORPORATION

PART I. FINANCIAL INFORMATION

ITEM 1.                                                FINANCIAL STATEMENTS

TIGERLOGIC CORPORATION AND SUBSIDIARIES

UNAUDITED CONDENSED CONSOLIDATED BALANCE SHEETS

(In thousands)

	September 30,	March 31,
	2014	2014
ASSETS
Current assets:
Cash	$12,582	$18,602
Trade accounts receivable, less allowance for doubtful accounts of $36 and $43, respectively	967	934
Receivable from sale of MDMS busines	2,200	2,200
Other current assets	484	553
Total current assets	16,233	22,289

Property, furniture and equipment,net	748	575
Goodwill	18,183	18,183
Intangible assets, net	468	510
Deferred tax assets	108	109
Other assets	70	73
Total assets	$35,810	$41,739

LIABILITIES AND STOCKHOLDERS’ EQUITY

Current liabilities:
Accounts payable	$683	$349
Accrued liabilities	1,364	1,892
Deferred revenue	1,601	1,599
Total current liabilities	3,648	3,840

Other long-term liabilities	112	122
Total liabilities	3,760	3,962

Commitments and contingencies

Stockholders’ equity:
Preferred stock	—	—
Common stock	3,015	3,012
Additional paid-in-capital	143,228	142,848
Accumulated other comprehensive income	2,311	2,360
Accumulated deficit	(116,504)	(110,443)
Total stockholders’ equity	32,050	37,777

Total liabilities and stockholders’ equity	$35,810	$41,739

See accompanying notes to the unaudited condensed consolidated financial statements.

TIGERLOGIC CORPORATION AND SUBSIDIARIES

UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE LOSS

(In thousands, except per share data)

	Three Months Ended September 30,		Six Months Ended September 30,
	2014	2013	2014	2013

Net revenues:
Licenses	$592	$615	$1,337	$1,263
Services	1,236	902	2,260	1,620
Total net revenues	1,828	1,517	3,597	2,883
Operating expenses:
Cost of license revenue-amortization of technology intangible asset	19	19	38	38
Cost of service revenues	357	201	610	344
Selling and marketing	1,504	1,366	3,419	2,846
Research and development	1,143	1,090	2,229	2,089
General and administrative	1,452	1,219	3,339	2,504
Total operating expenses	4,475	3,895	9,635	7,821
Operating loss	(2,647)	(2,378)	(6,038)	(4,938)
Other income (expense):
Interest expense-net	(1)	(1)	(2)	(2)
Other income (expense)-net	41	(29)	9	(21)
Total other income (expense)-net	40	(30)	7	(23)
Loss before income taxes from continuing operations	(2,607)	(2,408)	(6,031)	(4,961)
Income tax provision (benefit)	18	(442)	30	(959)
Net loss from continuing operations	$(2,625)	$(1,966)	$(6,061)	$(4,002)
Discontinued operations:
Net income from discontinued operations, net of tax	—	788	—	1,586
Net loss	$(2,625)	$(1,178)	$(6,061)	$(2,416)
Other comprehensive loss:
Foreign currency translation adjustments	(87)	57	(49)	49
Total comprehensive loss	$(2,712)	$(1,121)	$(6,110)	$(2,367)

Basic and diluted net income (loss) per share:
Loss from continuing operations	$(0.09)	$(0.07)	$(0.20)	$(0.13)
Income from discontinued operations	$—	$0.03	$—	$0.05
Net loss	$(0.09)	$(0.04)	$(0.20)	$(0.08)

Shares used in computing net loss from continuing operations per share, income from discontinued operations per share, and net loss per share	30,747	30,042	30,449	29,997

See accompanying notes to the unaudited condensed consolidated financial statements.

TIGERLOGIC CORPORATION AND SUBSIDIARIES

UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(In thousands)

	Six Months Ended September 30,
	2014	2013

Cash flows from operating activities:
Net loss	$(6,061)	$(2,416)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization of long-lived assets	123	94
Recovery from bad debt	(58)	—
Stock-based compensation expense	361	763
Foreign currency exchange (gain) loss	(10)	28
Change in assets and liabilities:
Trade accounts receivable	(2)	(645)
Other current and non-current assets	56	148
Accounts payable	334	(38)
Accrued liabilities	(507)	333
Deferred revenue	43	88
Net cash used in operating activities	(5,721)	(1,645)

Cash used in investing activities-purchase of property, furniture and equipment	(258)	(33)

Cash from financing activities
Proceeds from exercise of stock options	23	32
Proceeds from issuance of common stock	—	24
Net cash provided by financing activities	23	56

Effect of exchange rate changes on cash	(64)	38

Net decrease in cash	(6,020)	(1,584)
Cash at beginning of the period	18,602	6,465
Cash at end of the period	$12,582	$4,881

See accompanying notes to the unaudited condensed consolidated financial statements.

TIGERLOGIC CORPORATION AND SUBSIDIARIES

NOTES TO THE UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

September 30, 2014

1.              INTERIM FINANCIAL STATEMENTS

The unaudited interim condensed consolidated financial information furnished herein reflects all adjustments, consisting only of normal recurring items, which in the opinion of management are necessary to fairly state TigerLogic Corporation and its subsidiaries’ (collectively, the “Company” or “we,” “us” or “our”) financial position, results of operations and cash flows for the dates and periods presented and to make such information not misleading. Certain information and footnote disclosures normally included in annual financial statements prepared in accordance with accounting principles generally accepted in the United States of America have been omitted pursuant to rules and regulations of the Securities and Exchange Commission (“SEC”); nevertheless, management of the Company believes that the disclosures herein are adequate to make the information presented not misleading. These unaudited condensed consolidated financial statements should be read in conjunction with the Company’s audited financial statements for the year ended March 31, 2014, contained in the Company’s Annual Report on Form 10-K filed with the SEC on June 27, 2014. The results of operations for the three and six months ended September 30, 2014, are not necessarily indicative of results to be expected for any other interim period or the fiscal year ending March 31, 2015.

On November 15, 2013, the Company completed the sale of its assets dedicated to the multidimensional database management system (“MDMS”) and related connectivity products known as the MDMS family of products, including D3, mvBase, mvEnterprise and the Pick connectivity products (the “MDMS Business”), and the related underlying enterprise resource planning (“ERP”) platform required to support the MDMS Business, to Rocket Software, Inc. (“Rocket”). As a result of this divestiture, the historical results of the MDMS Business has been reclassified and presented as discontinued operations for prior year periods presented. See Note 2 for additional information related to the disposition of the MDMS Business. Unless otherwise noted, all reported amounts are from continuing operations.

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

As of September 30, 2014, the Company has not had and does not anticipate generating any future cash flows related to the MDMS Business other than the $2.2 million cash expected to be received from escrow.

The financial results of the discontinued operations for the three and six months ended September 30, 2013 were as follows (in thousands):

	Three Months Ended September 30, 2013	Six Months Ended September 30, 2013

Revenue of discontinued operations	$2,322	$4,680
Income from discontinued operations	1,296	2,663
Income tax expense	508	1,077
Income from discontinued operations, net of tax	$788	$1,586

3.              STOCK-BASED COMPENSATION

The Company has a stock option plan that provides for the granting of stock options, restricted stock and restricted stock units to directors, employees and consultants. The Company also has an employee stock purchase plan allowing employees to purchase the Company’s common stock at a discount.

Total stock-based compensation expense included in the unaudited condensed consolidated statements of comprehensive loss for the three and six months ended September 30, 2014 and 2013, was as follows (in thousands):

	Three Months Ended September 30,		Six Months Ended September 30,
	2014	2013	2014	2013

Cost of revenue	$9	$4	$10	$7
Operating expense:
Selling and marketing	62	91	130	211
Research and development	32	91	66	147
General and administrative	85	110	155	241
Total stock-based compensation expense	188	296	361	606
Income tax benefit	—	—	—	—
Net stock-based compensation expense	$188	$296	$361	$606

Excluded from the table above was stock-based compensation expense related to discontinued operations of approximately $68,000 and $156,000 for the three and six months period ended September 30, 2013.

As of September 30, 2014, there was approximately $1.7 million of total unrecognized compensation cost related to non-vested share-based compensation arrangements granted under the plans. That cost is expected to be recognized over a weighted-average period of 3.16 years.

4.              FAIR VALUE MEASUREMENT

The Company maintains all of its cash on deposit at financial institutions. As such, there were no cash equivalents on the Company’s balance sheets as of September 30, 2014 or March 31, 2014. The Company’s financial assets and liabilities measured at fair value on a recurring basis consist of accounts receivable, receivable from the sale of the MDMS Business, and accounts payable and accrued liabilities and their carrying amounts approximate fair value due to their short term nature. There were no financial or nonfinancial assets or liabilities that required recognition or disclosure at fair value on a nonrecurring basis in the Company’s balance sheets as of September 30, 2014 or March 31, 2014.

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

Weighted outstanding options to purchase 3,816,622 shares and 3,737,985 shares of the Company’s common stock for the three and six month periods ended September 30, 2014, respectively, and 3,793,782 shares and 3,951,538 shares for the three and six month periods ended September 30, 2013, respectively, have been excluded from the computation of diluted net loss per share because the effect of their inclusion would have been anti-dilutive.

The change in accumulated other comprehensive income during the three and six month periods ended September 30, 2014 and 2013 is the result of the effect of foreign exchange rate changes.

6.              BUSINESS SEGMENT

The Company operates in one reportable segment. International operations consist primarily of foreign sales offices selling software developed in the United States combined with local service revenue. The following table summarizes consolidated financial information of the Company’s operations by geographic location (in thousands):

	Three Months Ended September 30,		Six Months Ended September 30,
Net revenue	2014	2013	2014	2013

United States	$1,202	$885	$2,065	$1,434
Europe	626	632	1,532	1,449
Total	$1,828	$1,517	$3,597	$2,883

	September 30,	March 31,
Long-lived assets	2014	2014

United States	$19,073	$18,928
Europe	396	413
Total	$19,469	$19,341

The Company engages in the design, development, sale, and support of the following product lines: 1) Omnis Rapid Application Development (“Omnis”) software and related support services, and 2) Social and Mobile Platform, consisting primarily of Postano subscriptions and other services and Storycode professional services. The following table represents the Company’s net revenue by product line (in thousands):

	Three Months Ended September 30,		Six Months Ended September 30,
	2014	2013	2014	2013

Omnis Software	$960	$991	$2,130	$2,019
Social and Mobile Platform	868	526	1,467	864
Total	$1,828	$1,517	$3,597	$2,883

7.              RELATED PARTY TRANSACTIONS

Following the retirement of Richard Koe from the position of Chief Executive Officer effective September 7, 2014, the Company entered into an expense reimbursement agreement with Mr. Koe where the Company agreed to reimburse Astoria Capital Management (“ACM”), an entity controlled by Mr. Koe, a monthly amount of $2,000 as rental fee for the use of ACM’s furniture in the Company’s Portland office. This agreement will continue for such time as the Company continues to make use of ACM’s furniture and will terminate upon written notice from the Company. Mr. Koe continues to serve as a member of the Company’s Board of Directors and remains a non-executive employee of the Company pursuant to the terms and conditions of Mr. Koe’s resignation and transition agreement dated September 7, 2014.

8.              COMMITMENTS AND CONTINGENCIES

The Company is subject from time to time to litigation, claims and suits arising in the ordinary course of business. There were no ongoing material legal proceedings as of September 30, 2014.

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

9.              GOODWILL IMPAIRMENT TEST

The Company reviews goodwill and other long-lived assets for impairment whenever events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable. During the fiscal quarter ended September 30, 2014, the Company’s market capitalization fell below its net book value. As a result, the first step of goodwill impairment test was conducted as of September 30, 2014 by the Company’s management with the assistance of an independent valuation consultant utilizing both a market capitalization approach, including an estimated control premium, as well as a discounted cash flow approach, with key assumptions including projected future cash flows and a risk-adjusted discount rate.   Both approaches resulted in an estimated fair value of the Company’s reporting unit in excess of net book value that, when weighted, indicated that the fair value of the Company’s  reporting unit exceeded its net book value by approximately 12% as of September 30, 2014. Therefore, the Company determined that no goodwill impairment existed at that time. However, the Company’s stock price has continued to decline after September 30, 2014. The Company continues to monitor the stock price and a further sustained decline in the Company’s stock price and erosion of the Company’s  market capitalization would trigger an additional goodwill impairment test in future periods. To the extent the fair value of the Company’s reporting unit is below its carrying amount, the Company would be required to perform the second step of the goodwill impairment test to measure any impairment of goodwill.

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

On November 15, 2013, we completed the sale of our assets dedicated to the multidimensional database management system (“MDMS”) and related connectivity products known as the MDMS family of products, including D3, mvBase, mvEnterprise and the Pick connectivity products (the “MDMS Business”), and the related underlying enterprise resource planning (“ERP”) platform required to support the MDMS Business, to Rocket Software, Inc. (“Rocket”) for a total sale price of approximately $22 million (the “Sale”), of which approximately $19.8 million was received at closing and approximately $2.2 million is being held by a third party escrow agent for 12 months to serve as security for our general indemnification obligations. As a result of this divestiture, the historical results of the MDMS Business through the disposition date has been reclassified and presented as discontinued operations for the prior periods presented.  Also, in connection with, and effective on, the closing of the Sale, we assigned to Rocket our Lease Agreement with The Irvine Company, dated November 9, 2004, as amended on December 7, 2009. The lease was for approximately 15,000 square feet of office space in Irvine, California and runs through October 2015.

The divestiture is a very important step forward towards our transformation to take advantage of what we believe to be great opportunities for our social and mobile products. We believe the sale of the MDMS Business will allow us to better focus our resources, and provide the capital to accelerate the development, marketing and sales of our Postano and Omnis platforms.

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

Products

Our principal continuing business consists of: 1) the design, development, sale, and support of rapid application development software; and 2) a social and mobile platform, which includes a social media content aggregation and visualization platform, Internet search enhancement tools, and the design and development of mobile applications and digital publications. Our products allow customers to create and enhance flexible software applications for their own needs. Our Omnis software is a development platform that allows mobile centric developers the ability to build a software code once and quickly deploy an application cross-platform in any environment. Our Postano product is a real-time social media content aggregation, activation, and visualization platform. Our Internet search enhancement tools include the yolink browser plug-in, yolink API for web sites, and yolink search plug-in for WordPress sites. Our mobile solutions include the design and hosting of mobile applications and digital publishing solutions, such as interactive marketing collaterals, brochures, and retail applications.

We primarily sell our Omnis software products through established distribution channels consisting of original equipment manufacturers (“OEMs”), system integrators, specialized vertical application software developers and consulting organizations, as well as through our sales personnel. Our social media content aggregation platform and Internet search enhancement tools are generally sold through our sales personnel and web sites, as well as through co-marketing arrangements with third parties. Our mobile applications and digital publishing solutions are generally sold through our sales personnel. Outside the United States, we maintain direct sales offices in the United Kingdom, France, and Germany. Approximately 34% and 43% of our revenue from continuing operations came from sales through our offices located outside the United States for the three and six months ended September 30, 2014, respectively.  We generally license our Omnis software on a per-CPU, per-server, per-port or per-user basis. We generally license our hosted Postano platform on a time-based subscription basis. We license our yolink products at prices based on usage measured in a variety of ways. We generally sell our mobile application design and digital publishing services on a project fee basis, and charge monthly fees for hosting mobile applications. In addition to software products and hosted services, we provide continuing software maintenance and support and, to a limited extent, other professional services to our customers, including consulting and training services to help plan, analyze, implement and maintain application software based on our products. For each of the three and six months ended September 30, 2014, and 2013, no single customer accounted for more than 10% of our revenue.

In addition, one of the elements of our business strategy involves expansion through the acquisition of businesses, assets, products or technologies that allow us to complement our existing product offerings, expand our market coverage or enhance our technological capabilities, such as our acquisition of privately-held Storycode, Inc., a mobile applications development and publishing company in January 2013. We continually evaluate and explore strategic opportunities as they arise, including business combination transactions, strategic partnerships, and the purchase or sale of assets, including tangible and intangible assets, such as our divestiture of the MDMS Business.

TigerLogic Postano

Postano is a real-time hosted social content aggregation, activation, and visualization platform, bringing together social media conversations and content streams from around the web to strengthen fan engagement. The Postano platform includes Postano Mobile, Postano Events, Postano Retail, Postano Social Hub, Postano Command Center, and the built-in Postano Monitoring dashboard capabilities. Postano aggregates social content across Twitter, Tumblr, Facebook, Instagram, Pinterest, and other social platforms. Within Postano, these content streams can be moderated, curated, analyzed, and then displayed in venues ranging from retail stores to stadiums, at events to increase brand awareness, on website social hubs to amplify engagement, and on hashtag campaign landing pages to create brand conversation and increase participation. Major Postano features include native mobile moderation apps for iPhone and Android, and advanced social visualizations built entirely with customizable HTML5 for content that can be displayed on every size screen from smartphones to the largest LED screen arrays. Postano is designed primarily for commercial use, with pricing based on a number of factors, including the type of Postano displayed, the number of Postano displays, features, display customization and support levels desired.

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

Omnis Rapid Application Development Tools

Our Omnis products support the full life cycle of software application development and are designed for rapid prototyping, development, and deployment of graphical user interface (“GUI”) client/server and web applications. The Omnis products - Omnis Studio and Omnis Classic - are object-oriented and component-based, providing the ability to deploy cross-platform applications on operating system platforms and database environments. Omnis Studio’s JavaScript Client platform enables developers to create and deploy highly interactive web and mobile enterprise applications for Android, iOS, BlackBerry, and Windows based devices, all from one code base. Omnis Studio 6.0 uses scripting compatible with HTML5 and CSS3 to enable support for all popular browsers and devices, including tablets, smartphones, desktops, and web-enabled TVs. Omnis-based applications are developed once and deployed to any device, on any platform, with no plug-in installation required.

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

For our hosted software subscription arrangements, services revenue is recognized ratably over the subscription period.  We also have services revenue consisting of consulting and training services that are either recognized as the services are performed or upon the completion of the services depending on the nature of the services. When subscription arrangements involve multiple elements that qualify as separate units of accounting, we allocate arrangement consideration to all deliverables based on the relative stand-alone selling price method in accordance with the selling price hierarchy, which includes: (i) VSOE if available; (ii) third-party evidence (TPE) if VSOE is not available; and (iii) best estimate of selling price (BESP) if neither VSOE nor TPE is available.  Revenue allocated to each deliverable, limited to the amount not contingent on future performance, is then recognized when the basic revenue recognition criteria are met for the respective deliverables. When subscription arrangements involve multiple elements that do not qualify as separate units of accounting, the entire arrangement consideration is recognized over the subscription period.

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

We generally assess goodwill for potential impairments in the fourth quarter of each fiscal year, or during the year if an event or other circumstance indicates that we may not be able to recover the carrying amount of the asset.  In evaluating goodwill for impairment, we first assess qualitative factors to determine whether it is more likely than not (that is, a likelihood of more than 50 percent) that the fair value of a reporting unit is less than its carrying amount. If we conclude that it is not more likely than not that the fair value of a reporting unit is less than its carrying value, then no further testing of the goodwill assigned to the reporting unit is required. However, if we conclude that it is more likely than not that the fair value of a reporting unit is less than its carrying value, we then perform a two-step goodwill impairment test to identify potential goodwill impairment and measure the amount of goodwill impairment to be recognized, if any.

In the first step of the review process, we compare the estimated fair value of the reporting unit with its carrying value. If the estimated fair value of the reporting unit exceeds its carrying amount, no further analysis is needed.

If the estimated fair value of the reporting unit is less than its carrying amount, we proceed to the second step of the review process to calculate the implied fair value of the reporting unit goodwill in order to determine whether any impairment is required. We calculate the implied fair value of the reporting unit goodwill by allocating the estimated fair value of the reporting unit to all of the assets and liabilities of the reporting unit as if the reporting unit had been acquired in a business combination. If the carrying value of the reporting unit’s goodwill exceeds the implied fair value of the goodwill, we recognize an impairment loss for that excess amount. In allocating the estimated fair value of the reporting unit to all of the assets and liabilities of the reporting unit, we use industry and market data, as well as knowledge of the industry and our past experiences.

Determining the fair value of a reporting unit under the first step of the goodwill impairment test is judgmental in nature and often involves the use of significant estimates and assumptions. These estimates and assumptions could have a significant impact on whether or not an impairment charge is recognized and the magnitude of any such charge. We base our calculation of the estimated fair value of a reporting unit on multiple approaches: market approach under the guideline public company method, market approach under the market capitalization method, and income approach. For the income approach, we use internally developed discounted cash flow models that include, among others, the following assumptions: projections of revenues and expenses and related cash flows based on assumed long-term growth rates and demand trends; expected future investments to grow new units; and estimated discount rates. We base these assumptions on our historical data and experience, third-party appraisals, industry projections, micro and macro general economic condition projections, and our expectations.

For purposes of our goodwill analysis, we consider ourselves a single reporting unit.  Factors we consider to be important that would trigger an impairment review include the following:

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

Given our single reporting unit structure, a key input in estimating of our reporting unit fair value is our stock price as reported by Nasdaq and our related market capitalization. Our stock price has been volatile and during the fiscal quarter ended September 30, 2014 our market capitalization fell below our net book value. As a result, the first step of goodwill impairment test was conducted as of September 30, 2014 by our management with the assistance of an independent valuation consultant utilizing both a market capitalization approach, including an estimated control premium, as well as a discounted cash flow approach, with key assumptions including projected future cash flows and a risk-adjusted discount rate.  Both approaches resulted in an estimated fair value of our reporting unit in excess of net book value that, when weighted, indicated that the fair value of our reporting unit exceeded our net book value by approximately 12% as of September 30, 2014. Therefore, we determined that no goodwill impairment existed at that time. However, our stock price has continued to decline after September 30, 2014. We continue to monitor our stock price and a further sustained decline in our stock price and erosion of our market capitalization would trigger additional goodwill impairment testing in future periods. To the extent the fair value of our reporting unit is below its carrying amount, we would be required to perform the second step of the goodwill impairment test to measure any impairment of goodwill.

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

RECENT ACCOUNTING PRONOUNCEMENT. In May 2014, the Financial Accounting Standard Board (FASB) issued Accounting Standards Update (ASU) No. 2014-09, Revenue from Contracts with Customers (Topic 606), which provides guidance for revenue recognition. This ASU affects any entity that either enters into contracts with customers to transfer goods or services or enters into contracts for the transfer of non-financial assets. This ASU will supersede the revenue recognition requirements in Topic 605, Revenue Recognition, and most industry-specific guidance. This ASU also supersedes some cost guidance included in Subtopic 605-35, Revenue Recognition-Construction-Type and Production-Type Contracts. The core principle of the guidance is that an entity should recognize revenue to depict the transfer of promised goods or services to customers in an amount that reflects the consideration to which the entity expects to be entitled in exchanged for those goods or services. The new standard is effective for the Company in our fiscal year 2018. Early application is not permitted. The standard permits the use of either the retrospective or cumulative effect transition method. We are evaluating the effect that ASU 2014-09 will have on our consolidated financial statements and related disclosures. We have not yet selected a transition method nor have we determined the effect of the standard on our ongoing financial reporting.

In April 2014, the FASB issued ASU No. 2014-08, Presentation of Financial Statements (Topic 205) and Property, Plant, and Equipment (Topic 360), which provides guidance for reporting discontinued operations and disclosures of disposals of components of an entity. This ASU affects an entity that has either a component that is disposed of or meets the criteria to be classified as held for sale. The core principle of the guidance is that a disposal of a component, or a group of components of an entity is required to be reported in discontinued operations if the disposal represents a strategic shift and has (or will have) a major effect on an entity’s operations and financial results. This standard is effective for annual reporting periods beginning after December 15, 2014, including interim periods within that reporting period (our fiscal year 2016). We do not expect the adoption of this ASU to have a material impact on our financial position and results of operations.

In August 2014, the FASB issued ASU No. 2014-15, Presentation of Financial Statements-Going Concern (Subtopic 205-40): Disclosure of Uncertainties about an Entity’s Ability to Continue as a Going Concern (“ASU 2014-15”). This ASU is intended to define management’s responsibility to evaluate whether there is substantial doubt about an organization’s ability to continue as a going concern and to provide related footnote disclosures. The amendments in this ASU are effective for reporting periods beginning after December 15, 2016, with early adoption permitted. We are currently assessing the impact the adoption of this ASU will have on our ongoing financial reporting.

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

	Three Months Ended			Three Months Ended		Six Months Ended			Six Months Ended
	September 30, 2014			September 30, 2013		September 30, 2014			September 30, 2013
	Results	% of Net Revenues	Percent Change	Results	% of Net Revenues	Results	% of Net Revenues	Percent Change	Results	% of Net Revenues
	(In thousands)			(In thousands)		(In thousands)			(In thousands)
Net revenues
Licenses	$592	32%	-4%	$615	41%	$1,337	37%	6%	$1,263	44%
Services	1,236	68%	37%	902	59%	2,260	63%	40%	1,620	56%
Total net revenues	1,828	100%	21%	1,517	100%	3,597	100%	25%	2,883	100%
Operating expenses
Cost of revenues:
Cost of license revenues (as a % of license revenues)	19	3%	0%	19	3%	38	3%	0%	38	3%
Cost of service revenues (as a % of service revenues)	357	29%	78%	201	22%	610	27%	77%	344	21%
Selling and marketing	1,504	82%	10%	1,366	90%	3,419	95%	20%	2,846	99%
Research and development	1,143	63%	5%	1,090	72%	2,229	62%	7%	2,089	72%
General and administrative	1,452	79%	19%	1,219	80%	3,339	93%	33%	2,504	87%
Total operating expenses	4,475	245%	15%	3,895	257%	9,635	268%	23%	7,821	271%
Operating loss	(2,647)	-145%	11%	(2,378)	-157%	(6,038)	-168%	22%	(4,938)	-171%
Other income (expense)-net	40	2%	-233%	(30)	-2%	7	0%	-130%	(23)	-1%
Loss before income taxes	(2,607)	-143%	8%	(2,408)	-159%	(6,031)	-168%	22%	(4,961)	-172%
Income tax provision (benefit)	18	1%	-104%	(442)	-29%	30	1%	-103%	(959)	-33%
Net loss from continuing operations	$(2,625)	-144%	33%	$(1,966)	-130%	$(6,061)	-169%	51%	$(4,002)	-139%

Revenue

NET REVENUE. Net revenues include software licensing, hosted subscription services, post contract technical support, and professional services for our Omnis, Postano, and Storycode products and services. We generally license our Omnis software primarily on a per-CPU, per-server, per-port or per-user basis. Therefore, the addition of CPUs, servers, ports or users to existing systems increases our revenue from our installed base of licenses. Similarly, the reduction of CPUs, servers, ports or users from existing systems decreases our revenue from our installed base of customers. Our hosted Postano platform is generally sold on a time-based subscription basis and may additionally include professional services fees. Our Storycode digital publishing professional services are generally sold on a project basis. The timing of orders and customer ordering patterns has resulted in fluctuations in revenue between quarters and year-to-year. Total revenue increased by approximately $0.3 million or 21% and $0.7 million or 25% for the three and six month periods ended September 30, 2014, respectively, when compared to the same periods in the prior year. License revenues from our Omnis software decreased slightly by approximately $23,000 or 4% for the three months ended September 30, 2014 when compared to the same period in the prior year but increased by approximately $0.1 million or 6% for the six months ended September 30, 2014 when compared to the same periods in the prior year. Services revenue for the three and six month periods ended September 30, 2014 increased by approximately $0.3 million or 37% and $0.6 million or 40%, respectively, when compared to the same periods in the prior year primarily due to higher Postano subscription and services.

Along with developing upgrades to our Omnis software, we have been actively developing and marketing our Postano social media visualization platform. While we are committed to research and development efforts that are intended to allow us to penetrate new markets and generate new sources of revenue, such efforts may not result in additional products, services or revenue. We can give no assurances as to customer acceptance of any new products or services, or the ability of the current or any new products and services to generate revenue. There can be no assurances that we will be able to fully replace the revenue from the MDMS Business we sold in November 2013 with revenue from our retained or newly developed products quickly, or at all.

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

COST OF SERVICE REVENUE. Cost of service revenue includes primarily data center hosting and personnel costs relating to hosting, consulting, technical support, professional and training services. Cost of service revenue for the three and six months ended September 30, 2014 increased by approximately $0.2 million or 78% and $0.3 million or 77%, respectively, from the same periods in the prior year mainly due to higher Postano personnel costs during the three and six months ended September 30, 2014 for new hires, and higher hosting costs from increased Postano subscriptions.

SELLING AND MARKETING. Selling and marketing expense consists primarily of salaries, benefits, advertising, trade shows, travel and overhead costs for our sales and marketing personnel. Selling and marketing expense for the three and six months ended September 30, 2014 increased by approximately $0.1 million or 10% and $0.6 million or 20%, respectively, when compared to the same periods in the prior year mainly due to higher marketing and consulting expense for our Omnis and Postano product lines, higher commission expense related to increased Postano sales, higher travel related expense for Postano sales activities, events and trade shows, and higher personnel expense due to added headcount.

We anticipate that selling and marketing costs related to our Postano product lines may continue to increase as we further develop the sales channels for these products, and as customer acceptance of these products increases.

RESEARCH AND DEVELOPMENT. Research and development expense consists primarily of salaries and other personnel-related expenses and overhead costs for engineering personnel, including employees in the United States and the United Kingdom and contractors in the United States. Research and development expense for the three and six months ended September 30, 2014 increased by approximately $0.1 million or 5% and $0.1 million or 7% when compared to the same periods in the prior year mainly due to higher consulting cost incurred in the current year.

We have devoted significant resources to the research and development of our products and technology. We believe that our future success will depend largely on strong development efforts with respect to both our existing and new products. These development efforts have resulted in updates and upgrades to existing Omnis products and the launch of new products including the Postano social media and yolink search technology product lines. New product updates and upgrades in our Omnis and Postano product lines are currently in progress and we expect to continue our research and development efforts in these product lines for the foreseeable future. We intend for these efforts to improve our future operating results and increase cash flows. However, such efforts may not result in additional new products or revenue, and we can make no assurances that any announced products or future products will be successful.

GENERAL AND ADMINISTRATIVE. General and administrative expense consists primarily of costs associated with our finance, human resources, legal and other administrative functions. These costs consist principally of salaries and other personnel-related expenses, professional fees, depreciation and overhead costs. General and administrative expense for the three and six months ended September 30, 2014 increased by approximately $0.2 million or 19% and $0.8 million or 33%, respectively, when compared to the same periods in the prior year mainly due to higher legal and financial advisory services expense related to the evaluation of any proposed sale of our common stock by our largest stockholder, as well as the evaluation of other strategic alternatives available to the Company, and higher salary expense due to new hires.

OTHER INCOME (EXPENSE)-NET: Other income (expense)-net consists primarily of interest income (expense) and gains and losses on foreign currency transactions. Other income (expense)-net improved from approximately $30,000 of net expense for the three months ended September 30, 2013 to approximately $40,000 of net income for the three months ended September 30, 2014 and improved from approximately $23,000 of net expense for the six months ended September 30, 2013 to approximately $7,000 of net income for the six months ended September 30, 2014 mainly due to favorable exchange rates for the Euro and British Pound in the three and six months ended September 30, 2014 as compared to the same periods in the prior year.

PROVISION FOR INCOME TAXES. Our effective tax rate from continuing operations was (0.7)% and (0.5)% for the three and six months ended September 30, 2014, respectively. Our effective tax rate from continuing operations was 18.4% and 19.3% for the three and six months ended September 30, 2013, respectively. Our effective tax rate from discontinued operations was 39.2% and 40.4% for the three and six months ended September 30, 2013, respectively. Our total effective tax rate was (6.0)% and (5.1)% for the three and six months ended September 30, 2013, respectively. The provision for income taxes for continuing operations for the three and six months ended September 30, 2014 and 2013 reflected the income tax on net earnings from foreign subsidiaries.

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

Liquidity and Capital Resources

As of September 30, 2014, we had $12.6 million in cash, of which approximately $0.9 million was held by our foreign subsidiaries and, if repatriated, would not be subject to material tax consequences. On November 15, 2013, we sold our MDMS Business assets to Rocket for a total sale price of approximately $22.0 million, subject to a $2.2 million escrow for 12 months to serve as security for our general indemnification obligations. The $12.6 million cash balance at September 30, 2014 does not include the $2.2 million amount held in escrow which expires on November 15, 2014 and subject to the receipt of any claims, is expected to be distributed to us promptly thereafter. In connection with the closing of the sale of our MDMS Business, we made cash payments in the aggregate amount of approximately $1.3 million for transaction related expenses. In connection with the closing of the Storycode acquisition in January 2013, we subsequently incurred additional expenses associated with integration costs and other transaction-related expenses of approximately $0.2 million during the six months ended September 30, 2013. We believe that our existing cash balances and cash flow from operations, and the remaining $2.2 million receivable from the sale of our MDMS Business will be sufficient to meet our anticipated cash needs for at least the next twelve months. The MDMS Business represented a significant portion of our historical revenues and there can be no assurances that we will be able to replace those revenues with revenues from our retained or newly developed products quickly, or at all. For the three and six months ended September 30, 2013, our MDMS Business represented approximately 60% and 62% of total net revenue, respectively.

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

We had no material commitments for capital expenditures as of September 30, 2014.

Net cash used in operating activities was approximately $5.7 million and $1.6 million for the six month periods ended September 30, 2014 and 2013, respectively. The increase in net cash used in operating activities for the six month period ended September 30, 2014 as compared to the same period in the prior year, was primarily due to higher marketing and professional services expenses relating to Postano and Omnis product lines, higher personnel costs for Postano due to additional hires, and higher legal and consulting expense for strategic planning of our company. Net cash used in investing activities was $0.3 million for the six month period ended September 30, 2014 and was mainly due to the purchases of furniture and equipment related to the relocation of our headquarters in April 2014. Net cash used in investing activities for the six month period ended September 30, 2013 was immaterial. Net cash provided by financing activities for the six month periods ended September 30, 2014 and 2013, respectively, was immaterial due to lower proceeds from the exercise of stock options and related issuance of common stock.

There was no outstanding line of credit during the three months periods ended September 30, 2014 or 2013.

Off-Balance Sheet Arrangements

As of September 30, 2014, we did not have any off-balance sheet arrangements, as defined in the SEC regulations, which have or are reasonably likely to have a current or future effect on our financial condition, changes in financial condition, revenues, or expenses, results of operations, liquidity, capital expenditures or capital resources that is material to the investors.

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

Our Adjusted EBITDA was negative $2.4 million or negative 131% of total net revenue for the three month period ended September 30, 2014, and negative $5.6 million or negative 154% of total net revenue for the six month period ended September 30, 2014. Our Adjusted EBITDA was negative $0.7 million or negative 44% of total net revenue for the three month period ended September 30, 2013, and negative $1.4 million or negative 49% of total net revenue for the six month period ended September 30, 2013. The decrease in Adjusted EBITDA for the three and six month periods ended September 30, 2014 was a result of higher operating expenses in the current periods due mainly to higher personnel and marketing expenses as we expanded our sales and marketing efforts for Postano, and higher legal and financial advisory services expense relating to the evaluation of any proposed sale of our common stock by our largest stockholder, as well as the evaluation of other strategic alternatives available to the Company. The following table reconciles Adjusted EBITDA to the GAAP reported net loss:

RECONCILIATION OF ADJUSTED EBITDA TO NET LOSS

(In thousands)

	For the Three Months Ended September 30,		For the Six Months Ended September 30,
	2014	2013	2014	2013

Reported net loss	$(2,625)	$(1,178)	$(6,061)	$(2,416)
Depreciation and amortization	65	45	123	94
Stock-based compensation	188	364	361	763
Interest expense-net	1	1	2	2
Other (income) expense-net	(41)	29	(9)	21
Income tax provision	18	66	30	118
Adjusted EBITDA	$(2,394)	$(673)	$(5,554)	$(1,418)

Our Adjusted EBITDA financial information can also be reconciled to net cash used in operating activities as follows:

	For the Six Months Ended September 30,
	2014	2013

Net cash used in operating activities	$(5,721)	$(1,645)
Interest expense-net	2	2
Other (income) expense-net	(9)	21
Income tax provision	30	118
Change in trade accounts receivable	2	645
Change in other current and non-current assets	(56)	(148)
Change in accounts payable	(334)	38
Change in accrued liabilities	507	(333)
Change in deferred revenue	(43)	(88)
Foreign currency exchange gain (loss)	10	(28)
Recovery from bad debt	58	—
Adjusted EBITDA	$(5,554)	$(1,418)

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

PART II. OTHER INFORMATION

ITEM 1A.               RISK FACTORS

We operate in a rapidly changing environment that involves numerous risks and uncertainties. A description of the risks and uncertainties associated with our business is set forth below. You should carefully consider such risks and uncertainties, together with the other information contained in this Quarterly Report on Form 10-Q for the fiscal quarter ended September 30, 2014 and in our other public filings, including our Annual Report on Form 10-K for the fiscal year ended March 31, 2014. If any of such risks and uncertainties actually occurs, our business, financial condition or operating results could differ materially from the plans, projections, and other forward-looking statements included in the section titled “Management’s Discussion and Analysis of Financial Condition and Results of Operations” and elsewhere in this report and in our other public filings. In addition, if any of the following risks and uncertainties, or if any other risks and uncertainties, actually occurs, our business, financial condition or operating results could be harmed substantially, potentially causing the market price of our stock to decline, perhaps significantly. The following section lists some, but not all, of these risks and uncertainties that may have a material adverse effect on our business, financial condition or results of operation.

IF WE DO NOT DEVELOP NEW PRODUCTS, ENHANCE EXISTING PRODUCTS TO KEEP PACE WITH RAPIDLY CHANGING TECHNOLOGY AND INDUSTRY STANDARDS, AND SUCCESSFULLY INTEGRATE ACQUIRED PRODUCTS AND TECHNOLOGIES, OUR REVENUE MAY DECLINE.

We have devoted significant resources to the research and development, as well as acquisitions, of products and technologies. We believe that our future success will depend in large part on strong research and development efforts with respect to both our existing and new products, as well as the integration of newer technologies. We have made extensive efforts to leverage our core intellectual property to create new product lines, including our yolink search technology and our Postano social media visualization platform, which we have enhanced by incorporating Storycode’s expertise in mobile application development, user experience, and design to create, what we believe, is a new kind of social platform with mobile distribution capabilities. In furtherance of that strategy, in November 2013, we completed the sale of our MDMS Business to Rocket, to enable us to continue to invest additional resources into our other products, such as Postano and Omnis products.

While we intend for these efforts to improve our future operating results and increase cash flow, such new products may not be successful or generate significant revenue. The MDMS Business represented a significant portion of our historical revenues and there can be no assurances that we will be able to replace those revenues with revenues from our retained or newly developed products quickly, or at all. A large portion of the MDMS Business consisted of the sale of annual software maintenance and support services, which provided a historically relatively stable revenue stream. The lower sales volume of annual software maintenance and support services from our retained Omnis products, combined with the longer sales cycle of our newer Postano and Storycode products and services, may result in larger fluctuations in revenue.

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

OUR FAILURE TO COMPETE EFFECTIVELY MAY HAVE AN ADVERSE IMPACT ON OUR OPERATING RESULTS.

The market for our products is highly competitive, diverse and subject to rapid change. Our products and services compete on the basis of the following key characteristics: performance; inter-operability; scalability; functionality; reliability; pricing; post sale customer support; quality; compliance with industry standards; and overall total cost of ownership. The application development tools software market is rapidly changing and intensely competitive. Our Omnis products currently encounter competition from several direct competitors, including Microsoft, and competing development environments, including JAVA. Direct competitors of our Postano social media visualization platform include Facebook and Twitter, as well as numerous smaller companies in the emerging social media marketplace. Direct competitors of our yolink search technology include Google, Yahoo, Microsoft, AOL, and Ask, as well as a number of smaller companies with products that directly and indirectly compete with our yolink search technology. Direct competitors of our Storycode products and services include companies such as Salesforce, Oracle, and large marketing agencies. Additionally, as we expand our business and integrate acquired products and technologies, we expect to compete with a different group of companies, including smaller, highly focused companies offering single products.

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

BECAUSE OUR OMNIS AND SOCIAL AND MOBILE PRODUCTS COMPETE WITH PRODUCTS FROM MUCH LARGER AND WELL KNOWN COMPANIES, OUR REVENUE MAY DECLINE IF WE CANNOT MAINTAIN OUR SALES TO EXISTING CUSTOMERS OR GENERATE SALES TO NEW CUSTOMERS.

We face very strong competition from much larger and better known companies in the markets for our Omnis and social and mobile products. As a result, existing customers and new customers may be inclined to adopt other technologies. To maintain or grow our revenue in these markets, we will need to maintain or grow our sales to existing customers and to generate sales to new customers, including corporate development teams, commercial application developers, system integrators, independent software vendors, and independent consultants. If we fail to attract new customers, if we lose our customers to competitors, or if the Omnis and social and mobile markets decline, our revenue will be adversely affected.

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

ADVERSE ECONOMIC CONDITIONS COULD CONTINUE TO HARM OUR BUSINESS.

Our operations and performance depend significantly on global economic conditions. Instability in the global credit markets, including European economic and financial turmoil related to sovereign debt issues in certain countries, may continue to put pressure on global economic conditions. If economic conditions remain uncertain in key markets, including without limitation the United States and Western Europe where we derive a majority of our revenue, we will continue to experience adverse impacts on our business, operating results, and financial condition. Unfavorable changes in economic conditions, including recession, rising inflation, diminished credit availability, declining valuation of investments or other changes in economic conditions have resulted in lower information technology spending and have adversely affected our revenue. For example, current or potential customers may have been unable to fund software purchases, potentially causing them to delay, decrease or cancel purchases of our products and services or to not pay us or to delay paying us for previously purchased products and services. Further, since we generally license our Omnis software on a per-CPU, per-server, per-port or per-user basis, any decrease in CPUs, servers, ports or users by our customers would result in a decrease in our revenue. These and other economic factors could continue to have a material adverse effect on demand for our products and services and on our financial results.

WE HAVE A HISTORY OF LOSSES AND WILL CONTINUE TO INCUR SIGNIFICANT LOSSES IN THE FUTURE.

We recorded net loss of approximately $6.1 million for the six months ended September 30, 2014 and had an accumulated deficit of approximately $116.5 million as of September 30, 2014. We expect that we will continue to incur significant losses in the future for a number of reasons, including uncertainty as to: (i) the level of our future revenues; (ii) our efforts to monetize newer technologies and services we have developed, including Postano and  Storycode, and (iii) our efforts to integrate acquired products and technologies. We plan to continue to pursue strategic opportunities, including investment in new product development, and evaluation of strategic acquisitions and dispositions of assets and technologies, such as the recently completed sale of our MDMS Business. There can be no assurances that we will be able to replace the MDMS revenues with revenues from our retained or newly developed products quickly, or at all. Forecasting our revenues and profitability for our new business models is inherently uncertain and volatile. We will need to generate significant increases in our revenues to achieve and maintain profitability, particularly given the current small size of our business relative to the costs associated with being a public reporting company. If our revenue fails to grow or grows more slowly than we currently anticipate or our operating expenses exceed our expectations, our losses would significantly increase which could harm our business and operating results.

IF OUR GOODWILL AND INTANGIBLE ASSETS BECOME IMPAIRED WE MAY BE REQUIRED TO RECORD A SIGNIFICANT NON-CASH CHARGE TO EARNINGS WHICH WOULD MATERIALLY AND ADVERSELY AFFECT OUR RESULTS OF OPERATIONS.

We had goodwill and intangible assets of approximately $18.7 million at September 30, 2014. Under accounting principles generally accepted in the United States, we review our goodwill for impairment annually in the fourth quarter of each fiscal year, or more frequently if events or changes in circumstances indicate the carrying value may not be fully recoverable. We review our intangible assets for impairment whenever events or changes in circumstances indicate that the carrying amounts may not be recoverable. The carrying value of our goodwill and intangible assets may not be recoverable due to factors such as a significant decline in our stock price and market capitalization, reduced estimates of future revenues or cash flows, timing of our revenues, significant changes in the strategy for the overall business, or significant negative trends in our industry or the economy in general. Estimates of future revenues and cash flows are based on a long-term financial outlook of our operations. Actual performance in the near-term or long-term could be materially different from these forecasts, which could impact future estimates and the recorded value of the intangibles. In addition, we have only one reporting unit, and the estimated fair value of the reporting unit is currently based primarily on our market capitalization as determined through quoted stock trading prices on Nasdaq. Our stock price has been volatile and during the fiscal quarter ended September 30, 2014 our market capitalization fell below our net book value. As a result, the first step of goodwill impairment test was conducted as of September 30, 2014 by our management with the assistance of an independent valuation utilizing both a market capitalization approach, including an estimated control premium, as well as a discounted cash flow approach, with key assumptions including projected future cash flows and a risk-adjusted discount rate.   Both approaches resulted in an estimated fair value of our reporting unit in excess of net book value and, when weighted, resulted in an indicated fair value of our reporting unit in excess of our net book value by approximately 12% as of September 30, 2014. Therefore, we determined that no goodwill impairment existed at that time. We continue to monitor our stock price, which continues to decline since September 30, 2014.  A further sustained decline in our stock price and erosion of our market capitalization is likely to trigger additional goodwill impairment testing in future periods. To the extent the fair value of our reporting unit is below its carrying amount, we would be required to perform the second step of the goodwill impairment test to measure any impairment of goodwill. Should impairment of our goodwill and intangible assets be determined to exist, we would be required to recognize a significant charge to earnings in our consolidated financial statements during that period. In the event we need to reduce the carrying value of our goodwill or intangible assets, any such impairment charge would materially and adversely affect our results of operations.

IF OUR COMMON STOCK IS DELISTED FROM THE NASDAQ CAPITAL MARKET, OUR BUSINESS, FINANCIAL CONDITION, RESULTS OF OPERATIONS AND STOCK PRICE COULD BE ADVERSELY AFFECTED, AND THE LIQUIDITY OF OUR STOCK AND OUR ABILITY TO OBTAIN FINANCING COULD BE IMPAIRED.

On October 7, 2014, we received a letter from the Listing Qualifications Department of The NASDAQ Stock Market (“NASDAQ”) notifying us that we were not in compliance with the requirement of Nasdaq Listing Rule 5550(a)(2) (the “Listing Rule”) for continued listing on the NASDAQ Capital Market as a result of the closing bid price for our common stock being below $1.00 for 30 consecutive business days. This notification has no effect on the listing of our common stock at this time. In accordance with the Listing Rule, we have 180 calendar days, or until April 6, 2015, to regain compliance with the minimum bid price requirement.  In order to regain compliance, shares of our common stock must maintain a minimum closing bid price of at least $1.00 per share for a minimum of ten consecutive business days.  No assurance can be given that we will regain compliance during that period or that we will be able to maintain continued compliance with the other listing requirements of The NASDAQ Capital Market. If we do not regain compliance with the Listing Rule during this compliance period, we may be eligible for an additional compliance period of 180 calendar days provided that we satisfy NASDAQ’s continued listing requirement for market value of publicly held shares and all other initial listing standards for the NASDAQ Capital Market, other than the minimum bid price requirement, and provide written notice to NASDAQ of our intention to cure the deficiency during the second compliance period. If we do not regain compliance during the initial compliance period and are not eligible for an additional compliance period, the NASDAQ staff will provide notice that our common stock is subject to delisting from the NASDAQ Capital Market. In that event, we may appeal such determination to a hearings panel.  It is also possible that we could fail to satisfy another NASDAQ requirement for continued listing of our stock and we may receive additional future non-compliance notices from NASDAQ, and proceedings to delist our stock could be commenced.

Any delisting of our common stock from the NASDAQ Capital Market could adversely affect our ability to attract new investors, decrease the liquidity of our outstanding shares of common stock, reduce our flexibility to raise additional capital, reduce the price at which our common stock trades, and increase the transaction costs inherent in trading such shares with overall negative effects for our stockholders. In addition, delisting of our common stock could deter broker-dealers from making a market in or otherwise seeking or generating interest in our common stock, and might deter certain institutions and persons from investing in our securities at all. For these reasons and others, delisting could adversely affect our business, financial condition and results of operations.

OUR PRODUCTS HAVE A LONG SALES CYCLE WHICH COULD RESULT IN DELAYS IN THE RECOGNITION OF REVENUE.

The sales cycle for our Omnis products typically ranges from three to nine months or longer. Our products are typically used by application developers, system integrators and value added resellers to develop applications that are critical to their end user’s business. Because our products are often part of an end user’s larger business process, re-engineering initiative, or implementation of client/server or web-based computing, the end users frequently view the purchase of our products as part of a long-term strategic decision regarding the management of their workforce-related operations and expenditures. Thus, this sometimes results in end users taking a significant period of time to assess alternative solutions by competitors or to defer a purchase decision as a result of an unrelated strategic issue beyond our control.

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

THE CONCENTRATION OF OUR STOCK OWNERSHIP GIVES CERTAIN STOCKHOLDERS SIGNIFICANT CONTROL OVER OUR BUSINESS.

As of September 30, 2014, Astoria Capital Partners, L.P. (“Astoria”) beneficially owned approximately 48.1% of our outstanding common stock. Richard W. Koe, a member of our Board of Directors, serves as the President of Astoria Capital Management, a general partner of Astoria. This concentration of stock ownership allows Astoria, acting alone, to potentially block or delay any actions that require approval of our stockholders, including the election of members to our Board of Directors and the approval of significant corporate transactions. For example, in September and October 2014, our Board of Directors approved amendments to our Bylaws with respect to certain corporate governance matters at the request of, and upon receiving feedback from, Astoria. Moreover, this concentration of ownership may delay or prevent a change in control. Astoria has announced that it is in the process of winding down and is working on identifying strategic block purchasers for its holdings of our common stock, but the timing and the outcome of this process remains uncertain. The Board of Directors of the Company has formed a special committee of independent directors, which committee has engaged its own legal and financial advisors, to evaluate any proposed sale of Astoria’s shares of our common stock that may be presented to the Company as well as other strategic alternatives available to the Company.

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

THE SUCCESS OF OUR BUSINESS DEPENDS IN PART UPON OUR ABILITY TO RECRUIT AND RETAIN KEY PERSONNEL AND MANAGEMENT.

We believe that our future success will depend to a significant extent on our ability to recruit, hire, and retain highly skilled management and employees with experience in engineering, product management, business development, sales, marketing, and customer service.  For example, Mr. Bradley Timchuk and Mr. Justin Garrity were appointed as our Chief Executive Officer and President, respectively, in September 2014.  Competition for such skilled personnel in the software and social media industry can be intense, and there can be no assurance that we will be successful in attracting and retaining such personnel. If we are unable to do so, we may experience inadequate levels of staffing to develop and license our products and perform services for our customers, adversely affecting our business. In addition, we have in the past restructured or made other adjustments to our workforce in response to management changes, product changes, performance issues, acquisitions, and other internal and external considerations. Workforce restructurings could result in a temporary lack of focus and reduced productivity, negatively affecting our revenues and operations.

THE INABILITY TO PROTECT OUR INTELLECTUAL PROPERTY COULD HARM OUR ABILITY TO COMPETE.

Our ability to compete successfully will depend, in part, on our ability to protect our proprietary technology and operations without infringing upon the rights of others. We may fail to do so. We rely primarily on a combination of patent, trade secret, copyright and trademark laws, and contractual provisions to protect our intellectual property and proprietary rights. Our trademarks include TigerLogic, Postano, yolink, Omnis, Omnis Studio, mvDesigner, and Storycode, among others. We have thirteen issued U.S. patents and four pending U.S. patent applications as of September 30, 2014. Although we have been issued various patents and other patent applications are currently pending, there can be no assurance that any of these patents or other proprietary rights will not be challenged, invalidated or circumvented or that our rights will, in fact, provide competitive advantages to us. In addition, there can be no assurance that patents will be issued from pending applications or that claims allowed on any patents will be sufficiently broad to protect our technology. Further, the laws of some foreign countries may not protect our proprietary rights to the same extent as do the laws of the United States. The outcome of any actions taken in these foreign countries may be different than if such actions were determined under the laws of the United States. Although we are not dependent on any individual patents or group of patents for particular segments of the business for which we compete, if we are unable to protect our proprietary rights to the totality of the features (including aspects of products protected other than by patent rights) in a market, we may find ourselves at a competitive disadvantage to others who need not incur the substantial expense, time, and effort required to create innovative products. In addition to trademark and copyright protections, we generally license our products to end users on a “right to use” basis pursuant to license agreements that restrict use of products to a specified number of users or a specified usage.

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

As of September 30, 2014, we had 30,946,817 outstanding shares of common stock, of which approximately 15.9 million shares were restricted securities held by Astoria and other holders. Restricted securities may be sold in the public market only if they are registered or if they qualify for an exemption from registration under the Securities Act. At present, all of our outstanding restricted securities may be registered or are eligible for public sale under Rule 144 promulgated under the Securities Act, subject to volume limitations and other requirements of Rule 144.

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

OUR GLOBAL OPERATIONS EXPOSE US TO ADDITIONAL RISKS AND CHALLENGES ASSOCIATED WITH CONDUCTING BUSINESS INTERNATIONALLY.

We operate on a global basis with offices or distributors in Europe, Africa, Asia, Latin America, South America, Australia, and North America and development efforts in North America and Europe. Approximately 34% and 43% of our revenue for the three and six months ended September 30, 2014, respectively, were generated from our international offices. We face several risks inherent in conducting business internationally, including but not limited to the following:

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

THE FAILURE OF OUR PRODUCTS TO CONTINUE TO CONFORM TO INDUSTRY STANDARDS MAY HARM OUR OPERATING RESULTS.

A key factor in our future success will continue to be the ability of our products to operate and perform well with existing and future, industry-standard enterprise software applications intended to be used in connection with our Omnis and social and mobile products. Inter-operability may require third party licenses, which may not be available to us on favorable terms or at all. Failure to meet existing or future inter-operability and performance requirements of industry standard applications in a timely manner could adversely affect our business. Uncertainties relating to the timing and nature of new product announcements or introductions or modifications of third party software applications could delay our product development, increase our product development expense or cause customers to delay evaluation, purchase, and deployment of our products.

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

ITEM 5.                OTHER INFORMATION

As previously reported on our Current Report on Form 8-K filed with the SEC on October 30, 2014, we recently amended, among other things, the notice provisions in our Bylaws which govern the time periods within which a stockholder must provide notice to us of such stockholder’s proposals or director nominations to be voted on at an annual meeting of stockholders. The foregoing summary of the amendments to our Bylaws does not purport to be complete and is qualified in its entirety by reference to the Amended and Restated Bylaws, which are filed as an exhibit to this Quarterly Report on Form 10-Q.

ITEM 6.                EXHIBITS

Exhibit:	Description
3.6	Amendment to Amended and Restated Bylaws (included as Exhibit 3.1 to the Registrant’s Current Report on Form 8-K filed with the SEC on September 30, 2014 and incorporated herein by reference)

3.7	Amended and Restated Bylaws (included as Exhibit 3.1 to the Registrant’s Current Report on Form 8-K filed with the SEC on October 30, 2014 and incorporated herein by reference)

10.13

Employment and Severance Agreement with Brad Timchuk dated September 7, 2014 (included as Exhibit 10.1 to the Registrant’s Current Report on Form 8-K filed with the SEC on September 9, 2014 and incorporated herein by reference)

10.14

Employment and Severance Agreement with Justin Garrity dated September 7, 2014 (included as Exhibit 10.2 to the Registrant’s Current Report on Form 8-K filed with the SEC on September 9, 2014 and incorporated herein by reference)

10.15

Resignation and Transition Agreement with Richard Koe dated September 7, 2014 (included as Exhibit 10.3 to the Registrant’s Current Report on Form 8-K filed with the SEC on September 9, 2014 and incorporated herein by reference)

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

Date:	November 14, 2014	TIGERLOGIC CORPORATION

/s/ Thomas Lim
Thomas Lim Chief Financial Officer and Duly Authorized Officer

EXHIBIT INDEX

Exhibit:	Description

3.6	Amendment to Amended and Restated Bylaws (included as Exhibit 3.1 to the Registrant’s Current Report on Form 8-K filed with the SEC on September 30, 2014 and incorporated herein by reference)

3.7	Amended and Restated Bylaws (included as Exhibit 3.1 to the Registrant’s Current Report on Form 8-K filed with the SEC on October 30, 2014 and incorporated herein by reference)

10.13

Employment and Severance Agreement with Brad Timchuk dated September 7, 2014 (included as Exhibit 10.1 to the Registrant’s Current Report on Form 8-K filed with the SEC on September 9, 2014 and incorporated herein by reference)

10.14

Employment and Severance Agreement with Justin Garrity dated September 7, 2014 (included as Exhibit 10.2 to the Registrant’s Current Report on Form 8-K filed with the SEC on September 9, 2014 and incorporated herein by reference)

10.15

Resignation and Transition Agreement with Richard Koe dated September 7, 2014 (included as Exhibit 10.3 to the Registrant’s Current Report on Form 8-K filed with the SEC on September 9, 2014 and incorporated herein by reference)

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