Form 10-Q
period 2014-12-31
TigerLogic CORP
filed 2015-02-17
CIK 820738

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark one)

☒      QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended December 31, 2014

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

As of January 31, 2015, the Registrant had 30,946,817 shares of its common stock outstanding.

TIGERLOGIC CORPORATION

PART I. FINANCIAL INFORMATION

ITEM 1.                                                FINANCIAL STATEMENTS

TIGERLOGIC CORPORATION AND SUBSIDIARIES

UNAUDITED CONDENSED CONSOLIDATED BALANCE SHEETS

(In thousands)

	December 31,	March 31,
	2014	2014
ASSETS
Current assets:
Cash	$12,846	$18,602
Trade accounts receivable, less allowance for doubtful accounts of $0 and $43, respectively	850	934
Receivable from sale of MDMS business	—	2,200
Other current assets	472	553
Total current assets	14,168	22,289

Property, furniture and equipment,net	687	575
Goodwill	—	18,183
Intangible assets, net	383	510
Deferred tax assets	107	109
Other assets	63	73
Total assets	$15,408	$41,739

LIABILITIES AND STOCKHOLDERS’ EQUITY

Current liabilities:
Accounts payable	$368	$349
Accrued liabilities	1,527	1,892
Deferred revenue	1,643	1,599
Total current liabilities	3,538	3,840

Other long-term liabilities	108	122
Total liabilities	3,646	3,962

Commitments and contingencies

Stockholders’ equity:
Preferred stock	—	—
Common stock	3,015	3,012
Additional paid-in-capital	143,398	142,848
Accumulated other comprehensive income	2,245	2,360
Accumulated deficit	(136,896)	(110,443)
Total stockholders’ equity	11,762	37,777

Total liabilities and stockholders’ equity	$15,408	$41,739

See accompanying notes to the unaudited condensed consolidated financial statements.

TIGERLOGIC CORPORATION AND SUBSIDIARIES

UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (LOSS)

(In thousands, except per share data)

	Three Months Ended December 31,		Nine Months Ended December 31,
	2014	2013	2014	2013

Net revenues:
Licenses	$515	$591	$1,852	$1,856
Subscriptions and services	1,398	851	3,658	2,470
Total net revenues	1,913	1,442	5,510	4,326
Operating expenses:
Cost of license revenues-amortization of technology intangible asset	19	19	57	57
Cost of subscriptions and service revenues	289	221	899	567
Selling and marketing	1,260	1,615	4,679	4,459
Research and development	780	1,178	3,009	3,267
General and administrative	1,729	903	5,068	3,199
Impairment of goodwill	18,183	—	18,183	—
Acquisition-related cost	—	—	—	209
Total operating expenses	22,260	3,936	31,895	11,758
Operating loss	(20,347)	(2,494)	(26,385)	(7,432)
Other income (expense):
Interest expense-net	—	(1)	(2)	(3)
Other income (expense)-net	33	(23)	42	(44)
Total other income (expense)-net	33	(24)	40	(47)
Loss before income taxes from continuing operations	(20,314)	(2,518)	(26,345)	(7,479)
Income tax provision (benefit)	78	(1,720)	108	(2,678)
Net loss from continuing operations	$(20,392)	$(798)	$(26,453)	$(4,801)
Discontinued operations:
Net income from discontinued operations, net of tax	—	1,082	—	2,669
Gain on sale of discontinued operations, net of tax	—	6,113	—	6,113
Income from discontinued operations	—	7,195	—	8,782
Net income (loss)	$(20,392)	$6,397	$(26,453)	$3,981
Other comprehensive income (loss):
Foreign currency translation adjustments	(66)	27	(115)	76
Total comprehensive income (loss)	$(20,458)	$6,424	$(26,568)	$4,057

Basic and diluted net income (loss) per share:
Loss from continuing operations	$(0.65)	$(0.03)	$(0.85)	$(0.16)
Income from discontinued operations	$—	$0.24	$—	$0.29
Net income (loss)	$(0.65)	$0.21	$(0.85)	$0.13

Shares used in computing net loss from continuing operations per share, income from discontinued operations per share, and net loss per share	31,560	30,176	31,109	30,116

See accompanying notes to the unaudited condensed consolidated financial statements.

TIGERLOGIC CORPORATION AND SUBSIDIARIES

UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(In thousands)

	Nine Months Ended December 31,
	2014	2013

Cash flows from operating activities:
Net income (loss)	$(26,453)	$3,981
Adjustments to reconcile net loss to net cash used in operating activities:
Gain on sale of discontinued operations	—	(9,926)
Impairment of goodwill	18,183	—
Depreciation and amortization of long-lived assets	261	143
Provision for (recovery of) bad debt	(71)	94
Stock-based compensation expense	531	1,129
Foreign currency exchange gain	(47)	(111)
Change in assets and liabilities:
Trade accounts receivable	173	(968)
Other current and non-current assets	21	75
Accounts payable	17	(233)
Accrued liabilities	(272)	590
Deferred revenue	57	634
Net cash used in operating activities	(7,600)	(4,592)

Cash from investing activities:
Purchase of property,furniture and equipment	(264)	(102)
Proceeds from sale of discontinued operations	—	19,800
Net cash provided from (used by) investing activities	(264)	19,698

Cash from financing activities:
Proceeds from exercise of stock options	16	43
Proceeds from issuance of common stock	7	24
Proceeds from sale of discontinued operations	2,200	—
Net cash provided from financing activities	2,223	67

Effect of exchange rate changes on cash	(115)	15

Net increase (decrease) in cash	(5,756)	15,188
Cash at beginning of the period	18,602	6,465
Cash at end of the period	$12,846	$21,653

See accompanying notes to the unaudited condensed consolidated financial statements.

TIGERLOGIC CORPORATION AND SUBSIDIARIES

NOTES TO THE UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

December 31, 2014

1.              INTERIM FINANCIAL STATEMENTS

The unaudited interim condensed consolidated financial information furnished herein reflects all adjustments, consisting only of normal recurring items, which in the opinion of management are necessary to fairly state TigerLogic Corporation and its subsidiaries’ (collectively, the “Company” or “we,” “us” or “our”) financial position, results of operations and cash flows for the dates and periods presented and to make such information not misleading. Certain information and footnote disclosures normally included in annual financial statements prepared in accordance with accounting principles generally accepted in the United States of America have been omitted pursuant to rules and regulations of the Securities and Exchange Commission (“SEC”); nevertheless, management of the Company believes that the disclosures herein are adequate to make the information presented not misleading. These unaudited condensed consolidated financial statements should be read in conjunction with the Company’s audited financial statements for the year ended March 31, 2014, contained in the Company’s Annual Report on Form 10-K filed with the SEC on June 27, 2014. The results of operations for the three and nine months ended December 31, 2014, are not necessarily indicative of results to be expected for any other interim period or the fiscal year ending March 31, 2015.

On November 15, 2013, the Company completed the sale of its assets dedicated to the multidimensional database management system (“MDMS”) and related connectivity products known as the MDMS family of products, including D3, mvBase, mvEnterprise and the Pick connectivity products (the “MDMS Business”), and the related underlying enterprise resource planning (“ERP”) platform required to support the MDMS Business, to Rocket Software, Inc. (“Rocket”). As a result of this divestiture, the historical results of the MDMS Business have been reclassified and presented as discontinued operations for prior year periods presented. See Note 3 for additional information related to the disposition of the MDMS Business. Unless otherwise noted, all reported amounts are from continuing operations.

Certain amounts in prior year’s unaudited condensed consolidated statements of comprehensive income (loss) have been reclassified to conform to current year’s financial statement presentation.

2.              GOODWILL IMPAIRMENT

The Company reviews goodwill and other long-lived assets for impairment whenever events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable. During the fiscal quarter ended December 31, 2014, the Company’s market capitalization fell below its net book value for an extended period of time. The Company operates as a single reporting unit. As a result, Company management conducted the first step of a goodwill impairment test as of December 31, 2014 with the assistance of an independent valuation consultant utilizing both a market capitalization approach, including an estimated control premium, as well as a discounted cash flow approach, with key assumptions including projected future cash flows and a risk-adjusted discount rate.  Both approaches resulted in an estimated fair value of the Company’s reporting unit below net book value as of December 31, 2014. As such, the Company initiated the second step of the goodwill impairment test to measure the amount of impairment. The Company analyzed the fair value of certain assets including its developed technology, trade names, customer relationships, and property. Based on the work performed, the Company concluded that an impairment loss existed as of December 31, 2014. Accordingly, the Company recorded a non-cash goodwill impairment charge to fully write-off the book value of its goodwill in the amount of approximately $18.2 million during the quarter ended December 31, 2014. Also, prior to performing the second step in the goodwill impairment analysis, the Company assessed long-lived assets including property and equipment and intangible assets for impairment. The Company’s conclusion was that such long-lived assets were not impaired as of December 31, 2014.

3.              DISCONTINUED OPERATIONS - BUSINESS DIVESTITURE

On November 15, 2013, the Company completed the sale of the MDMS Business, and the related underlying ERP platform required to support the MDMS Business, to Rocket for a total sale price of approximately $22.0 million (the “Sale”), of which approximately $19.8 million was received at closing and the remaining $2.2 million was released from escrow and received in November 2014. As a result of this divestiture, the historical results of the MDMS Business have been reclassified and presented as discontinued operations for all periods presented.  Also, in connection with, and effective on, the closing of the Sale, the Company assigned to Rocket its Lease Agreement with The Irvine Company, dated November 9, 2004, as amended by the First Amendment thereto dated December 7, 2009. The lease was for approximately 15,000 square feet of office space in Irvine, California and runs through October 2015.  Rocket agreed to allow the Company to continue to occupy a portion of the space until April 2014 when the Company relocated to a new facility to accommodate the personnel previously employed at the premises and continuing with the Company following the Sale.

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

As of December 31, 2014, the Company has not had and does not anticipate generating any future cash flows related to the MDMS Business.

The financial results of the discontinued operations for the three and nine months ended December 31, 2013 were as follows (in thousands):

	Three Months Ended December 31, 2013	Nine Months Ended December 31, 2013

Revenue of discontinued operations	$1,140	$5,821
Income from discontinued operations	567	3,230
Income tax expense (benefit)	(515)	561
Income from discontinued operations, net of tax	$1,082	$2,669
Gain on sale of discontinued operations	9,926	9,926
Income tax expense	3,813	3,813
Gain on sale of discontinued operations, net of tax	6,113	6,113
Total income from discontinued operations	$7,195	$8,782

4.              STORYCODE WINDDOWN

During the quarter ended December 31, 2014, the Company wound down its minor digital publishing services, referred to as Storycode Services, to focus its resources on the Postano and Omnis product lines. In connection with this decision, the Company entered into an Asset Purchase Agreement with two individuals (“Buyers”) who were previously employed by the Company to manage the Storycode Services. The Company assigned to Buyers all of the intellectual property rights related to the name “Storycode” and certain rights related thereto, and agreed to share certain accounts receivable related to the Storycode Services. Buyers and the Company also agreed to a mutual release of all claims against each other. As a result of assigning the “Storycode” name to Buyers, the Company wrote off the remaining balance of the intangible asset of approximately $65,000 related to the Storycode trade name. The Company retained the technology obtained as part of the acquisition of Storycode, Inc. in January 2013 that is currently being used in the Postano subscription and service offerings and approximately $250,000 of accounts receivable attributable to the Storycode Services, and assigned to Buyers approximately $230,000 of accounts receivable attributable to the Storycode Services, of which approximately $220,000 was remitted to Buyers in January 2015. The remaining amount payable to Buyers is included in accrued liabilities in the accompanying condensed consolidated balance sheet as of December 31, 2014.

Historically, Storycode Services revenues have not been significant and the Company does not expect any future revenues related to Storycode Services.

5.              STOCK-BASED COMPENSATION

The Company has a stock option plan that provides for the granting of stock options, restricted stock and restricted stock units to directors, employees and consultants. The Company also has an employee stock purchase plan allowing employees to purchase the Company’s common stock at a discount.

Total stock-based compensation expense included in the unaudited condensed consolidated statements of comprehensive loss for the three and nine months ended December 31, 2014 and 2013, was as follows (in thousands):

	Three Months Ended December 31,		Nine Months Ended December 31,
	2014	2013	2014	2013

Cost of revenue	$7	$5	$16	$46
Selling and marketing	2	143	132	$353
Research and development	24	80	90	$248
General and administrative	137	87	293	$328
Total stock-based compensation expense	170	315	531	975
Income tax benefit	—	—	—	—
Net stock-based compensation expense	$170	$315	$531	$975

Excluded from the table above is stock-based compensation expense related to discontinued operations of approximately $52,000 and $154,000 for the three and nine-month periods ended December 31, 2013.

As of December 31, 2014, there was approximately $1.7 million of total unrecognized compensation cost related to non-vested share-based compensation arrangements granted under the plans. That cost is expected to be recognized over a weighted-average period of 3.00 years.

6.              FAIR VALUE MEASUREMENT

The Company maintains all of its cash on deposit at financial institutions. As such, there were no cash equivalents on the Company’s balance sheets as of December 31, 2014 or March 31, 2014. The Company’s financial assets and liabilities measured at fair value on a recurring basis consist of accounts receivable, receivable from the sale of the MDMS Business, and accounts payable and accrued liabilities and their carrying amounts approximate fair value due to their short term nature. There were no financial or nonfinancial assets or liabilities that required recognition or disclosure at fair value on a nonrecurring basis in the Company’s balance sheets as of December 31, 2014 or March 31, 2014.

7.              STOCKHOLDERS’ EQUITY AND EARNINGS (LOSS) PER SHARE

Basic loss per share is computed using the net loss and the weighted average number of common shares outstanding during the period. Diluted loss per share is computed using the net loss and the weighted average number of common shares and potential common shares outstanding during the period when the potential common shares are dilutive. Potential dilutive common shares consist of outstanding stock options. The following table presents the calculation of basic and diluted income (loss) per share (in thousands, except per share amounts):

	Three Months Ended December 31,		Nine Months Ended December 31,
	2014	2013	2014	2013

Net income (loss):
Loss from continuing operations, net of tax	$(20,392)	$(798)	$(26,453)	$(4,801)
Income from discontinued operations, net of tax	—	7,195	—	8,782
Net income (loss)	$(20,392)	$6,397	$(26,453)	$3,981

Weighted average shares:
Weighted-average shares of common stock outstanding used in computing basic net income (loss) per share	31,560	30,176	31,109	30,116
Weighted average shares of potential dilutive common shares	—	—	—	—
Weighted average shares used in computing diluted net income (loss) per share	31,560	30,176	31,109	30,116

Basic and diluted net income (loss) per share:
Loss from continuing operations	$(0.65)	$(0.03)	$(0.85)	$(0.16)
Income from discontinued operations	$—	$0.24	$—	$0.29
Net income (loss)	$(0.65)	$0.21	$(0.85)	$0.13

The following table sets forth potential shares of common stock that are not included in the diluted net income (loss) per share calculation because to do so would be antidilutive for the periods indicated below (in thousands):

	Three Months Ended December 31,		Nine Months Ended December 31,
	2014	2013	2014	2013
Options that were not included in the computation of diluted shares outstanding because the Company did not report net income from continuing operations, prior to applying the treasury stock method	4,771	3,623	4,057	3,879

Holdback shares from acquisition of Storycode	—	444	—	444

The change in accumulated other comprehensive income (loss) during the three and nine-month periods ended December 31, 2014 and 2013 is the result of the effect of foreign exchange rate changes.

8.              BUSINESS SEGMENT

The Company operates in one reportable segment. International operations consist primarily of foreign sales offices selling software combined with local service revenue. The following table summarizes consolidated financial information of the Company’s operations by geographic location (in thousands):

	Three Months Ended December 31,		Nine Months Ended December 31,
Net revenue	2014	2013	2014	2013

United States	$1,283	$813	$3,346	$2,248
Europe	630	629	2,164	2,078
Total	$1,913	$1,442	$5,510	$4,326

	December 31,	March 31,
Long-lived assets	2014	2014

United States	$754	$18,928
Europe	379	413
Total	$1,133	$19,341

The Company engages in the design, development, sale, and support of the following product lines: 1) Omnis Rapid Application Development (“Omnis”) software and related support services, and 2) Social Platform, consisting primarily of Postano subscriptions. Until December 1, 2014, revenue of the Company also included Storycode professional services. The following table represents the Company’s net revenue by product line (in thousands):

	Three Months Ended December 31,		Nine Months Ended December 31,
	2014	2013	2014	2013

Omnis Software	$872	$955	$3,002	$2,975
Social Platform	1,041	487	2,508	1,351
Total	$1,913	$1,442	$5,510	$4,326

9.              RELATED PARTY TRANSACTIONS

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

10.       COMMITMENTS AND CONTINGENCIES

The Company is subject from time to time to litigation, claims and suits arising in the ordinary course of business. There were no ongoing material legal proceedings as of December 31, 2014.

Indemnification

The Company’s standard customer license and software agreements contain indemnification and warranty provisions that are generally consistent with practice in the Company’s industry. The duration of the Company’s service warranties generally does not exceed 30 days following completion of its services. The Company has not incurred significant obligations under customer indemnification or warranty provisions historically and does not expect to incur significant obligations in the future. Accordingly, the Company does not maintain accruals for potential customer indemnification or warranty-related obligations. The maximum potential amount of future payments that the Company could be required to make is generally limited under the indemnification provisions in its customer license and service agreements. The Company has entered into the standard form of general indemnification agreement with each of its directors and executives.

ITEM 2.                                                MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The section entitled “Management’s Discussion and Analysis” set forth below contains forward-looking statements within the meaning of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended (the “Exchange Act”). These statements may generally be identified by the use of such words as “expect,” “anticipate,” “believe,” “intend,” “plan,” “will,” or “shall,” or the negative of those terms. We have based these forward-looking statements on our current expectations and projections about future events. Forward-looking statements involve certain risks and uncertainties and actual results may differ materially from those discussed in any such statement. Factors that could cause actual results to differ materially from such forward-looking statements include the risks described under the heading “Risk Factors” in Item 1A of this Quarterly Report on Form 10-Q and, elsewhere in this Quarterly Report on Form 10-Q. The forward-looking statements contained in this Quarterly Report on Form 10-Q include, but are not limited to statements about the following: (1) our future success, (2) our research and development efforts, (3) our future operating results and cash flow, (4) our ability to compete, (5) the markets in which we operate, (6) our revenue, (7) cost of license revenue and cost of subscriptions and service revenue, (8) our selling and marketing costs, (9) our general and administrative costs, (10) our research and development expenses, (11) the effect of critical accounting policies, (12) the possibility that we may seek to take advantage of opportunities in the equity and capital markets, (13) our belief that our existing cash balances combined with our cash flow from operating activities will be sufficient to meet our anticipated cash needs for at least the next 12 months, (14) our focus on the continued development and enhancement of new product lines, including social media content aggregation platform and applications, and identification of new and emerging technology areas and discussions with channel partners for the sale and distribution of new product lines, (15) the effect of recent changes in tax laws on our financial statements, (16) our ability to successfully integrate recent acquisitions, and (17) the possibility that we may seek to take advantage of strategic acquisition or disposition opportunities.  All forward-looking statements in this document are made as of the date hereof, based on information available to us as of the date hereof, and we assume no obligation to update any forward-looking statement.

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

Certain amounts in prior year’s unaudited condensed consolidated statements of comprehensive income (loss) have been reclassified to conform to current year’s financial statement presentation.

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

On November 15, 2013, we completed the sale of our assets dedicated to the multidimensional database management system (“MDMS”) and related connectivity products known as the MDMS family of products, including D3, mvBase, mvEnterprise and the Pick connectivity products (the “MDMS Business”), and the related underlying enterprise resource planning (“ERP”) platform required to support the MDMS Business, to Rocket Software, Inc. (“Rocket”) for a total sale price of approximately $22 million (the “Sale”), of which approximately $19.8 million was received at closing and the remaining $2.2 million was released from escrow and received in November 2014. As a result of this divestiture, the historical results of the MDMS Business through the disposition date have been reclassified and presented as discontinued operations for the prior periods presented.  Also, in connection with, and effective on, the closing of the Sale, we assigned to Rocket our Lease Agreement with The Irvine Company, dated November 9, 2004, as amended on December 7, 2009. The lease was for approximately 15,000 square feet of office space in Irvine, California and runs through October 2015.

We believe the sale of the MDMS Business will allow us to better focus our resources, and provide the capital to accelerate the development, marketing and sales of our Postano and Omnis platforms. There can be no assurances that we will be able to fully replace the MDMS revenue with revenue from our retained or newly developed products quickly, or at all.

During the quarter ended December 31, 2014, we wound down our Storycode services offering to focus our resources on the Postano and Omnis product lines. We do not expect any future revenues related to Storycode services.

Products

Our principal business consists of: 1) the design, development, sale, and support of Omnis rapid application development software; and 2) a social platform, primarily consisting of our Postano social media content aggregation and visualization platform. Our products allow customers to create and enhance flexible software applications for their own needs. Our Omnis software is a development platform that allows mobile centric developers the ability to build a software code once and quickly deploy an application cross-platform in any environment. Our Postano product is a real-time social media content aggregation, activation, and visualization platform.

We primarily sell our Omnis software products through established distribution channels consisting of original equipment manufacturers (“OEMs”), system integrators, specialized vertical application software developers and consulting organizations, as well as through our sales personnel. Our social media content aggregation platform is generally sold through our sales personnel, as well as through co-marketing arrangements with third parties. Outside the United States, we maintain direct sales offices in the United Kingdom, France, and Germany. Approximately 33% and 39% of our revenue from continuing operations came from sales through our offices located outside the United States for the three and nine months ended December 31, 2014, respectively.  We generally license our Omnis software on a per-CPU, per-server, per-port or per-user basis. We generally license our hosted Postano platform on a time-based subscription basis. In addition to software products and hosted services, we provide continuing software maintenance and support and, to a limited extent, other professional services to our customers, including consulting and training services to help plan, analyze, implement and maintain application software based on our products. For each of the three and nine months ended December 31, 2014, and 2013, no single customer accounted for more than 10% of our revenue.

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

In November 2014, we released version 2.6 of Postano that allows users to easily find and approve user-generated content across multiple social networks. Postano 2.6 also includes expanded team moderation options so that multiple team members can curate content at the same time, a new slideshow approval view, and an optimized experience for the iPad. This release also includes additional visualization formats, including highly animated visualizations for social voting and hashtag contests, and makes it easy to display and curate social content on screen with live video. Another addition to the 2.6 release is the integration of Phhhoto, a new social network that easily makes graphic interchange format files (GIFs) for iPhone and Android.

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

We recently released Omnis Studio 6.1 offering an advanced Omnis development environment with greater overall performance for building and deploying highly interactive enterprise web and mobile applications across multiple platforms and operating systems, including Android and iOS based devices. In addition to its support of representational state transfer (REST) based web services, Omnis Studio 6.1 includes a new 64-bit implementation, creating faster access for developers and end users to deployed Omnis web and mobile applications. Developers will also benefit from the latest enhancements to the feature-rich Omnis JavaScript Client technology which includes new native JavaScript components that firmly adapt to the familiar look and feel of the device on which they are running, resulting in a richer and more engaging mobile application experience for end users.

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

Given our single reporting unit structure, a key input in estimating of our reporting unit fair value is our stock price as reported by the NASDAQ Stock Market (“NASDAQ”) and our related market capitalization. During the fiscal quarter ended December 31, 2014, our market capitalization fell below our net book value for an extended period of time. As a result, we conducted the first step of a goodwill impairment test as of December 31, 2014 with the assistance of an independent valuation consultant utilizing both a market capitalization approach, including an estimated control premium, as well as a discounted cash flow approach, with key assumptions including projected future cash flows and a risk-adjusted discount rate.  Both approaches resulted in an estimated fair value of our reporting unit below net book value as of December 31, 2014. As such, we initiated the second step of the goodwill impairment test to measure the amount of impairment. We analyzed the fair value of certain assets including our developed technology, trade names, customer relationships, and property. Based on the work performed, we concluded that an impairment loss existed as of December 31, 2014. Accordingly, we recorded a non-cash goodwill impairment charge to fully write-off the book value of our goodwill in the amount of approximately $18.2 million during the quarter ended December 31, 2014. Also, prior to performing our second step in the goodwill impairment analysis, we assessed long-lived assets including property and equipment and intangible assets for impairment. Our conclusion was that such long-lived assets were not impaired as of December 31, 2014.

Intangible assets with finite useful life are amortized using the straight-line method over their estimated period of economic benefit. Our intangible assets were acquired in connection with our acquisition of Storycode, Inc. in January 2013. We evaluate our intangible assets for impairment whenever events and change in circumstances occur which may warrant revised estimate of useful lives or recognition of an impairment loss. In connection with the wind down of the Storycode services as more fully explained in Note 4 to the accompanying unaudited condensed consolidated financial statements above, we assigned all of the intellectual property rights related to the name “Storycode” and certain rights related thereto to two former employees.  As a result, we wrote off the remaining net book value associated with this intangible asset in the amount of approximately $65,000 during the quarter ended December 31, 2014.

RECENT ACCOUNTING PRONOUNCEMENT. In May 2014, the FASB issued ASU No. 2014-09, Revenue from Contracts with Customers (Topic 606), which provides guidance for revenue recognition. This ASU affects any entity that either enters into contracts with customers to transfer goods or services or enters into contracts for the transfer of non-financial assets. This ASU will supersede the revenue recognition requirements in Topic 605, Revenue Recognition, and most industry-specific guidance. This ASU also supersedes some cost guidance included in Subtopic 605-35, Revenue Recognition-Construction-Type and Production-Type Contracts. The core principle of the guidance is that an entity should recognize revenue to depict the transfer of promised goods or services to customers in an amount that reflects the consideration to which the entity expects to be entitled in exchanged for those goods or services. The new standard is effective for our fiscal year 2018. Early application is not permitted. The standard permits the use of either the retrospective or cumulative effect transition method. We are evaluating the effect that ASU 2014-09 will have on our consolidated financial statements and related disclosures. We have not yet selected a transition method nor have we determined the effect of the standard on our ongoing financial reporting.

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

Results of Operations

The following table sets forth certain unaudited Condensed Consolidated Statement of Operations data in total dollars, as a percentage of total net revenues and as a percentage change from the same periods in the prior year. Cost of license revenues and cost of subscriptions and service revenues are expressed as a percentage of the related revenues. This information should be read in conjunction with the unaudited Condensed Consolidated Financial Statements included elsewhere in this Quarterly Report on Form 10-Q.

	Three Months Ended			Three Months Ended		Nine Months Ended			Nine Months Ended
	December 31, 2014			December 31, 2013		December 31, 2014			December 31, 2013
	Results	% of Net Revenues	Percent Change	Results	% of Net Revenues	Results	% of Net Revenues	Percent Change	Results	% of Net Revenues
	(In thousands)			(In thousands)		(In thousands)			(In thousands)
Net revenues
Licenses	$515	27%	-13%	$591	41%	$1,852	34%	0%	$1,856	43%
Subscriptions and services	1,398	73%	64%	851	59%	3,658	66%	48%	2,470	57%
Total net revenues	1,913	100%	33%	1,442	100%	5,510	100%	27%	4,326	100%
Operating expenses
Cost of revenues:
Cost of license revenues (as a % of license revenues)	19	4%	0%	19	3%	57	3%	0%	57	3%
Cost of subscriptions and service revenues (as a % of subscriptions and service revenues)	289	21%	31%	221	26%	899	25%	59%	567	23%
Selling and marketing	1,260	66%	-22%	1,615	112%	4,679	85%	5%	4,459	103%
Research and development	780	41%	-34%	1,178	82%	3,009	55%	-8%	3,267	76%
General and administrative	1,729	90%	91%	903	63%	5,068	92%	49%	3,408	79%
Impairment of goodwill	18,183	950%	100%	—	NA	18,183	330%	100%	—	NA
Total operating expenses	22,260	1164%	466%	3,936	273%	31,895	579%	171%	11,758	272%
Operating loss	(20,347)	-1064%	716%	(2,494)	-173%	(26,385)	-479%	255%	(7,432)	-172%
Other income (expense)-net	33	2%	-238%	(24)	-2%	40	1%	-185%	(47)	-1%
Loss before income taxes	(20,314)	-1062%	707%	(2,518)	-175%	(26,345)	-478%	252%	(7,479)	-173%
Income tax provision (benefit)	78	4%	-105%	(1,720)	-119%	108	2%	-104%	(2,678)	-62%
Net loss from continuing operations	$(20,392)	-1066%	2455%	$(798)	-55%	$(26,453)	-480%	451%	$(4,801)	-111%

Revenue

NET REVENUE. Net revenues include software licensing, hosted subscription services, post contract technical support, and professional services for our Omnis, Postano, and Storycode products and services. We generally license our Omnis software primarily on a per-CPU, per-server, per-port or per-user basis. Therefore, the addition of CPUs, servers, ports or users to existing systems increases our revenue from our installed base of licenses. Similarly, the reduction of CPUs, servers, ports or users from existing systems decreases our revenue from our installed base of customers. Our hosted Postano platform is generally sold on a time-based subscription basis and may additionally include professional services fees. Our Storycode digital publishing professional services were generally sold on a project basis. Effective December 1, 2014, we no longer provide Storycode professional services as a result of our decision to wind down this portion of our business. Historically, revenue from Storycode services has not been significant. The timing of orders and customer ordering patterns has resulted in fluctuations in revenue between quarters and year-to-year. Total revenue increased by approximately $0.5 million or 33% and $1.2 million or 27% for the three and nine-month periods ended December 31, 2014, respectively, when compared to the same periods in the prior year. License revenues from our Omnis software decreased by approximately $0.1 million or 13% for the three months ended December 31, 2014, but remained consistent for the nine months ended December 31, 2014, when compared to the same periods in the prior year. Subscriptions and services revenue for the three and nine-month periods ended December 31, 2014 increased by approximately $0.5 million or 64% and $1.2 million or 48%, respectively, when compared to the same periods in the prior year, primarily due to higher Postano subscription and services revenue.

Along with developing upgrades to our Omnis software, we have been actively developing and marketing our Postano social media visualization platform. While we are committed to research and development efforts that are intended to allow us to penetrate new markets and generate new sources of revenue, such efforts may not result in additional products, services or revenue. We can give no assurances as to customer acceptance of any new products or services, or the ability of the current or any new products and services to generate revenue. There can be no assurance that we will be able to fully replace the revenue from the MDMS Business we sold in November 2013 with revenue from our retained or newly developed products quickly, or at all.

Operating Expenses

COST OF LICENSE REVENUE. Cost of license revenue is comprised of direct costs associated with software license sales including software packaging, documentation, physical media costs, amortization of intangible assets, and royalties. Cost of license revenue remained consistent for the three and nine months ended December 31, 2014, respectively, when compared to the same periods in the prior year and comprised of amortization expense for the technology intangible assets acquired as part of the Storycode acquisition.

COST OF SUBSCRIPTIONS AND SERVICE REVENUE. Cost of subscriptions and service revenue includes primarily data center hosting and personnel costs relating to hosting, consulting, technical support, professional and training services, and service royalties. Effective December 1, 2014, we no longer provide Storycode professional services as a result of our decision to wind down this portion of our business. Historically, cost of service revenue from Storycode services has not been significant. Cost of subscriptions and service revenue for the three and nine months ended December 31, 2014 increased by approximately $0.1 million or 31% and $0.3 million or 59%, respectively, from the same periods in the prior year mainly due to higher Postano personnel costs for new hires, and higher hosting costs related to increased Postano subscriptions, partially offset by a decrease in revenue sharing arrangement due to termination of that arrangement in the current fiscal year.

SELLING AND MARKETING. Selling and marketing expense consists primarily of salaries, benefits, advertising, trade shows, travel and overhead costs for our sales and marketing personnel. Selling and marketing expense for the three months ended December 31, 2014 decreased by approximately $0.4 million or 22% when compared to the same period in the prior year mainly due to lower headcount, partially offset by higher commission expense. Selling and marketing expense for the nine months ended December 31, 2014 increased by approximately $0.2 million or 5% when compared to the same period in the prior year mainly due to higher marketing expense for our Postano product line, higher commission expense related to increased Postano sales, and higher travel related expense for Postano sales activities.

We anticipate that selling and marketing costs related to our Postano product lines will continue to increase as we further develop the sales channels for these products, and as customer acceptance of these products increases.

RESEARCH AND DEVELOPMENT. Research and development expense consists primarily of salaries and other personnel-related expenses and overhead costs for engineering personnel, including employees in the United States and the United Kingdom and contractors in the United States. Research and development expense for the three and nine months ended December 31, 2014 decreased by approximately $0.4 million or 34% and $0.3 million or 8% when compared to the same periods in the prior year mainly due to lower headcount as we refocused on development efforts of our Postano and Omnis products.

We believe that our future success will depend largely on strong development efforts with respect to both our existing and new products. These development efforts have resulted in updates and upgrades to existing Omnis products and the launch of new products including the Postano social media platform. New product updates and upgrades in our Omnis and Postano product lines are currently in progress and we expect to continue our research and development efforts in these product lines for the foreseeable future.

GENERAL AND ADMINISTRATIVE. General and administrative expense consists primarily of costs associated with our finance, human resources, legal and other administrative functions. These costs consist principally of salaries and other personnel-related expenses, professional fees, depreciation and overhead costs. General and administrative expense for the three and nine months ended December 31, 2014 increased by approximately $0.8 million or 91% and $1.7 million or 49%, respectively, when compared to the same periods in the prior year mainly due to higher legal and financial advisory services expense related to the evaluation of any proposed sale of our common stock by our largest stockholder, as well as the evaluation of other strategic alternatives available to the Company, and higher salary expense due to added headcount.

IMPAIRMENT OF GOODWILL During the fiscal quarter ended December 31, 2014, our market capitalization fell below our net book value for an extended period of time. As a result, we conducted the first step of a goodwill impairment test as of December 31, 2014 with the assistance of an independent valuation consultant utilizing both a market capitalization approach, including an estimated control premium, as well as a discounted cash flow approach, with key assumptions including projected future cash flows and a risk-adjusted discount rate.  Both approaches resulted in an estimated fair value of our reporting unit below net book value as of December 31, 2014. As such, we initiated the second step of the goodwill impairment test to measure the amount of impairment. We analyzed the fair value of certain assets including our developed technology, trade names, customer relationships, and property. Based on the work performed, we concluded that an impairment loss existed as of December 31, 2014. Accordingly, we recorded a non-cash goodwill impairment charge to fully write-off the book value of our goodwill in the amount of approximately $18.2 million during the quarter ended December 31, 2014. Also, prior to performing our second step in the goodwill impairment analysis, we assessed long-lived assets including property and equipment and intangible assets for impairment. Our conclusion was that such long-lived assets were not impaired as of December 31, 2014.

OTHER INCOME (EXPENSE)-NET: Other income (expense)-net consists primarily of interest income (expense) and gains and losses on foreign currency transactions and is not significant for any period presented.

PROVISION FOR INCOME TAXES. Our effective tax rate from continuing operations was (0.4)% and (0.4)% for the three and nine months ended December 31, 2014, respectively. Our effective tax rate from continuing operations was 68.3% and 35.8% for the three and nine months ended December 31, 2013, respectively. Our effective tax rate from discontinued operations was 31.4% and 33.3% for the three and nine months ended December 31, 2013, respectively. Our total effective tax rate was 19.8% and 29.9% for the three and nine months ended December 31, 2013, respectively. The provision for income taxes for the three and nine months ended December 31, 2014 and 2013 reflected the income tax on net earnings from our foreign subsidiaries in France and Germany.  In addition, we accrued additional expense of $51,000 related to a potential assessment from the German tax authorities in the three and nine-months ended December 31, 2014.  Due to uncertainties surrounding the timing of realizing the benefits of the net operating loss carryforwards in the future, we continue to carry a full valuation allowance against net deferred tax assets related to our operations in the United States and United Kingdom.

Realization of deferred tax assets depends upon future earnings, if any, the timing and amount of which are uncertain. Accordingly, we have offset our net deferred tax assets in our U.S. and UK subsidiaries, with a valuation allowance. The utilization of our net operating losses could be subject to substantial annual limitations as a result of certain future events, such as an acquisition or other significant events, which may be deemed as a “change in ownership” under the provisions of the Internal Revenue Code of 1986, as amended, and similar state provisions. The annual limitations could result in the expiration of net operating losses and tax credits before utilization.

Liquidity and Capital Resources

As of December 31, 2014, we had approximately $12.8 million in cash, of which approximately $0.8 million was held by our foreign subsidiaries and, if repatriated, would not be subject to material tax consequences due to our net operating loss carry forwards. On November 15, 2013, we sold our MDMS Business assets to Rocket for a total sale price of approximately $22.0 million, the remaining $2.2 million of which was released from escrow in November 2014. We believe that our existing cash balances and cash flow from operations will be sufficient to meet our anticipated cash needs for at least the next twelve months.

We are committed to research and development and marketing efforts that are intended to allow us to penetrate new markets and generate new sources of revenue and improve operating results. However, our research and development and marketing efforts have required, and will continue to require, cash outlays without the immediate or short-term receipt of related revenue. Our ability to meet our future expenditure requirements is dependent upon our future financial performance, and this will be affected by, among other things, prevailing economic conditions, success in penetrating new markets, our ability to attract new customers, and achieving market acceptance of our new and existing products and services, the success of research and development efforts and other factors beyond our control.

We had no material commitments for capital expenditures as of December 31, 2014.

Net cash used in operating activities was approximately $7.6 million for the nine- month period ended December 31, 2014. Net cash used in operating activities was approximately $4.6 million for the nine-month period ended December 31, 2013. The increase in net cash used in operating activities for the nine-month period ended December 31, 2014 as compared to the same period in the prior year, was primarily due to higher marketing and professional services expenses relating to Postano and Omnis product lines, higher personnel costs for Postano due to additional hires, and higher legal and consulting expense for the evaluation of strategic alternatives available to us. Net cash used in investing activities for the nine-month period ended December 31, 2014 was approximately $0.3 million and was mainly due to the purchases of furniture and equipment related to the relocation of our headquarters in April 2014.  Net cash provided from investing activities for the nine-month period ended December 31, 2013 was approximately $19.7 million and was mainly due to the proceeds received from the sale of our MDMS Business. Net cash provided from financing activities for the nine-month period ended December 31, 2014 was approximately $2.2 million and was mainly due to proceeds released from escrow from the sale of our MDMS Business in the prior year. Net cash provided from financing activities for the nine-month period ended December 31, 2013 was immaterial and related to proceeds from exercise of stock options and issuance of our common stock.

There was no outstanding line of credit or other borrowings during the three or nine-month periods ended December 31, 2014 or 2013.

Off-Balance Sheet Arrangements

As of December 31, 2014, we did not have any off-balance sheet arrangements, as defined in the SEC regulations, which have or are reasonably likely to have a current or future material effect on our financial condition, changes in financial condition, revenues, or expenses, results of operations, liquidity, capital expenditures or capital resources.

Non-GAAP Financial Information

Adjusted EBITDA (as defined below) should not be construed as a substitute for net income (loss) determined in accordance with U.S. generally accepted accounting principles (“GAAP”). Adjusted EBITDA excludes components that are significant in understanding and assessing our results of operations. Adjusted EBITDA does not represent funds available for management’s discretionary use. In addition, Adjusted EBITDA is not a term defined by GAAP and as a result our measure of Adjusted EBITDA might not be comparable to similarly titled measures used by other companies.

However, Adjusted EBITDA is used by management to evaluate, assess and benchmark our operational results and we believe that Adjusted EBITDA is relevant and useful information widely used by analysts, investors and other interested parties in our industry. Accordingly, we are disclosing this information to permit a more comprehensive analysis of our operating performance, and to provide an additional measure of performance.

Adjusted EBITDA is defined as net income (loss) with adjustments for depreciation and amortization, interest income (expense)-net, and income tax provision (benefit) plus adjustments for other income (expense)-net, non-cash stock-based compensation expense, and other non-recurring items such as income from discontinued operations, goodwill impairment charges and acquisition related costs.

Our Adjusted EBITDA was negative $1.9 million for the three-month period ended December 31, 2014, as compared to negative $2.4 million for the three-month period ended September 30, 2014, and negative $2.1 million for the three-month period ended December 31, 2013. The improvement in Adjusted EBITDA was a result of lower sales and marketing expenses and also lower research and development expenses due to lower headcount, partially offset by higher general and administrative expenses due to higher legal and financial advisory services in the three-month period ended September 30, 2014 and prior year. Our Adjusted EBITDA was negative $7.4 million for the nine-month period ended December 31, 2014, as compared to negative $6.0 million for the same period in the prior year. The increase in negative Adjusted EBITDA was a result of higher operating expenses in the current period due mainly to higher personnel and marketing expenses as we expanded our sales and marketing efforts for Postano, and higher legal and financial advisory services expense relating to the evaluation of any proposed sale of our common stock by our largest stockholder, as well as the evaluation of other strategic alternatives available to us. The following table reconciles GAAP reported net income (loss) to Adjusted EBITDA:

RECONCILIATION OF NET INCOME (LOSS) TO ADJUSTED EBITDA

(In thousands)

	For the Three Months Ended			For the Nine Months Ended
	December 31,	September 30,	December 31,	December 31,
	2014	2014	2013	2014	2013

Reported net income (loss)	$(20,392)	$(2,625)	$6,397	$(26,453)	$3,981
Depreciation and amortization	138	65	48	261	143
Stock-based compensation	170	188	367	531	1,129
Interest expense-net	—	1	1	2	3
Other (income) expense-net	(33)	(41)	23	(42)	44
Income tax provision (benefit)	78	18	(1,720)	108	(2,678)
Acquisition-related cost	—	—	—	—	209
Impairment of goodwill	18,183	—	—	18,183	—
Income from discontinued operations	—	—	(7,195)	—	(8,782)
Adjusted EBITDA	$(1,856)	$(2,394)	$(2,079)	$(7,410)	$(5,951)

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

PART II. OTHER INFORMATION

ITEM 1A.               RISK FACTORS

We operate in a rapidly changing environment that involves numerous risks and uncertainties. A description of the risks and uncertainties associated with our business is set forth below. You should carefully consider such risks and uncertainties, together with the other information contained in this Quarterly Report on Form 10-Q for the fiscal quarter ended December 31, 2014 and in our other public filings, including our Annual Report on Form 10-K for the fiscal year ended March 31, 2014. If any of such risks and uncertainties actually occurs, our business, financial condition or operating results could differ materially from the plans, projections, and other forward-looking statements included in the section titled “Management’s Discussion and Analysis of Financial Condition and Results of Operations” and elsewhere in this report and in our other public filings. In addition, if any of the following risks and uncertainties, or if any other risks and uncertainties, actually occurs, our business, financial condition or operating results could be harmed substantially, potentially causing the market price of our stock to decline, perhaps significantly. The following section lists some, but not all, of these risks and uncertainties that may have a material adverse effect on our business, financial condition or results of operation.

IF WE DO NOT DEVELOP NEW PRODUCTS, ENHANCE EXISTING PRODUCTS TO KEEP PACE WITH RAPIDLY CHANGING TECHNOLOGY AND INDUSTRY STANDARDS, AND SUCCESSFULLY INTEGRATE ACQUIRED PRODUCTS AND TECHNOLOGIES, OUR REVENUE MAY DECLINE.

We have devoted significant resources to the research and development, as well as acquisitions, of products and technologies. We believe that our future success will depend in large part on strong research and development efforts with respect to both our existing and new products, as well as the integration of newer technologies. We have made extensive efforts to leverage our core intellectual property to create new product lines, including our Postano social media visualization platform, which we have enhanced by incorporating Storycode’s expertise in mobile application development, user experience, and design to create, what we believe, is a new kind of social platform with mobile distribution capabilities. In furtherance of that strategy, in November 2013, we completed the sale of our MDMS Business to Rocket, to enable us to continue to invest additional resources into our other products, such as our Postano and Omnis products.

While we expect these efforts to improve our future operating results and increase cash flow, such new products may not be successful or generate significant revenue. The MDMS Business represented a significant portion of our historical revenues and there can be no assurances that we will be able to replace those revenues with revenues from our retained or newly developed products quickly, or at all. A large portion of the MDMS Business consisted of the sale of annual software maintenance and support services, which provided a historically relatively stable revenue stream. The lower sales volume of annual software maintenance and support services from our retained Omnis products, combined with the longer sales cycle of our Postano products, may result in larger fluctuations in revenue.

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

ADVERSE ECONOMIC CONDITIONS COULD HARM OUR BUSINESS.

Our operations and performance depend significantly on global economic conditions. Instability in the global credit markets, including European economic and financial turmoil related to sovereign debt issues in certain countries, may put pressure on global economic conditions. If economic conditions become uncertain in key markets, including without limitation the United States and Western Europe where we derive a majority of our revenue, we may experience adverse impacts on our business, operating results, and financial condition. Unfavorable changes in economic conditions, including recession, rising inflation, diminished credit availability, declining valuation of investments or other changes in economic conditions may result in lower information technology spending and have adversely affected our revenue. For example, current or potential customers may be unable to fund software purchases, potentially causing them to delay, decrease or cancel purchases of our products and services or to not pay us or to delay paying us for previously purchased products and services. Further, since we generally license our Omnis software on a per-CPU, per-server, per-port or per-user basis, any decrease in CPUs, servers, ports or users by our customers would result in a decrease in our revenue. These and other economic factors could have a material adverse effect on demand for our products and services and on our financial results.

WE HAVE A HISTORY OF LOSSES AND WILL CONTINUE TO INCUR SIGNIFICANT LOSSES IN THE FUTURE.

We recorded net loss of approximately $26.5 million for the nine months ended December 31, 2014 and had an accumulated deficit of approximately $136.9 million as of December 31, 2014. We expect that we will continue to incur significant losses in the immediate future for a number of reasons, including uncertainty as to: (i) the level of our future revenues; (ii) our efforts to monetize newer technologies and services we have developed, including Postano, and (iii) our efforts to integrate acquired products and technologies. We plan to continue to pursue strategic opportunities, including investment in new product development, and evaluation of strategic acquisitions and dispositions of assets and technologies, such as the sale of our MDMS Business. There can be no assurances that we will be able to replace the MDMS revenues with revenues from our retained or newly developed products quickly, or at all. Forecasting our revenues and profitability for our new business models is inherently uncertain and volatile. We will need to generate significant increases in our revenues to achieve and maintain profitability, particularly given the current small size of our business relative to the costs associated with being a public reporting company. If our revenue fails to grow or grows more slowly than we currently anticipate or our operating expenses exceed our expectations, our losses would significantly increase which could harm our business and operating results.

OUR GOODWILL BECAME IMPAIRED AND WE RECORDED A SIGNIFICANT NON-CASH CHARGE TO EARNINGS WHICH MATERIALLY AND ADVERSELY AFFECTED OUR RESULTS OF OPERATIONS.

Under accounting principles generally accepted in the United States, we review our goodwill for impairment annually in the fourth quarter of each fiscal year, or more frequently if events or changes in circumstances indicate the carrying value may not be fully recoverable. The carrying value of our goodwill may not be recoverable due to factors such as a significant decline in our stock price and market capitalization, reduced estimates of future revenues or cash flows, timing of our revenues, significant changes in the strategy for the overall business, or significant negative trends in our industry or the economy in general. In addition, we only have one reporting unit, and the estimated fair value of the reporting unit is currently based primarily on our market capitalization as determined through quoted stock trading prices on NASDAQ.

During the fiscal quarter ended December 31, 2014, our market capitalization fell below our net book value for an extended period of time. As a result, we conducted the first step of a goodwill impairment test as of December 31, 2014 with the assistance of an independent valuation consultant utilizing both a market capitalization approach, including an estimated control premium, as well as a discounted cash flow approach, with key assumptions including projected future cash flows and a risk-adjusted discount rate.  Both approaches resulted in an estimated fair value of our reporting unit below net book value as of December 31, 2014. As such, we initiated the second step of the goodwill impairment test to measure the amount of impairment. We analyzed the fair value of certain assets including our developed technology, trade names, customer relationships, and property. Based on the work performed, we concluded that an impairment loss existed as of December 31, 2014. Accordingly, we recorded a non-cash goodwill impairment charge to fully write-off the book value of our goodwill in the amount of approximately $18.2 million during the quarter ended December 31, 2014. Also, prior to performing our second step in the goodwill impairment analysis, we assessed long-lived assets including property and equipment and intangible assets for impairment. Our conclusion was that such long-lived assets were not impaired as of December 31, 2014.

IF OUR COMMON STOCK IS DELISTED FROM THE NASDAQ CAPITAL MARKET, OUR BUSINESS, FINANCIAL CONDITION, RESULTS OF OPERATIONS AND STOCK PRICE COULD BE ADVERSELY AFFECTED, AND THE LIQUIDITY OF OUR STOCK AND OUR ABILITY TO OBTAIN FINANCING COULD BE IMPAIRED.

On October 7, 2014, we received a letter from the Listing Qualifications Department of NASDAQ notifying us that we were not in compliance with the requirement of NASDAQ Listing Rule 5550(a)(2) (the “Listing Rule”) for continued listing on the NASDAQ Capital Market as a result of the closing bid price for our common stock being below $1.00 for 30 consecutive business days. This notification has no effect on the listing of our common stock at this time. In accordance with the Listing Rule, we have 180 calendar days, or until April 6, 2015, to regain compliance with the minimum bid price requirement.  In order to regain compliance, shares of our common stock must maintain a minimum closing bid price of at least $1.00 per share for a minimum of ten consecutive business days.  No assurance can be given that we will regain compliance during that period or that we will be able to maintain continued compliance with the other listing requirements of the NASDAQ Capital Market. As of the filing date of this quarterly report on Form 10-Q, our stock continued to trade significantly below the minimum $1.00 closing bid price. If we do not regain compliance with the Listing Rule during this compliance period, we may be eligible for an additional compliance period of 180 calendar days provided that we satisfy NASDAQ’s continued listing requirement for market value of publicly held shares and all other initial listing standards for the NASDAQ Capital Market, other than the minimum bid price requirement, and provide written notice to NASDAQ of our intention to cure the deficiency during the second compliance period. If we do not regain compliance during the initial compliance period and are not eligible for an additional compliance period, the NASDAQ staff will provide notice that our common stock is subject to delisting from the NASDAQ Capital Market. In that event, we may appeal such determination to a hearings panel.  It is also possible that we could fail to satisfy another NASDAQ requirement for continued listing of our stock and we may receive additional future non-compliance notices from NASDAQ, and proceedings to delist our stock could be commenced.

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

The sales cycle for our Postano social media visualization platform typically ranges from one to six months or longer. Market adoption of newer social media platforms such as Postano is still at a relatively early stage as brands are discovering and learning how to leverage fan generated social content for marketing and customer engagement. Since we typically sell time-based subscriptions to the Postano platform, revenue is generally recognized ratably over the subscription term, which may not begin immediately. In addition, the social media market has much larger direct competitors such as Facebook and Twitter, which sometimes results in customers taking a significant period of time to evaluate other solutions before making purchasing decisions. As a result, a significant period of time may elapse between our research and development efforts and recognition of revenue, if any.

THE CONCENTRATION OF OUR STOCK OWNERSHIP GIVES CERTAIN STOCKHOLDERS SIGNIFICANT CONTROL OVER OUR BUSINESS.

As of December 31, 2014, Astoria Capital Partners, L.P. (“Astoria”) beneficially owned approximately 48.1% of our outstanding common stock. Richard W. Koe, a member of our Board of Directors, serves as the President of Astoria Capital Management, a general partner of Astoria. This concentration of stock ownership allows Astoria, acting alone, to potentially block or delay any actions that require approval of our stockholders, including the election of members to our Board of Directors and the approval of significant corporate transactions. For example, in September and October 2014, our Board of Directors approved amendments to our Bylaws with respect to certain corporate governance matters at the request of, and upon receiving feedback from, Astoria. Moreover, this concentration of ownership may delay or prevent a change in control. Astoria has announced that it is in the process of winding down and is working on identifying strategic block purchasers for its holdings of our common stock, but the timing and the outcome of this process remains uncertain. Our Board of Directors has formed a special committee of independent directors, which committee has engaged its own legal and financial advisors, to evaluate any proposed sale of Astoria’s shares of our common stock that may be presented to us as well as other strategic alternatives available to us.

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

THE SUCCESS OF OUR BUSINESS DEPENDS IN PART UPON OUR ABILITY TO RECRUIT AND RETAIN KEY PERSONNEL AND MANAGEMENT.

We believe that our future success will depend to a significant extent on our ability to recruit, hire, and retain highly skilled management and employees with experience in engineering, product management, business development, sales, marketing, and customer service.  For example, Mr. Bradley Timchuk and Mr. Justin Garrity were appointed as our Chief Executive Officer and President, respectively, in September 2014, and Mr. Roger Rowe was appointed as our Chief Financial Officer in January 2015. Competition for such skilled personnel in the software and social media industry can be intense, and there can be no assurance that we will be successful in attracting and retaining such personnel. If we are unable to do so, we may experience inadequate levels of staffing to develop and license our products and perform services for our customers, adversely affecting our business. In addition, we have in the past restructured or made other adjustments to our workforce in response to management changes, product changes, performance issues, acquisitions, and other internal and external considerations. Workforce restructurings could result in a temporary lack of focus and reduced productivity, negatively affecting our revenues and operations.

THE INABILITY TO PROTECT OUR INTELLECTUAL PROPERTY COULD HARM OUR ABILITY TO COMPETE.

Our ability to compete successfully will depend, in part, on our ability to protect our proprietary technology and operations without infringing upon the rights of others. We may fail to do so. We rely primarily on a combination of patent, trade secret, copyright and trademark laws, and contractual provisions to protect our intellectual property and proprietary rights. Our trademarks include TigerLogic, Postano, Omnis, Omnis Studio, mvDesigner, among others. We have fifteen issued U.S. patents and three pending U.S. patent applications as of December 31, 2014. Although we have been issued various patents and other patent applications are currently pending, there can be no assurance that any of these patents or other proprietary rights will not be challenged, invalidated or circumvented or that our rights will, in fact, provide competitive advantages to us. In addition, there can be no assurance that patents will be issued from pending applications or that claims allowed on any patents will be sufficiently broad to protect our technology. Further, the laws of some foreign countries may not protect our proprietary rights to the same extent as do the laws of the United States. The outcome of any actions taken in these foreign countries may be different than if such actions were determined under the laws of the United States. Although we are not dependent on any individual patents or group of patents for particular segments of the business for which we compete, if we are unable to protect our proprietary rights to the totality of the features (including aspects of products protected other than by patent rights) in a market, we may find ourselves at a competitive disadvantage to others who need not incur the substantial expense, time, and effort required to create innovative products. In addition to trademark and copyright protections, we generally license our products to end users on a “right to use” basis pursuant to license agreements that restrict use of products to a specified number of users or a specified usage.

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

OUR PRODUCTS MAY CONTAIN SOFTWARE DEFECTS POTENTIALLY HARMING OUR BUSINESS.

Our software products may contain undetected errors or failures. This includes our Postano products because they are in the early stages of the product life cycle. This may result in loss of or delay in, customer acceptance of our products and could harm our reputation and our business. Undetected errors or failures in computer software programs are not uncommon.

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

As of December 31, 2014, we had 30,946,817 outstanding shares of common stock, of which approximately 15.9 million shares were restricted securities held by Astoria and other holders. Restricted securities may be sold in the public market only if they are registered or if they qualify for an exemption from registration under the Securities Act. At present, all of our outstanding restricted securities may be registered or are eligible for public sale under Rule 144 promulgated under the Securities Act, subject to volume limitations and other requirements of Rule 144.

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

OUR GLOBAL OPERATIONS EXPOSE US TO ADDITIONAL RISKS AND CHALLENGES ASSOCIATED WITH CONDUCTING BUSINESS INTERNATIONALLY.

We operate on a global basis with offices or distributors in Europe, Africa, Asia, Latin America, South America, Australia, and North America and development efforts in North America and Europe. Approximately 33% and 39% of our revenue for the three and nine months ended December 31, 2014, respectively, were generated from our international offices. We face several risks inherent in conducting business internationally, including but not limited to the following:

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

ITEM 6.                                                EXHIBITS

Exhibit:	Description
10.16	Summary of Consulting Terms with Thomas Lim (included as Exhibit 10.1 to the Registrant’s Current Report on Form 8-K filed with the SEC on November 24, 2014 and incorporated herein by reference)

10.17

Summary of Compensation Terms for James W. Cruckshank (included as Exhibit 10.1 to the Registrant’s Current Report on Form 8-K filed with the SEC on December 5, 2014 and incorporated herein by reference)

10.18

Employment and Severance Agreement with Roger Rowe dated January 12, 2015 (included as Exhibit 10.1 to the Registrant’s Current Report on Form 8-K filed with the SEC on January 12, 2015 and incorporated herein by reference)

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

Date:	February 17, 2015	TIGERLOGIC CORPORATION

/s/ Roger Rowe
Roger Rowe Chief Financial Officer and Duly Authorized Officer

EXHIBIT INDEX

Exhibit:	Description
10.16	Summary of Consulting Terms with Thomas Lim (included as Exhibit 10.1 to the Registrant’s Current Report on Form 8-K filed with the SEC on November 24, 2014 and incorporated herein by reference)

10.17

Summary of Compensation Terms for James W. Cruckshank (included as Exhibit 10.1 to the Registrant’s Current Report on Form 8-K filed with the SEC on December 5, 2014 and incorporated herein by reference)

10.18

Employment and Severance Agreement with Roger Rowe dated January 12, 2015 (included as Exhibit 10.1 to the Registrant’s Current Report on Form 8-K filed with the SEC on January 12, 2015 and incorporated herein by reference)

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