Form 10-K
period 2015-03-31
TigerLogic CORP
filed 2015-06-18
CIK 820738

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

(Mark one)

☒      ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended March 31, 2015

or

☐         TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from              to

Commission File Number 000-16449

TIGERLOGIC CORPORATION

(Exact Name of Registrant as Specified in Its Charter)

Delaware	94-3046892
(State of Incorporation)	(I.R.S. Employer ID. No.)

1532 SW Morrison St., Suite 200, Portland, OR	97205
(Address of Principal Executive Offices)	(Zip Code)

(503) 488-6988

(Registrant’s Telephone Number, Including Area Code)

Securities registered pursuant to Section 12(b) of the Exchange Act:

Title of Each Class	Name of Each Exchange on Which Registered
Common Stock, $0.10 par value per share	The Nasdaq Stock Market LLC (The Nasdaq Capital Market)

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
(Do not check if a smaller reporting company)

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).  YES ☐ NO ☒

The aggregate market value of the voting and non-voting common equity held by non-affiliates of the Registrant was $14,548,112 on September 30, 2014 based on the closing sale price of such stock as reported on The Nasdaq Capital Market on that date.

As of May 31, 2015, the registrant had 30,955,697 shares of its common stock outstanding.

DOCUMENTS INCORPORATED BY REFERENCE

Portions of the registrant’s definitive Proxy Statement for the Annual Stockholders’ Meeting to be held during calendar year 2015 are incorporated by reference into Part III of the Annual Report on Form 10-K where indicated.  Such proxy statement will be filed with the Securities and Exchange Commission within 120 days of the registrant’s fiscal year ended March 31, 2015.

TIGERLOGIC CORPORATION

FISCAL YEAR 2015 FORM 10-K ANNUAL REPORT

PART I

IMPORTANT NOTE ABOUT FORWARD-LOOKING STATEMENTS. This Annual Report on Form 10-K contains forward-looking statements within the meaning of Section 27A of the Securities Act of 1933, as amended (the “Securities Act”), and Section 21E of the Securities Exchange Act of 1934, as amended (the “Exchange Act”). These statements may generally be identified by the use of such words as “expect,” “anticipate,” “believe,” “intend,” “plan,” “will,” or “shall,” or the negative of those terms. We have based these forward-looking statements on our current expectations and projections about future events. Forward-looking statements involve certain risks and uncertainties and actual results may differ materially from those discussed in any such statement. Factors that could cause actual results to differ materially from such forward-looking statements include the risks described under the heading “Risk Factors” in Part I, Item 1A of this Annual Report on Form 10-K and elsewhere in this Annual Report on Form 10-K. The forward-looking statements contained in this Annual Report on Form 10-K include, but are not limited to statements about the following: (1) our future success, (2) our research and development efforts, (3) our future operating results and cash flow, (4) our ability to compete, (5) the markets in which we operate, (6) our revenue, (7) our cost of license revenue and cost of service revenue, (8) our selling and marketing costs, (9) our general and administrative costs, (10) our research and development expenses, (11) the effect of critical accounting policies, (12) our belief that our existing cash balances combined with our cash flow from operating activities will be sufficient to meet our operating and capital expenditure requirements for the fiscal year ending March 31, 2016 and through the foreseeable future, and (13) the effect of changes in tax laws on our financial statements. All forward-looking statements in this document are made as of the date hereof, based on information available to us as of the date hereof, and we assume no obligation to update any forward-looking statement.

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

Today, our business consists of the design, development, sale and support of Omnis, a rapid application development software platform, and Postano, a social media content aggregation and visualization platform.

In January 2013, we acquired Storycode, Inc., a privately held mobile application publishing company.  We incorporated Storycode’s expertise in mobile applications development, user experience and design into our Postano social media visualization platform and continued to offer Storycode digital publishing services.  During the quarter ended December 31, 2014, we wound down the Storycode digital publishing services to focus our resources on the Postano and Omnis product lines. We do not expect any future revenues related to Storycode services.

In November 2013, we completed the sale of our assets dedicated to our multidimensional database management system (“MDMS”) to Rocket Software, Inc. (“Rocket”) for a total sale price or approximately $22 million, of which $19.8 million was received at closing and the remaining $2.2 million was released from escrow and received in November 2014.  The divested assets included D3, mvBase, and mvEnterprise systems and solutions, the Pick connectivity products, and the related enterprise resource planning platform required to support the MDMS Business. As a result of this divestiture, the historical results of the MDMS Business through the disposition date have been reclassified and presented as discontinued operations for the prior periods presented.  We also assigned to Rocket our Lease Agreement with The Irvine Company. The lease was for approximately 15,000 square feet of office space in Irvine, California and runs through October 2015.

Products

Our business consists of the design, development, sale and support of Omnis, a rapid application development software platform that allows application developers the ability to build a software code once and quickly deploy an application cross-platform in any environment, and Postano, a real-time social media content aggregation, activation, and visualization platform used by our customers for fan engagement.

We primarily sell our Omnis software products through established distribution channels consisting of original equipment manufacturers (“OEMs”), system integrators, specialized vertical application software developers and consulting organizations, as well as through our sales personnel in the United States and Europe. We maintain direct sales offices in the United Kingdom, France and Germany, which are primarily focused on the sale of Omnis products. We generally license our Omnis software on a per-CPU, per-server, per-port or per-user basis. Postano is generally sold through our sales personnel located in the United States, as well as through co-marketing arrangements with third parties. We generally license our hosted Postano platform as a time-based subscription.

In addition to software product sales and subscriptions, we provide continuing software maintenance, support and other professional services to our Omnis and Postano customers.

Postano

Postano is a real-time hosted social content aggregation, activation, and visualization platform, bringing together social media conversations and content streams from around the web to strengthen fan engagement. Postano aggregates social content from multiple sources including Twitter, Facebook, Instagram, Tumblr, Pinterest and others. Within Postano, these content streams can be moderated, curated, analyzed, and then displayed in venues ranging from retail stores to stadiums, at events to increase brand awareness, on website social hubs to amplify engagement, and on hashtag campaign landing pages to create brand conversation and increased participation. Major Postano features include native mobile moderation apps for iPhone and Android, and advanced social visualizations built entirely with customizable HTML5 for content that can be displayed on every size screen from smartphones to the largest LED screen arrays. Postano is designed primarily for commercial use, with pricing based on a number of factors, including the type of Postano displayed, the number of Postano displays, features, display customization and support levels desired.

Omnis

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

We recently released Omnis Studio 6.1 offering an advanced Omnis development environment with greater overall performance for building and deploying highly interactive enterprise web and mobile applications across multiple platforms and operating systems, including Android and iOS based devices. In addition to its support of representational state transfer (REST) based web services, Omnis Studio 6.1 includes a new 64-bit implementation, creating faster access for developers and end users to deployed Omnis web and mobile applications. Additional enhancements to the already feature-rich Omnis JavaScript Client technology include new native JavaScript components that firmly adapt to the familiar look and feel of the device on which they are running, resulting in a richer and more engaging mobile application experience for end users.

Technical Support

Our Omnis products are used by our customers to build and deploy applications that may become a critical component of their business operations. As a result, continuing to provide customers with technical support services is an important element of our product offering. Customers who participate in our Omnis support programs receive periodic maintenance and update releases on a when-and-if available basis, discounts on major upgrades on a when-and-if available basis, and direct technical support when required.

Our Postano products are used by our customers for fan engagement leveraging user generated content on social media channels to create conversation, amplify messaging, and increase brand loyalty.  Postano customers may take advantage of various professional services offerings including custom design services, campaign strategy services, on-site moderation and curation services and telephone support services.

Sales and Distribution

In the United States, we sell our Postano products and services through our direct sales personnel as well as through co-marketing arrangements with third parties. We sell our Omnis products through established distribution channels consisting of OEMs, system integrators, specialized vertical application software developers and consulting organizations, as well as through our sales personnel located in the United States and Europoe. Outside the United States, we maintain direct sales offices in the United Kingdom, France and Germany focused on selling the Omnis products. Approximately 39% and 49% of our revenues came from sales through our offices located outside the United States for the fiscal years ended March 31, 2015 and 2014, respectively.

We sell our products in U.S. Dollars in North America, British Pounds Sterling in the United Kingdom and Euros in France and Germany. Because we recognize revenue and expense in these various currencies but report our financial results in U.S. Dollars, changes in exchange rates cause variances in our period-to-period revenue and results of operations.

We generally sell our hosted Postano platform as a time-based subscription and sell associated professional services including set-up, display customization, and content moderation and curation services. We generally license Omnis on a per-CPU, per-server, per-port or per-user basis. Therefore, the addition of CPUs, servers, ports or users to existing systems increases our revenue from our installed base of Omnis licensees.

Customers

Target customers for Postano are primarily innovative brands who are active in social media channels and who want a platform to aggregate social media conversations and content streams into engaging experiences for events, retail spaces, sports venues, websites, mobile applications, and executive dashboards.

Our Omnis customers may be classified into two general categories:

•                  Independent Software Vendors and Software Developers. The majority of our revenue is derived from independent software vendors, who typically develop their own vertical application software that they sell as a complete package to end user customers.

•                  Corporate Information Technology (“IT”) Departments.

For the years ended March 31, 2015 and 2014, no single customer accounted for more than 10% of our revenue.

Research and Development

We have devoted significant resources to the research and development of our products and technology. We believe that our future success depends on our ability to continue to enhance our current products and introduce new products. Our development efforts have resulted in updates and upgrades to existing Postano and Omnis products. New product updates and upgrades in our Postano and Omnis product lines are currently in progress and we expect to continue our research and development efforts in these product lines for the foreseeable future. We intend for these efforts to improve our future operating results and increase cash flow. However, such efforts may not result in additional new products or revenue, and we can make no assurances that any announced products or future products will be successful. We spent approximately $4.0 million and $4.4 million on research and development in fiscal years 2015 and 2014, respectively.

Competition

Our Postano product competes with products developed by companies such as Facebook and Twitter, as well as a number of smaller companies in the emerging social media marketplace. The application development tools software market is rapidly changing and intensely competitive. Our Omnis products currently encounter competition from several direct competitors, including Microsoft, and competing development environments, including JAVA. Most of our competitors have significantly more financial, technical, marketing, and other resources than we do. As a result, our competitors may be able to respond more quickly to new or emerging technologies, evolving markets, and changes in customer requirements, and may devote greater resources to the development, promotion, and sale of their products. We believe that our ability to compete in the various product markets depends on factors both within and outside our control, including the timing of release, performance, and price of new products developed by both us and our competitors.

Intellectual Property and Other Proprietary Rights

We rely primarily on a combination of trade secret, patent, copyright and trademark laws and contractual provisions to protect our intellectual property and proprietary rights. Our trademarks include TigerLogic, Postano, Omnis and Omnis Studio, among others. We have one pending U.S. patent application related to Postano as of May 31, 2015. We have fifteen U.S. patents and two pending U.S. patent applications as of May 31, 2015 related to yolink, a former product offering of the Company.

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

We generally license Omnis to end users on a “right to use” basis pursuant to license agreements that restrict use of products to a specified number of users or a specified usage. We generally rely on “click-wrap” licenses that become effective when a customer downloads and installs the software on its system or accesses and uses our software. In order to retain exclusive ownership rights to our software and technology, we generally provide our software in object code only, with contractual restrictions on copying, disclosure, and transferability.

Backlog

We generally download or ship our Omnis products as orders are received and activate subscriptions to our Postano platform based on agreed upon start date, and have historically operated with little backlog. As a result, our license revenue in any given quarter is dependent upon orders received and product delivered during the quarter. Historically, there has been a short cycle between receipt of an order and delivery or activation. Consequently, we do not believe that our backlog as of any particular date is meaningful.

Employees

At March 31, 2015, we had 65 employees worldwide of which 40 were in the United States and 25 were in our international offices. Of the 65 employees, 60 are full-time and approximately 34% are in research and development, 17% in technical support, 28% in sales and marketing and 21% in general and administrative functions. None of our employees are represented by a labor union, and we consider our employee relations to be good. Competition for qualified personnel in our industry is intense. We believe that our future success will continue to depend, in part, on our continued ability to attract, hire and retain qualified personnel.

ITEM 1A.                           Risk Factors

We operate in a rapidly changing environment that involves numerous risks and uncertainties. A description of the risks and uncertainties associated with our business is set forth below. You should carefully consider such risks and uncertainties, together with the other information contained in this Annual Report on Form 10-K for the fiscal year ended March 31, 2015 and in our other public filings. If any of such risks or uncertainties actually occurs, our business, financial condition or operating results could differ materially from the plans, projections and other forward-looking statements included in the section titled “Management’s Discussion and Analysis of Financial Condition and Results of Operations” and elsewhere in this report and in our other public filings. In addition, if any of the following risks and uncertainties, or if any other risks and uncertainties, actually occurs, our business, financial condition or operating results could be harmed substantially, potentially causing the market price of our stock to decline, perhaps significantly. The following section lists some, but not all, of these risks and uncertainties that may have a material adverse effect on our business, financial condition or results of operation.

IF OUR NEW PRODUCTS ARE NOT ACCEPTED IN THE MARKETPLACE, OR WE FAIL TO ENHANCE EXISTING PRODUCTS TO KEEP PACE WITH RAPIDLY CHANGING TECHNOLOGY, INDUSTRY STANDARDS AND CUSTOMER PREFERENCES, OUR REVENUE MAY DECLINE.

We have devoted significant resources to the research and development of products and technologies. We believe that our future success will depend in large part on continued research and development efforts with respect to both our existing and new products, as well as the integration of newer technologies. We have made extensive efforts to leverage our core intellectual property to create new product lines, including our Postano social media visualization platform. There can be no assurance that these new products will be successful or generate significant revenue.

The MDMS Business represented a significant portion of our historical revenues and there can be no assurances that we will be able to replace those revenues with revenues from our retained or newly developed products quickly, or at all. A large portion of the MDMS Business consisted of the sale of annual software maintenance and support services, which provided a historically relatively stable revenue stream. The lower sales volume of annual software maintenance and support services from our retained Omnis products, combined with our limited history and small installed base of our Postano products, may result in larger fluctuations in revenue.

The development of new or enhanced software products is a complex and uncertain process requiring high levels of innovation, as well as accurate anticipation of customer and technical trends. The development and introduction of new or enhanced products also requires us to manage the transition from older products in order to minimize disruptions in customer ordering patterns. Failure to develop and introduce new products or enhancements to existing products, in a timely and cost-effective manner in response to changing market conditions or customer requirements or lack of customer acceptance of our products, will materially and adversely affect our business, results of operations and financial condition. There can be no assurance that we will successfully integrate any acquired products and technologies, identify new product opportunities, develop and bring new products to market in a timely manner or achieve market acceptance of our products.

OUR FAILURE TO COMPETE EFFECTIVELY MAY HAVE AN ADVERSE IMPACT ON OUR OPERATING RESULTS.

The market for our products is highly competitive, diverse and subject to rapid change. Our products and services compete on the basis of the following key characteristics: performance; inter-operability; scalability; functionality; reliability; pricing; post-sale customer support; quality; compliance with industry standards; and overall total cost of ownership. The application development tools software market is rapidly changing and intensely competitive. Our Omnis products currently encounter competition from several direct competitors, including Microsoft, and competing development environments, including JAVA. Direct competitors of our Postano social media visualization platform include Facebook and Twitter, as well as numerous smaller companies in the emerging social media marketplace. Additionally, as we expand our business and integrate acquired products and technologies, we expect to compete with a different group of companies, including smaller, highly focused companies offering single products.

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

Most of our competitors have significantly more financial, technical, marketing, and other resources than we do. As a result, these competitors may be able to respond more quickly to new or emerging technologies, evolving markets and changes in customer requirements, and may devote greater resources to the development, promotion, and sale of their products. Our products and services could fall behind marketplace demands at any time. If we fail to address these competitive challenges, our business and operating results could suffer materially.

WE MAY BE UNABLE TO ATTRACT NEW CUSTOMERS OR MAINTAIN AND GROW OUR SALES TO EXISTING CUSTOMERS, AND WE CANNOT ACCURATELY PREDICT THE IMPACT THAT OUR SALES EFFORTS MAY HAVE ON OUR FUTURE REVENUES AND OPERATING RESULTS.

In order for us to improve our operating results and continue to grow our business, it is important that we continually attract new customers and that we maintain or grow our sales to existing customers. Sales to our existing customers may decline or fluctuate as a result of a number of factors, including, but not limited to, their satisfaction with our products and our customer support, the level of usage of our products, the pricing of our, or competing, software products and related services, and reductions in spending levels or changes in our customers’ anticipated usage of our products. Within the Postano business, we have limited historical data with respect to rates of customer renewals, so we may not accurately predict future renewal trends. We cannot assure you that our customers will renew their subscriptions, and if our customers do not renew their agreements or renew on less favorable terms, our revenues may grow more slowly than expected or decline and our revenues may be adversely impacted.

To the extent we are successful in increasing our customer base, we could incur increased losses because costs associated with generating customer agreements and performing services are generally incurred up front, while revenue is recognized ratably over the term of the agreement. This risk is particularly applicable for those customers who choose to deploy our products in the public cloud. If new customers sign agreements with short initial subscription periods and do not renew their subscriptions, our operating results could be negatively impacted due to the upfront expenses associated with our sales and implementation efforts. Alternatively, to the extent we are unsuccessful in increasing our customer base, we could also incur increased losses as costs associated with marketing programs and new products intended to attract new customers would not be offset by future incremental revenues and cash flow.

In order for us to improve our operating results, it is important that our customers make additional significant purchases of our functionality and offerings. If our customers do not purchase additional functionality or offerings, our revenues may grow more slowly than expected. Additionally, increasing incremental sales to our current customer base may require increasingly sophisticated and costly sales efforts. There can be no assurance that these efforts would result in increased sales to existing customers, or upsells, and additional revenues. If our efforts to upsell to our customers are not successful, our business will suffer.

BECAUSE WE GENERALLY RECOGNIZE REVENUES FROM SUBSCRIPTIONS FOR OUR POSTANO PRODUCTS RATABLY OVER THE TERM OF THE AGREEMENT, NEAR TERM CHANGES IN SALES MAY NOT BE REFLECTED IMMEDIATELY IN OUR OPERATING RESULTS.

We generally recognize revenue from customer subscriptions for our Postano products ratably over the term of their agreements, which generally range from 1 to12 months. As a result, most of the revenues from our Postano products that we report in each quarter are derived from the recognition of deferred revenue relating to subscription agreements entered into during previous quarters. Consequently, a decline in new or renewed subscriptions in any one quarter is not likely to be reflected immediately in our revenue results for that quarter. Such declines, however, would negatively affect our revenues in future periods and the effect of significant downturns in sales and market acceptance of our Postano products, and potential changes in our rate of renewals, may not be fully reflected in our results of operations until future periods. Our subscription model also makes it difficult for us to rapidly increase our total revenues through additional sales in any period, as revenues from new customers must be recognized over the applicable subscription term. In most instances, our customers pre-pay the entire term of their multi period subscriptions up front. As a result, billings can fluctuate significantly from quarter to quarter.

ADVERSE ECONOMIC CONDITIONS COULD HARM OUR BUSINESS.

Our operations and performance depend significantly on global economic conditions. If economic conditions become uncertain in key markets, including without limitation the United States and Western Europe where we derive a majority of our revenue, we may experience adverse impacts on our business, operating results, and financial condition. Unfavorable changes in economic conditions, including recession, rising inflation, diminished credit availability, declining valuation of investments or other changes in economic conditions may result in lower spending by our customers and could adversely affect our revenue. For example, current or potential customers may be unable to fund software purchases, potentially causing them to delay, decrease or cancel purchases of our products and services or to not pay us or to delay paying us for previously purchased products and services. Further, since we generally license our Omnis software on a per-CPU, per-server, per-port or per-user basis, any decrease in CPUs, servers, ports or users by our customers would result in a decrease in our revenue. Similarly, declines in subscription renewals or purchases of add-on products or services by our Postano customers would result in a decrease in our revenues. These and other economic factors could have a material adverse effect on demand for our products and services and on our financial results.

WE HAVE A HISTORY OF LOSSES AND WILL CONTINUE TO INCUR LOSSES IN THE IMMEDIATE FUTURE.

We recorded net loss of approximately $28.7 million for the year ended March 31, 2015, including an $18.2 million goodwill impairment charge. Although we recorded net income of approximately $1.3 million for the fiscal year ended March 31, 2014, this income included $8.6 million of income related to our MDMS Business, which was sold on November 15, 2013. We had an accumulated deficit of approximately $139.1 million as of March 31, 2015. We expect that we will continue to incur losses in the immediate future for a number of reasons, including uncertainty as to: (i) the level of our future revenues; (ii) our efforts to monetize newer technologies and services we have developed, including Postano, and (iii) our efforts to integrate acquired products and technologies. Forecasting our revenues and profitability for our new business models is inherently uncertain and volatile. We will need to generate increases in our revenues to achieve and maintain profitability, particularly given the current small size of our business relative to costs associated with being a public company. If our revenue fails to grow or grows more slowly than we currently anticipate or our operating expenses exceed our expectations, our losses would increase which could harm our business and operating results.

IF OUR COMMON STOCK IS DELISTED FROM THE NASDAQ CAPITAL MARKET, OUR BUSINESS, FINANCIAL CONDITION, RESULTS OF OPERATIONS AND STOCK PRICE COULD BE ADVERSELY AFFECTED, THE LIQUIDITY OF OUR STOCK AND OUR ABILITY TO OBTAIN FINANCING COULD BE IMPAIRED, AND, WE MAY BECOME SUBJECT TO SHAREHOLDER CLAIMS.

On October 7, 2014, we received a letter from the Listing Qualifications Department of NASDAQ notifying us that we were not in compliance with the requirement of NASDAQ Listing Rule 5550(a)(2) (the “Listing Rule”) for continued listing on the NASDAQ Capital Market as a result of the closing bid price for our common stock being below $1.00 for 30 consecutive business days. In accordance with the Listing Rule, we were given 180 calendar days, or until April 6, 2015, to regain compliance with the minimum bid price requirement.  We did not regain compliance by April 6, 2015 and as a result asked for an extension of an additional 180 days to regain compliance which was granted by NASDAQ, extending the deadline to regain compliance to October 5, 2015.  In order to regain compliance, shares of our common stock must maintain a minimum closing bid price of at least $1.00 per share for a minimum of ten consecutive business days.  No assurance can be given that we will regain compliance during the extension period or that we will be able to maintain continued compliance with the other listing requirements of the NASDAQ Capital Market. As of the filing date of this annual report on Form 10-K, our stock continued to trade below the minimum $1.00 closing bid price. If we do not regain compliance with the Listing Rule during the extension period, the NASDAQ staff will provide notice that our common stock is subject to delisting from the NASDAQ Capital Market. In that event, we may appeal such determination to a hearings panel.

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

In addition to possible delisting of our common stock from the NASDAQ Capital Market, the sustained decrease in the trading price of our common stock may increase our exposure to the risk of securities class action lawsuits, which could result in substantial costs and divert management’s attention and resources, which could adversely affect our business.

OUR PRODUCTS SALES CYCLE VARIES MAKING FORECASTING OF REVENUE CHALLENGING.

The sales cycle for our Postano social media visualization platform varies significantly and can range from one to six months or longer. Market adoption of newer social media platforms such as Postano is still at a relatively early stage as brands are discovering and learning how to leverage fan generated social content for marketing and customer engagement. Since we typically sell time-based subscriptions to the Postano platform, revenue is generally recognized ratably over the subscription term, which does not begin until customers activate their platform. In addition, the social media market is competitive, which can result in customers taking a significant period of time to evaluate multiple solutions before making purchasing decisions. As a result, a significant period of time may elapse between our research and development efforts and recognition of revenue, making it difficult to forecast revenue levels.

The sales cycle for Omnis typically ranges from three to nine months or longer. Our products are typically used by application developers, system integrators and value added resellers to develop applications that are critical to their end user’s business. Because our products are often part of an end user’s larger business process, re-engineering initiative, or implementation of client/server or web-based computing, the end users frequently view the purchase of our products as part of a long-term strategic decision regarding the management of their workforce-related operations and expenditures. Thus, this sometimes results in end users taking a significant period of time to assess alternative solutions by competitors or to defer a purchase decision as a result of an unrelated strategic issue beyond our control.

THE CONCENTRATION OF OUR STOCK OWNERSHIP GIVES CERTAIN STOCKHOLDERS SIGNIFICANT CONTROL OVER OUR BUSINESS.

As of March 31, 2015, Astoria Capital Partners, L.P. (“Astoria”) beneficially owned approximately 48.1% of our outstanding common stock. Richard W. Koe, a member of our Board of Directors, serves as the President of Astoria Capital Management, a general partner of Astoria. This concentration of stock ownership allows Astoria to significantly influence any actions that require approval of our stockholders, including the election of members to our Board of Directors and the approval of significant corporate transactions. For example, in September and October 2014, our Board of Directors approved amendments to our Bylaws with respect to certain corporate governance matters at the request of, and upon receiving feedback from, Astoria. Moreover, this concentration of ownership may delay or prevent a change in control. Astoria has announced that it is in the process of winding down and is working on identifying strategic block purchasers for its holdings of our common stock, but the timing and outcome of this process, as well as the impact of the process on our share price, remains uncertain.

WE MAY EXPERIENCE QUARTERLY FLUCTUATIONS IN OPERATING RESULTS, RESULTING IN VOLATILITY OF OUR STOCK PRICE.

We expect to continue to invest in research and development, sales and marketing, and operations in order to integrate acquired products and technology and to promote new product development and introduction. Because the expenses associated with these activities are relatively fixed in the short-term, we may be unable to timely adjust spending to offset any unexpected shortfall in revenue growth or any decrease in revenue levels. Operating results may also fluctuate due to factors such as:

•                  the size and timing of customer orders;

•                  changes in pricing policies by us or our competitors;

•                  our ability to develop, introduce, and market new and enhanced versions of our products;

•                  changes in deferred revenue balances due to changes in the average duration of subscriptions of our Postano products;

•                  the success of our strategic partners in referring or reselling our products;

•                  the number, timing, and significance of product enhancements and new product announcements by our competitors;

•                  the demand for our products;

•                  non-renewal of customer support agreements;

•                  software defects and other product quality problems; and

•                  personnel changes.

We operate without a significant backlog of orders. As a result, the quarterly sales and operating results in any given quarter are dependent, in large part, upon the volume and timing of orders booked, products shipped, subscription periods initiated, and professional services rendered during that quarter. Accordingly, we may be unable to adjust spending in a timely manner to compensate for any unanticipated decrease in orders, sales, subscriptions, or professional services. Therefore, any decline in demand for our products and services, in relation to the forecast for any given quarter, could materially and negatively impact the results of our operations. As a result, our quarterly operating results may fluctuate, potentially causing our stock price to be volatile. In addition, operating results in any given period should not be relied upon as indications of future performance.

THE SUCCESS OF OUR BUSINESS DEPENDS IN PART UPON OUR ABILITY TO RECRUIT AND RETAIN KEY PERSONNEL AND MANAGEMENT.

We believe that our future success will depend to a significant extent on our ability to recruit, hire, and retain highly skilled management and employees with experience in engineering, product management, business development, sales, marketing, and customer service. Competition for skilled executive leadership and personnel in the software and social media industry can be intense, and our efforts to recruit and retain these personnel may cause our compensation costs to increase, which could negatively impact our results of operations.  There can be no assurance that we will be successful in attracting and retaining such personnel. If we are unable to do so, our human resources and staffing levels may be inadequate to develop and license our products, perform services for our customers or successfully manage our operations. In addition, we have in the past restructured or made other adjustments to our workforce in response to management changes, product changes, performance issues, acquisitions, and other internal and external considerations. Workforce restructurings could result in a temporary lack of focus and reduced productivity, which could negatively affect our revenues and operations.

THE INABILITY TO PROTECT OUR INTELLECTUAL PROPERTY COULD HARM OUR ABILITY TO COMPETE.

Our ability to compete successfully will depend, in part, on our ability to protect our proprietary technology and operations without infringing upon the rights of others. We may fail to do so. We rely primarily on a combination of patent, trade secret, copyright and trademark laws, and contractual provisions to protect our intellectual property and proprietary rights. Our trademarks include TigerLogic, Postano, Omnis, and Omnis Studio, among others. We have one pending U.S. patent application related to Postano as of May 31, 2015. We have fifteen U.S. patents and two pending U.S. patent applications as of May 31, 2015 related to yolink, a former product offering of the Company. Although we have been issued various patents and other patent applications are currently pending, there can be no assurance that any of these patents or other proprietary rights will not be challenged, invalidated or circumvented or that our rights will, in fact, provide competitive advantages to us. In addition, there can be no assurance that patents will be issued from pending applications or that claims allowed on any patents will be sufficiently broad to protect our technology. Further, the laws of some foreign countries may not protect our proprietary rights to the same extent as do the laws of the United States. The outcome of any actions taken in these foreign countries may be different than if such actions were determined under the laws of the United States. Although we are not dependent on any individual patents or group of patents for particular segments of the business for which we compete, if we are unable to protect our proprietary rights to the totality of the features (including aspects of products protected other than by patent rights) in a market, we may find ourselves at a competitive disadvantage to others who need not incur the substantial expense, time, and effort required to create innovative products. In addition to trademark and copyright protections, we generally license our products to end users on a “right to use” basis pursuant to license agreements that restrict use of products to a specified number of users or a specified usage.

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

A BREACH IN INFORMATION PRIVACY COULD NEGATIVELY IMPACT OUR OPERATIONS.

The protection of our customer, employee and company data is critically important to us. We utilize customer data captured through our online activities. Our customers have a high expectation that we will adequately safeguard and protect their personal information. A significant breach of customer, employee or company data could damage our reputation and relationships with our customers and could result in lost revenues, fines and/or lawsuits.

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

As of March 31, 2015, we had 30,955,697 outstanding shares of common stock, of which approximately 15.3 million shares were restricted securities held by Astoria and other holders. Restricted securities may be sold in the public market only if they are registered or if they qualify for an exemption from registration under the Securities Act. At present, all of our outstanding restricted securities may be registered or are eligible for public sale under Rule 144 promulgated under the Securities Act, subject to volume limitations and other requirements of Rule 144.

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

OUR GLOBAL OPERATIONS EXPOSE US TO ADDITIONAL RISKS AND CHALLENGES ASSOCIATED WITH CONDUCTING BUSINESS INTERNATIONALLY.

We operate on a global basis with offices or distributors in Europe, Australia, and North America and development efforts in North America and Europe. Approximately 39% of our revenue for the fiscal year ended March 31, 2015 was generated from our international offices. We face several risks inherent in conducting business internationally, including but not limited to the following:

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

The availability of our products and services depends on the continuing operation of our information technology systems. Our business operations are vulnerable to damage or interruption from earthquakes, terrorist attacks, floods, fires, power loss, telecommunication failures, computer viruses, computer denial of service attacks or other attempts to harm our systems. A portion of our research and development activities and certain other business operations are located in areas with a high risk of major earthquakes. Although we maintain crisis management and disaster response plans, such events could make it difficult or impossible for us to deliver our services to our customers, and could decrease demand for our services, which could damage our reputation and harm our operating results.

WE OUTSOURCE SOME TECHNOLOGY-RELATED BUSINESS PROCESSES TO THIRD PARTY VENDORS, WHICH SUBJECTS US TO RISKS, INCLUDING DISRUPTIONS IN BUSINESS AND INCREASED COSTS.

These outsourced services include credit card authorization and processing, payroll processing, record keeping for retirement and benefit plans and certain information technology functions. In addition, we review outsourcing alternatives on a regular basis and may decide to outsource additional business processes in the future. We try to ensure that all providers of outsourced services are observing proper internal control practices, such as redundant processing facilities; however, there are no guarantees that failures will not occur. Failure of third parties to provide adequate services could have an adverse effect on our results of operations or ability to accomplish our financial and management reporting.

ITEM 1B.                          Unresolved Staff Comments

Not applicable.

ITEM 2.                                    Properties

On January 23, 2014, we entered into a lease agreement with The Irvine Company LLC, as landlord, relating to space in Irvine, California. Upon completion of tenant improvements, we relocated our headquarters to this new location in April 2014. The base rent over the five-year term of the lease is approximately $7,000 per month for the first year, with annual increases to approximately $8,400 per month for the final year. We have made the decision to transition our headquarters to Portland, Oregon and expect to vacate the Irvine office in the second fiscal quarter of 2016.  As such, we are actively pursuing a tenant to sublease the offices in Irvine.  To date, we have not secured a sub-lessor.

Effective April 1, 2011, we entered into a 49-month term lease for approximately 7,500 square feet of office space in Portland, Oregon. Total base rent over the 49-month term was approximately $321,000. In April 2015, we entered into a one-year extension to this space in Portland, Oregon through April 30, 2016 which increased total monthly rent to $18,400.  This office now serves as our corporate headquarters.

We own a building consisting of approximately 5,900 total square feet located on approximately six acres of land in Suffolk, England. The facility houses engineering, marketing, technical support, sales and administrative personnel related to the Omnis business. We also lease a sales and support office in France and Germany.

We believe that our facilities are suitable and adequate for our current needs.

ITEM 3.                                   Legal Proceedings

We are subject from time to time to litigation, claims and suits arising in the ordinary course of business. There were no ongoing material legal proceedings as of March 31, 2015.

ITEM 4.                                    Mine Safety Disclosures

Not applicable.

PART II

ITEM 5.                                   Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities

Market Information

Our common stock is traded on the Nasdaq Capital Market under the symbol “TIGR.”

The following table sets forth the high and low closing prices for our common stock for the periods indicated, as reported by Nasdaq:

	High	Low

Fiscal year 2014
First Quarter	$2.12	$1.53
Second Quarter	$1.94	$1.61
Third Quarter	$2.05	$1.63
Fourth Quarter	$2.09	$1.41

	High	Low

Fiscal year 2015
First Quarter	$1.53	$1.20
Second Quarter	$1.48	$0.91
Third Quarter	$0.95	$0.37
Fourth Quarter	$0.56	$0.29

On March 31, 2015, the closing price for our common stock on the Nasdaq Capital Market was $0.40 and there were approximately 134 holders of record of our common stock.

Dividends

We have never declared or paid dividends on our common stock. We intend to retain earnings, if any, for the operation and expansion of our business, and therefore do not anticipate paying any cash dividends in the foreseeable future.

Securities Authorized For Issuance under Equity Compensation Plans

The information required by this item is set forth in the headings “Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters” in the Company’s Proxy Statement to be filed with the U.S. Securities and Exchange Commission (the “SEC”) within 120 days after March 31, 2015 in connection with the solicitation of proxies for the Company’s Annual Stockholders’ Meeting to be held in calendar year 2015 and incorporated herein by reference.

Recent Sales of Unregistered Securities

There were no sales of unregistered securities during the fiscal year 2015.

Purchases of Equity Securities by the Issuer and Affiliated Purchasers

There were no repurchases of shares during the fourth quarter of fiscal year 2015.

ITEM 6.                                   Selected Financial Data

We are a smaller reporting company and are not required to provide the information required by this item.

ITEM 7.                                   Management’s Discussion and Analysis of Financial Condition and Results of Operations

The section entitled “Management’s Discussion and Analysis” set forth below contains forward-looking statements within the meaning of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended (the “Exchange Act”). These statements may generally be identified by the use of such words as “expect,” “anticipate,” “believe,” “intend,” “plan,” “will,” or “shall,” or the negative of those terms. We have based these forward-looking statements on our current expectations and projections about future events. Forward-looking statements involve certain risks and uncertainties and actual results may differ materially from those discussed in any such statement. Factors that could cause actual results to differ materially from such forward-looking statements include the risks described under the heading “Risk Factors” in Item 1A of this Annual Report on Form 10-K and, elsewhere in this Annual Report on Form 10-K. The forward-looking statements contained in this Annual Report on Form 10-K include, but are not limited to statements about the following: (1) our future success, (2) our research and development efforts, (3) our future operating results and cash flow, (4) our ability to compete, (5) the markets in which we operate, (6) our revenue, (7) our cost of license revenue and cost of service revenue, (8) our selling and marketing costs, (9) our general and administrative costs, (10) our research and development expenses, (11) the effect of critical accounting policies, (12) our belief that our existing cash balances combined with our cash flow from operating activities will be sufficient to meet our operating and capital expenditure requirements for the fiscal year ending March 31, 2016 and through the foreseeable future, and (13) the effect of changes in tax laws on our financial statements. All forward-looking statements in this document are made as of the date hereof, based on information available to us as of the date hereof, and we assume no obligation to update any forward-looking statement.

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

CRITICAL ACCOUNTING POLICIES AND ESTIMATES

The preparation of financial statements in conformity with accounting principles generally accepted in the United States of America (“GAAP”) requires us to make certain estimates, judgments and assumptions that affect the reported amounts of assets and liabilities, the disclosure of contingent liabilities at the date of the financial statements and the reported amounts of revenue and expenses during the reporting period. Some of our accounting policies require us to make difficult and subjective judgments, often as a result of the need to make estimates of matters that are inherently uncertain. These accounting policies involve critical accounting estimates because they are particularly dependent on estimates and assumptions made by management about matters that are highly uncertain at the time the accounting estimates are made. Although we have used our best estimates based on facts and circumstances available to us at the time, different estimates reasonably could have been used. Changes in the accounting estimates we use are reasonably likely to occur from time to time, which may have a material effect on the presentation of our financial condition and results of operations.

Our most critical accounting estimates include revenue recognition and goodwill and other intangible assets. We also have other policies that we consider to be key accounting policies as identified in the footnotes to our financial statements, however, these policies either do not meet the definition of critical accounting estimates described above or are not currently material items in our financial statements. We review our estimates, judgments, and assumptions periodically and reflect the effects of revisions in the period in which they are deemed to be necessary. We believe that these estimates are reasonable; however, actual results could differ from these estimates.

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

We determine whether VSOE can be established based on our historical pricing and discounting practices for the specific deliverable when sold separately.  In determining VSOE, we require that a substantial majority of the selling prices fall within a reasonably narrow pricing range.  We have established VSOE for our PCS included in our software arrangements, but have not yet been able to establish VSOE for our subscription or other services as they have not been sold at sufficiently consistent pricing.

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

GOODWILL AND OTHER INTANGIBLE ASSETS. We generally assess goodwill for potential impairments in the fourth quarter of each fiscal year, or during the year if an event or other circumstance indicates that we may not be able to recover the carrying amount of the asset.  In evaluating goodwill for impairment, we first assess qualitative factors to determine whether it is more likely than not (that is, a likelihood of more than 50 percent) that the fair value of a reporting unit is less than its carrying amount. If we conclude that it is not more likely than not that the fair value of a reporting unit is less than its carrying value, then no further testing of the goodwill assigned to the reporting unit is required. However, if we conclude that it is more likely than not that the fair value of a reporting unit is less than its carrying value, we then perform a two-step goodwill impairment test to identify potential goodwill impairment and measure the amount of goodwill impairment to be recognized, if any.

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

Given our single reporting unit structure, a key input in estimating of our reporting unit fair value is our stock price as reported by the NASDAQ Capital Market (“NASDAQ”) and our related market capitalization. During the fiscal quarter ended December 31, 2014, our market capitalization fell below our net book value for an extended period of time. As a result, we conducted the first step of a goodwill impairment test as of December 31, 2014 with the assistance of an independent valuation consultant utilizing both a market capitalization approach, including an estimated control premium, as well as a discounted cash flow approach, with key assumptions including projected future cash flows and a risk-adjusted discount rate.  Both approaches resulted in an estimated fair value of our reporting unit below net book value as of December 31, 2014. As such, we initiated the second step of the goodwill impairment test to measure the amount of impairment. We analyzed the fair value of certain assets including our developed technology, trade names, customer relationships, and property. Based on the work performed, we concluded that an impairment loss existed as of December 31, 2014 and, when measuring the amount of impairment loss, we determined that goodwill was fully impaired. Accordingly, we recorded a non-cash goodwill impairment charge to fully write-off the book value of our goodwill in the amount of approximately $18.2 million during the quarter ended December 31, 2014. Also, prior to performing our second step in the goodwill impairment analysis, we assessed long-lived assets including property and equipment and intangible assets for impairment. Our conclusion was that such long-lived assets were not impaired as of December 31, 2014.

Intangible assets with finite useful life are amortized using the straight-line method over their estimated period of economic benefit. We evaluate our intangible assets for impairment whenever events and change in circumstances occur which may warrant revised estimate of useful lives or recognition of an impairment loss. In connection with the wind down of the Storycode services as more fully explained in Note 4 to the accompanying consolidated financial statements below, we assigned all of the intellectual property rights related to the name “Storycode” and certain rights related thereto to two former employees.  As a result, we wrote off the remaining net book value associated with this intangible asset in the amount of approximately $65,000 during the quarter ended December 31, 2014.

RECENT ACCOUNTING PRONOUNCEMENTS. In May 2014, the FASB issued ASU No. 2014-09, Revenue from Contracts with Customers (Topic 606), which provides guidance for revenue recognition. This ASU affects any entity that either enters into contracts with customers to transfer goods or services or enters into contracts for the transfer of non-financial assets. This ASU will supersede the revenue recognition requirements in Topic 605, Revenue Recognition, and most industry-specific guidance. This ASU also supersedes some cost guidance included in Subtopic 605-35, Revenue Recognition-Construction-Type and Production-Type Contracts. The core principle of the guidance is that an entity should recognize revenue to depict the transfer of promised goods or services to customers in an amount that reflects the consideration to which the entity expects to be entitled in exchanged for those goods or services. The standard permits the use of either the retrospective or cumulative effect transition method. We are evaluating the effect that ASU No. 2014-09 will have on our consolidated financial statements and related disclosures. We have not yet selected a transition method nor have we determined the effect of the standard on our ongoing financial reporting.  In April 2015, the FASB issued an exposure draft proposing to defer the effective date of this ASU for one year.  The new standard is effective for our fiscal year 2018, or fiscal year 2019 if the effective date is deferred by one year.

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

In August 2014, the FASB issued ASU No. 2014-15, Presentation of Financial Statements-Going Concern (Subtopic 205-40): Disclosure of Uncertainties about an Entity’s Ability to Continue as a Going Concern (“ASU 2014-15”). This ASU is intended to define management’s responsibility to evaluate whether there is substantial doubt about an organization’s ability to continue as a going concern and to provide related footnote disclosures. The amendments in this ASU are effective for reporting periods beginning after December 15, 2016, with early adoption permitted. We are evaluating the effect that ASU No. 2014-15 will have on our consolidated financial statements and related disclosures.

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

	Year Ended			Year Ended
	March 31, 2015			March 31, 2014
	Results	% of Net Revenues	Percent Change	Results	% of Net Revenues
	(In thousands)			(In thousands)
Net revenues
Licenses	$2,274	33%	0%	$2,264	41%
Subscription	2,365	34%	104%	1,157	21%
Services	2,354	34%	14%	2,069	38%
Total net revenues	6,993	100%	27%	5,490	100%
Operating expenses
Cost of revenues:
Cost of subscription revenues (as a % of subscription revenues)	721	30%	155%	283	24%
Cost of service revenues (as a % of service revenues)	432	18%	-70%	1,450	70%
Selling and marketing	5,649	81%	-5%	5,918	108%
Research and development	3,986	57%	-10%	4,441	81%
General and administrative	6,653	95%	53%	4,350	79%
Acquisition related costs	—	0%	100%	209	4%
Impairment of goodwill	18,183	260%	100%	—	NA
Total operating expenses	35,624	509%	114%	16,651	303%
Operating loss	(28,631)	-409%	157%	(11,161)	-203%
Other income (expense)-net	56	1%	-182%	(68)	-1%
Loss before income taxes	(28,575)	-409%	154%	(11,229)	-205%
Income tax provision (benefit)	85	1%	-102%	(3,965)	-72%
Net loss from continuing operations	$(28,660)	-410%	295%	$(7,264)	-132%

REVENUES

NET REVENUES. Net revenues include software licensing, hosted subscription services, post contract technical support, and professional services for our Omnis and Postano products and services. We generally sell our hosted Postano platform on a time-based subscription basis and offer our customers related professional services for additional fees. We license our Omnis software primarily on a per-CPU, per-server, per-port or per-user basis. Therefore, the addition of CPUs, servers, ports or users to existing systems increases our revenue from our installed base of licenses. Similarly, the reduction of CPUs, servers, ports or users from existing systems decreases our revenue from our installed base of customers. Effective December 1, 2014, we no longer provide Storycode digital publishing professional services as a result of our decision to wind down this portion of our business. These services were generally sold on a project basis and revenue from this portion of the business has not been significant historically.

The timing of orders and customer ordering patterns has resulted in fluctuations in our revenues between quarters and year-to-year. Total net revenues increased by approximately $1.5 million, or 27%, for the year ended March 31, 2015, when compared to the prior year, primarily due to an increase in Postano subscription revenue. License revenues from our Omnis software remained consistent with prior year at approximately $2.3 million. Subscriptions revenue from our Postano product increased by approximately $1.2 million, or 104%, when compared to the prior year. This increase was mainly due to both the growth in number of new customers, subscription renewals, and an increase in the average size of subscriptions. Services revenue increased by approximately $0.3 million, or 14%, for the year ended March 31, 2015, when compared to the same period in the prior year, primarily due to higher Postano professional services revenue.

OPERATING EXPENSES

COST OF SUBSCRIPTION REVENUE. Cost of subscription revenue is comprised of direct costs for Postano subscriptions associated with data center hosting and personnel costs relating to platform access, web embed displays, social content analytic reports and phone support. Cost of subscription revenue increased approximately $0.4 million, or 155%, for the year ended March 31, 2015, when compared to the prior year. This increase was due to higher data center costs due to more bandwidth needed to accommodate an increase in the number of subscriptions and higher personnel costs due to additional headcount.

COST OF SERVICE REVENUE. Cost of service revenue primarily includes personnel costs relating to consulting, professional and training services, and service royalties for our Omnis, Storycode, and Postano products. Effective December 1, 2014, we no longer provide Storycode professional services as a result of our decision to wind down this portion of our business. Historically, cost of service revenue from Storycode services has not been significant. Cost of service revenue for the year ended March 31, 2015 decreased by approximately $1.0 million, or 70%, from the prior year mainly related to a decrease in costs associated with a revenue sharing arrangement that was terminated in the prior fiscal year.

SELLING AND MARKETING. Selling and marketing expense consists primarily of salaries, benefits, advertising, trade shows, travel and overhead costs for our sales and marketing personnel. Selling and marketing expense for the year ended March 31, 2015 decreased by approximately $0.3 million, or 5%, when compared to the prior year mainly due to lower headcount as we wound down the Storycode business in the current year, and lower stock-based compensation expense.

We anticipate that selling and marketing costs related to our Postano product lines will continue to increase as we further develop the sales channels for these products and as customer acceptance of these products increases.

RESEARCH AND DEVELOPMENT. Research and development expense consists primarily of salaries and other personnel-related expenses and overhead costs for engineering personnel, including employees in the United States and the United Kingdom and contractors in the United States. Research and development expense for the year ended March 31, 2015 decreased by approximately $0.5 million, or 10%, when compared to the prior year mainly due to lower headcount related to development efforts of our Postano and Omnis products and lower stock-based compensation expense.

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

GENERAL AND ADMINISTRATIVE. General and administrative expense consists primarily of costs associated with our executive, finance, human resources, legal and other administrative functions. These costs consist principally of salaries and other personnel-related expenses, professional fees, depreciation and overhead costs. General and administrative expense for the year ended March 31, 2015 increased by approximately $2.3 million, or 53%, when compared to the prior year mainly due to higher salary expense due to added headcount, severance expense related to terminated employees, and higher legal and financial advisory services expense related to goodwill impairment valuation and the evaluation of any proposed sale of our common stock by our largest stockholder, as well as the evaluation of other strategic alternatives available to the Company.

IMPAIRMENT OF GOODWILL. During the fiscal quarter ended December 31, 2014, our market capitalization fell below our net book value. As a result, we conducted the first step of a goodwill impairment test as of December 31, 2014 with the assistance of an independent valuation consultant utilizing both a market capitalization approach, including an estimated control premium, as well as a discounted cash flow approach, with key assumptions including projected future cash flows and a risk-adjusted discount rate.  Both approaches resulted in an estimated fair value of our reporting unit below net book value as of December 31, 2014. As such, we initiated the second step of the goodwill impairment test to measure the amount of impairment. We analyzed the fair value of certain assets including our developed technology, trade names, customer relationships, and property. Based on the work performed, we concluded that an impairment loss existed as of December 31, 2014 and, when measuring the amount of impairment loss, we determined that goodwill was fully impaired. Accordingly, we recorded a non-cash goodwill impairment charge to fully write-off the book value of our goodwill in the amount of approximately $18.2 million during the quarter ended December 31, 2014. Also, prior to performing our second step in the goodwill impairment analysis, we assessed long-lived assets including property and equipment and intangible assets for impairment. Our conclusion was that such long-lived assets were not impaired as of December 31, 2014.

OTHER INCOME (EXPENSE)-NET. Other income (expense)-net consists primarily of interest income (expense) and gains and losses on foreign currency transactions and is not significant for any period presented.

PROVISION FOR INCOME TAXES. Our effective tax rate from continuing operations was (0.3)% and (35.4)% for the years ended March 31, 2015 and 2014, respectively. For the year ended March 31, 2014, we reported a tax benefit on our loss from continuing operations to the extent these losses would be utilized from income from discontinued operations. Our total effective tax rate was (0.3)%  and 32.8% for the years ended March 31, 2015 and 2014, respectively. The provision for income taxes for the year ended March 31, 2015 reflected the income tax on net earnings from our foreign subsidiaries in France and Germany.  In addition, we accrued additional expense of $55,000 related to a potential assessment from the German tax authorities in the year ended March 31, 2015.  Due to uncertainties surrounding the timing and likelihood of realizing the benefits of the net operating loss carryforwards in the future, we continue to carry a full valuation allowance against net deferred tax assets related to our operations in the United States and United Kingdom.

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

LIQUIDITY AND CAPITAL RESOURCES

As of March 31, 2015, we had approximately $10.3 million in cash, of which approximately $0.6 million was held by our foreign subsidiaries and, if repatriated, would not be subject to material tax consequences due to our net operating loss carry forwards. We believe that our existing cash balances and cash flow from operations will be sufficient to meet our anticipated cash needs for at least the next twelve months.

We are committed to research and development and marketing efforts that are intended to allow us to further penetrate our target markets and grow our revenues and improve operating results. However, our research and development and marketing efforts have required, and will continue to require, cash outlays without the immediate or short-term receipt of related revenue. Our ability to meet our future expenditure requirements is dependent upon our future financial performance, and this will be affected by, among other things, prevailing economic conditions, success in penetrating new markets, our ability to attract new customers, and achieving market acceptance of our new and existing products and services, the success of research and development efforts and other factors beyond our control.

We had no material commitments for capital expenditures as of March 31, 2015.

Net cash used in operating activities was approximately $10.0 million for the year ended March 31, 2015. Net cash used in operating activities was approximately $7.6 million for the year ended March 31, 2014. The increase in net cash used in operating activities for the year ended March 31, 2015 as compared to the same period in the prior year, was primarily due to higher hosting cost and professional services expenses relating to Postano and Omnis product lines, higher general and administrative expense related to severance expense for terminated employees, and higher legal and consulting expense for the evaluation of strategic alternatives available to us. Net cash used in investing activities for the year ended March 31, 2015 was approximately $0.3 million and was mainly due to purchases of furniture and equipment related to the relocation of our headquarters in April 2014, and partial payment for a software license purchase.  Net cash provided by investing activities for the year ended March 31, 2014 was approximately $19.6 million and was mainly due to the proceeds received from the sale of our MDMS Business. Net cash provided by financing activities for the year ended March 31, 2015 was approximately $2.2 million and was mainly due to proceeds released from escrow from the sale of our MDMS Business in the prior year. Net cash provided from financing activities for the year ended March 31, 2014 was $0.1 million and related to proceeds from exercise of stock options and issuance of our common stock.

There was no outstanding line of credit or other borrowings during the years ended March 31, 2015 or 2014.

OFF-BALANCE SHEET ARRANGEMENTS

As of March 31, 2015, we did not have any off-balance sheet arrangements, as defined in the SEC regulations, which have or are reasonably likely to have a current or future effect on our financial condition, changes in financial condition, revenues or expenses, results of operations, liquidity, capital expenditures or capital resources that is material to investors.

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

Our Adjusted EBITDA was negative $9.5 million for both years ended March 31, 2015 and 2014, as increases in revenues in 2015 were offset by higher general and administrative expense during the year as described above. The following table reconciles GAAP reported net income (loss) to Adjusted EBITDA:

RECONCILIATION OF ADJUSTED EBITDA TO NET INCOME (LOSS)

(In thousands)

	For the Years Ended March 31,
	2015	2014

Reported net income (loss)	$(28,660)	$1,295
Depreciation and amortization	328	$191
Stock-based compensation	601	1,293
Interest expense-net	3	6
Other (income) expense-net	(59)	62
Acquisition related cost	—	209
Income tax provision	85	(3,965)
Impairment of goodwill	18,183	—
Income from discontinued operations	—	(8,559)
Adjusted EBITDA	$(9,519)	$(9,468)

ITEM 7A.             Quantitative and Qualitative Disclosures About Market Risk

We are a smaller reporting company and are not required to provide the information required by this item.

ITEM 8.                Financial Statements and Supplementary Data

Our consolidated financial statements, including the notes thereto, together with the report of KPMG LLP, independent registered public accounting firm, thereon are presented as a separate section of this Annual Report on Form 10-K, and the following are attached hereto beginning on page 29 and are incorporated herein by reference:

Consolidated Financial Statements:

ITEM 9.                Changes in and Disagreements With Accountants on Accounting and Financial Disclosure

None.

ITEM 9A.             Controls and Procedures

Evaluation of Disclosure Controls and Procedures

Under the supervision and with participation of our management, including our acting principal executive officer and principal financial officer, we evaluated the effectiveness of our disclosure controls and procedures as of the end of the period covered by this Annual Report on Form 10-K. Based on such evaluation, our acting principal executive officer and principal financial officer has concluded that our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act) are effective, as of the end of the period covered by this report, to ensure that information required to be disclosed by us in reports that we file or submit under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in SEC rules and forms and that such information is accumulated and communicated to our management, including our principal executive officer and principal financial officer, as appropriate, to allow timely decisions regarding required disclosure.

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

Our management evaluated the effectiveness of our internal control over financial reporting using the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission in Internal Control-Integrated Framework (1992). Based on our evaluation, our management concluded that our internal control over financial reporting was effective as of March 31, 2015.

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

ITEM 9B.             Other Information

None.

PART III

ITEM 10.              Directors, Executive Officers, and Corporate Governance

The information required by this item is incorporated by reference to our Proxy Statement for our Annual Meeting of Stockholders to be held during calendar year 2015 to be filed with the U.S. Securities and Exchange Commission (the “SEC”) within 120 after our fiscal year ended March 31, 2015 (the “2015 Proxy Statement”). See “Directors, Executive, and Corporate Governance”, “Audit Committee Financial Expert”, “Section 16(a) Beneficial Ownership Reporting Compliance”, and “Code of Ethics” in the 2015 Proxy Statement.

ITEM 11.              Executive Compensation

The information required by this item is incorporated by reference to the 2015 Proxy Statement. See “Executive Compensation” and “Director Compensation” in the 2015 Proxy Statement.

ITEM 12.              Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters

The information required by this item is incorporated by reference to the 2015 Proxy Statement. See “Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters” in the 2015 Proxy Statement.

ITEM 13.              Certain Relationships and Related Transactions, and Director Independence

The information required by this item is incorporated by reference to the 2015 Proxy Statement. See “Certain Relationships and Related Party Transactions - Director Independence” in the 2015 Proxy Statement.

ITEM 14.              Principal Accounting Fees and Services

The information required by this item is incorporated by reference to the 2015 Proxy Statement. See “Principal Accounting Fees and Services” in the 2015 Proxy Statement.

PART IV

ITEM 15.              Exhibits and Financial Statement Schedules

(a)(1) Financial Statements

The following documents are filed as a part of the report:

Report of Independent Registered Public Accounting Firm

Consolidated Balance Sheets as of March 31, 2015 and 2014

Consolidated Statements of Comprehensive Income (Loss) for the fiscal years ended March 31, 2015 and 2014

Consolidated Statements of Cash Flows for the fiscal years ended March 31, 2015 and 2014

Consolidated Statements of Stockholders’ Equity for the fiscal years ended March 31, 2015 and 2014

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

3.2	Amended and Restated Bylaws (included as Exhibit 3.1 to the Registrant’s Current Report on Form 8-K filed with the Commission on October 30, 2014 and incorporated herein by reference).

3.3	Certificate of Designations dated March 31, 1999, as corrected (included as Exhibit 3.1 to the Registrant’s Form 8-K filed with the Commission on April 5, 1999 and incorporated herein by reference).

3.4	Certificate of Ownership and Merger dated April 17, 2008 (included as Exhibit 3.1 to the Registrant’s Form 8-K filed with the Commission on April 21, 2008 and incorporated herein by reference).

3.5	Composite Certificate of Incorporation (included as Exhibit 3.2 to the Registrant’s Form 8-K filed with the Commission on April 21, 2008 and incorporated herein by reference).

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

10.6*

Amended and Restated Employment and Severance Agreement, dated January 17, 2013, between the Registrant and Richard Koe (included as Exhibit 10.3 to the Registrant’s Current Report on Form 8-K filed with the Commission on January 18, 2013 and incorporated herein by reference).

10.7*

Resignation and Transition Agreement, dated September 7, 2014, between the Registrant and Richard Koe (included as Exhibit 10.3 to the Registrant’s Current Report on Form 8-K filed with the Commission on September 9, 2014 and incorporated herein by reference).

Exhibit	Description

10.8*

Employment and Severance Agreement, dated January 12, 2015, between the Registrant and Roger Rowe (included as Exhibit 10.1 to the Registrant’s Current Report on Form 8-K filed with the Commission on January 12, 2015 and incorporated herein by reference).

10.9*

Employment and Severance Agreement, dated September 7, 2014, between the Registrant and Justin Garrity (included as Exhibit 10.2 to the Registrant’s Current Report on Form 8-K filed with the Commission on September 9, 2014 and incorporated herein by reference).

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

21.1	Subsidiaries of the Registrant (included as Exhibit 21.1 to the Registrant’s Form 10-K filed with the Commission on July 11, 2013 and incorporated herein by reference).

23.1	Consent of Independent Registered Public Accounting Firm.

24.1	Power of Attorney (included in the signature page and incorporated herein by reference).

31.1	Certification of Acting Chief Executive Officer and Chief Financial Officer Pursuant to Rule 13a-14(a)/15d-14(a), as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1	Certification of Acting Chief Executive Officer and Chief Financial Officer Pursuant to 18 U.S.C. 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

101.INS	XBRL Instance Document

101.SCH	XBRL Taxonomy Extension Schema Document

101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document

101.DEF	XBRL Taxonomy Extension Definition Linkbase Document

101.LAB	XBRL Taxonomy Extension Label Linkbase Document

101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document

*          Indicates management contracts or compensatory plans and arrangements filed pursuant to Item 601 of Regulation S-K under the Exchange Act.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Date: June 18, 2015	TIGERLOGIC CORPORATION

/s/ ROGER ROWE
Roger Rowe Acting Chief Executive Officer and Chief Financial Officer

POWER OF ATTORNEY

KNOW ALL PERSONS BY THESE PRESENTS, that each person whose signature appears below constitutes and appoints Roger Rowe as his or her true and lawful attorney-in-fact and agent, with full power of substitution and resubstitution, for him or her and in his or her name, place and stead, in any and all capacities, to sign any and all amendments to this Annual Report on Form 10-K, and to file the same, with all exhibits thereto, and other documents in connection therewith, with the Securities and Exchange Commission, granting unto said attorneys-in-fact and agents, and each of them, full power and authority to do and perform each and every act and thing requisite and necessary to be done in connection therewith, as fully to all intents and purposes as he or she might or could do in person, hereby ratifying and confirming that all said attorneys-in-fact and agents, or any of them or their or his substitute or substitutes, may lawfully do or cause to be done by virtue hereof.

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Signatures	Title	Date

/s/ ROGER ROWE	Acting Chief Executive Officer
Roger Rowe	(Principal Executive Officer) and
	Chief Financial Officer (Principal Financial and Accounting Officer)	June 18, 2015

/s/ PHILIP D. BARRETT
Philip D. Barrett	Director	June 18, 2015

/s/ DOUGLAS G. BALLINGER
Douglas G. Ballinger	Director	June 18, 2015

/s/ RICHARD W. KOE
Richard W. Koe	Director	June 18, 2015

/s/ GERALD F. CHEW
Gerald F. Chew	Director	June 18, 2015

/s/ NANCY HARVEY
Nancy Harvey	Director	June 18, 2015

/s/ ERIC SINGER
Eric Singer	Director	June 18, 2015

Report of Independent Registered Public Accounting Firm

The Board of Directors and Stockholders

TigerLogic Corporation:

We have audited the accompanying consolidated balance sheets of TigerLogic Corporation and subsidiaries as of March 31, 2015 and 2014, and the related consolidated statements of comprehensive income (loss), cash flows, and stockholders’ equity for each of the years in the two-year period ended March 31, 2015. These consolidated financial statements are the responsibility of TigerLogic Corporation’s management. Our responsibility is to express an opinion on these consolidated financial statements based on our audits.

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

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of TigerLogic Corporation and subsidiaries as of March 31, 2015 and 2014, and the results of their operations and their cash flows for each of the years in the two-year period ended March 31, 2015, in conformity with U.S. generally accepted accounting principles.

/s/ KPMG LLP

Santa Clara, California

June 18, 2015

TIGERLOGIC CORPORATION AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS

(In thousands, except share and per share data)

	March 31,	March 31,
	2015	2014
ASSETS
Current assets:
Cash	$10,251	$18,602
Trade accounts receivable, less allowance for doubtful accounts of $0 in 2015 and $43 in 2014	1,291	934
Receivable from sale of MDMS business	—	2,200
Other current assets	460	553
Total current assets	12,002	22,289

Property, furniture and equipment, net	869	575
Goodwill	—	18,183
Intangible assets, net	363	510
Deferred tax assets	94	109
Other assets	54	73
Total assets	$13,382	$41,739

LIABILITIES AND STOCKHOLDERS’ EQUITY

Current liabilities:
Accounts payable	$295	349
Accrued liabilities	1,525	1,892
Deferred revenue	1,905	1,599
Total current liabilities	3,725	3,840

Other long-term liabilities	101	122
Total liabilities	3,826	3,962

Commitments and contingencies

Stockholders’ equity:
Series A convertible preferred stock: $1.00 par value; 5,000,000 shares authorized; none issued or outstanding at March 31, 2015 and 2014	—	—
Common stock: $0.10 par value; 100,000,000 shares authorized; 30,955,697 and and 30,117,234 issued and outstanding as of March 31, 2015 and 2014, respectively	3,096	3,012
Additional paid-in-capital	143,389	142,848
Accumulated other comprehensive income	2,174	2,360
Accumulated deficit	(139,103)	(110,443)
Total stockholders’ equity	9,556	37,777

Total liabilities and stockholders’ equity	$13,382	$41,739

See accompanying notes to the consolidated financial statements.

TIGERLOGIC CORPORATION AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (LOSS)

(In thousands except per share data)

	For the years Ended March 31,
	2015	2014

Net revenues:
Licenses	$2,274	$2,264
Subscription	2,365	1,157
Services	2,354	2,069
Total net revenues	6,993	5,490
Operating expenses:
Cost of subscription revenues	721	283
Cost of service revenues	432	450
Cost of service revenues-revenue sharing settlement	—	1,000
Selling and marketing	5,649	5,918
Research and development	3,986	4,441
General and administrative	6,653	4,350
Impairment of goodwill	18,183	—
Acquisition related costs	—	209
Total operating expenses	35,624	16,651
Operating loss from continuing operations	(28,631)	(11,161)
Other income (expense):
Interest income (expense)-net	(3)	(6)
Other income (expense)-net	59	(62)
Total other income (expense)-net	56	(68)
Loss before income taxes from continuing operations	(28,575)	(11,229)
Income tax provision (benefit)	85	(3,965)
Net loss from continuing operations	(28,660)	(7,264)
Discontinued operations:
Income from discontinued operations, net of tax	—	2,641
Gain on sale of discontinued operations, net of tax	—	5,918
Income from discontinued operations	—	8,559
Net income (loss)	$(28,660)	$1,295
Other comprehensive income (loss):
Foreign currency translation adjustments	(186)	103
Total comprehensive income (loss)	$(28,846)	$1,398

Basic and diluted net income (loss) per share:
Loss from continuing operations	$(0.93)	$(0.24)
Income from discontinued operations	$—	$0.28
Net income (loss)	$(0.93)	$0.04

Shares used in computing net loss from continuing operations per share, income from discontinued operations per share, and net income (loss) per share	30,691	30,255

See accompanying notes to the consolidated financial statements.

TIGERLOGIC CORPORATION AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS

(In thousands)

	For the Years Ended March 31
	2015	2014

Cash flows from operating activities:
Net income (loss)	$(28,660)	$1,295
Adjustments to reconcile net income (loss) to net cash used in operating activities:
Gain on sale of discontinued operations	—	(9,926)
Impairment of goodwill	18,183	—
Depreciation and amortization of long-lived assets	328	191
Provision for (recovery of) bad debt	(71)	133
Stock-based compensation expense	601	1,293
Change in deferred tax assets	48	120
Foreign currency exchange gain	(42)	(46)
Change in operating assets and liabilities, net of discontinued operations:
Trade accounts receivable	(360)	(970)
Other current assets	(33)	138
Accounts payable	(32)	(98)
Accrued liabilities	(434)	(633)
Deferred revenue	438	941
Net cash used in operating activities	(10,034)	(7,562)

Cash flows from investing activities:
Purchases of property, plant and equipment	(331)	(183)
Proceeds from sale of discontinued operations	—	19,800
Net cash provided (used) by investing activities	(331)	19,617

Cash flows from financing activities:
Proceeds from exercise of stock options	16	59
Proceeds from issuance of common stock	11	37
Proceeds from sale of discontinued operations	2,200	—
Net cash provided by financing activities	2,227	96

Effect of exchange rate changes on cash	(213)	(14)

Net increase (decrease) in cash	(8,351)	12,137
Cash at beginning of the period	18,602	6,465
Cash at end of the period	$10,251	$18,602

Supplemental disclosures:
Cash paid for income taxes	$102	$488

See accompanying notes to the consolidated financial statements.

TIGERLOGIC CORPORATION AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY

For the Years Ended March 31, 2015 and 2014

(In thousands, except share amounts)

				Accumulated
			Additional	Other
	Common Stock		Paid-In	Comprehensive	Accumulated	Stockholders’
	Shares	Amount	Capital	Income	Deficit	Equity
Balances March 31, 2013	29,931,248	2,993	141,478	2,257	(111,738)	34,990
Stock option and purchase plan issuances	185,986	19	77	—	—	96
Stock-based compensation	—	—	1,293	—	—	1,293
Net income	—	—	—	—	1,295	1,295
Foreign currency translation adjustments	—	—	—	103	—	103
Balances March 31, 2014	30,117,234	3,012	142,848	2,360	(110,443)	37,777
Stock option and purchase plan issuances	37,776	4	20	—	—	24
Holdback shares issued for acquired business	800,687	80	(80)	—	—	—
Stock-based compensation	—	—	601	—	—	601
Net loss	—	—	—	—	(28,660)	(28,660)
Foreign currency translation adjustments	—	—	—	(186)	—	(186)
Balances March 31, 2015	30,955,697	$3,096	$143,389	$2,174	$(139,103)	$9,556

See accompanying notes to the consolidated financial statements.

TIGERLOGIC CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

1. Organization

TigerLogic Corporation’s (the “Company”) principal business is the design, development, sale, and support of rapid application development software known as Omnis and a hosted social media visualization platform known as Postano. The Company’s Omnis software tools are sold to in-house corporate development teams, commercial application developers, system integrators, independent software vendors, value added resellers and independent consultants. The Company’s Postano product line, which is sold as a subscription, is a real-time social media content aggregation, activation, and visualization platform used by our customers for fan engagement. In addition, the Company provides continuing maintenance and customer support and, to a lesser extent, professional services and training.

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

Reclassifications. Certain reclassifications have been made to the 2014 financial statements and disclosures to conform to the current year presentation consisting of separating subscription revenues from other services revenue as well as related costs of the respective services.

2. Summary of Significant Accounting Policies

Significant accounting policies applied in the preparation of the accompanying consolidated financial statements of the Company are as follows:

Principles of Consolidation. The accompanying consolidated financial statements include the accounts of the Company and its wholly owned subsidiaries. All significant intercompany balances and transactions have been eliminated.

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

For our hosted software subscription arrangements, subscription revenue is recognized ratably over the subscription period.  We also have professional services revenue consisting of consulting and training services that are either recognized as the services are performed or upon the completion of the services depending on the nature of the services. When subscription arrangements involve multiple elements that qualify as separate units of accounting, we allocate arrangement consideration to all deliverables based on the relative stand-alone selling price method in accordance with the selling price hierarchy, which includes: (i) VSOE if available; (ii) third-party evidence (TPE) if VSOE is not available; and (iii) best estimate of selling price (BESP) if neither VSOE nor TPE is available.  Revenue allocated to each deliverable, limited to the amount not contingent on future performance, is then recognized when the basic revenue recognition criteria are met for the respective deliverables. When subscription arrangements involve multiple elements that do not qualify as separate units of accounting, the entire arrangement consideration is recognized over the subscription period.

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

Cost of Subscription and Service Revenue. Cost of subscription revenue is comprised of direct costs for Postano subscriptions associated with data center hosting and personnel costs relating to platform access, web embed displays, social content analytic reports and phone support. Cost of service revenue includes primarily personnel costs related to consulting, technical support, and training. Other costs specifically identifiable to the revenue source have been classified accordingly.

Cash and cash equivalents. Investment securities with a maturity of ninety days or less at the time of purchase are considered cash equivalents.

Trade Accounts Receivable. Trade accounts receivable are recorded at the invoiced amount and do not bear interest. Amounts collected on trade accounts receivable are included in net cash provided by operating activities in the consolidated statements of cash flows. The allowance for doubtful accounts is the Company’s best estimate of the amount of probable credit losses in the Company’s existing accounts receivable. The Company reviews its allowance for doubtful accounts at least quarterly. Past due balances over 60 days and over a specified amount are reviewed individually for collectibility. All other balances are reviewed on a pooled basis. Account balances are charged off against the allowance after all means of collection have been exhausted and the potential for recovery is considered remote. The Company does not have any off-balance sheet credit exposure related to its customers.

Property, Furniture and Equipment. Property, furniture, and equipment are stated at historical cost. Depreciation and amortization are computed on a straight-line basis over the estimated useful lives of the assets. Except for our building in the United Kingdom, which is being depreciated over 50 years, all other assets are being amortized or depreciated between two to five years. Leasehold improvements are amortized on a straight-line basis over the shorter of the lease term or the estimated useful lives of the assets.

Software Development Costs. Costs for the development of new software products and substantial enhancements to existing software products are expensed as incurred until technological feasibility has been established, at which time any additional costs would be capitalized until the software is available for general release to customers. The Company does not currently have any internal software development costs capitalized because software is available for general release concurrently with the establishment of technological feasibility.

Income Taxes. Income taxes are accounted for under the asset and liability method. Deferred tax assets and liabilities are recognized for the future tax consequences attributable to differences between the financial statement carrying amounts of existing assets and liabilities and their respective tax bases and operating loss and tax credit carryforwards. Deferred tax assets and liabilities are measured using enacted tax rates expected to apply to taxable income in the years in which those temporary differences are expected to be recovered or settled. Deferred tax assets are reduced by a valuation allowance to an amount whose realization is more likely than not. The effect on deferred tax assets and liabilities of a change in tax rates is recognized in income in the period that includes the enactment date.

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

Stock-Based Compensation. The Company recognizes share-based payments, including grants of stock options and other equity awards in the consolidated financial statements based on their fair values. The Company recognizes compensation expense for share-based awards ratably over the vesting period.

Net Income (Loss) Per Share. Basic and diluted loss per share is computed using the net loss and the weighted average number of common shares outstanding during the period. Potential dilutive common shares include, for all of the periods presented, outstanding stock options and contingently issuable shares. There were 4,630,822, and 3,758,426 outstanding options to purchase shares of the Company’s common stock and contingently issuable shares as of March 31, 2015 and 2014, respectively, that were not included in the computation of diluted loss per share because their effect would have been anti-dilutive.

Concentration of Credit Risk. The Company provides its products and services through its direct sales force, distributors, resellers, and developers. Our customers are in diversified industries worldwide. On an ongoing basis, the Company performs credit evaluations of its customer’s financial condition and generally requires no collateral. No single customer accounted for more than 10% of revenues during any of the periods presented.

Foreign Currency Translation. The local currency is used as the functional currency for purposes of translating the financial statements of the Company’s foreign subsidiaries into the reporting currency. Assets and liabilities of these foreign subsidiaries are translated at the exchange rate in effect at each period end. Income statement accounts are translated at the average rate of exchange for each period. Translation adjustments arising from the use of differing exchange rates from period to period are included in accumulated other comprehensive income (loss) in stockholders’ equity. Gains and losses resulting from foreign currency transactions are included in other income (expense). Beginning in December 2009, foreign exchange gains and losses on the outstanding intercompany balance denominated in the British Pound are being accumulated in a separate component of equity based on the Company’s determination that the settlement of this intercompany balance is not planned or anticipated in the foreseeable future.

The Company’s revenues generated through its offices located outside of the United States were approximately 39% and 49% of total revenue for the fiscal years ended March 31, 2015 and 2014, respectively.

Comprehensive Income (Loss). Comprehensive income (loss) encompasses all changes in equity other than those with stockholders and consists of net income (loss) and foreign currency translation adjustments. For the subsidiaries located in Germany and United Kingdom, the Company does not provide for U.S. income taxes on foreign currency translation adjustments because it does not provide for such taxes on undistributed earnings of these foreign subsidiaries. For its French subsidiary, the Company provides for U.S. taxes on foreign currency translation adjustments.

Use of Estimates.  The preparation of financial statements in conformity with accounting principles generally accepted in the United States of America requires us to make certain estimates, judgments and assumptions that affect the reported amounts of assets and liabilities, the disclosure of contingent liabilities at the date of the financial statements and the reported amounts of revenue and expenses during the reporting period. Some of our accounting policies require us to make difficult and subjective judgments, often as a result of the need to make estimates of matters that are inherently uncertain. These accounting policies involve critical accounting estimates because they are particularly dependent on estimates and assumptions made by management about matters that are highly uncertain at the time the accounting estimates are made. Although we have used our best estimates based on facts and circumstances available to us at the time, different estimates reasonably could have been used. Changes in the accounting estimates we use are reasonably likely to occur from time to time, which may have a material effect on the presentation of our financial condition and results of operations. Our most critical accounting estimates include revenue recognition, accounting for business combinations and goodwill and accounting for employee stock-based compensation. We review our estimates, judgments, and assumptions periodically and reflect the effects of revisions in the period in which they are deemed to be necessary. We believe that these estimates are reasonable; however, actual results could differ from these estimates.

Impairment of Goodwill and Other Long-Lived Assets. Long-lived assets, such as property, furniture, and equipment, and purchased intangible assets subject to amortization, are reviewed for impairment whenever events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable.

Recoverability of assets to be held and used is measured by a comparison of the carrying amount of an asset or asset group to estimated undiscounted future cash flows expected to be generated by the asset or asset group. If the carrying amount of an asset exceeds its estimated future cash flows, an impairment charge is recognized in the amount by which the carrying amount of the asset exceeds the fair value of the asset or asset group. Assets to be disposed of would be separately presented in the balance sheet and reported at the lower of the carrying amount or fair value less costs to sell, and are no longer depreciated. The assets and liabilities of a disposal group classified as held for sale would be presented separately in the appropriate asset and liability sections of the balance sheet.

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

Recent Accounting Pronouncements. In May 2014, the Financial Accounting Standard Board issued Accounting Standards Update (ASU) No. 2014-09, Revenue from contracts with Customers (Topic 606) which provides guidance for revenue recognition. This ASU affects any entity that either enters into contracts with customers to transfer goods or services or enters into contracts for the transfer of non-financial assets. This ASU will supersede the revenue recognition requirements in Topic 605, Revenue Recognition, and most industry-specific guidance. This ASU also supersedes some cost guidance included in Subtopic 605-35, Revenue Recognition-Construction-Type and Production-Type Contracts. The core principle of the guidance is that an entity should recognize revenue to depict the transfer of promised goods or services to customers in an amount that reflects the consideration to which the entity expects to be entitled in exchanged for those goods or services. The standard permits the use of either the retrospective or cumulative effect transition method. We are evaluating the effect that ASU No. 2014-09 will have on our consolidated financial statements and related disclosures. We have not yet selected a transition method nor have we determined the effect of the standard on our ongoing financial reporting.  In April 2015, the FASB issued an exposure draft proposing to defer the effective date of this ASU for one year.  The new standard is effective for our fiscal year 2018, or fiscal year 2019 if the effective date is deferred one year.

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

In August 2014, the FASB issued ASU No. 2014-15, Presentation of Financial Statements-Going Concern (Subtopic 205-40): Disclosure of Uncertainties about an Entity’s Ability to Continue as a Going Concern (“ASU 2014-15”). This ASU is intended to define management’s responsibility to evaluate whether there is substantial doubt about an organization’s ability to continue as a going concern and to provide related footnote disclosures. The amendments in this ASU are effective for reporting periods beginning after December 15, 2016, with early adoption permitted. We are evaluating the effect that ASU No. 2014-15 will have on our consolidated financial statements and related disclosures.

3. Discontinued Operations - Business Divestiture

On November 15, 2013, the Company completed the sale of the MDMS Business, and the related underlying enterprise resource planning (“ERP”) platform required to support the MDMS Business, to Rocket for a total sale price of approximately $22.0 million (the “Sale”), of which $19.8 million was received at closing and the remaining $2.2 million was released from escrow and received in November 2014. As a result of this divestiture, the historical results of the MDMS Business have been reclassified and presented as discontinued operations for all periods presented.  Also, in connection with, and effective on, the closing of the Sale, the Company assigned to Rocket its Lease Agreement with The Irvine Company, dated November 9, 2004, as amended by the First Amendment thereto dated December 7, 2009. The lease was for approximately 15,000 square feet of office space in Irvine, California and runs through October 2015.  Rocket agreed to allow the Company to continue to occupy a portion of the space until April 2014 when the Company relocated to a new facility to accommodate the personnel previously employed at the premises and continuing with the Company following the Sale.

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

Historical results of operations of the MDMS Business have been classified as discontinued operations. Income from discontinued operations for the fiscal year ended March 31, 2014 represents the results of operations of the MDMS Business prior to disposition.  As of the date of disposition, the Company has not had and does not anticipate generating any future cash flows related to the MDMS Business other than the $2.2 million cash received from escrow in November 2014.

The financial results of the discontinued operations for the year ended March 31, 2014 were as follows (in thousands):

For the Year Ended March 31, 2014

Revenue of discontinued operations	$5,821
Income from discontinued operations	3,231
Income tax expense	590
Income from discontinued operations, net of tax	2,641
Gain on sale of discontinued operations	9,926
Income tax expense	4,008
Gain on sale of discontinued operations, net of tax	5,918
Total income from discontinued operations	$8,559

4. Storycode Winddown

During the quarter ended December 31, 2014, the Company wound down its minor digital publishing services, referred to as Storycode Services, to focus its resources on the Postano and Omnis product lines. In connection with this decision, the Company entered into an Asset Purchase Agreement with two individuals (“Buyers”) who were previously employed by the Company to manage the Storycode Services. The Company assigned to Buyers all of the intellectual property rights related to the name “Storycode” and certain rights related thereto, and agreed to share certain accounts receivable related to the Storycode Services. Buyers and the Company also agreed to a mutual release of all claims against each other. As a result of assigning the “Storycode” name to Buyers, the Company wrote off the remaining balance of the intangible asset of approximately $65,000 related to the Storycode trade name. The Company retained the technology obtained as part of the acquisition of Storycode, Inc. in January 2013 that is currently being used in the Postano subscription and service offerings and approximately $250,000 of accounts receivable attributable to the Storycode Services, and assigned to Buyers approximately $230,000 of accounts receivable attributable to the Storycode Services, of which approximately $220,000 was remitted to Buyers in January 2015 after payments were received from customers. The Buyers are responsible for collecting the remaining $10,000 of outstanding accounts receivable.

Historically, Storycode Services revenues have not been significant and the Company does not expect any future revenues related to Storycode Services.

5. Fair Value Measurement

The Company maintains all of its cash on deposit at financial institutions. As such, there were no cash equivalents on the Company’s balance sheets as of March 31, 2015 or 2014. There were no nonfinancial assets or liabilities that required recognition or disclosure at fair value on a nonrecurring basis in the Company’s balance sheets as of March 31, 2015 or 2014.

6. Property, Furniture and Equipment

Property, furniture and equipment at March 31 consisted of (in thousands):

	2015	2014
Land and buildings	$636	$713
Office equipment, furniture and fixtures	4,715	4,641
Total	5,351	5,354
Accumulated depreciation	(4,482)	(4,779)
Property, furniture and equipment, net	$869	$575

Depreciation expense for the fiscal years ended March 31, 2015 and 2014 was approximately $182,000 and $97,000, respectively. During the fiscal year ended March 31, 2015, the Company disposed of approximately $70,000 in office equipment assets that were no longer in use resulting in a loss on disposal of approximately $20,000, which was included in depreciation expense.

7. Goodwill and intangible assets

The Company reviews goodwill and other long-lived assets for impairment whenever events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable. During the fiscal quarter ended December 31, 2014, the Company’s market capitalization fell below its net book value for an extended period of time. As a result, Company management conducted the first step of a goodwill impairment test as of December 31, 2014 with the assistance of an independent valuation consultant utilizing both a market capitalization approach, including an estimated control premium, as well as a discounted cash flow approach, with key assumptions including projected future cash flows and a risk-adjusted discount rate.  Both approaches resulted in an estimated fair value of the Company’s reporting unit below net book value as of December 31, 2014. As such, the Company initiated the second step of the goodwill impairment test to measure the amount of impairment. The Company analyzed the fair value of certain assets including its developed technology, trade names, customer relationships, and property. Based on the work performed, the Company concluded that an impairment loss existed as of December 31, 2014 and, when measuring the amount of impairment loss, we determined that goodwill was fully impaired. Accordingly, the Company recorded a non-cash goodwill impairment charge to fully write-off the book value of its goodwill in the amount of approximately $18.2 million during the quarter ended December 31, 2014. Also, prior to performing the second step in the goodwill impairment analysis, the Company assessed long-lived assets including property and equipment and intangible assets for impairment. The Company’s conclusion was that such long-lived assets were not impaired as of December 31, 2014 or March 31, 2015.

Goodwill as of March 31, 2015 and 2014 was as follows (in thousands):

	2014	Impairment write off	2015

Goodwill	$18,183	$(18,183)	$—

Intangible assets subject to amortization at March 31, 2015 and 2014 were as follows (in thousands):

	March 31, 2015
	Cost	Accumulated Amortization/ Write off	Net

Purchased Trade and Domain Names	80	(80)	$—
Purchased Technology	530	(167)	363
Total purchased intangible assets	$610	$(247)	$363

	March 31, 2014
	Cost	Accumulated Amortization	Net

Purchased Trade and Domain Names	$80	$(10)	$70
Purchased Technology	530	(90)	440
Total purchased intangible assets	$610	$(100)	$510

Amortization expense related to purchased intangible assets for fiscal years 2015 and 2014 was approximately $146,000 and $83,000, respectively. During the fiscal year ended March 31, 2015, the Company wrote off the intangible asset related to Storycode’s tradename with a book value of approximately $65,000, which was included in amortization expense. See footnote 4 for more information regarding the Storycode winddown.

Purchased intangible assets are amortized over their estimated useful lives of seven years. At March 31, 2015, expected future amortization expense is as follows (in thousands):

Years Ending March 31,	Intangible assets
2016	$76
2017	76
2018	76
2019	76
2020	59
Total expected amortization expense	$363

8. Stockholder’s Equity

Series A Convertible Preferred Stock

The Company had 5,000,000 shares of Series A convertible preferred stock (“Series A”) authorized and no shares of Series A issued and outstanding at March 31, 2015 and 2014.

Common Stock

The Company had 100,000,000 shares of common stock authorized and 30,955,697 and 30,117,234 shares of common stock issued and outstanding as of March 31, 2015 and 2014, respectively.

Stock Options

On February 25, 2009, the shareholders voted to approve and the Company adopted the 2009 Equity Incentive Plan (“2009 Plan”). The 2009 Plan provides for the granting of stock options, restricted stock, and restricted stock units to directors, employees and consultants. In conjunction with the adoption of the 2009 Plan, the Company terminated all other plans, except as to options then issued and outstanding under such plans. The total number of shares available for issuance under the 2009 Plan at adoption date is based on the number of shares that have been reserved but not issued under the 1999 Stock Plan (“1999 Plan”), the shares under the 1999 Plan which expired, were cancelled or were forfeited, and the annual share reserve increase. Included in the 2009 Plan is the provision for the annual automatic share reserve increase on the last day of each fiscal year in an amount equal to the lesser of (a) 3% of the Company’s total outstanding shares on the last day of the Company’s fiscal year, (b) 2,000,000, or (c) such lesser amount as determined in the sole and absolute discretion of the Board. The annual increase for the year ended March 31, 2015 was 928,670 shares. At March 31, 2015, the total number of shares available for issuance under the 2009 Plan was 4,370,481 shares. Stock options are generally granted with an exercise price equal to the stock’s fair market value at the date of grant. All options under the 2009 Plan have ten-year terms and generally vest over a period of four years.

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

Through March 31, 2015, 736,434 shares had been issued to employees under the ESPP. For the year ended March 31, 2015, 15,234 shares of common stock were issued under the ESPP. As of March 31, 2015, employee withholdings under the ESPP were de minimus.

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

The Company estimated the fair value of its stock options and ESPP purchase rights using the following weighted average assumptions:

	Years Ended March 31,
	2015		2014
		ESPP		ESPP
	Stock	purchase	Stock	purchase
	options	rights	options	rights
Expected term	5.57	0.5 Years	5.67 Years	0.5 Years
Expected volatility	77%	84%	77%	76%
Risk-free interest rate	1.73%	0.07%	1.56%	0.08%
Dividend yield	0%	0%	0%	0%

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

Dividend Yield-No dividends are expected to be paid.

Total stock-based compensation expense included in the consolidated statements of comprehensive loss is as follows (in thousands):

	Twelve Months Ended March 31,
	2015	2014

Cost of service revenue	$23	$39
Operating expense:
Selling and marketing	53	347
Research and development	114	285
General and administrative	411	410
Total stock-based compensation expense	601	1,081
Income tax benefit	—	—
Net stock-based compensation expense	$601	$1,081

Excluded from the table above was stock-based compensation expense related to discontinued operations of approximately $212,000 for the year ended March 31, 2014.

As of March 31, 2015, there was approximately $1.4 million of total unrecognized compensation cost related to non-vested share-based compensation arrangements granted under the plans. That cost is expected to be recognized over a weighted-average period of 3.0 years.

Stock option activity was as follows for fiscal year 2015:

	Number of Shares	Weighted Average Exercise Price	Weighted Average Remaining Contractual Term in Years	Aggregate Intrinsic Value

Options outstanding as of March 31, 2014	3,409,433	$2.41	7.0	$221,097
Granted	3,203,000	$0.78
Exercised	(22,542)	$0.70
Forfeited	(1,305,036)	$1.27
Expired	(654,033)	$2.40
Options outstanding as of March 31, 2015	4,630,822	$1.61	7.6	$2,575
Vested and expected to vest at March 31, 2015	4,019,928	$1.75	7.3	$1,770
Exercisable at March 31, 2015	2,083,884	$2.59	5.3	$—

The aggregate intrinsic value in the table above represents the difference between the exercise price of the underlying awards and the quoted price of the Company’s common stock for the options that were in-the-money at each year end presented. The aggregate intrinsic value of options exercised under the 1999 and 2009 Plan was approximately $16,000 and $220,000 for the years ended March 31, 2015 and 2014, respectively, determined as of the date of option exercise. Weighted-average grant-date fair values of the options granted during the years ended March 31, 2015 and 2014 were $0.52 and $1.23, respectively.

Retirement Plans

The Company sponsors a 401(k) Savings and Retirement Plan (“the Plan”) for substantially all of its employees in the United States. Employees meeting the eligibility requirements may contribute specified percentages of their salaries. The Company’s Board of Directors, in its sole discretion, may make discretionary profit-sharing contributions at 50% of the employees’ contributions up to 4% of the employees’ total compensation, to the Plan. There were no discretionary annual contributions made to the Plan for the years ended March 31, 2015 and 2014.

The Company sponsors the TigerLogic UK Limited Retirement Benefits Scheme (“TLUKL Plan”) for substantially all of its employees in the United Kingdom. The TLUKL Plan is a defined contribution plan that provides retirement benefits upon attaining normal retirement age, and incidental benefits in the case of death or termination of employment prior to retirement. TigerLogic UK contributes an amount ranging from 3% to 8% of each participant’s compensation to fund such benefits. In addition, participants are entitled to make voluntary contributions under the TLUKL Plan. The Company contributed approximately $50,000 and $53,000 to the TLUKL Plan for the years ended March 31, 2015 and 2014, respectively.

9. Income Taxes

The Company’s geographical breakdown of its loss from continuing operations before provision for income taxes is as follows (in thousands):

	Years Ended March 31,
	2015	2014

Domestic	$(28,399)	$(11,580)
Foreign	(176)	351
Loss before provision for taxes	$(28,575)	$(11,229)

The components of the provision for income taxes from continuing operations are as follows (in thousands):

	Years Ended March 31,
	2015	2014
Current
Federal	$1	$
State	1	—
Foreign	97	123
Total current provision	$99	$123
Deferred
Federal	—	(3,495)
State	—	(600)
Foreign	(14)	7
Total deferred provision	(14)	(4,088)

Total	$85	$(3,965)

Reconciliations of the provisions for income taxes from continuing operations at the statutory rates to the Company’s provisions for income taxes from continuing operations are as follows:

	For the years ended March 31,
	2015	2014
Expected U.S. Federal tax expense (benefit)	(34.0)%	(34.0)%
State taxes	(3.6)%	(3.5)%
Foreign taxes	0.1%	0.4%
Goodwill impairment	23.9%	—%
Change in valuation allowance	13.6%	—%
Research and experimentation credit	(0.3)%	—%
Stock-based compensation expense	0.3%	1.6%
Other	0.3%	0.1%
Actual effective tax rate	0.3%	(35.4)%

Significant components of the Company’s net deferred tax assets are as follows at March 31 (in thousands):

	Years Ended March 31,
	2015	2014
Deferred tax assets:
Net operating loss carryforwards	$13,114	$9,583
Accruals and allowances recognized in different periods	313	408
Research and experimentation credit carryforwards	6,004	5,852
Property and equipment	54	50
Stock-based compensation expense	1,522	1,410
Total deferred tax assets	21,007	17,303
Less valuation allowance	(20,628)	(16,844)
Total net deferred tax assets	379	459
Deferred tax liabilities:
Currency translation adjustments	(119)	(127)
Intangibles	(137)	(193)
Net deferred tax assets	$123	$139

Recognition of deferred tax assets is appropriate when realization of these assets is more likely than not. Based upon the weight of available evidence, including the Company’s historical operating performance and the recorded cumulative net losses in prior fiscal periods, the Company has provided a full valuation allowance against its United States and United Kingdom deferred tax assets. The Company’s valuation allowance increased by $3.8 million in the year ended March 31, 2015.

The Company recognizes excess income tax benefits from stock option exercises in the additional paid in capital account in stockholders’ equity only if an incremental income tax benefit would be realized after considering all other tax attributes presently available to the Company. There was no such excess income tax benefits recognized for the years ended March 31, 2015 or 2014.

As of March 31, 2015, the Company had U.S. federal, state, and foreign net operating loss carryforwards of approximately $37.3 million, $8.0 million, and $3.7 million, respectively. Of these amounts, $2.3 million and $0.2 million represent federal and state tax deductions in excess of recognized stock option compensation, respectively, which will be recorded as an adjustment to additional paid-in capital when they reduce taxes payable. If unused, the federal net operating loss carryforwards will begin to expire in 2019, the state net operating loss carryforwards will begin to expire in 2016. Foreign net operating losses may be carried forward indefinitely. Approximately $1.4 million of both the federal and state net operating loss carryforwards are subject to an annual limitation of approximately $0.2 million per year.

As of March 31, 2015, the Company had U.S. federal and state tax credit carryforwards of approximately $3.6 million and $3.7 million, respectively. Of the state amount, $0.1 million represents the amount of state tax credit utilized in lieu of state excess tax benefits under the “with-and-without” approach. The federal credit will expire beginning in 2019, if not utilized. California state research and development credits can be carried forward indefinitely. With respect to the Company’s foreign subsidiaries in the UK and Germany, the Company intends to permanently reinvest earnings, therefore, no U.S. income or foreign tax withholding has been provided for in deferred income taxes. With respect to the Company’s foreign subsidiary in France, it is treated as a branch for U.S. income tax purposes, which results in its earnings being taxed in the U.S. There is no unrecognized deferred tax liability related to undistributed earnings due to cumulative losses sustained by these foreign subsidiaries.

As of March 31, 2015, the Company had gross unrecognized tax benefit of approximately $55,000 attributable to a Germany transfer pricing audit for the fiscal years 2009-2011. The Company did not have any gross unrecognized tax benefit for the year ended March 31, 2014.  While it is often difficult to predict the final outcome of any particular uncertain tax position, management does not believe that it is reasonably possible that the estimates of unrecognized tax benefits will change significantly in the next twelve months.

A reconciliation of the beginning and ending amount of unrecognized tax benefits is as follows:

	Years Ended March 31,
(in thousands)	2015	2014
Beginning balance	$—	$—
Additions based on tax positions taken during a prior period	55	—
Ending balance	$55	$—

The Company files consolidated and separate income tax return in the U.S. federal jurisdiction and in certain state jurisdictions as well as foreign jurisdictions including France, Germany, and the United Kingdom. The Company is subject to income tax examinations for fiscal years after 2011 for France, fiscal years after 2009 for Germany, and fiscal years after 2008 for the United Kingdom. As a result of net operating loss carryforwards, the Company is subject to audit for fiscal years 1999 and forward for federal purposes and 2006 and forward for California purposes.

The Company’s subsidiary in Germany is currently under tax audit by the German tax authorities for the fiscal years 2009-2011.

10. Commitments and Contingencies

Leases

The Company leases office space and certain equipment under non-cancelable operating lease agreements with terms expiring through 2020. Rent expense related to operating these leases is recognized ratably on a straight-line basis over the entire lease term. The Company is required to pay property taxes, insurance and normal maintenance costs.

Future minimum lease payments under non-cancelable operating leases with initial or remaining lease terms in excess of one year as of March 31, 2015 are as follows (in thousands):

Years Ending March 31,	Operating Leases
2016	$420
2017	212
2018	114
2019	102
2020	8
Total minimum lease payments	$856

Rent expense of $569,000 and $708,000 was recognized in 2015 and 2014, respectively.

In conjunction with the MDMS Business divestiture, the Company assigned a lease to Rocket. Under the terms of that lease, the Company remains liable for the lease obligations through its termination in October 2015, should Rocket cease making lease payments it is obligated to make under the terms of the assignment. As of March 31, 2015, the present value of the lease obligations under the remaining master’s lease’s primary term is approximately $178,000. As of March 31, 2015, the Company did not have any lease exposure due to any lack of performance by Rocket, and believes that the likelihood of material liability being triggered under this lease is remote.

Litigation

The Company is subject from time to time to litigation, claims and suits arising in the ordinary course of business. There were no material ongoing legal proceedings as of March 31, 2015.

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

11.       Related Party Transactions

Following the retirement of Richard Koe from the position of Chief Executive Officer effective September 7, 2014, the Company entered into an expense reimbursement agreement with Mr. Koe where the Company agreed to reimburse Astoria Capital Management (“ACM”), an entity controlled by Mr. Koe, a monthly amount of $2,000 until April 30, 2015 then $1,000 effective May 1, 2015 as a rental fee for the use of ACM’s furniture in the Company’s Portland office. This agreement will continue for such time as the Company continues to make use of ACM’s furniture and will terminate upon written notice from the Company. Mr. Koe continues to serve as a member of the Company’s Board of Directors.

12. Segment Information

The Company operates in one reportable segment. International operations consist primarily of foreign sales offices selling software developed in the United States combined with local service revenue. The following table summarizes consolidated financial information of the Company’s operations by geographic location (in thousands):

	Years Ended March 31,
Net revenue	2015	2014

United States	$4,253	$2,779
Europe	2,740	2,711
Total	$6,993	$5,490

	March 31,
Long-lived assets	2015	2014

United States	$936	$18,928
Europe	350	413
Total	$1,286	$19,341

The Company engages in the design, development, sale, and support of rapid application development software known as Omnis and a hosted social media visualization platform known as Postano. The following table represents the Company’s net revenue by product line (in thousands):

	Years Ended March 31,
Net revenue	2015	2014

Omnis products	$3,776	$3,803
Postano products	3,217	1,687
Total	$6,993	$5,490

13. Accrued Liabilities

Components of accrued liabilities at March 31 are as follows (in thousands):

	2015	2014
Payroll and related costs	$435	$825
Severance and related costs	518	—
Professional fees	25	63
Taxes	153	11
Pension	22	35
Purchase of software license	200	—
Revenue sharing agreement	—	750
Other	172	208
Total accrued liabilities	$1,525	$1,892

14. Subsequent Event

In April 2015, the Company signed a one-year lease extension for its Portland office. The term of the lease is for twelve months effective May 1, 2015 with a monthly base rent of $15,600.

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

3.2	Amended and Restated Bylaws (included as Exhibit 3.1 to the Registrant’s Current Report on Form 8-K filed with the Commission on October 30, 2014 and incorporated herein by reference).

3.3	Certificate of Designations dated March 31, 1999, as corrected (included as Exhibit 3.1 to the Registrant’s Form 8-K filed with the Commission on April 5, 1999 and incorporated herein by reference).

3.4	Certificate of Ownership and Merger dated April 17, 2008 (included as Exhibit 3.1 to the Registrant’s Form 8-K filed with the Commission on April 21, 2008 and incorporated herein by reference).

3.5	Composite Certificate of Incorporation (included as Exhibit 3.2 to the Registrant’s Form 8-K filed with the Commission on April 21, 2008 and incorporated herein by reference).

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

10.6*

Amended and Restated Employment and Severance Agreement, dated January 17, 2013, between the Registrant and Richard Koe (included as Exhibit 10.3 to the Registrant’s Current Report on Form 8-K filed with the Commission on January 18, 2013 and incorporated herein by reference).

10.7*

Resignation and Transition Agreement, dated September 7, 2014, between the Registrant and Richard Koe (included as Exhibit 10.3 to the Registrant’s Current Report on Form 8-K filed with the Commission on September 9, 2014 and incorporated herein by reference).

10.8*

Employment and Severance Agreement, dated January 12, 2015, between the Registrant and Roger Rowe (included as Exhibit 10.1 to the Registrant’s Current Report on Form 8-K filed with the Commission on January 12, 2015 and incorporated herein by reference).

Exhibit	Description

10.9*

Employment and Severance Agreement, dated September 7, 2014, between the Registrant and Justin Garrity (included as Exhibit 10.2 to the Registrant’s Current Report on Form 8-K filed with the Commission on September 9, 2014 and incorporated herein by reference).

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

21.1	Subsidiaries of the Registrant (included as Exhibit 21.1 to the Registrant’s Form 10-K filed with the Commission on July 11, 2013 and incorporated herein by reference).

23.1	Consent of Independent Registered Public Accounting Firm.

24.1	Power of Attorney (included in the signature page and incorporated herein by reference).

31.1	Certification of Acting Chief Executive Officer and Chief Financial Officer Pursuant to Rule 13a-14(a)/15d-14(a), as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1	Certification of Acting Chief Executive Officer and Chief Financial Officer Pursuant to 18 U.S.C. 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

101.INS	XBRL Instance Document

101.SCH	XBRL Taxonomy Extension Schema Document

101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document

101.DEF	XBRL Taxonomy Extension Definition Linkbase Document

101.LAB	XBRL Taxonomy Extension Label Linkbase Document

101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document

*          Indicates management contracts or compensatory plans and arrangements filed pursuant to Item 601 of Regulation S-K under the Exchange Act.