Form 10-Q
period 2015-06-30
TigerLogic CORP
filed 2015-08-13
CIK 820738

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark one)

☒      QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2015

OR

☐         TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from              to

Commission File Number 0-16449

TIGERLOGIC CORPORATION

(Name of Registrant as Specified in Its Charter)

Delaware	94-3046892
(State of Incorporation)	(I.R.S. Employer ID. No.)

1532 SW Morrison Street, Suite 200, Portland, Oregon	97205
(Address of Principal Executive Offices)	(Zip Code)

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

As of July 31, 2015, the Registrant had 30,955,697 shares of its common stock outstanding.

TIGERLOGIC CORPORATION

PART I. FINANCIAL INFORMATION

ITEM 1.                                                FINANCIAL STATEMENTS

TIGERLOGIC CORPORATION AND SUBSIDIARIES

UNAUDITED CONDENSED CONSOLIDATED BALANCE SHEETS

(In thousands)

	June 30,	March 31,
	2015	2015
ASSETS
Current assets:
Cash	$9,456	$10,251
Trade accounts receivable, less allowance for doubtful accounts of $2 and $0, respectively	758	1,291
Other current assets	438	460
Total current assets	10,652	12,002

Property, furniture and equipment, net	834	869
Intangible assets, net	344	363
Deferred tax assets	95	94
Other assets	54	54
Total assets	$11,979	$13,382

LIABILITIES AND STOCKHOLDERS’ EQUITY

Current liabilities:
Accounts payable	$652	$295
Accrued liabilities	1,301	1,525
Deferred revenue	1,817	1,905
Total current liabilities	3,770	3,725

Other long-term liabilities	103	101
Total liabilities	3,873	3,826

Commitments and contingencies

Stockholders’ equity:
Preferred stock	—	—
Common stock	3,096	3,096
Additional paid-in-capital	143,488	143,389
Accumulated other comprehensive income	2,251	2,174
Accumulated deficit	(140,729)	(139,103)
Total stockholders’ equity	8,106	9,556

Total liabilities and stockholders’ equity	$11,979	$13,382

See accompanying notes to the unaudited condensed consolidated financial statements.

TIGERLOGIC CORPORATION AND SUBSIDIARIES

UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE LOSS

(In thousands except per share data)

	For the Three Months Ended June 30,
	2015	2014

Net revenues:
Licenses	$398	$745
Subscription	757	377
Services	445	647
Total net revenues	1,600	1,769
Operating expenses:
Cost of subscription revenues	134	152
Cost of service revenues	139	120
Selling and marketing	951	1,915
Research and development	595	1,086
General and administrative	1,352	1,887
Total operating expenses	3,171	5,160
Operating loss	(1,571)	(3,391)
Other expense:
Interest expense-net	(1)	(1)
Other expense-net	(54)	(32)
Total other expense-net	(55)	(33)
Loss before income taxes	(1,626)	(3,424)
Income tax provision	—	12
Net loss	(1,626)	(3,436)
Other comprehensive income:
Foreign currency translation adjustments	77	38
Total comprehensive loss	$(1,549)	$(3,398)

Basic and diluted net loss per share	$(0.05)	$(0.11)

Shares used in computing basic and diluted net loss per share	30,956	30,130

See accompanying notes to the unaudited condensed consolidated financial statements.

TIGERLOGIC CORPORATION AND SUBSIDIARIES

UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(In thousands)

	For the Three Months Ended June 30,
	2015	2014

Cash flows from operating activities:
Net loss	$(1,626)	$(3,436)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization of long-lived assets	71	58
Provision for (recovery of) bad debt	2	(9)
Stock-based compensation expense	99	173
Foreign currency exchange (gain) loss	(53)	32
Change in operating assets and liabilities:
Trade accounts receivable	544	53
Other current assets	28	12
Accounts payable	307	253
Accrued liabilities	(138)	(318)
Deferred revenue	(103)	149
Net cash used in operating activities	(869)	(3,033)

Cash flows from investing activities:
Purchases of property, furniture and equipment	(51)	(222)
Net cash used in investing activities	(51)	(222)

Cash flows from financing activities:
Proceeds from exercise of stock options	—	12
Net cash provided by financing activities	—	12

Effect of exchange rate changes on cash	125	(2)

Net decrease in cash	(795)	(3,245)
Cash at beginning of the period	10,251	18,602
Cash at end of the period	$9,456	$15,357

Supplemental disclosures:
Cash paid for income taxes	$17	$—

See accompanying notes to the unaudited condensed consolidated financial statements.

TIGERLOGIC CORPORATION AND SUBSIDIARIES

NOTES TO THE UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

June 30, 2015

1.              INTERIM FINANCIAL STATEMENTS

The unaudited interim condensed consolidated financial information furnished herein reflects all adjustments, consisting only of normal recurring items, which in the opinion of management are necessary to fairly state TigerLogic Corporation and its subsidiaries’ (collectively, the “Company” or “we,” “us” or “our”) financial position, results of operations and cash flows for the dates and periods presented and to make such information not misleading. Certain information and footnote disclosures normally included in annual financial statements prepared in accordance with accounting principles generally accepted in the United States of America have been omitted pursuant to rules and regulations of the Securities and Exchange Commission (“SEC”); nevertheless, management of the Company believes that the disclosures herein are adequate to make the information presented not misleading. These unaudited condensed consolidated financial statements should be read in conjunction with the Company’s audited financial statements for the year ended March 31, 2015, contained in the Company’s Annual Report on Form 10-K filed with the SEC on June 18, 2015. The results of operations for the three months ended June 30, 2015, are not necessarily indicative of results to be expected for any other interim period or the fiscal year ending March 31, 2016.

Certain amounts in prior year’s unaudited condensed consolidated statements of comprehensive loss have been reclassified to conform to current year’s financial statement presentation.

2.    STOCK-BASED COMPENSATION

The Company has a stock option plan that provides for the granting of stock options, restricted stock and restricted stock units to directors, employees and consultants. The Company also has an employee stock purchase plan allowing employees to purchase the Company’s common stock at a discount.

Total stock-based compensation expense included in the unaudited condensed consolidated statements of comprehensive loss for the three months ended June 30, 2015 and 2014, was as follows (in thousands):

	Three Months Ended June 30,
	2015	2014

Cost of service revenue	$6	$—
Operating expense:
Selling and marketing	3	68
Research and development	30	34
General and administrative	60	71
Total stock-based compensation expense	99	173
Income tax benefit	—	—
Net stock-based compensation expense	$99	$173

As of June 30, 2015, there was approximately $1.2 million of total unrecognized compensation cost related to non-vested share-based compensation arrangements granted under the plans. That cost is expected to be recognized over a weighted-average period of 2.9 years.

3.              FAIR VALUE MEASUREMENT

The Company maintains all of its cash on deposit at financial institutions. As such, there were no cash equivalents on the Company’s balance sheets as of June 30, 2015 or March 31, 2015. There were no nonfinancial assets or liabilities that required recognition or disclosure at fair value on a nonrecurring basis in the Company’s balance sheets as of June 30, 2015 or March 31, 2015.

4.              STOCKHOLDERS’ EQUITY AND LOSS PER SHARE

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

Weighted outstanding options to purchase 4,354,564 shares and 3,251,384 shares of the Company’s common stock for the three- month periods ended June 30, 2015 and 2014, respectively, have been excluded from the computation of diluted net loss per share because the effect of their inclusion would have been anti-dilutive.

The change in accumulated other comprehensive income during the three-month periods ended June 30, 2015 and 2014 is the result of the effect of foreign exchange rate changes.

5.              BUSINESS SEGMENT

The Company operates in one reportable segment. International operations consist of foreign sales offices selling software combined with local service revenue and a research and development operation in the United Kingdom. The following table summarizes consolidated financial information of the Company’s operations by geographic location (in thousands):

	For the Three Months Ended June 30,
Net revenue	2015	2014

United States	$1,117	$863
Europe	483	906
Total	$1,600	$1,769

	June 30,	March 31,
Long-lived assets	2015	2015

United States	$895	$936
Europe	379	350
Total	$1,274	$1,286

The Company engages in the design, development, sale and support of rapid application development software known as Omnis and a subscription based social media visualization platform known as Postano. The following table represents the Company’s net revenue by product line (in thousands):

	For the Three Months Ended June 30,
Net revenue	2015	2014

Omnis products	$736	$1,170
Postano products	864	599
Total	$1,600	$1,769

6.              RELATED PARTY TRANSACTIONS

Following the retirement of Richard Koe from the position of Chief Executive Officer effective September 7, 2014, the Company entered into an expense reimbursement agreement with Mr. Koe where the Company agreed to reimburse Astoria Capital Management (“ACM”), an entity controlled by Mr. Koe, a rental fee for the use of ACM’s furniture in the Company’s Portland office. Beginning in May 2015, the rental fee was reduced from $2,000 per month to $1,000 per month. This agreement will continue for such time as the Company continues to make use of ACM’s furniture and will terminate upon written notice from the Company. Mr. Koe continues to serve as a member of the Company’s Board of Directors.

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

On November 15, 2013, the Company completed the sale of its assets dedicated to the multidimensional database management system (“MDMS”) and related connectivity products known as the MDMS family of products, including D3, mvBase, mvEnterprise and the Pick connectivity products (the “MDMS Business”), and the related underlying enterprise resource planning (“ERP”) platform required to support the MDMS Business, to Rocket Software, Inc. (“Rocket”). In conjunction with the MDMS Business divestiture, the Company assigned a lease to Rocket. Under the terms of that lease, the Company remains liable for the lease obligations through its termination in October 2015, should Rocket cease making lease payments it is obligated to make under the terms of the assignment. As of June 30, 2015, the present value of the lease obligations under the remaining master’s lease’s primary term is approximately $102,000. As of June 30, 2015, the Company did not have any lease exposure due to any lack of performance by Rocket, and believes that the likelihood of material liability being triggered under this lease is remote.

Litigation

The Company is subject from time to time to litigation, claims and suits arising in the ordinary course of business. There were no ongoing material legal proceedings as of June 30, 2015.

Indemnification

The Company’s standard customer license and software agreements contain indemnification and warranty provisions which are generally consistent with practice in the Company’s industry. The duration of the Company’s service warranties generally does not exceed 30 days following completion of its services. The Company has not incurred significant obligations under customer indemnification or warranty provisions historically and does not expect to incur significant obligations in the future. Accordingly, the Company does not maintain accruals for potential customer indemnification or warranty-related obligations. The maximum potential amount of future payments that the Company could be required to make is generally limited under the indemnification provisions in its customer license and service agreements. The Company has entered into a standard form of indemnification agreement with each of its directors and executives.

8.     SUBSEQUENT EVENTS

On July 2, 2015, the Company was sued for patent infringement by Monster Patents, LLC (“Monster”) in the United States District Court Southern District of New York. The complaint alleges that the Company’s Postano products infringe a single patent owned by Monster. At this time, the Company is evaluating the claims brought by Monster and it is not possible to predict the outcome of this litigation.

ITEM 2.                                                MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The section entitled “Management’s Discussion and Analysis” set forth below contains forward-looking statements within the meaning of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended (the “Exchange Act”). These statements may generally be identified by the use of such words as “expect,” “anticipate,” “believe,” “intend,” “plan,” “will,” or “shall,” or the negative of those terms. We have based these forward-looking statements on our current expectations and projections about future events. Forward-looking statements involve certain risks and uncertainties and actual results may differ materially from those discussed in any such statement. Many factors could cause actual results to differ materially from those projected in forward-looking statements, including the risks described in Part I, Item 1A, “Risk Factors,” in our Annual Report on Form 10-K for the fiscal year ended March 31, 2015, as supplemented or modified in our quarterly reports on Form 10-Q. The forward-looking statements contained in this Quarterly Report on Form 10-Q include, but are not limited to statements about the following: (1) our future success, (2) our research and development efforts, (3) our future operating results and cash flow, (4) our ability to compete, (5) the markets in which we operate, (6) our revenue, (7) our cost of license revenue and cost of service revenue, (8) our selling and marketing costs, (9) our general and administrative costs, (10) our research and development expenses, (11) the effect of critical accounting policies, (12) our belief that our existing cash balances combined with our cash flow from operating activities will be sufficient to meet our operating and capital expenditure requirements for the fiscal year ending March 31, 2016, (13) the impact of litigation on our operating results, and (14) the effect of changes in tax laws on our financial statements. All forward-looking statements in this document are made as of the date hereof, based on information available to us as of the date hereof, and we assume no obligation to update any forward-looking statement.

This discussion and analysis of the financial statements and results of operations should be read in conjunction with our unaudited condensed consolidated financial statements, including the related notes thereto, contained elsewhere in this Quarterly Report on Form 10-Q and our consolidated financial statements and notes thereto included in our Annual Report on Form 10-K for the fiscal year ended March 31, 2015.

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

We primarily sell our Omnis software products through established distribution channels consisting of original equipment manufacturers (“OEMs”), system integrators, consulting organizations and specialized vertical application software developers, as well as through our sales personnel in the United States and Europe. We maintain direct sales offices in the United Kingdom, France and Germany, which are primarily focused on the sale of Omnis products. We generally license our Omnis software on a per-CPU, per-server, per-port or per-user basis. Postano is generally sold through our sales personnel located in the United States, as well as through co-marketing arrangements with third parties. We generally license our hosted Postano platform as a time-based subscription.

In addition to software product sales and subscriptions, we provide continuing software maintenance, support and other professional services to our Omnis and Postano customers.

Postano

Postano is a real-time hosted social content aggregation, activation, and visualization platform, bringing together social media conversations and content streams from around the web to strengthen fan engagement. Postano aggregates social content from multiple sources including Twitter, Facebook, Instagram, Tumblr, Pinterest and others. Within Postano, these content streams can be moderated, curated, analyzed, and then displayed in venues ranging from retail stores to stadiums, at events to increase brand awareness, on website social hubs to amplify engagement, and on hashtag campaign landing pages to create brand conversation and increased participation. Major Postano features include native mobile moderation apps for iPhone and Android, and advanced social visualizations built entirely with customizable HTML5 for content that can be displayed on every size screen from smartphones to the largest LED screen arrays. Postano is designed primarily for commercial use, with pricing based on a number of factors, including the type and number of Postano visualizations displayed, and the specific features, display customization and support levels desired.

Omnis

Our Omnis products support the full life cycle of software application development and are designed for rapid prototyping, development, and deployment of graphical user interface (“GUI”) client/server and web applications. The Omnis products—Omnis Studio and Omnis Classic—are object-oriented and component-based, providing the ability to deploy applications across operating system platforms and database environments. Omnis Studio’s JavaScript Client platform enables developers to create and deploy highly interactive web and mobile enterprise applications for Android, iOS, BlackBerry, and Windows-based devices, all from one code base. Omnis Studio 6.0 uses scripting compatible with HTML5 and CSS3 to enable support for all popular browsers and devices, including tablets, smartphones, desktops, and web-enabled TVs. Omnis-based applications are developed once and deployed to any device, on any platform, with no plug-in installation required.

Omnis Studio 6.1 offers an advanced Omnis development environment with greater overall performance for building and deploying highly interactive enterprise web and mobile applications across multiple platforms and operating systems, including Android and iOS based devices. In addition to its support of representational state transfer (REST) based web services, Omnis Studio 6.1 includes a new 64-bit implementation, creating faster access for developers and end users to deployed Omnis web and mobile applications. Additional enhancements to the already feature-rich Omnis JavaScript Client technology include new native JavaScript components that firmly adapt to the familiar look and feel of the device on which they are running, resulting in a richer and more engaging mobile application experience for end users.

Critical Accounting Policies and Estimates

Our critical accounting policies and estimates related to revenue recognition and goodwill and intangible assets are described in our Annual Report on Form 10-K for the fiscal year ended March 31, 2015. There have been no changes to our critical accounting policies since March 31, 2015.

Recent Accounting Policies

In May 2014, the FASB issued ASU No. 2014-09, Revenue from Contracts with Customers (Topic 606), which provides guidance for revenue recognition. This ASU affects any entity that either enters into contracts with customers to transfer goods or services or enters into contracts for the transfer of non-financial assets. This ASU will supersede the revenue recognition requirements in Topic 605, Revenue Recognition, and most industry-specific guidance. This ASU also supersedes some cost guidance included in Subtopic 605-35, Revenue Recognition-Construction-Type and Production-Type Contracts. The core principle of the guidance is that an entity should recognize revenue to depict the transfer of promised goods or services to customers in an amount that reflects the consideration to which the entity expects to be entitled in exchange for those goods or services. The standard permits the use of either the retrospective or cumulative effect transition method. We are evaluating the effect that ASU No. 2014-09 will have on our consolidated financial statements and related disclosures. We have not yet selected a transition method nor have we determined the effect of the standard on our ongoing financial reporting.  In July 2015, the FASB agreed to defer the effective date of this ASU for one year.  The new standard is effective for our fiscal year 2019.

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

Results of Operations

The following table sets forth certain unaudited Condensed Consolidated Statement of Operations data in total dollars, as a percentage of total net revenues and as a percentage change from the same periods in the prior year. Cost of license revenues and cost of subscriptions and service revenues are expressed as a percentage of the related revenues. This information should be read in conjunction with the unaudited Condensed Consolidated Financial Statements included in Item 1 in this Quarterly Report on Form 10-Q.

	Three Months Ended			Three Months Ended
	June 30, 2015			June 30, 2014
	Results	% of Net Revenues	Percent Change	Results	% of Net Revenues
	(In thousands)			(In thousands)
Net revenues
Licenses	$398	25%	-47%	$745	42%
Subscription	757	47%	101%	377	21%
Services	445	28%	-31%	647	37%
Total net revenues	1,600	100%	-10%	1,769	100%
Operating expenses
Cost of revenues:
Cost of subscription revenues (as a % of subscription revenues)	134	18%	-12%	152	20%
Cost of service revenues (as a % of service revenues)	139	31%	16%	120	19%
Selling and marketing	951	59%	-50%	1,915	108%
Research and development	595	37%	-45%	1,086	61%
General and administrative	1,352	85%	-28%	1,887	107%
Total operating expenses	3,171	198%	-39%	5,160	292%
Operating loss	(1,571)	-98%	-54%	(3,391)	-192%
Other expense-net	(55)	-3%	67%	(33)	-2%
Loss before income taxes	(1,626)	-102%	-53%	(3,424)	-194%
Income tax provision	—		-100%	12	1%
Net loss	$(1,626)	-102%	-53%	$(3,436)	-194%

Revenue

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

Total net revenues decreased by approximately $0.2 million, or 10%, for the three months ended June 30, 2015, when compared to the same period in the prior year, primarily due to a decrease in Omnis license revenue and services revenues for both Omnis and Postano. License revenues from our Omnis software decreased approximately $0.3 million, or 47%, due to a shift in timing of revenues from our installed base of Omnis customers in the quarter ended March 31, 2015, as well as fluctuations associated with our upgrade and update cycles. Service revenue decreased approximately $0.2 million, or 31%, mainly due the discontinuance of a discrete Postano services offering in the quarter ended December 31, 2014. However, subscriptions revenue from our Postano product increased by approximately $0.4 million, or 101%, when compared to the prior year. This increase was due to growth in number of new customers, subscription renewals, and an increase in the average size of subscriptions.

Operating Expenses

COST OF SUBSCRIPTION REVENUE. Cost of subscription revenue is comprised of direct costs for Postano subscriptions associated with data center hosting and personnel costs relating to platform access, web embed displays, social content analytic reports and phone support. Cost of subscription revenue decreased approximately $18,000, or 12%, for the three months ended June 30, 2015, when compared to the same period in the prior year. This decrease was due to savings in hosting cost resulted from bundled pricing obtained from our vendor. This decrease was partially offset by higher headcount in the current year.

COST OF SERVICE REVENUE. Cost of service revenue primarily includes personnel costs relating to consulting, professional and training services, and service royalties for our Omnis and Postano products. Cost of service revenue for the three months ended June 30, 2015 increased by approximately $19,000, or 16%, from the prior year due to higher professional cost associated with certain customer events.

SELLING AND MARKETING. Selling and marketing expense consists primarily of salaries, benefits, advertising, trade shows, travel and overhead costs for our sales and marketing personnel. Selling and marketing expense for the three months ended June 30, 2015 decreased by approximately $1.0 million, or 50%, when compared to the same period in the prior year mainly due to lower headcount and lower marketing expense related to Omnis compared to the prior year.

We anticipate that selling and marketing costs related to our Postano product lines will increase as we further develop the sales channels for these products and as customer acceptance of these products increases.

RESEARCH AND DEVELOPMENT. Research and development expense consists primarily of salaries and other personnel-related expenses and overhead costs for engineering personnel, including employees in the United States and the United Kingdom and contractors in the United States. Research and development expense for the three months ended June 30, 2015 decreased by approximately $0.5 million, or 45%, when compared to the prior year mainly due to lower headcount related to development efforts of our Postano and Omnis products.

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

GENERAL AND ADMINISTRATIVE. General and administrative expense consists primarily of costs associated with our executive, finance, human resources, legal and other administrative functions. These costs consist principally of salaries and other personnel-related expenses, professional fees, depreciation and overhead costs. General and administrative expense for the three months ended June 30, 2015 decreased by approximately $0.5 million, or 28%, when compared to the same period in the prior year mainly due to lower legal, professional services, and financial advisory services related expenses.

OTHER INCOME (EXPENSE)-NET: Other income (expense)-net consists primarily of interest income (expense) and gains and losses on foreign currency transactions and is not significant for any period presented.

PROVISION FOR INCOME TAXES. Our effective tax rate from continuing operations was 0.0% and (0.3)% for the three months ended June 30, 2015 and 2014, respectively. The provision for income taxes for the three months ended June 30, 2015 and 2014 reflected the income tax on net earnings from foreign subsidiaries. During the year ended March 31, 2015, we recorded approximately $55,000 as a FIN 48 liability related to a potential assessment from the German tax authorities. The assessment of this matter has been finalized with the German tax authorities as of June 30, 2015. As such, this liability has been reduced to the agreed upon assessment amount of approximately $40,000. Due to uncertainties surrounding the timing and likelihood of realizing the benefits of the net operating loss carryforwards in the future, we continue to carry a full valuation allowance against net deferred tax assets related to our operations in the U.S. and UK.

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

Liquidity and Capital Resources

As of June 30, 2015, we had approximately $9.5 million in cash, of which approximately $0.4 million was held by our foreign subsidiaries and, if repatriated, would not be subject to material tax consequences due to our net operating loss carry forwards. We believe that our existing cash balances and cash flow from operations will be sufficient to meet our anticipated cash needs for at least the next twelve months.

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

We had no material commitments for capital expenditures as of June 30, 2015.

Net cash used in operating activities was approximately $0.9 million for the three months ended June 30, 2015. Net cash used in operating activities was approximately $3.0 million for the three months ended June 30, 2014. The decrease in net cash used in operating activities for the three months ended June 30, 2015 as compared to the same period in the prior year, was primarily due to lower net loss due to lower selling and marketing, general and administrative, and research and development expenses. Net cash used in investing activities was $0.1 million for the three months ended June 30, 2015 mainly due to a payment made for a software license.  Net cash used in investing activities was $0.2 million for the three months ended June 30, 2014, mainly due to purchases of furniture and equipment related to the relocation of our former headquarters in April 2014.  There were no financing cash activities for the three months ended June 30, 2015. Net cash provided from financing activities for the three months ended June 30, 2014 was $12,000 related to proceeds from exercise of stock options of our common stock.

There was no outstanding line of credit or other borrowings during the three-month periods ended June 30, 2015 or 2014.

Off-Balance Sheet Arrangements

As of June 30, 2015 we did not have any off-balance sheet arrangements, as defined in the SEC regulations, which have or are reasonably likely to have a current or future material effect on our financial condition, changes in financial condition, revenues, or expenses, results of operations, liquidity, capital expenditures or capital resources.

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

Our Adjusted EBITDA was negative $1.4 million and negative $3.2 million for the three months ended June 30, 2015 and 2014, respectively, primarily a result of a smaller net loss driven primarily by lower operating expenses compared to the prior year. The following table reconciles GAAP reported net loss to Adjusted EBITDA:

RECONCILIATION OF NET LOSS TO ADJUSTED EBITDA

(In thousands)

	For the Three Months Ended June 30,
	2015	2014

Reported net loss	$(1,626)	$(3,436)
Depreciation and amortization	71	58
Stock-based compensation	99	173
Interest expense-net	1	1
Other expense-net	54	32
Income tax provision	—	12
Adjusted EBITDA	$(1,401)	$(3,160)

ITEM 4.                                               CONTROLS AND PROCEDURES

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

PART II. OTHER INFORMATION

ITEM 1.                        LEGAL PROCEEDINGS

On July 2, 2015, the Company was sued for patent infringement by Monster Patents, LLC (“Monster”) in the United States District Court Southern District of New York. The complaint alleges that the Company’s Postano products infringe a single patent owned by Monster. At this time, the Company is evaluating the claims brought by Monster and it is not possible to predict the outcome of this litigation.

ITEM 1A.               RISK FACTORS

We operate in a rapidly changing environment that involves numerous risks and uncertainties. A description of the risks and uncertainties associated with our business is set forth below. You should carefully consider such risks and uncertainties, together with the other information contained in this Quarterly Report on Form 10-Q for the fiscal quarter ended June 30, 2015 and in our other public filings, including our Annual Report on Form 10-K for the fiscal year ended March 31, 2015. If any of such risks and uncertainties actually occurs, our business, financial condition or operating results could differ materially from the plans, projections, and other forward-looking statements included in the section titled “Management’s Discussion and Analysis of Financial Condition and Results of Operations” and elsewhere in this report and in our other public filings. In addition, if any of the following risks and uncertainties, or if any other risks and uncertainties, actually occurs, our business, financial condition or operating results could be harmed substantially, potentially causing the market price of our stock to decline, perhaps significantly. The following section lists some, but not all, of these risks and uncertainties that may have a material adverse effect on our business, financial condition or results of operation.

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

We generally recognize revenue from customer subscriptions for our Postano products ratably over the term of their agreements, which generally range from 1 to 12 months. As a result, most of the revenues from our Postano products that we report in each quarter are derived from the recognition of deferred revenue relating to subscription agreements entered into during previous quarters. Consequently, a decline in new or renewed subscriptions in any one quarter is not likely to be reflected immediately in our revenue results for that quarter. Such declines, however, would negatively affect our revenues in future periods and the effect of significant downturns in sales and market acceptance of our Postano products, and potential changes in our rate of renewals, may not be fully reflected in our results of operations until future periods. Our subscription model also makes it difficult for us to rapidly increase our total revenues through additional sales in any period, as revenues from new customers must be recognized over the applicable subscription term. In most instances, our customers pre-pay the entire term of their multi period subscriptions up front. As a result, billings can fluctuate significantly from quarter to quarter.

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

WE HAVE A HISTORY OF LOSSES AND WILL CONTINUE TO INCUR LOSSES IN THE IMMEDIATE FUTURE.

We recorded net loss of approximately $1.6 million and $3.4 million for the quarters ended June 30, 2015 and 2014, respectively. We had an accumulated deficit of approximately $140.8 million as of June 30, 2015. We expect that we will continue to incur losses in the immediate future for a number of reasons, including uncertainty as to: (i) the level of our future revenues; (ii) our efforts to monetize newer technologies and services we have developed, including Postano, and (iii) our efforts to integrate acquired products and technologies. Forecasting our revenues and profitability for our new business models is inherently uncertain and volatile. We will need to generate increases in our revenues to achieve and maintain profitability, particularly given the current small size of our business relative to costs associated with being a public company. If our revenue fails to grow or grows more slowly than we currently anticipate or our operating expenses exceed our expectations, our losses would increase which could harm our business and operating results.

IF OUR COMMON STOCK IS DELISTED FROM THE NASDAQ CAPITAL MARKET, OUR BUSINESS, FINANCIAL CONDITION, RESULTS OF OPERATIONS AND STOCK PRICE COULD BE ADVERSELY AFFECTED, THE LIQUIDITY OF OUR STOCK AND OUR ABILITY TO OBTAIN FINANCING COULD BE IMPAIRED, AND, WE MAY BECOME SUBJECT TO SHAREHOLDER CLAIMS.

On October 7, 2014, we received a letter from the Listing Qualifications Department of NASDAQ notifying us that we were not in compliance with the requirement of NASDAQ Listing Rule 5550(a)(2) (the “Listing Rule”) for continued listing on the NASDAQ Capital Market as a result of the closing bid price for our common stock being below $1.00 for 30 consecutive business days. In accordance with the Listing Rule, we were given 180 calendar days, or until April 6, 2015, to regain compliance with the minimum bid price requirement.  We did not regain compliance by April 6, 2015 and as a result asked for an extension of an additional 180 days to regain compliance which was granted by NASDAQ, extending the deadline to regain compliance to October 5, 2015.  In order to regain compliance, shares of our common stock must maintain a minimum closing bid price of at least $1.00 per share for a minimum of ten consecutive business days.  No assurance can be given that we will regain compliance during the extension period or that we will be able to maintain continued compliance with the other listing requirements of the NASDAQ Capital Market. As of the filing date of this quarterly report on Form 10-Q, our stock continued to trade below the minimum $1.00 closing bid price. If we do not regain compliance with the Listing Rule during the extension period, the NASDAQ staff will provide notice that our common stock is subject to delisting from the NASDAQ Capital Market.

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

THE CONCENTRATION OF OUR STOCK OWNERSHIP GIVES CERTAIN STOCKHOLDERS SIGNIFICANT CONTROL OVER OUR BUSINESS.

As of June 30, 2015, Astoria Capital Partners, L.P. (“Astoria”) beneficially owned approximately 48.1% of our outstanding common stock. Richard W. Koe, a member of our Board of Directors, serves as the President of Astoria Capital Management, a general partner of Astoria. This concentration of stock ownership allows Astoria to significantly influence any actions that require approval of our stockholders, including the election of members to our Board of Directors and the approval of significant corporate transactions. For example, in September and October 2014, our Board of Directors approved amendments to our Bylaws with respect to certain corporate governance matters at the request of, and upon receiving feedback from, Astoria. Moreover, this concentration of ownership may delay or prevent a change in control. Astoria has announced that it is in the process of winding down and is working on identifying strategic block purchasers for its holdings of our common stock, but the timing and outcome of this process, as well as the impact of the process on our share price, remains uncertain.

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

THE INABILITY TO PROTECT OUR INTELLECTUAL PROPERTY COULD HARM OUR ABILITY TO COMPETE.

Our ability to compete successfully will depend, in part, on our ability to protect our proprietary technology and operations without infringing upon the rights of others. We may fail to do so. We rely primarily on a combination of patent, trade secret, copyright and trademark laws, and contractual provisions to protect our intellectual property and proprietary rights. Our trademarks include TigerLogic, Postano, Omnis, and Omnis Studio, among others. We have two pending U.S. patent application related to Postano as of June 30, 2015. We have fifteen U.S. patents and two pending U.S. patent applications as of June 30, 2015 related to yolink, a former product offering of the Company. Although we have been issued various patents and other patent applications are currently pending, there can be no assurance that any of these patents or other proprietary rights will not be challenged, invalidated or circumvented or that our rights will, in fact, provide competitive advantages to us. In addition, there can be no assurance that patents will be issued from pending applications or that claims allowed on any patents will be sufficiently broad to protect our technology. Further, the laws of some foreign countries may not protect our proprietary rights to the same extent as do the laws of the United States. The outcome of any actions taken in these foreign countries may be different than if such actions were determined under the laws of the United States. Although we are not dependent on any individual patents or group of patents for particular segments of the business for which we compete, if we are unable to protect our proprietary rights to the totality of the features (including aspects of products protected other than by patent rights) in a market, we may find ourselves at a competitive disadvantage to others who need not incur the substantial expense, time, and effort required to create innovative products. In addition to trademark and copyright protections, we generally license our products to end users on a “right to use” basis pursuant to license agreements that restrict use of products to a specified number of users or a specified usage.

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

There has been a substantial amount of litigation in the software and online services industry regarding intellectual property rights and there is significant uncertainty in our industry as many of the legal principles associated with software and online services continue to evolve rapidly. Third parties may file claims against us or our customers asserting that our current or potential future products or services, including our acquired products and technologies, infringe upon their intellectual property rights. Third parties on occasion have and may continue to assert that our products and technologies are subject to license requirements. We may be periodically involved in any number of ordinary course of business proceedings of this type. As an example, on July 2, 2015 we were sued for patent infringement by Monster Patents, LLC (“Monster”) in the United States District Court Southern District of New York.  The complaint alleges that our Postano product infringes a single patent owned by Monster.  At this time, we are evaluating the claims brought by Monster and it is not possible to predict the outcome of this litigation.

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

As of June 30, 2015, we had 30,955,697 outstanding shares of common stock, of which approximately 15.3 million shares were restricted securities held by Astoria and other holders. Restricted securities may be sold in the public market only if they are registered or if they qualify for an exemption from registration under the Securities Act. At present, all of our outstanding restricted securities may be registered or are eligible for public sale under Rule 144 promulgated under the Securities Act, subject to volume limitations and other requirements of Rule 144.

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

OUR GLOBAL OPERATIONS EXPOSE US TO ADDITIONAL RISKS AND CHALLENGES ASSOCIATED WITH CONDUCTING BUSINESS INTERNATIONALLY.

We operate on a global basis with offices or distributors in Europe, Australia, and North America and development efforts in North America and Europe. Approximately 30% of our revenue for the quarter ended June 30, 2015 was generated from our international offices. We face several risks inherent in conducting business internationally, including but not limited to the following:

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

31.1

Certification of Acting Chief Executive Officer and Chief Financial Officer pursuant to Rule 13-4(a) or Rule 15d-14(a) of the Securities Exchange Act of 1934, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

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

Date: August 13, 2015	TIGERLOGIC CORPORATION

/s/ Roger Rowe
Roger Rowe Acting Chief Executive Officer and Chief Financial Officer

EXHIBIT INDEX

Exhibit:	Description

31.1

Certification of Acting Chief Executive Officer and Chief Financial Officer pursuant to Rule 13-4(a) or Rule 15d-14(a) of the Securities Exchange Act of 1934, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

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