Form 10-Q
period 2015-09-30
TigerLogic CORP
filed 2015-11-06
CIK 820738

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark one)

☒      QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2015

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

As of October 31, 2015, the Registrant had 30,960,013 shares of its common stock outstanding.

TIGERLOGIC CORPORATION

PART I. FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

TIGERLOGIC CORPORATION AND SUBSIDIARIES

UNAUDITED CONDENSED CONSOLIDATED BALANCE SHEETS

(In thousands)

	September 30,	March 31,
	2015	2015
ASSETS
Current assets:
Cash	$7,747	$10,251
Trade accounts receivable, less allowance for doubtful accounts of $2 and $0, respectively	856	1,291
Other current assets	428	460
Total current assets	9,031	12,002

Property, furniture and equipment, net	641	869
Intangible assets, net	325	363
Deferred tax assets	96	94
Other assets	55	54
Total assets	$10,148	$13,382

LIABILITIES AND STOCKHOLDERS’ EQUITY

Current liabilities:
Accounts payable	$305	$295
Accrued liabilities	964	1,525
Deferred revenue	1,813	1,905
Total current liabilities	3,082	3,725

Other long-term liabilities	161	101
Total liabilities	3,243	3,826

Commitments and contingencies

Stockholders’ equity:
Preferred stock	—	—
Common stock	3,096	3,096
Additional paid-in-capital	143,594	143,389
Accumulated other comprehensive income	2,199	2,174
Accumulated deficit	(141,984)	(139,103)
Total stockholders’ equity	6,905	9,556

Total liabilities and stockholders’ equity	$10,148	$13,382

See accompanying notes to the unaudited condensed consolidated financial statements.

TIGERLOGIC CORPORATION AND SUBSIDIARIES

UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE LOSS

(In thousands except per share data)

	For the Three Months Ended September 30,		For the Six Months Ended September 30,
	2015	2014	2015	2014
Net revenues:
Licenses	$383	$592	$781	$1,337
Subscription	786	506	1,543	883
Services	423	730	868	1,377
Total net revenues	1,592	1,828	3,192	3,597
Operating expenses:
Cost of subscription revenues	141	189	275	341
Cost of service revenues	94	187	233	307
Selling and marketing	796	1,504	1,747	3,419
Research and development	683	1,143	1,278	2,229
General and administrative	1,166	1,452	2,518	3,339
Total operating expenses	2,880	4,475	6,051	9,635
Operating loss	(1,288)	(2,647)	(2,859)	(6,038)
Other income (expense):
Interest expense-net	(1)	(1)	(2)	(2)
Other income (expense)-net	40	41	(14)	9
Total other income (expense)-net	39	40	(16)	7
Loss before income taxes	(1,249)	(2,607)	(2,875)	(6,031)
Income tax provision	10	18	10	30
Net loss	(1,259)	(2,625)	(2,885)	(6,061)
Other comprehensive income:
Foreign currency translation adjustments	(53)	(87)	24	(49)
Total comprehensive loss	$(1,312)	$(2,712)	$(2,861)	$(6,110)

Basic and diluted net loss per share	$(0.04)	$(0.09)	$(0.09)	$(0.20)

Weighted average shares used in computing basic and diluted net loss per share	30,958	30,747	30,957	30,449

See accompanying notes to the unaudited condensed consolidated financial statements.

TIGERLOGIC CORPORATION AND SUBSIDIARIES

UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(In thousands)

	For the Six Months Ended September 30,
	2015	2014
Cash flows from operating activities:
Net loss	$(2,885)	$(6,061)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization of long-lived assets	277	123
Provision for (recovery of) bad debt	2	(58)
Stock-based compensation expense	204	361
Change in deferred tax assets	(17)	—
Foreign currency exchange (gain) loss	13	(10)
Change in operating assets and liabilities:
Trade accounts receivable	436	(2)
Other current assets	76	56
Accounts payable	(39)	334
Accrued liabilities and other long term liabilites	(374)	(507)
Deferred revenue	(108)	43
Net cash used in operating activities	(2,415)	(5,721)

Cash flows from investing activities:
Purchases of property, furniture and equipment	(106)	(258)
Net cash used in investing activities	(106)	(258)

Cash flows from financing activities:
Proceeds from exercise of stock options	—	16
Proceeds from issuance of common stock	1	7
Net cash provided by financing activities	1	23

Effect of exchange rate changes on cash	16	(64)

Net decrease in cash	(2,504)	(6,020)
Cash at beginning of the period	10,251	18,602
Cash at end of the period	$7,747	$12,582

Supplemental disclosures:
Cash paid for income taxes	$79	$—

See accompanying notes to the unaudited condensed consolidated financial statements.

TIGERLOGIC CORPORATION AND SUBSIDIARIES

NOTES TO THE UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

September 30, 2015

1. INTERIM FINANCIAL STATEMENTS

The unaudited interim condensed consolidated financial information furnished herein reflects all adjustments, consisting only of normal recurring items, which in the opinion of management are necessary to fairly state TigerLogic Corporation and its subsidiaries’ (collectively, the “Company” or “we,” “us” or “our”) financial position, results of operations and cash flows for the dates and periods presented and to make such information not misleading. Certain information and footnote disclosures normally included in annual financial statements prepared in accordance with accounting principles generally accepted in the United States of America have been omitted pursuant to rules and regulations of the Securities and Exchange Commission (“SEC”); nevertheless, management of the Company believes that the disclosures herein are adequate to make the information presented not misleading. These unaudited condensed consolidated financial statements should be read in conjunction with the Company’s audited financial statements for the year ended March 31, 2015, contained in the Company’s Annual Report on Form 10-K filed with the SEC on June 18, 2015. The results of operations for the three and six months ended September 30, 2015, are not necessarily indicative of results to be expected for any other interim period or the fiscal year ending March 31, 2016.

Certain amounts in prior year’s unaudited condensed consolidated statements of comprehensive loss have been reclassified to conform to current year’s financial statement presentation.

2.              STOCK-BASED COMPENSATION

The Company has a stock option plan that provides for the granting of stock options and restricted stock to directors, employees and consultants. The Company also has an employee stock purchase plan allowing employees to purchase the Company’s common stock at a discount.

Total stock-based compensation expense included in the unaudited condensed consolidated statements of comprehensive loss for the three and six months ended September 30, 2015 and 2014, was as follows (in thousands):

	Three Months Ended September 30,		Six Months Ended September 30,
	2015	2014	2015	2014

Cost of service revenue	$7	$9	$13	$10
Operating expense:
Selling and marketing	14	62	17	130
Research and development	27	32	57	66
General and administrative	57	85	117	155
Total stock-based compensation expense	105	188	204	361
Income tax benefit	—	—	—	—
Net stock-based compensation expense	$105	$188	$204	$361

As of September 30, 2015, there was approximately $1.1 million of total unrecognized compensation cost related to non-vested share-based compensation arrangements granted under the plans. That cost is expected to be recognized over a weighted-average period of 2.83 years.

3. FAIR VALUE MEASUREMENT

The Company maintains all of its cash on deposit at financial institutions. As such, there were no cash equivalents on the Company’s balance sheets as of September 30, 2015 or March 31, 2015. There were no nonfinancial assets or liabilities that required recognition or disclosure at fair value on a nonrecurring basis in the Company’s balance sheets as of September 30, 2015 or March 31, 2015.

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

Options to purchase 4,202,870 shares and 4,278,302 shares of the Company’s common stock for the three and six month periods ended September 30, 2015 and 3,816,622 shares and 3,951,538 shares for the three and six month periods ended September 30, 2014, respectively, have been excluded from the computation of diluted net loss per share because the effect of their inclusion would have been anti-dilutive.

The change in accumulated other comprehensive income during the three and six month periods ended September 30, 2015 and 2014 results from translation of our foreign operations.

5. BUSINESS SEGMENT

The Company operates in one reportable segment. International operations consist of foreign sales offices selling software combined with local service revenue and a research and development operation in the United Kingdom. The following table summarizes consolidated financial information of the Company’s operations by geographic location (in thousands):

	For the Three Months Ended September 30,		For the Six Months Ended September 30,
Net revenue	2015	2014	2015	2014

United States	$1,092	$1,202	$2,209	$2,065
Europe	500	626	983	1,532
Total	$1,592	$1,828	$3,192	$3,597

	September 30,	March 31,
Long-lived assets	2015	2015

United States	$698	$936
Europe	364	350
Total	$1,062	$1,286

The Company engages in the design, development, sale and support of rapid application development software known as Omnis and a subscription based social media visualization platform known as Postano. The following table represents the Company’s net revenue by product line (in thousands):

	For the Three Months Ended September 30,		For the Six Months Ended September 30,
Net revenue	2015	2014	2015	2014

Omnis products	$734	$960	$1,470	$2,130
Postano products	858	868	1,722	1,467
Total	$1,592	$1,828	$3,192	$3,597

6. RELATED PARTY TRANSACTIONS

Following the retirement of Richard Koe from the position of Chief Executive Officer effective September 7, 2014, the Company entered into an expense reimbursement agreement with Mr. Koe where the Company agreed to pay Astoria Capital Management (“ACM”), an entity controlled by Mr. Koe, a rental fee for the use of ACM’s furniture in the Company’s Portland, OR office. Beginning in May 2015, the rental fee was reduced from $2,000 per month to $1,000 per month. This agreement will continue for such time as the Company continues to make use of ACM’s furniture and will terminate upon written notice from the Company. Mr. Koe continues to serve as a member of the Company’s Board of Directors.

7. COMMITMENTS AND CONTINGENCIES

Leases

The Company leases office space and certain equipment under non-cancelable operating lease agreements with terms expiring through 2020. Rent expense related to operating these leases is recognized ratably on a straight-line basis over the entire lease term. The Company is required to pay property taxes, insurance and normal maintenance costs.

As a result of moving its corporate headquarters to Portland, Oregon, the Company vacated its former premises in Irvine, California during the second fiscal quarter and subleased the facility for the remainder of the lease term.  As a result, the Company recorded a lease loss during the second quarter totaling $109,000 reflecting the difference between ongoing committed operating lease costs for the facility and sublease income expected to be received over the life of the lease.  In addition, the Company accelerated depreciation on property and equipment totaling $125,000 located in the Irvine office upon vacating the premises.

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

In October 2015, we launched a new Postano product, the Hashtag Analytics dashboard, a self-service solution that provides brand marketers and agencies with deep, visual, cross-network social analytics, specifically around hashtags, in real-time to help them better track and analyze social campaigns.

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

Results of Operations

The following table sets forth certain unaudited Condensed Consolidated Statement of Operations data in total dollars, as a percentage of total net revenues and as a percentage change from the same periods in the prior year. Cost of subscription revenues and cost of service revenues are expressed as a percentage of the related revenues. This information should be read in conjunction with the unaudited Condensed Consolidated Financial Statements included in Item 1 in this Quarterly Report on Form 10-Q.

	Three Months Ended			Three Months Ended		Six Months Ended			Six Months Ended
	September 30, 2015			September 30, 2014		September 30, 2015			September 30, 2014
	Results	% of Net Revenues	Percent Change	Results	% of Net Revenues	Results	% of Net Revenues	Percent Change	Results	% of Net Revenues
	(In thousands)			(In thousands)		(In thousands)			(In thousands)
Net revenues
Licenses	$383	24%	-35%	$592	32%	$781	25%	-42%	$1,337	37%
Subscription	786	49%	55%	506	28%	1,543	48%	75%	883	25%
Services	423	27%	-42%	730	40%	868	27%	-37%	1,377	38%
Total net revenues	1,592	100%	-13%	1,828	100%	3,192	100%	-11%	3,597	100%
Operating expenses
Cost of revenues:
Cost of subscription revenues (as a % of subscription revenues)	141	18%	-25%	189	37%	275	18%	-19%	341	39%
Cost of service revenues (as a % of service revenues)	94	22%	-50%	187	26%	233	27%	-24%	307	22%
Selling and marketing	796	50%	-47%	1,504	82%	1,747	55%	-49%	3,419	95%
Research and development	683	43%	-40%	1,143	63%	1,278	40%	-43%	2,229	62%
General and administrative	1,166	73%	-20%	1,452	79%	2,518	79%	-25%	3,339	93%
Total operating expenses	2,880	181%	-36%	4,475	245%	6,051	190%	-37%	9,635	268%
Operating loss	(1,288)	-81%	-51%	(2,647)	-145%	(2,859)	-90%	-53%	(6,038)	-168%
Other income (expense)-net	39	2%	-3%	40	2%	(16)	-1%	-329%	7	0%
Loss before income taxes	(1,249)	-78%	-52%	(2,607)	-143%	(2,875)	-90%	-52%	(6,031)	-168%
Income tax provision	10	1%	-44%	18	1%	10	0%	-67%	30	1%
Net loss	$(1,259)	-79%	-52%	$(2,625)	-144%	$(2,885)	-90%	-52%	$(6,061)	-169%

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

Total net revenues decreased by approximately $0.2 million, or 13%, and $0.4 million, or 11%, for the three and six month periods ended September 30, 2015, when compared to the same periods in the prior year, primarily due to a decrease in Omnis license revenue and services revenues for both Omnis and Postano, partially offset by an increase in Postano subscription revenue. License revenues from our Omnis software decreased approximately $0.2 million, or 35%, and $0.6 million, or 42%, for the three and six month periods ended September 30, 2015, respectively, due to a shift in timing of revenues from our installed base of Omnis customers in the quarter ended March 31, 2015, as well as fluctuations associated with our upgrade and update cycles. Service revenue decreased approximately $0.3 million, or 42%, and $0.5 million, or 37%, for the three and six month periods ended September 30, 2015, respectively, primarily due the discontinuance of a discrete Postano services offering in the quarter ended December 31, 2014. However, subscriptions revenue from our Postano product increased by approximately $0.3 million, or 55%, and $0.7 million, or 75%, when compared to the same three and six month periods in the prior year. This increase was due to growth in number of new customers, subscription renewals, and an increase in the average size of subscriptions.

Operating Expenses

COST OF SUBSCRIPTION REVENUE. Cost of subscription revenue is comprised of direct costs for Postano subscriptions associated with data center hosting and personnel costs relating to platform access, web embed displays, social content analytic reports and phone support. Cost of subscription revenue decreased approximately $48,000, or 25% and $66,000, or 19%, for the three and six months ended September 30, 2015, when compared to the same period in the prior year. This decrease was due to savings in hosting cost resulted from bundled pricing obtained from our vendor as well as lower headcount in the current year.

COST OF SERVICE REVENUE. Cost of service revenue primarily includes personnel costs relating to consulting, professional and training services, and service royalties for our Omnis and Postano products. Cost of service revenue for the three and six months ended September 30, 2015 decreased by approximately $93,000, or 50% and $74,000, or 24%, from the prior year due to lower professional costs associated with certain customer events.

SELLING AND MARKETING. Selling and marketing expense consists primarily of salaries, benefits, advertising, trade shows, travel and overhead costs for our sales and marketing personnel. Selling and marketing expense for the three and six months ended September 30, 2015 decreased by approximately $0.7 million, or 47% and $1.7 million, or 49%, when compared to the same period in the prior year mainly due to lower headcount, lower marketing expense and lower travel expenses compared to the prior year.

We anticipate that selling and marketing costs related to our Postano product lines will increase as we further develop the sales channels for these products and as customer acceptance of these products increases.  In addition we expect an increase in marketing costs in support of the recently launched Hashtag Analytics dashboard product.

RESEARCH AND DEVELOPMENT. Research and development expense consists primarily of salaries and other personnel-related expenses and overhead costs for engineering personnel, including employees in the United States and the United Kingdom and contractors in the United States. Research and development expense for the three and six months ended September 30, 2015 decreased by approximately $0.5 million, or 40% and $1.0 million, or 43%, when compared to the same periods in the prior year, mainly due to lower employee headcount and consulting costs related to development efforts of our Postano and Omnis products.

We believe that our future success will depend largely on strong development efforts with respect to both our existing and new products. These development efforts have resulted in updates and upgrades to existing Omnis products and the launch of new product offerings and features within the Postano social media platform. New product updates and upgrades in our Omnis and Postano product lines are currently in progress and we expect to continue our research and development efforts in these product lines for the foreseeable future.

GENERAL AND ADMINISTRATIVE. General and administrative expense consists primarily of costs associated with our executive, finance, human resources, legal and other administrative functions. These costs consist principally of salaries and other personnel-related expenses, professional fees, depreciation and overhead costs. General and administrative expense for the three and six months ended September 30, 2015 decreased by approximately $0.3 million, or 20%, and $0.8 million, or 25%, when compared to the same periods in the prior year, primarily due to lower headcount, legal, professional services, and financial advisory services related expenses partially offset by higher facility related costs associated with the closure of the Irvine office.

OTHER INCOME (EXPENSE)-NET: Other income (expense)-net consists primarily of interest income (expense) and gains and losses on foreign currency transactions and is not significant for any period presented.

PROVISION FOR INCOME TAXES. Our effective tax rate from continuing operations was 1.7% and 0.3% for the three and six months ended September 30, 2015, respectively.  Our effective tax rate from continuing operations was 0.7% and 0.5% for the three and six months ended September 30, 2014, respectively. The provision for income taxes for the three months ended September 30, 2015 and 2014 reflected the income tax on net earnings from foreign subsidiaries.  Due to uncertainties surrounding the timing of realizing the benefits of the net operating loss carryforwards in the future, we continue to carry a full valuation allowance against net deferred tax assets for our subsidiaries in the United States and United Kingdom.

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

Liquidity and Capital Resources

As of September 30, 2015, we had approximately $7.7 million in cash, of which approximately $0.4 million was held by our foreign subsidiaries and, if repatriated, would not be subject to material tax consequences due to our net operating loss carry forwards. We believe that our existing cash balances and cash flow from operations will be sufficient to meet our anticipated cash needs for at least the next twelve months.

We continue to invest in research and development and marketing efforts intended to allow us to further penetrate our target markets and grow our revenues and improve operating results. However, our research and development and marketing efforts have required, and will continue to require, cash outlays without the immediate or short-term receipt of related revenue. Our ability to meet our future expenditure requirements is dependent upon our future financial performance, and this will be affected by, among other things, prevailing economic conditions, success in penetrating new markets, our ability to attract new customers, and achieving market acceptance of our new and existing products and services, the success of research and development efforts and other factors beyond our control.

We had no material commitments for capital expenditures as of September 30, 2015.

Net cash used in operating activities was approximately $2.4 million and $5.7 million for the six months ended September 30, 2015 and 2014, respectively. The decrease in net cash used in operating activities for the six month period ended September 30, 2015 as compared to the same period in the prior year was primarily due to lower net loss due to lower selling and marketing, general and administrative, and research and development expenses. Net cash used in investing activities was $0.1 million for the six months ended September 30, 2015 and was primarily due to payments made for a software license.  Net cash used in investing activities was $0.3 million for the six months ended September 30, 2014, primarily due to the purchases of furniture and equipment related to the relocation of our former headquarters in April 2014.  Net cash provided by financing activities for the six month periods ended September 30, 2015 and 2014, respectively, are related to proceeds from the exercise of stock options and proceeds from the issuance of common stock under our employee stock purchase plan.

There was no outstanding line of credit or other borrowings during the three and six month periods ended September 30, 2015 or 2014.

Off-Balance Sheet Arrangements

As of September 30, 2015 we did not have any off-balance sheet arrangements, as defined in the SEC regulations, which have or are reasonably likely to have a current or future material effect on our financial condition, changes in financial condition, revenues, or expenses, results of operations, liquidity, capital expenditures or capital resources.

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

Our Adjusted EBITDA was negative $0.9 million for the three month period ended September 30, 2015 and negative $2.3 million for the six month period ended September 30, 2015.  Our Adjusted EBITDA was negative $2.4 million for the three month period ended September 30, 2014 and negative $5.6 million for the six month period ended September 30, 2014. The improvement in Adjusted EBITDA for the three and six month periods ended September 30, 2015 was a result of lower operating expenses in the current year periods mainly due to lower personnel and marketing expenses, as well as lower financial advisory services expense in the current year periods as we incurred expenses in relation to evaluation during the prior year periods of the possible sale of our common stock by our largest stockholder and other strategic alternatives available to the Company. The following table reconciles GAAP reported net loss to Adjusted EBITDA:

RECONCILIATION OF NET LOSS TO ADJUSTED EBITDA

(In thousands)

	For the Three Months Ended September 30,		For the Six Months Ended September 30,
	2015	2014	2015	2014

Reported net loss	$(1,259)	$(2,625)	$(2,885)	$(6,061)
Depreciation and amortization	204	65	275	123
Stock-based compensation	105	188	204	361
Lease loss	109	—	109	—
Interest expense-net	1	1	2	2
Other (income) expense-net	(40)	(41)	14	(9)
Income tax provision	10	18	10	30
Adjusted EBITDA	$(870)	$(2,394)	$(2,271)	$(5,554)

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

Changes in Internal Control over Financial Reporting

As part of our headquarters relocation we completed the transition of our finance and accounting operations from Irvine, California to Portland, Oregon, effective July 1, 2015. This transition included implementation of a new financial management software system and the hiring new personnel.  As a result, there were a number of changes in the detailed processes and procedures employed in our financial reporting that were implemented during the quarter ended September 30, 2015; however, none of these changes has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

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

ITEM 1A. RISK FACTORS

We operate in a rapidly changing environment that involves numerous risks and uncertainties. A description of the risks and uncertainties associated with our business is set forth below. You should carefully consider such risks and uncertainties, together with the other information contained in this Quarterly Report on Form 10-Q for the fiscal quarter ended September 30, 2015 and in our other public filings, including our Annual Report on Form 10-K for the fiscal year ended March 31, 2015. If any of such risks and uncertainties actually occurs, our business, financial condition or operating results could differ materially from the plans, projections, and other forward-looking statements included in the section titled “Management’s Discussion and Analysis of Financial Condition and Results of Operations” and elsewhere in this report and in our other public filings. In addition, if any of the following risks and uncertainties, or if any other risks and uncertainties, actually occurs, our business, financial condition or operating results could be harmed substantially, potentially causing the market price of our stock to decline, perhaps significantly. The following section lists some, but not all, of these risks and uncertainties that may have a material adverse effect on our business, financial condition or results of operation.

IF OUR NEW PRODUCTS ARE NOT ACCEPTED IN THE MARKETPLACE, OR WE FAIL TO ENHANCE EXISTING PRODUCTS TO KEEP PACE WITH RAPIDLY CHANGING TECHNOLOGY, INDUSTRY STANDARDS AND CUSTOMER PREFERENCES, OUR REVENUE MAY DECLINE.

We have devoted significant resources to the research and development of products and technologies. We believe that our future success will depend in large part on continued research and development efforts with respect to both our existing and new products, as well as the integration of newer technologies. We have made extensive efforts to leverage our core intellectual property to create new product lines and features, including within our Postano social media visualization platform. There can be no assurance that these new products will be successful or generate significant revenue.

The development of new or enhanced software products is a complex and uncertain process requiring high levels of innovation, as well as accurate anticipation of customer and technical trends. The development and introduction of new or enhanced products also requires us to manage the transition from older products in order to minimize disruptions in customer ordering patterns. Failure to develop and introduce new products or enhancements to existing products in a timely and cost-effective manner in response to changing market conditions or customer requirements, or lack of customer acceptance of our products, will materially and adversely affect our business, results of operations and financial condition. There can be no assurance that we will successfully integrate any acquired products and technologies, identify new product opportunities, develop and bring new products to market in a timely manner or achieve market acceptance of our products.

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

In order for us to improve our operating results and continue to grow our business, it is important that we continually attract new customers and that we maintain or grow our sales to existing customers. Sales to our existing customers may decline or fluctuate as a result of a number of factors, including, but not limited to, their satisfaction with our products and our customer support, the level of usage of our products, the pricing of our, or competing, software products and related services, and reductions in spending levels or changes in our customers’ anticipated usage of our products. Within the Postano business, we have limited historical data with respect to rates of customer renewals, so we may not accurately predict future renewal trends. We cannot assure you that our customers will renew their subscriptions, and if our customers do not renew their agreements or renew on less favorable terms, our revenues may grow more slowly than expected or decline and our operating results may be adversely impacted.

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

WE HAVE A HISTORY OF LOSSES AND WILL CONTINUE TO INCUR LOSSES IN THE IMMEDIATE FUTURE.

We recorded net loss of approximately $2.9 million and $6.1 million for the six months ended September 30, 2015 and 2014, respectively. We had an accumulated deficit of approximately $142.0 million as of September 30, 2015. We expect that we will continue to incur losses in the immediate future for a number of reasons, including uncertainty as to: (i) the level of our future revenues; (ii) our efforts to monetize newer technologies and services we have developed, including Postano, and (iii) our efforts to integrate acquired products and technologies. Forecasting our revenues and profitability for our new business models is inherently uncertain and volatile. We will need to generate increases in our revenues to achieve and maintain profitability, particularly given the current small size of our business relative to costs associated with being a public company. If our revenue fails to grow or grows more slowly than we currently anticipate or our operating expenses exceed our expectations, our losses would increase which could harm our business and operating results.

AS A RESULT OF VOLUNTARY WITHDRAWL OF OUR COMMON STOCK FROM THE NASDAQ CAPITAL MARKET AND SUBSEQUENT REGISTRATION ON THE OTCQX US MARKET, OUR BUSINESS, FINANCIAL CONDITION, RESULTS OF OPERATIONS AND STOCK PRICE COULD BE ADVERSELY AFFECTED, THE LIQUIDITY OF OUR STOCK AND OUR ABILITY TO OBTAIN FINANCING COULD BE IMPAIRED, AND, WE MAY BECOME SUBJECT TO SHAREHOLDER CLAIMS.

On October 2, 2015, the Company filed a Form 25 with the Securities and Exchange Commission to effect the voluntary withdrawal of its common stock from the NASDAQ Capital Market.  In parallel, the Company secured approval from OTC Markets, Inc. so that its common stock could be quoted for trading on the OTCQX US Market.  As such, the Company’s last day of trading for the Company’s common stock on the NASDAQ Capital Market was Friday October 9, 2015 and the first day of trading on the OTCQX Market was Monday October 12, 2015.  These actions were taken as a result of the expiration of the extension period to regain compliance with the minimum bid price requirements of NASDAQ Listing Rule 5550(a)(2) (the “Listing Rule”) for continued listing on the NASDAQ Capital Market.

Withdrawal of our common stock from the NASDAQ Capital Market could adversely affect our ability to attract new investors, decrease the liquidity of our outstanding shares of common stock, reduce our flexibility to raise additional capital, reduce the price at which our common stock trades, and increase the transaction costs inherent in trading such shares with overall negative effects for our stockholders. In addition, the voluntary withdrawal of our common stock from the NASDAQ Capital Market could deter broker-dealers from making a market in or otherwise seeking or generating interest in our common stock, and might deter certain institutions and persons from investing in our securities at all. For these reasons and others, the voluntary withdrawal of our common stock from the NASDAQ Capital Market could adversely affect our future business, financial condition and results of operations.

In addition to voluntary withdrawal of our common stock from the NASDAQ Capital Market, the sustained decrease in the trading price of our common stock may increase our exposure to the risk of securities class action lawsuits, which could result in substantial costs and divert management’s attention and resources, which could adversely affect our business.

THE SALES CYCLES FOR OUR PRODUCTS ARE HIGHLY VARIABLE AND OUR REVENUES ARE DIFFICULT TO PREDICT.

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

THE CONCENTRATION OF OUR STOCK OWNERSHIP GIVES CERTAIN STOCKHOLDERS SIGNIFICANT CONTROL OVER OUR BUSINESS.

As of September 30, 2015, Astoria Capital Partners, L.P. (“Astoria”) beneficially owned approximately 48.1% of our outstanding common stock. Richard W. Koe, a member of our Board of Directors, serves as the President of Astoria Capital Management, a general partner of Astoria. This concentration of stock ownership allows Astoria to significantly influence any actions that require approval of our stockholders, including the election of members to our Board of Directors and the approval of significant corporate transactions. For example, in September and October 2014, our Board of Directors approved amendments to our Bylaws with respect to certain corporate governance matters at the request of, and upon receiving feedback from, Astoria. Moreover, this concentration of ownership may delay or prevent a change in control. Astoria has announced that it is in the process of winding down and is working on identifying strategic block purchasers for its holdings of our common stock, but the timing and outcome of this process, as well as the impact of the process on our share price, remains uncertain.

WE MAY EXPERIENCE QUARTERLY FLUCTUATIONS IN OPERATING RESULTS, RESULTING IN VOLATILITY OF OUR STOCK PRICE.

We expect to continue to invest in research and development, sales and marketing, and operations in order to integrate acquired products and technology and to promote new product development and introduction. Because the expenses associated with these activities are relatively fixed in the short-term, we may be unable to timely adjust spending to offset any unexpected shortfall in revenue growth or any decrease in revenue levels. Operating results may also fluctuate due to factors such as:

•the size and timing of customer orders;

•changes in pricing policies by us or our competitors;

•our ability to develop, introduce, and market new and enhanced versions of our products;

•changes in deferred revenue balances due to changes in the average duration of subscriptions of our Postano products;

•the success of our strategic partners in referring or reselling our products;

•the number, timing, and significance of product enhancements and new product announcements by our competitors;

•the demand for our products;

•non-renewal of customer support agreements;

•software defects and other product quality problems; and

•personnel changes.

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

THE SUCCESS OF OUR BUSINESS DEPENDS IN PART UPON OUR ABILITY TO RECRUIT AND RETAIN KEY PERSONNEL AND MANAGEMENT: INABILTY TO ADEQUATELY STAFF OUR COMPANY MAY LIMIT OUR ABILITY SUCCESSFULLY OPERATE AND GROW OUR BUSINESS.

We believe that our future success will depend to a significant extent on our ability to recruit, hire, and retain highly skilled management and employees with experience in engineering, product management, business development, sales, marketing, and customer service. Competition for skilled executive leadership and personnel in the software and social media industry can be intense, and our efforts to recruit and retain these personnel may cause our compensation costs to increase, which could negatively impact our results of operations.  There can be no assurance that we will be successful in attracting and retaining such personnel. If we are unable to do so, or if we opt to forego hiring for certain positions in order to control our personnel costs, our human resources and staffing levels may be inadequate to develop and sell our products, perform services for our customers or successfully manage our operations. In addition, we have in the past restructured or made other adjustments to our workforce in response to management changes, product changes, performance issues, acquisitions, and other internal and external considerations. Workforce restructurings could result in a temporary lack of focus and reduced productivity, which could negatively affect our revenues and operations.

THE INABILITY TO PROTECT OUR INTELLECTUAL PROPERTY COULD HARM OUR ABILITY TO COMPETE.

Our ability to compete successfully will depend, in part, on our ability to protect our proprietary technology and operations without infringing upon the rights of others. We may fail to do so. We rely primarily on a combination of patent, trade secret, copyright and trademark laws, and contractual provisions to protect our intellectual property and proprietary rights. Our trademarks include TigerLogic, Postano, Omnis, and Omnis Studio, among others. We have three pending U.S. patent application related to Postano as of September 30, 2015. We have sixteen U.S. patents and one pending U.S. patent application as of September 30, 2015 related to yolink, a former product offering of the Company. Although we have been issued various patents and other patent applications are currently pending, there can be no assurance that any of these patents or other proprietary rights will not be challenged, invalidated or circumvented or that our rights will, in fact, provide competitive advantages to us or otherwise prove valuable in the marketplace. In addition, there can be no assurance that patents will be issued from pending applications or that claims allowed on any patents will be sufficiently broad to protect our technology. Further, the laws of some foreign countries may not protect our proprietary rights to the same extent as do the laws of the United States. The outcome of any actions taken in these foreign countries may be different than if such actions were determined under the laws of the United States. Although we are not dependent on any individual patents or group of patents for particular segments of the business for which we compete, if we are unable to protect our proprietary rights to the totality of the features (including aspects of products protected other than by patent rights) in a market, we may find ourselves at a competitive disadvantage to others who need not incur the substantial expense, time, and effort required to create innovative products. In addition to trademark and copyright protections, we generally license our products to end users on a “right to use” basis pursuant to license agreements that restrict use of products to a specified number of users or a specified usage.

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

As of September 30, 2015, we had 30,960,013 outstanding shares of common stock, of which approximately 15.3 million shares were restricted securities held by Astoria and other holders. Restricted securities may be sold in the public market only if they are registered or if they qualify for an exemption from registration under the Securities Act. At present, all of our outstanding restricted securities may be registered or are eligible for public sale under Rule 144 promulgated under the Securities Act, subject to volume limitations and other requirements of Rule 144.

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

OUR GLOBAL OPERATIONS EXPOSE US TO ADDITIONAL RISKS AND CHALLENGES ASSOCIATED WITH CONDUCTING BUSINESS INTERNATIONALLY.

We operate on a global basis with offices or distributors in Europe, Australia, and North America and development efforts in North America and Europe. Approximately 31% and of our revenue for the three and six months ended September 30, 2015 was generated from our international offices. We face several risks inherent in conducting business internationally, including but not limited to the following:

•general economic conditions in each country or region;

•fluctuations in interest rates or currency exchange rates;

•language and cultural differences;

•local and governmental requirements;

•political or social unrest;

•difficulties and costs of staffing and managing international operations;

•potentially adverse tax consequences;

•differences in intellectual property protections;

•difficulties in collecting accounts receivable and longer collection periods;

•seasonal business activities in certain parts of the world; and

•trade policies.

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

Date: November 6, 2015	TIGERLOGIC CORPORATION

/s/ Roger Rowe
Roger Rowe Acting Chief Executive Officer and Chief Financial Officer

EXHIBIT INDEX

Exhibit:	Description

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