Form 10-Q
period 2015-12-31
TigerLogic CORP
filed 2016-01-29
CIK 820738

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark one)

☒      QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended December 31, 2015

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

As of January 25, 2016, the Registrant had 30,960,013 shares of its common stock outstanding.

TIGERLOGIC CORPORATION

PART I. FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

TIGERLOGIC CORPORATION AND SUBSIDIARIES

UNAUDITED CONDENSED CONSOLIDATED BALANCE SHEETS

(In thousands)

	December 31,	March 31,
	2015	2015
ASSETS
Current assets:
Cash	$6,487	$10,251
Trade accounts receivable, less allowance for doubtful accounts of $1 and $0, respectively	954	1,291
Other current assets	449	460
Total current assets	7,890	12,002

Property, furniture and equipment, net	584	869
Intangible assets, net	306	363
Deferred tax assets	95	94
Other assets	51	54
Total assets	$8,926	$13,382

LIABILITIES AND STOCKHOLDERS’ EQUITY

Current liabilities:
Accounts payable	$250	$295
Accrued liabilities	824	1,525
Deferred revenue	1,568	1,905
Total current liabilities	2,642	3,725

Other long-term liabilities	144	101
Total liabilities	2,786	3,826

Commitments and contingencies

Stockholders’ equity:
Preferred stock	—	—
Common stock	3,096	3,096
Additional paid-in-capital	143,712	143,389
Accumulated other comprehensive income	2,178	2,174
Accumulated deficit	(142,846)	(139,103)
Total stockholders’ equity	6,140	9,556

Total liabilities and stockholders’ equity	$8,926	$13,382

See accompanying notes to the unaudited condensed consolidated financial statements.

TIGERLOGIC CORPORATION AND SUBSIDIARIES

UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE LOSS

(In thousands except per share data)

	For the Three Months Ended December 31,		For the Nine Months Ended December 31,
	2015	2014	2015	2014

Net revenues:
Licenses	$599	$515	$1,380	$1,845
Subscription	813	532	2,356	1,415
Services	399	866	1,267	2,250
Total net revenues	1,811	1,913	5,003	5,510
Operating expenses:
Cost of subscription revenues	199	206	474	546
Cost of service revenues	141	102	374	410
Selling and marketing	697	1,260	2,444	4,679
Research and development	688	780	1,966	3,009
General and administrative	895	1,729	3,413	5,068
Impairment of goodwill	—	18,183	—	18,183
Total operating expenses	2,620	22,260	8,671	31,895
Operating loss	(809)	(20,347)	(3,668)	(26,385)
Other income (expense):
Interest expense-net	—	—	(2)	(2)
Other income (expense)-net	6	33	(8)	42
Total other income (expense)-net	6	33	(10)	40
Loss before income taxes	(803)	(20,314)	(3,678)	(26,345)
Income tax provision	55	78	65	108
Net loss	(858)	(20,392)	(3,743)	(26,453)
Other comprehensive income:
Foreign currency translation adjustments	(21)	(66)	4	(115)
Total comprehensive loss	$(879)	$(20,458)	$(3,739)	$(26,568)

Basic and diluted net loss per share	$(0.03)	$(0.65)	$(0.12)	$(0.85)

Weighted average shares used in computing basic and diluted net loss per share	30,960	31,560	30,958	31,109

See accompanying notes to the unaudited condensed consolidated financial statements.

TIGERLOGIC CORPORATION AND SUBSIDIARIES

UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(In thousands)

	For the Nine Months Ended December 31,
	2015	2014
Cash flows from operating activities:
Net loss	$(3,743)	$(26,453)
Adjustments to reconcile net loss to net cash used in operating activities:
Impairment of goodwill	—	18,183
Depreciation and amortization of long-lived assets	348	261
Provision for (recovery of) bad debt	1	(71)
Stock-based compensation expense	322	531
Change in deferred tax assets	(3)	—
Foreign currency exchange gain	(5)	(47)
Change in operating assets and liabilities:
Trade accounts receivable	343	173
Other current assets	17	21
Accounts payable	(93)	17
Accrued liabilities and other long term liabilites	(464)	(272)
Deferred revenue	(339)	57
Net cash used in operating activities	(3,616)	(7,600)

Cash flows from investing activities:
Purchases of property, furniture and equipment	(159)	(264)
Net cash used in investing activities	(159)	(264)

Cash flows from financing activities:
Proceeds from exercise of stock options	—	16
Proceeds from issuance of common stock	1	7
Proceeds from sale of discontinued operations	—	2,200
Net cash provided by financing activities	1	2,223

Effect of exchange rate changes on cash	10	(115)

Net decrease in cash	(3,764)	(5,756)
Cash at beginning of the period	10,251	18,602
Cash at end of the period	$6,487	$12,846

Supplemental disclosures:
Cash paid for income taxes	$81	$—

See accompanying notes to the unaudited condensed consolidated financial statements.

TIGERLOGIC CORPORATION AND SUBSIDIARIES

NOTES TO THE UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

December 31, 2015

1. INTERIM FINANCIAL STATEMENTS

The unaudited interim condensed consolidated financial information furnished herein reflects all adjustments, consisting only of normal recurring items, which in the opinion of management are necessary to fairly state TigerLogic Corporation and its subsidiaries’ (collectively, the “Company” or “we,” “us” or “our”) financial position, results of operations and cash flows for the dates and periods presented and to make such information not misleading. Certain information and footnote disclosures normally included in annual financial statements prepared in accordance with accounting principles generally accepted in the United States of America have been omitted pursuant to rules and regulations of the Securities and Exchange Commission (“SEC”); nevertheless, management of the Company believes that the disclosures herein are adequate to make the information presented not misleading. These unaudited condensed consolidated financial statements should be read in conjunction with the Company’s audited financial statements for the year ended March 31, 2015, contained in the Company’s Annual Report on Form 10-K filed with the SEC on June 18, 2015. The results of operations for the three and nine months ended December 31, 2015, are not necessarily indicative of results to be expected for any other interim period or the fiscal year ending March 31, 2016.

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

Total stock-based compensation expense included in the unaudited condensed consolidated statements of comprehensive loss for the three and nine months ended December 31, 2015 and 2014, was as follows (in thousands):

	Three Months Ended December 31,		Nine Months Ended December 31,
	2015	2014	2015	2014

Cost of service revenue	$6	$7	$19	$16
Operating expense:
Selling and marketing	13	2	30	132
Research and development	31	24	88	90
General and administrative	68	137	185	293
Total stock-based compensation expense	118	170	322	531
Income tax benefit	—	—	—	—
Net stock-based compensation expense	$118	$170	$322	$531

As of December 31, 2015, there was approximately $0.9 million of total unrecognized compensation cost related to non-vested share-based compensation arrangements granted under the plans. That cost is expected to be recognized over a weighted-average period of 2.66 years.

3. FAIR VALUE MEASUREMENT

The Company maintains all of its cash on deposit at financial institutions. As such, there were no cash equivalents on the Company’s balance sheets as of December 31, 2015 or March 31, 2015. There were no nonfinancial assets or liabilities that required recognition or disclosure at fair value on a nonrecurring basis in the Company’s balance sheets as of December 31, 2015 or March 31, 2015.

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

Options to purchase 4,273,744 shares and 4,276,777 shares of the Company’s common stock for the three and nine month periods ended December 31, 2015, respectively, and 4,770,892 shares and 4,057,098 shares for the three and nine month periods ended December 31, 2014, respectively, have been excluded from the computation of diluted net loss per share because the effect of their inclusion would have been anti-dilutive.

The change in accumulated other comprehensive income during the three and nine month periods ended December 31, 2015 and 2014 results from translation of our foreign operations.

5. BUSINESS SEGMENT

The Company operates in one reportable segment. International operations consist of foreign sales offices selling software combined with local service revenue and a research and development operation in the United Kingdom. The following table summarizes consolidated financial information of the Company’s operations by geographic location (in thousands):

	For the Three Months Ended December 31,		For the Nine Months Ended December 31,
Net revenue	2015	2014	2015	2014

United States	$1,197	$1,283	$3,406	$3,346
Europe	614	630	1,597	2,164
Total	$1,811	$1,913	$5,003	$5,510

	December 31,	March 31,
Long-lived assets	2015	2015

United States	$632	$936
Europe	354	350
Total	$986	$1,286

The Company engages in the design, development, sale and support of rapid application development software known as Omnis and a subscription based social media visualization platform known as Postano. The following table represents the Company’s net revenue by product line (in thousands):

	For the Three Months Ended December 31,		For the Nine Months Ended December 31,
Net revenue	2015	2014	2015	2014

Omnis products	$928	$872	$2,399	$3,002
Postano products	883	1,041	2,604	2,508
Total	$1,811	$1,913	$5,003	$5,510

6. RELATED PARTY TRANSACTIONS

Following the retirement of Richard Koe from the position of Chief Executive Officer effective September 7, 2014, the Company entered into an expense reimbursement agreement with Mr. Koe where the Company agreed to pay Astoria Capital Management (“ACM”), an entity controlled by Mr. Koe, a rental fee for the use of ACM’s furniture in the Company’s Portland, Oregon office. Beginning in May 2015, the rental fee was reduced from $2,000 per month to $1,000 per month. This agreement will continue for such time as the Company continues to make use of ACM’s furniture and will terminate upon written notice from the Company. Mr. Koe continues to serve as a member of the Company’s Board of Directors.

7. GOODWILL IMPAIRMENT

The Company reviews goodwill and other long-lived assets for impairment whenever events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable. During the fiscal quarter ended December 31, 2014, the Company’s market capitalization fell below its net book value for an extended period of time. The Company operates as a single reporting unit. As a result, Company management conducted the first step of a goodwill impairment test as of December 31, 2014 with the assistance of an independent valuation consultant utilizing both a market capitalization approach, including an estimated control premium, as well as a discounted cash flow approach, with key assumptions including projected future cash flows and a risk-adjusted discount rate.  Both approaches resulted in an estimated fair value of the Company’s reporting unit below net book value as of December 31, 2014. As such, the Company initiated the second step of the goodwill impairment test to measure the amount of impairment. The Company analyzed the fair value of certain assets including its developed technology, trade names, customer relationships, and property. Based on the work performed, the Company concluded that an impairment loss is probable and can be reasonably estimated. Accordingly, the Company recorded a non-cash goodwill impairment charge to fully write-off the book value of its goodwill in the amount of approximately $18.2 million during the quarter ended December 31, 2014. Also, prior to performing the second step in the goodwill impairment analysis, the Company assessed long-lived assets including property and equipment and intangible assets for impairment. The Company’s conclusion was that such long-lived assets were not impaired as of December 31, 2014.

8. COMMITMENTS AND CONTINGENCIES

Leases

The Company leases office space and certain equipment under non-cancelable operating lease agreements with terms expiring through 2020. Rent expense related to operating these leases is recognized ratably on a straight-line basis over the entire lease term. The Company is required to pay property taxes, insurance and normal maintenance costs.

As a result of moving its corporate headquarters to Portland, Oregon, the Company vacated its former premises in Irvine, California and subleased the facility for the remainder of the lease term.  As a result, the Company recorded a lease loss during its second fiscal quarter totaling $109,000 reflecting the difference between ongoing committed operating lease costs for the facility and sublease income expected to be received over the life of the lease.  In addition, the Company accelerated depreciation on property and equipment totaling $125,000 located in the Irvine office upon vacating the premises.

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

9. SUBSEQUENT EVENTS

Legal Settlement

On July 2, 2015, the Company was sued for patent infringement by Monster Patents, LLC (“Monster”) in the United States District Court Southern District of New York. The complaint alleged that the Company’s Postano products infringe a single patent owned by Monster. On January 14, 2016, the Company entered into a settlement agreement with Monster (the “Settlement Agreement”), pursuant to which all outstanding litigation with Monster was settled and the parties stipulated to dismissal of the action with prejudice.  Under the terms of the Settlement Agreement, Monster granted the Company a fully paid, worldwide, perpetual license to the Monster patent portfolio in exchange for a cash payment and a limited subscription to the Postano platform for a two-year period. The remaining terms of the Settlement Agreement are confidential. The Company has included the costs of settlement in its financial results for the quarter ended December 31, 2015.

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The section entitled “Management’s Discussion and Analysis” set forth below contains forward-looking statements within the meaning of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended (the “Exchange Act”). These statements may generally be identified by the use of such words as “expect,” “anticipate,” “believe,” “intend,” “plan,” “will,” or “shall,” or the negative of those terms. We have based these forward-looking statements on our current expectations and projections about future events. Forward-looking statements involve certain risks and uncertainties and actual results may differ materially from those discussed in any such statement. Many factors could cause actual results to differ materially from those projected in forward-looking statements, including the risks described in Part II, Item 1A, “Risk Factors,” in this Quarterly Report on Form 10-Q. The forward-looking statements contained in this Quarterly Report on Form 10-Q include, but are not limited to statements about the following: (1) our future success, (2) our research and development efforts, (3) our future operating results and cash flow, (4) our ability to compete, (5) the markets in which we operate, (6) our revenue, (7) our cost of license revenue and cost of service revenue, (8) our selling and marketing costs, (9) our general and administrative costs, (10) our research and development expenses, (11) the effect of critical accounting policies, (12) our belief that our existing cash balances combined with our cash flow from operating activities will be sufficient to meet our operating and capital expenditure requirements for the fiscal year ending March 31, 2016, (13) the impact of litigation on our operating results, and (14) the effect of changes in tax laws on our financial statements. All forward-looking statements in this document are made as of the date hereof, based on information available to us as of the date hereof, and we assume no obligation to update any forward-looking statement.

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

In October 2015, we launched a new Postano product, Hashtag Analytics, a self-service solution that provides brand marketers and agencies with deep, real-time, visual, cross-network social analytics, specifically around hashtags, to help them better track and analyze social campaigns.

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

	Three Months Ended			Three Months Ended		Nine Months Ended			Nine Months Ended
	December 31, 2015			December 31, 2014		December 31, 2015			December 31, 2014
	Results	% of Net Revenues	Percent Change	Results	% of Net Revenues	Results	% of Net Revenues	Percent Change	Results	% of Net Revenues
	(In thousands)			(In thousands)		(In thousands)			(In thousands)
Net revenues
Licenses	$599	33%	16%	$515	27%	$1,380	29%	-25%	$1,845	33%
Subscription	813	45%	53%	532	28%	2,356	47%	67%	1,415	26%
Services	399	22%	-54%	866	45%	1,267	25%	-44%	2,250	41%
Total net revenues	1,811	100%	-5%	1,913	100%	5,003	100%	-9%	5,510	100%
Operating expenses
Cost of revenues:
Cost of subscription revenues (as a % of subscription revenues)	199	24%	-3%	206	39%	474	20%	-13%	546	39%
Cost of service revenues (as a % of service revenues)	141	35%	38%	102	12%	374	30%	-9%	410	18%
Selling and marketing	697	38%	-45%	1,260	66%	2,444	49%	-48%	4,679	85%
Research and development	688	38%	-12%	780	41%	1,966	39%	-35%	3,009	55%
General and administrative	895	49%	-48%	1,729	90%	3,413	68%	-33%	5,068	92%
Impairment of goodwill	—	NA	NA	18,183	950%	—	NA	NA	18,183	330%
Total operating expenses	2,620	145%	-88%	22,260	1164%	8,671	173%	-73%	31,895	579%
Operating loss	(809)	-45%	-96%	(20,347)	-1064%	(3,668)	-73%	-86%	(26,385)	-479%
Other income (expense)-net	6	0%	-82%	33	2%	(10)	0%	-125%	40	1%
Loss before income taxes	(803)	-44%	-96%	(20,314)	-1062%	(3,678)	-74%	-86%	(26,345)	-478%
Income tax provision	55	3%	-29%	78	4%	65	1%	-40%	108	2%
Net loss	$(858)	-47%	-96%	$(20,392)	-1066%	$(3,743)	-75%	-86%	$(26,453)	-480%

Revenue

NET REVENUES. Net revenues include software licensing, hosted subscription services, post-contract technical support, and professional services for our Omnis and Postano products and services. We generally sell our hosted Postano platform on a time-based subscription basis and offer our customers related professional services for additional fees. We license our Omnis software primarily on a per-CPU, per-server, per-port or per-user basis. Therefore, the addition of CPUs, servers, ports or users to existing systems increases our revenue from our installed base of licenses. Similarly, the reduction of CPUs, servers, ports or users from existing systems decreases our revenue from our installed base of customers.

Total net revenues decreased by approximately $0.1 million, or 5%, and $0.5 million, or 9%, for the three and nine month periods ended December 31, 2015, when compared to the same periods in the prior year. License revenues from our Omnis software increased approximately $0.1 million, or 16%, for the three months ended December 31, 2015 and decreased $0.5 million, or 25%, for the nine month period ended December 31, 2015. During the quarter ended December 31, 2015, the Company settled a dispute with one of its customers regarding Omnis license usage resulting in additional license revenue in the quarter of approximately $0.15 million.  In addition, Omnis license revenues are driven by the timing of customer purchases of additional licenses as well as upgrades to newer versions of the Omnis platform.  This timing drives fluctuations in license revenues from period to period. Subscriptions revenue from our Postano product increased by approximately $0.3 million, or 53%, and $0.9 million, or 67%, when compared to the same three and nine month periods in the prior year. This increase was due to growth in number of new customers, subscription renewals, and an increase in the average size of subscriptions.  Services revenue decreased approximately $0.5 million, or 54%, and $1.0 million, or 44%, for the three and nine month periods ended December 31, 2015, respectively, primarily due to the discontinuance of a discrete Postano services offering in the quarter ended December 31, 2014.

Operating Expenses

COST OF SUBSCRIPTION REVENUE. Cost of subscription revenue is comprised of direct costs for Postano subscriptions associated with data center hosting and personnel costs relating to platform access, web embed displays, social content analytic reports and phone support. Cost of subscription revenue decreased approximately $7,000, or 3% and $72,000, or 13%, for the three and nine months ended December 31, 2015, when compared to the same period in the prior year. This decrease was due to savings in hosting cost resulted from bundled pricing obtained from our vendor as well as lower headcount in the current year.

COST OF SERVICE REVENUE. Cost of service revenue primarily includes personnel costs relating to consulting, professional and training services, and service royalties for our Omnis and Postano products. Cost of service revenue increased by approximately $39,000, or 38%, for the three months ended December 31, 2015 compared to the prior year and decreased by approximately $36,000, or 9%, for the nine months ended December 31, 2015 compared to the prior year.  The decrease in cost of service revenue results from the decline in service revenues described above.

SELLING AND MARKETING. Selling and marketing expense consists primarily of salaries, benefits, advertising, trade shows, travel and overhead costs for our sales and marketing personnel. Selling and marketing expense for the three and nine months ended December 31, 2015 decreased by approximately $0.6 million, or 45% and $2.2 million, or 48%, when compared to the same period in the prior year mainly due to efforts to control expenses, which included reductions in headcount, advertising media expense and travel expenses compared to the prior year.

RESEARCH AND DEVELOPMENT. Research and development expense consists primarily of salaries and other personnel-related expenses and overhead costs for engineering personnel, including employees in the United States and the United Kingdom. Research and development expense for the three and nine months ended December 31, 2015 decreased by approximately $0.1 million, or 12% and $1.0 million, or 35%, when compared to the same periods in the prior year, mainly due to lower employee headcount and consulting costs related to development efforts of our Postano and Omnis products.

We continue to invest in developing enhancements to our existing products for the benefit of our current and future customers. Historically, our development efforts have resulted in updates and upgrades to existing Omnis products and the launch of new product offerings and features within the Postano social media platform. New product updates and upgrades in our Omnis and Postano product lines are currently in progress and we expect to continue our research and development efforts in these product lines.

GENERAL AND ADMINISTRATIVE. General and administrative expense consists primarily of costs associated with our executive, finance, human resources, legal and other administrative functions. These costs consist principally of salaries and other personnel-related expenses, professional fees, depreciation and overhead costs. General and administrative expense for the three and nine months ended December 31, 2015 decreased by approximately $0.8 million, or 48%, and $1.7 million, or 33%, when compared to the same periods in the prior year, primarily due to lower headcount, legal, professional services, and financial advisory services related expenses partially offset by higher facility related costs associated with the closure of the Irvine office.

IMPAIRMENT OF GOODWILL. During the fiscal quarter ended December 31, 2014, our market capitalization fell below our net book value for an extended period of time. As a result, we conducted the first step of a goodwill impairment test as of December 31, 2014 with the assistance of an independent valuation consultant utilizing both a market capitalization approach, including an estimated control premium, as well as a discounted cash flow approach, with key assumptions including projected future cash flows and a risk-adjusted discount rate.  Both approaches resulted in an estimated fair value of our reporting unit below net book value as of December 31, 2014. As such, we initiated the second step of the goodwill impairment test to measure the amount of impairment. Based on the work performed, we concluded that an impairment loss is probable and can be reasonably estimated. Accordingly, we recorded a non-cash goodwill impairment charge to fully write-off the book value of our goodwill in the amount of approximately $18.2 million during the quarter ended December 31, 2014. Also, prior to performing our second step in the goodwill impairment analysis, we assessed long-lived assets including property and equipment and intangible assets for impairment. Our conclusion was that such long-lived assets were not impaired as of December 31, 2014.

OTHER INCOME (EXPENSE)-NET: Other income (expense)-net consists primarily of interest income (expense) and gains and losses on foreign currency transactions and is not significant for any period presented.

PROVISION FOR INCOME TAXES. Our effective tax rate from continuing operations was 6.8% and 1.8% for the three and nine months ended December 31, 2015, respectively.  Our effective tax rate from continuing operations was 0.4% and 0.4% for the three and nine months ended December 30, 2014, respectively. The provision for income taxes reflects the income tax on net earnings from foreign subsidiaries.  Due to uncertainties surrounding the timing of realizing the benefits of the net operating loss carryforwards in the future, we continue to carry a full valuation allowance against net deferred tax assets for our subsidiaries in the United States and United Kingdom.

Realization of deferred tax assets depends upon future earnings, if any, the timing and amount of which are uncertain. Accordingly, we have offset our net deferred tax assets in our United States and United Kingdom subsidiaries, with a valuation allowance. The utilization of our net operating losses could be subject to substantial annual limitations as a result of certain future events, such as an acquisition or other significant events, which may be deemed as a “change in ownership” under the provisions of the Internal Revenue Code of 1986, as amended, and similar state provisions. The annual limitations could result in the expiration of net operating losses and tax credits before utilization.

Liquidity and Capital Resources

As of December 31, 2015, we had approximately $6.5 million in cash, of which approximately $0.3 million was held by our foreign subsidiaries and, if repatriated, would not be subject to material tax consequences due to our net operating loss carry forwards. We believe that our existing cash balances and cash flow from operations will be sufficient to meet our anticipated cash needs for at least the next twelve months.

We continue to invest in research and development and marketing efforts intended to allow us to further penetrate our target markets and grow our revenues and improve operating results. However, our research and development and marketing efforts have required, and will continue to require, cash outlays without the immediate or short-term receipt of related revenue. Our ability to meet our future expenditure requirements is dependent upon our future financial performance, and this will be affected by, among other things, prevailing economic conditions, success in penetrating new markets, our ability to attract new customers, and achieving market acceptance of our new and existing products and services, the success of research and development efforts and other factors beyond our control.  If we are unsuccessful in improving our financial performance, we may need to consider evaluating strategic alternatives for the Company or raise additional capital.  We may not be successful in finding a viable strategic alternative or be able to secure additional capital on reasonable business terms, or at all.

We had no material commitments for capital expenditures as of December 31, 2015.

Net cash used in operating activities was approximately $3.6 million and $7.6 million for the nine months ended December 31, 2015 and 2014, respectively. The decrease in net cash used in operating activities for the nine month period ended December 31, 2015 as compared to the same period in the prior year was primarily due to lower net loss due to lower selling and marketing, general and administrative, and research and development expenses. Net cash used in investing activities was $0.2 million for the nine months ended December 31, 2015 and was primarily due to payments made for a software license.  Net cash used in investing activities was $0.3 million for the nine months ended December 31, 2014, primarily due to the purchases of furniture and equipment related to the relocation of our former headquarters in April 2014.  Net cash provided by financing activities for the nine months ended December 31, 2015 was immaterial and included proceeds from the issuance of common stock under our employee stock purchase plan. Net cash provided from financing activities for the nine months ended December 31, 2014 was approximately $2.2 million and was mainly due to proceeds released from escrow from the sale of our MDMS Business in the prior year.

We did not have an outstanding line of credit or other borrowings during the three and nine month periods ended December 31, 2015 or 2014.

Off-Balance Sheet Arrangements

As of December 31, 2015 we did not have any off-balance sheet arrangements, as defined in the SEC regulations, which have or are reasonably likely to have a current or future material effect on our financial condition, changes in financial condition, revenues, or expenses, results of operations, liquidity, capital expenditures or capital resources.

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

Our Adjusted EBITDA was negative $0.6 million for the three month period ended December 31, 2015 and negative $2.9 million for the nine month period ended December 31, 2015.  Our Adjusted EBITDA was negative $1.9 million for the three month period ended December 31, 2014 and negative $7.4 million for the nine month period ended December 31, 2014. The improvement in Adjusted EBITDA for the three and nine month periods ended December 31, 2015 was a result of lower operating expenses in the current year periods mainly due to lower personnel and marketing expenses. The following table reconciles GAAP reported net loss to Adjusted EBITDA:

RECONCILIATION OF NET LOSS TO ADJUSTED EBITDA

(In thousands)

	For the Three Months Ended December 31,		For the Nine Months Ended December 31,
	2015	2014	2015	2014

Reported net loss	$(858)	$(20,392)	$(3,743)	$(26,453)
Depreciation and amortization	71	138	348	261
Stock-based compensation	118	170	322	531
Lease loss	—	—	109	—
Interest expense-net	—	—	2	2
Other (income) expense-net	(6)	(33)	8	(42)
Income tax provision	55	78	65	108
Impairment of goodwill	—	18,183	—	18,183
Adjusted EBITDA	$(620)	$(1,856)	$(2,889)	$(7,410)

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

Changes in Internal Control over Financial Reporting

As part of our headquarters relocation we completed the transition of our finance and accounting operations from Irvine, California to Portland, Oregon, effective July 1, 2015. This transition included implementation of a new financial management software system and hiring new personnel.  As a result, there were a number of changes in the detailed processes and procedures employed in our financial reporting that were implemented; however, none of these changes has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

PART II. OTHER INFORMATION

ITEM 1. LEGAL PROCEEDINGS

On July 2, 2015, the Company was sued for patent infringement by Monster Patents, LLC (“Monster”) in the United States District Court Southern District of New York. The complaint alleged that the Company’s Postano products infringe a single patent owned by Monster. On January 14, 2016, the Company entered into a settlement agreement with Monster (the “Settlement Agreement”), pursuant to which all outstanding litigation with Monster was settled.  Under the terms of the Settlement Agreement, Monster granted the Company a fully paid, worldwide, perpetual license to the Monster patent portfolio in exchange for a cash payment and a limited subscription to the Postano platform for a two-year period. The remaining terms of the Settlement Agreement are confidential.  The Company has included the costs of settlement in its financial results for the quarter ended December 31, 2015.

ITEM 1A. RISK FACTORS

We operate in a rapidly changing environment that involves numerous risks and uncertainties. A description of the risks and uncertainties associated with our business is set forth below. You should carefully consider such risks and uncertainties, together with the other information contained in this Quarterly Report on Form 10-Q for the fiscal quarter ended December 31, 2015 and in our other public filings, including our Annual Report on Form 10-K for the fiscal year ended March 31, 2015. If any of such risks and uncertainties actually occurs, our business, financial condition or operating results could differ materially from the plans, projections, and other forward-looking statements included in the section titled “Management’s Discussion and Analysis of Financial Condition and Results of Operations” and elsewhere in this report and in our other public filings. In addition, if any of the following risks and uncertainties, or if any other risks and uncertainties, actually occurs, our business, financial condition or operating results could be harmed substantially, potentially causing the market price of our stock to decline, perhaps significantly. The following section lists some, but not all, of these risks and uncertainties that may have a material adverse effect on our business, financial condition or results of operation.

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

OUR FAILURE TO COMPETE EFFECTIVELY MAY HAVE AN ADVERSE IMPACT ON OUR OPERATING RESULTS OR CAUSE US TO UNDERGO FUNDAMENTAL CHANGES.

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

In order for us to improve our operating results, it is important that our customers make additional significant purchases of our functionality and offerings. If our customers do not purchase additional functionality or offerings, our revenues may grow more slowly than expected. Additionally, increasing incremental sales to our current customer base may require increasingly sophisticated and costly sales efforts. We have limited resources to invest in sales efforts and we may limit our investment in order to preserve capital. There can be no assurance that any sales efforts would result in increased sales to existing customers, or upsells, and additional revenues. If we are unable to improve the effectiveness of our sales efforts our operating results will be adversely impacted.

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

WE HAVE A HISTORY OF LOSSES AND WILL CONTINUE TO INCUR LOSSES IN THE IMMEDIATE FUTURE.

We recorded net loss of approximately $3.7 million and $26.6 million for the nine months ended December 31, 2015 and 2014, respectively. We had an accumulated deficit of approximately $142.8 million as of December 31, 2015. We expect that we will continue to incur losses in the immediate future for a number of reasons, including uncertainty as to: (i) the level of our future revenues; (ii) our efforts to monetize newer technologies and services we have developed, including Postano, and (iii) our efforts to integrate acquired products and technologies. Forecasting our revenues and profitability for our new business models is inherently uncertain and volatile. We will need to generate increases in our revenues to achieve and maintain profitability, particularly given the current small size of our business relative to costs associated with being a public company. If our revenue fails to grow or grows more slowly than we currently anticipate or our operating expenses exceed our expectations, our losses would increase which could harm our operating results and may require us to reduce our operations in order to preserve capital.

AS A RESULT OF VOLUNTARY WITHDRAWL OF OUR COMMON STOCK FROM THE NASDAQ CAPITAL MARKET AND SUBSEQUENT REGISTRATION ON THE OTCQX US MARKET, OUR BUSINESS, FINANCIAL CONDITION, RESULTS OF OPERATIONS AND STOCK PRICE COULD BE ADVERSELY AFFECTED, THE LIQUIDITY OF OUR STOCK AND OUR ABILITY TO OBTAIN FINANCING COULD BE IMPAIRED, AND, WE MAY BECOME SUBJECT TO SHAREHOLDER CLAIMS.

On October 2, 2015, the Company filed a Form 25 with the Securities and Exchange Commission to effect the voluntary withdrawal of its common stock from the NASDAQ Capital Market.  In parallel, the Company secured approval from OTC Markets, Inc. so that its common stock could be quoted for trading on the OTCQX US Market.  As such, the Company’s last day of trading for the Company’s common stock on the NASDAQ Capital Market was Friday, October 9, 2015 and the first day of trading on the OTCQX Market was Monday, October 12, 2015.  These actions were taken as a result of the expiration of the extension period to regain compliance with the minimum bid price requirements of NASDAQ Listing Rule 5550(a)(2) (the “Listing Rule”) for continued listing on the NASDAQ Capital Market.

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

THE CONCENTRATION OF OUR STOCK OWNERSHIP GIVES CERTAIN STOCKHOLDERS SIGNIFICANT CONTROL OVER OUR BUSINESS.

As of December 31, 2015, Astoria Capital Partners, L.P. (“Astoria”) beneficially owned approximately 48.1% of our outstanding common stock. Richard W. Koe, a member of our Board of Directors, serves as the President of Astoria Capital Management, a general partner of Astoria. This concentration of stock ownership allows Astoria to significantly influence any actions that require approval of our stockholders, including the election of members to our Board of Directors and the approval of significant corporate transactions. For example, in September and October 2014, our Board of Directors approved amendments to our Bylaws with respect to certain corporate governance matters at the request of, and upon receiving feedback from, Astoria. Moreover, this concentration of ownership may delay or prevent a change in control. Astoria has announced that it is in the process of winding down and is working on identifying strategic block purchasers for its holdings of our common stock, but the timing and outcome of this process, as well as the impact of the process on our share price, remains uncertain.

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

THE SUCCESS OF OUR BUSINESS DEPENDS IN PART UPON OUR ABILITY TO RECRUIT AND RETAIN KEY PERSONNEL AND MANAGEMENT: INABILTY TO ADEQUATELY STAFF OUR COMPANY MAY LIMIT OUR ABILITY TO SUCCESSFULLY OPERATE AND GROW OUR BUSINESS.

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

THE INABILITY TO PROTECT OUR INTELLECTUAL PROPERTY COULD HARM OUR ABILITY TO COMPETE.

Our ability to compete successfully will depend, in part, on our ability to protect our proprietary technology and operations without infringing upon the rights of others. We may fail to do so. We rely primarily on a combination of patent, trade secret, copyright and trademark laws, and contractual provisions to protect our intellectual property and proprietary rights. Our trademarks include TigerLogic, Postano, Omnis, and Omnis Studio, among others. We have three pending U.S. patent applications related to Postano as of December 31, 2015. We have sixteen U.S. patents and one pending U.S. patent application as of December 31, 2015 related to yolink, a former product offering of the Company. Although we have been issued various patents and other patent applications are currently pending, there can be no assurance that any of these patents or other proprietary rights will not be challenged, invalidated or circumvented or that our rights will, in fact, provide competitive advantages to us or otherwise prove valuable in the marketplace. In addition, there can be no assurance that patents will be issued from pending applications or that claims allowed on any patents will be sufficiently broad to protect our technology. Further, the laws of some foreign countries may not protect our proprietary rights to the same extent as do the laws of the United States. The outcome of any actions taken in these foreign countries may be different than if such actions were determined under the laws of the United States. Although we are not dependent on any individual patents or group of patents for particular segments of the business for which we compete, if we are unable to protect our proprietary rights to the totality of the features (including aspects of products protected other than by patent rights) in a market, we may find ourselves at a competitive disadvantage to others who need not incur the substantial expense, time, and effort required to create innovative products. In addition to trademark and copyright protections, we generally license our products to end users on a “right to use” basis pursuant to license agreements that restrict use of products to a specified number of users or a specified usage.

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

There has been a substantial amount of litigation in the software and online services industry regarding intellectual property rights and there is significant uncertainty in our industry as many of the legal principles associated with software and online services continue to evolve rapidly. Third parties may file claims against us or our customers asserting that our current or potential future products or services, including our acquired products and technologies, infringe upon their intellectual property rights. Third parties on occasion have and may continue to assert that our products and technologies are subject to license requirements. We may be periodically involved in any number of ordinary course of business proceedings of this type. As an example, on July 2, 2015, the Company was sued for patent infringement by Monster Patents, LLC (“Monster”) in the United States District Court Southern District of New York. The complaint alleged that the Company’s Postano products infringe a single patent owned by Monster. On January 14, 2016, the Company entered into a settlement agreement with Monster (the “Settlement Agreement”), pursuant to which all outstanding litigation with Monster was settled and the parties stipulated to dismissal of the action with prejudice.  Under the terms of the Settlement Agreement, Monster granted the Company a fully paid, worldwide, perpetual license to the Monster patent portfolio in exchange for a cash payment and a limited subscription to the Postano platform for a two-year period. The remaining terms of the

Settlement Agreement are confidential.  The Company has included the costs of settlement in its financial results for the quarter ended December 31, 2015.

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

As of December 31, 2015, we had 30,960,013 outstanding shares of common stock, of which approximately 14.8 million shares were restricted securities held by Astoria. Restricted securities may be sold in the public market only if they are registered or if they qualify for an exemption from registration under the Securities Act. At present, all of our outstanding restricted securities may be registered or are eligible for public sale under Rule 144 promulgated under the Securities Act, subject to volume limitations and other requirements of Rule 144.

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

OUR GLOBAL OPERATIONS EXPOSE US TO ADDITIONAL RISKS AND CHALLENGES ASSOCIATED WITH CONDUCTING BUSINESS INTERNATIONALLY.

We operate on a global basis with offices or distributors in Europe, Australia, and North America and development efforts in North America and Europe. Approximately 34% and 32% of our revenue for the three and nine months ended December 31, 2015 was generated from our international offices. We face several risks inherent in conducting business internationally, including but not limited to the following:

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

CHANGES IN OUR PROVISION FOR INCOME TAXES OR ADVERSE OUTCOMES RESULTING FROM EXAMINATION OF OUR INCOME TAX RETURNS COULD ADVERSELY AFFECT OUR OPERATING RESULTS.

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

Date: January 29, 2016	TIGERLOGIC CORPORATION

/s/ Roger Rowe
Roger Rowe Acting Chief Executive Officer and Chief Financial Officer

EXHIBIT INDEX

Exhibit:	Description

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